Form 10-K
period 2007-12-28
FOSTER WHEELER LTD
filed 2008-02-26
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ............ to .............

Commission file number 001-31305

FOSTER WHEELER LTD.
(Exact name of registrant as specified in its charter)

BERMUDA (State or other jurisdiction of incorporation or organization)	22-3802649 (I.R.S. Employer Identification No).

Perryville Corporate Park, Clinton, New Jersey (Address of Principal Executive Offices)	08809-4000 (Zip Code)

Registrant’s telephone number, including area code:
(908) 730-4000

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on which Registered)
Foster Wheeler Ltd., Common Shares, $0.01 par value	NASDAQ Stock Market LLC

Foster Wheeler Ltd., Class A Common Share Purchase Warrants	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

(Title of Each Class)	(Name of Each Exchange on which Registered)
Foster Wheeler Ltd., Series B Convertible Preferred Shares, $0.01 par value	Over-the-Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,805,600,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Common shares held as of such date by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 144,113,515 of the registrant’s common shares issued and outstanding as of February 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information by reference from the definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 28, 2007.

FOSTER WHEELER LTD.

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this annual report on Form 10-K. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Safe Harbor Statement” for further information.

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

Our Global E&C Group is also involved in the development, engineering, construction, ownership and operation of power generation facilities, from conventional and renewable sources, and of waste-to-energy facilities in Europe. Our Global E&C Group generates revenues from engineering and construction activities pursuant to contracts spanning up to approximately four years in duration and from returns on its equity investments in various production facilities.

Our Global Power Group designs, manufactures and erects steam generating and auxiliary equipment for electric power generating stations and industrial facilities worldwide. Our steam generating equipment includes a full range of technologies, offering independent power producer, utility and industrial clients high-value technology solutions for economically converting a wide range of fuels, including coal, petroleum coke, oil, gas, biomass and municipal solid waste, into steam and power. Our circulating fluidized-bed boiler technology, which we refer to as CFB, is ideally suited to burning a very wide range of fuels, including low-quality fuels, fuels with high moisture content and “waste-type” fuels, and we believe is generally recognized as one of the environmentally cleanest solid-fuel steam generating technologies available in the world today. For both our CFB and pulverized coal, which we refer to as PC, boilers, we offer supercritical once-through-unit designs to further improve the energy efficiency and, therefore, the environmental performance of these units. Once-through supercritical boilers operate at higher steam pressures than traditional plants, which results in higher efficiencies and lower emissions, including emissions of carbon dioxide, or CO2, which is considered a greenhouse gas.

Further, for the longer term, we are actively developing oxy-combustion technology for both our CFB and PC boilers. We believe that oxy-combustion is one part of a practical solution for capturing and storing the majority of the CO2 from coal power plants. This technology produces a concentrated stream of CO2 as part of the boiler combustion process avoiding the need for large and expensive post-combustion CO2 separation equipment. We also design, manufacture and install auxiliary equipment, which includes feedwater heaters, steam condensers and heat-recovery equipment. Our Global Power Group also offers a full line of new and retrofit nitrogen-oxide, which we refer to as NOx, reduction systems such as selective non-catalytic and catalytic NOx reduction systems as well as complete low-NOx combustion systems. We provide a broad range of site services relating to these products, including construction and erection services, maintenance engineering, plant upgrading and life extensions.

Our Global Power Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solid mechanics. In addition, our Global Power Group owns and operates cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries. Our Global Power Group generates revenues from engineering activities, equipment supply and construction contracts, operating activities pursuant to the long-term sale of project outputs, such as electricity and steam, operating and maintenance agreements, royalties from licensing our technology, and from returns on its equity investments in various power production facilities.

In addition to these two business groups, which also represent operating segments for financial reporting purposes, we report corporate center expenses and expenses related to certain legacy liabilities, such as asbestos, in the Corporate and Finance Group, which we also treat as an operating segment for financial reporting purposes and which we refer to as the C&F Group.

Please refer to Note 17 to the consolidated financial statements in this annual report on Form 10-K for a discussion of our operating segments and geographic financial information relating to our domestic and foreign operations.

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

•	Operations and Maintenance — We provide project management, plant operations and maintenance services, such as repair, renovation, predictive and preventative services and other aftermarket services. In some instances, our contracts may require us to operate a plant, which we have designed and built, for an initial period that may vary from a very short period to up to approximately two years.

The principal products of our Global Power Group are steam generators, commonly referred to as boilers. Our boilers produce steam in a range of conditions and qualities, from low-pressure saturated steam to high quality superheated steam at either sub-critical or supercritical conditions (steam pressures above 3,600 pounds-force per square inch absolute). The steam produced by our boilers can be used to produce electricity in power plants, heat buildings and in the production of many manufactured goods and products, such as paper, chemicals and food products. Our boilers convert the energy of a wide range of solid and liquid fuels, as well as hot process gases, into steam and can be classified into several types: circulating fluidized-bed, pulverized coal, oil and natural gas, grate, heat recovery steam generators and fully assembled package boilers. The two most significant elements of our product portfolio are our CFB and PC boilers.

•	Circulating Fluidized-Bed Boilers — Our Global Power Group designs, manufactures and supplies boilers that utilize proprietary CFB technology. We believe that CFB combustion is generally recognized as one of the most efficient, environmentally friendly and versatile ways to generate steam from coal and many other solid fuels and waste products with reduced environmental pollutants. A CFB boiler utilizes air jets at the base of the boiler to blow the fuel particles as they burn, resulting in a very efficient combustion and heat transfer process. The fuel and other added solid materials, such as limestone, are continuously recycled through the furnace to maximize combustion efficiency and capture pollutants, such as the oxides of sulfur, which we refer to as SOx. Due to the efficient mixing of the fuel with the air and other solid materials and the long period of time the fuel remains in the combustion process, the temperature of the process can be greatly reduced below that of a conventional burning process. This has the added benefit of reducing the formation of NOx, which is another pollutant formed in the combustion process. Due to these benefits, additional SOx and NOx control systems are frequently not needed. The application of supercritical steam technology to CFB technology is the latest technical development. By dramatically raising the pressure of the water as it is converted to steam, supercritical steam technology allows the steam to absorb more heat from the combustion process, resulting in a substantial improvement of approximately 5-10% in the efficiency of an electric power plant. We sell our CFB boilers to clients worldwide.

•	Pulverized Coal Boilers — Our Global Power Group designs, manufactures and supplies PC boilers. PC boilers are commonly used in large electric coal-fired power plant applications. The coal is pulverized into fine particles and injected through specially designed low emission burners. Our PC boilers control NOx by utilizing advanced low-NOx combustion technology and selective catalytic reduction technology, which we refer to as SCR. PC technology requires pollution control equipment to be installed along with the boiler to capture SOx. We offer our PC boilers with either conventional sub-critical steam technology or more efficient supercritical steam technology for electric power plant applications. We sell our PC boilers to clients worldwide.

•	Auxiliary Equipment and Aftermarket Services — Our Global Power Group also manufactures and installs integral components for natural gas, oil and solid fuel-fired power generation facilities, including surface condensers, feedwater heaters, coal pulverizers and NOx reduction systems. The NOx reduction systems include selective catalytic reduction, or SCR, equipment and low NOx combustion systems, and can significantly reduce NOx emissions. These products can be used with a wide range of boilers. Our Global Power Group also supplies replacement components, repair parts, boiler modifications and engineered solutions for boilers worldwide.

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

Customers and Marketing

We market our services and products through a worldwide staff of sales and marketing personnel, and through a network of sales representatives and through partnership or joint venture arrangements with unrelated third-parties. Our businesses are not seasonal and are not dependent on a limited group of clients. Except for one client that accounted for approximately 12% and 13% of our consolidated revenues (inclusive of flow-through revenues) in fiscal years 2007 and 2006, respectively, no other single client accounted for ten percent or more of our consolidated revenues (inclusive of flow-through revenues) in fiscal years 2007, 2006 or 2005. Representative clients include state-owned and multinational oil and gas companies, major petrochemical, chemical, and pharmaceutical companies, national and independent electric power generation companies, and government agencies throughout the world. The majority of our revenues and new business originates outside of the United States.

Licenses, Patents and Trademarks

We own and license patents, trademarks and know-how, which are used in each of our business groups. The life cycles of the patents and trademarks are of varying durations. We are not materially dependent on any particular patent or trademark, although we depend on our ability to protect our intellectual property rights to the technologies and know-how used in our proprietary products. As noted above, we have granted licenses to a limited number of companies in select countries to manufacture stationary boilers and related equipment and certain of our other products. Our principal licensees are located in China, India, Italy, Japan and South Korea. Recurring royalty revenues have historically ranged from approximately $5,000 to $10,000 per year.

Unfilled Orders

We execute our contracts on lump-sum turnkey, fixed-price, target-price with incentives and cost-reimbursable bases. Generally, contracts are awarded on the basis of price, delivery schedule, technical capability and service. On certain contracts our clients may make a down payment at the time a contract is executed and continue to make progress payments until the contract is completed and the work has been accepted as meeting contract guarantees. Our Global Power Group’s products are custom designed and manufactured, and are not produced for inventory. Our Global E&C Group frequently purchases materials, equipment, and third-party services at cost for clients on a cash neutral/reimbursable basis when providing engineering specification or procurement services. Such “flow-through” amounts are recorded both as revenues and cost of operating revenues with no profit recognized. Our Global E&C Group does not purchase such materials and equipment for inventory.

We measure our unfilled orders in terms of expected future revenues. Included in future revenues are flow-through revenues, which result when we are performing an engineering or construction contract and purchase materials, equipment or subcontractor services on behalf of our customers on a reimbursable basis with no profit added to the cost of the materials, equipment or subcontractor services. We also measure our unfilled orders in terms of Foster Wheeler scope, which excludes flow-through revenues. As such, Foster

Wheeler scope measures the component of backlog with profit potential and represents our services plus fees for reimbursable contracts and total selling price for lump-sum or fixed-price contracts.

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the changes in unfilled orders, both in terms of expected future revenues and Foster Wheeler scope. See also Item 1A, “Risk Factors — Risks Related to Our Operations — Projects included in our backlog may be delayed or canceled, which could materially adversely affect our business, financial condition, results of operations and cash flows.”

Use of Raw Materials

We obtain the materials used in our manufacturing and construction operations from both domestic and foreign sources. The procurement of materials, consisting mainly of steel products and manufactured items, is heavily dependent on unrelated third-party foreign sources.

Compliance with Government Regulations

We are subject to certain foreign, federal, state and local environmental, occupational health and product safety laws arising from the countries where we operate. We also purchase materials and equipment from third-parties, and engage subcontractors, who are also subject to these laws and regulations. We believe that all our operations are in material compliance with those laws and we do not anticipate any material capital expenditures or material adverse effect on earnings or cash flows as a result of complying with those laws.

Employees

The following table indicates the number of full-time, temporary and agency personnel in each of our business groups. We believe that our relationship with our employees is satisfactory.

	As of
	December 28,	December 29,
	2007	2006

Global E&C Group	10,498	8,887
Global Power Group	3,278	3,027
C&F Group	83	78

	13,859	11,992

Competition

Many companies compete with us in the engineering and construction business. Neither we nor any other single company has a dominant market share of the total design, engineering and construction business servicing the global businesses previously described. Many companies also compete in the global energy business and neither we nor any other single competitor has a dominate market share. Companies that compete with our Global E&C Group include but are not limited to the following: Bechtel Corporation; Chicago Bridge & Iron Company N.V.; Chiyoda Corporation; Fluor Corporation; Jacobs Engineering Group Inc.; JGC Corporation; KBR, Inc.; McDermott International; Saipem S.p.A.; Shaw Group, Inc.; Technip; and Worley Parsons Ltd. Companies that compete with our Global Power Group include but are not limited to the following: Aker Kvaerner ASA; Alstom Power; Austrian Energy & Environment AG.; The Babcock & Wilcox Company; Babcock Power Inc.; Doosan-Babcock; Hitachi, Ltd.; and Mitsubishi Heavy Industries Ltd.

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

ITEM 1A. RISK FACTORS (amounts in thousands of dollars)

Our business is subject to a number of risks and uncertainties, including those described below. If any of these events occur, our business could be harmed and the trading price of our securities could decline. The following discussion of risks relating to our business should be read carefully in connection with evaluating our business and the forward-looking statements contained in this annual report on Form 10-K. For additional information regarding forward-looking statements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Safe Harbor Statement.”

The categorization of risks set forth below is meant to help you better understand the risks facing our business and is not intended to limit consideration of the possible effects of these risks to the listed categories. Any adverse effects related to the risks discussed below may, and likely will, adversely affect many aspects of our business.

Risks Related to Our Operations

Our current and future lump-sum or fixed-price contracts and other shared risk contracts may result in significant losses if costs are greater than anticipated.

Some of our contracts are fixed-price contracts and other shared-risk contracts that are inherently risky because we agree to the selling price of the project at the time we enter into the contract. The selling price is based on estimates of the ultimate cost of the contract and we assume substantially all of the risks associated with completing the project, as well as the post-completion warranty obligations. Certain of these contracts are lump-sum turnkey projects where we are responsible for all aspects of the work from engineering through construction, as well as commissioning, all for a fixed selling price. As of December 28, 2007, our backlog included $1,950,400 attributed to lump-sum turnkey and other fixed-price contracts, which represented 21% of our total backlog.

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

These risks may be exacerbated by the length of time between signing a contract and completing the project because most lump-sum or fixed-price projects are long-term. The term of our contracts can be as long as approximately four years. In addition, we sometimes bear the risk of delays caused by unexpected conditions or events. Long-term, fixed-price projects often make us subject to penalties if portions of the project are not completed in accordance with agreed-upon time limits. Therefore, significant losses can result from performing large, long-term projects on a fixed-price or lump-sum basis. These losses may be material, including in some cases up to or exceeding the full contract value in certain events of non-performance, and could negatively impact our business, financial condition, results of operations and cash flows.

We may increase the size and number of fixed-price or lump-sum turnkey contracts, sometimes in countries where or with clients with whom we have limited previous experience.

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

Because we recognize operating revenues and costs of operating revenues on a percentage-of-completion basis on long-term fixed-price contracts, revisions to estimated revenues and estimated costs could result in changes to revenues, costs and profits. For further information on our revenue recognition methodology, please refer to Note 1, “Summary of Significant Accounting Policies — Revenue Recognition on Long-Term Contracts,” to the consolidated financial statements in this annual report on Form 10-K.

Failure by us to successfully defend against claims made against us by project owners, suppliers or project subcontractors, or failure by us to recover adequately on claims made against project owners, suppliers or subcontractors, could materially adversely affect our business, financial condition, results of operations and cash flows.

In the ordinary course of business, claims involving project owners, suppliers and subcontractors are brought against us and by us in connection with our project contracts. Claims brought against us include back charges for alleged defective or incomplete work, breaches of warranty and/or late completion of the project work and claims for canceled projects. The claims and back charges can involve actual damages, as well as contractually agreed upon liquidated sums. Claims brought by us against project owners include claims for additional costs incurred in excess of current contract provisions arising out of project delays and changes in the previously agreed scope of work. Claims between us and our suppliers, subcontractors and vendors include claims like any of those described above. These project claims, if not resolved through negotiation, are often subject to lengthy and expensive litigation or arbitration proceedings. Charges associated with claims could materially adversely impact our business, financial condition, results of operations and cash flows. For further information on project claims, please refer to Note 19, “Litigation and Uncertainties” to the consolidated financial statements in this annual report on Form 10-K.

Projects included in our backlog may be delayed or canceled, which could materially adversely affect our business, financial condition, results of operations and cash flows.

The dollar amount of backlog does not necessarily indicate future earnings related to the performance of that work. Backlog refers to expected future revenues under signed contracts and legally binding letters of intent that we have determined are likely to be performed. Backlog represents only business that is considered firm, although cancellations or scope adjustments may and do occur. Because of changes in project scope and schedule, we cannot predict with certainty when or if backlog will be performed or the associated revenue will be recognized. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us. Material delays, cancellations or payment defaults could materially adversely affect our business, financial condition, results of operations and cash flows.

Because our operations are concentrated in four particular industries, we may be adversely impacted by economic or other developments in these industries.

We derive a significant amount of revenues from services provided to clients that are concentrated in four industries: oil and gas, oil refining, chemical/petrochemical and power. Unfavorable economic or other developments in one or more of these industries could adversely affect our clients and could materially adversely affect our business, financial condition, results of operations and cash flows. Our business has not been impacted to date by the U.S. credit crunch resulting from the sub-prime mortgage crisis. However, the full impact of the credit crunch on the U.S. and global economy has yet to be fully established and therefore the possibility remains that credit conditions, as well as a slowdown or recession in economic growth, could adversely affect the industries in which our clients operate.

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

A failure by us to attract and retain qualified personnel, joint venture partners, advisors and subcontractors could materially adversely affect our business, financial condition, results of operations and cash flows.

Our ability to attract and retain qualified engineers and other professional personnel, as well as joint venture partners, advisors and subcontractors, will be an important factor in determining our future success. The market for these professionals is competitive and we may not be successful in efforts to attract and retain these professionals. Failure to attract or retain these professionals, joint venture partners, advisors and subcontractors could materially adversely affect our business, financial condition, results of operations and cash flows.

Our worldwide operations involve risks that may limit or disrupt operations, limit repatriation of cash, increase foreign taxation or otherwise materially adversely affect our business, financial condition, results of operations and cash flows.

We have worldwide operations that are conducted through foreign and domestic subsidiaries, as well as through agreements with joint venture partners. Our non-U.S. subsidiaries, which accounted for approximately 80% of our operating revenues and substantially all of our operating cash flows in fiscal year 2007, have operations located in Europe, Asia, Australia, the Middle East, South Africa and South America. Operating cash flow of our U.S. subsidiaries also includes expenses associated with our corporate center. Additionally, we purchase materials and equipment on a worldwide basis and are heavily dependent on unrelated third-party foreign sources for these materials and equipment. Our worldwide operations are subject to risks that could materially adversely affect our business, financial condition, results of operations and cash flows, including:

•	uncertain political, legal and economic environments;

•	potential incompatibility with foreign joint venture partners;

•	foreign currency controls and fluctuations;

•	energy prices and availability;

•	terrorist attacks;

•	the imposition of additional governmental controls and regulations;

•	war and civil disturbances;

•	labor problems; and

•	interruption or delays in international shipping.

Because of these risks, our worldwide operations and our execution of projects may be limited, or disrupted; our contractual rights may not be enforced fully or at all; our foreign taxation may be increased; or

we may be limited in repatriating earnings. These potential events and liabilities could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Greenhouse gases that result from human activities, including burning of fossil fuels, have been the focus of increased scientific and political scrutiny and are being subjected to various legal requirements. International agreements, national laws, state laws and various regulatory schemes limit or otherwise regulate emissions of greenhouse gases, and additional restrictions are under consideration by different governmental entities. We derive a significant amount of revenues and contract profits from engineering and construction services to clients that own and/or operate a wide range of process plants and from the supply of our manufactured equipment to clients that own and/or operate electric power generating plants. Additionally, we own or partially own plants that generate electricity from burning natural gas or various types of solid fuels. These plants emit greenhouse gases as part of the process to generate electricity or other products. Compliance with the existing greenhouse gas regulation may prove costly or difficult. It is possible that owners and operators of existing or future process plants and electric generating plants could be subject to new or changed environmental regulations that result in significantly limiting or reducing the amounts of greenhouse gas emissions, increasing the cost of emitting such gases or requiring emissions allowances. The costs of controlling such emissions or obtaining required emissions allowances could be significant. It also is possible that necessary controls or allowances may not be available. Such regulations could negatively impact client investments in capital projects in our markets, which could negatively impact the market for our manufactured products and certain of our services, and also could negatively affect the operations and profitability of our own electric power plants. This could materially adversely affect our business, financial condition, results of operations and cash flows.

We are subject to various environmental laws and regulations in the countries in which we operate. If we fail to comply with these laws and regulations, we may incur significant costs and penalties that could materially adversely affect our business, financial condition, results of operations and cash flows.

Our operations are subject to U.S., European and other laws and regulations governing the generation, management and use of regulated materials, the discharge of materials into the environment, the remediation of environmental contamination, or otherwise relating to environmental protection. Both our Global E&C Group and our Global Power Group make use of and produce as wastes or byproducts substances that are considered to be hazardous under these environmental laws and regulations. We may be subject to liabilities for environmental contamination as an owner or operator (or former owner or operator) of a facility or as a generator of hazardous substances without regard to negligence or fault, and we are subject to additional liabilities if we do not comply with applicable laws regulating such hazardous substances, and, in either case, such liabilities can be substantial. These laws and regulations could expose us to liability arising out of the conduct of current and past operations or conditions, including those associated with formerly owned or operated properties caused by us or others, or for acts by us or others which were in compliance with all applicable laws at the time the acts were performed. In some cases, we have assumed contractual indemnification obligations for environmental liabilities associated with some formerly owned properties. The ongoing costs of complying with existing environmental laws and regulations could be substantial. Additionally, we may be subject to claims alleging personal injury, property damage or natural resource damages as a result of alleged exposure to or contamination by hazardous substances. Changes in the environmental laws and regulations, remediation obligations, enforcement actions, stricter interpretations of existing requirements, future discovery of contamination or claims for damages to persons, property, natural resources or the environment could result in material costs and liabilities that we currently do not anticipate.

We may lose future business to our competitors and be unable to operate our business profitably if our patents and other intellectual property rights do not adequately protect our proprietary products.

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

The efficient operation of our business is dependent on computer hardware and software systems. Information systems are vulnerable to security breaches by computer hackers and cyber terrorists. The unavailability of the information systems, the failure of these systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer.

Risks Related to Asbestos Claims

The number and cost of our current and future asbestos claims in the United States could be substantially higher than we have estimated and the timing of payment of claims could be sooner than we have estimated, which could materially adversely affect our business, financial condition, results of operations and cash flows.

Some of our subsidiaries are named as defendants in numerous lawsuits and out-of-court administrative claims pending in the United States in which the plaintiffs claim damages for alleged bodily injury or death arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. We expect these subsidiaries to be named as defendants in similar suits and that claims will be brought in the future. For purposes of our financial statements, we have estimated the indemnity and defense costs to be incurred in resolving pending and forecasted domestic claims through year-end 2022. Although we believe our estimates are reasonable, the actual number of future claims brought against us and the cost of resolving these claims could be substantially higher than our estimates. Some of the factors that may result in the costs of asbestos claims being higher than our current estimates include:

•	the rate at which new claims are filed;

•	the number of new claimants;

•	changes in the mix of diseases alleged to be suffered by the claimants, such as type of cancer, asbestosis or other illness;

•	increases in legal fees or other defense costs associated with asbestos claims;

•	increases in indemnity payments;

•	decreases in the proportion of claims dismissed with zero indemnity payments;

•	indemnity payments being required to be made sooner than expected;

•	bankruptcies of other asbestos defendants, causing a reduction in the number of available solvent defendants and thereby increasing the number of claims and the size of demands against our subsidiaries;

•	adverse jury verdicts requiring us to pay damages in amounts greater than we expect to pay in settlements;

•	changes in legislative or judicial standards that make successful defense of claims against our subsidiaries more difficult; or

•	enactment of federal legislation requiring us to contribute amounts to a national settlement trust in excess of our expected net liability, after insurance, in the tort system.

The total liability recorded on our balance sheet is based on estimated indemnity and defense costs expected to be incurred through year-end 2022. We believe that it is likely that there will be new claims filed after 2022, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after 2022. Our forecast contemplates that the number of new claims requiring indemnity will decline from year to year. If future claims fail to decline as we expect, our aggregate liability for asbestos claims will be higher than estimated.

Since year-end 2004, we have worked with Analysis Research Planning Corporation, or ARPC, nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs. ARPC reviews our asbestos indemnity payments, defense costs and claims activity and compares them to our 15-year forecast prepared at the previous year-end. Based on its review, ARPC may recommend that the assumptions used to estimate our future asbestos liability be updated, as appropriate.

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

The actual number of future claims, the mix of disease types and the amounts of indemnity and defense costs may exceed our current estimates. We update our forecasts at least annually to take into consideration recent claims experience and other developments, such as legislation and litigation outcomes, that may affect our estimates of future asbestos-related costs. The announcement of increases to asbestos liabilities as a result of revised forecasts, adverse jury verdicts or other negative developments involving asbestos litigation or insurance recoveries may cause the value or trading prices of our securities to decrease significantly. These negative developments could also negatively impact our liquidity, cause us to default under covenants in our indebtedness, cause our credit ratings to be downgraded, restrict our access to capital markets or otherwise materially adversely affect our business, financial condition, results of operations and cash flows.

The adequacy and timing of insurance recoveries of our asbestos-related costs in the United States is uncertain. The failure to obtain insurance recoveries could materially adversely affect our business, financial condition, results of operations and cash flows.

Although we believe that a significant portion of our subsidiaries’ liability and defense costs for asbestos claims will be covered by insurance, the adequacy and timing of insurance recoveries is uncertain. Since year-end 2005, we have worked with Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claims data, future liability estimates including the expected timing of payments and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset as of year-end 2007. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset.

The asset recorded on our consolidated balance sheet represents our best estimate of settled and probable future insurance settlements relating to our domestic liability for pending and estimated future asbestos claims through year-end 2022. The estimate of recoveries from unsettled insurers in the insurance litigation discussed below is based upon the resolution of certain insurance coverage issues and the application of certain assumptions relating to cost allocation and other factors. The insurance asset also includes an estimate of the amount of recoveries under existing settlements with other insurers. On February 13, 2001, litigation was commenced against certain of our subsidiaries by certain of our insurers seeking to recover from other insurers amounts previously paid by them and to adjudicate their rights and responsibilities under our subsidiaries’ insurance policies. As of December 28, 2007, we estimated the value of our asbestos insurance asset contested by our subsidiaries’ insurers in this litigation at $27,600. While this litigation has been pending, we have had to cover a substantial portion of our settlement payments and defense costs out of our cash flows.

Certain of our subsidiaries have entered into settlement agreements calling for certain insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs that we previously have incurred. We entered into four additional settlements in 2007 and we intend to continue to attempt to negotiate additional settlements where achievable on a reasonable basis in order to minimize the amount of future costs that we would be required to fund out of the cash flows generated from our operations. Unless we settle the remaining unsettled insurance asset at amounts significantly in excess of our current estimates, it is likely that the amount of our insurance settlements will not cover all future asbestos-related costs and we will continue to fund a portion of such future costs, which will reduce our cash flows and our working capital. Additionally, certain of the settlements with insurance companies during the past several years were for fixed dollar amounts that do not change as the liability changes. Accordingly, increases in the asbestos liability will not result in an equal increase in the insurance asset.

An adverse outcome in the pending insurance litigation described above could limit our remaining insurance recoveries. However, a favorable outcome in all or part of the litigation could increase remaining insurance recoveries above our current estimate.

Even if the coverage litigation is resolved in a manner favorable to us, our insurance recoveries (both from the litigation and from settlements) may be limited by future insolvencies among our insurers. We have not assumed recovery in the estimate of our asbestos insurance asset from any of our currently insolvent insurers. Other insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. If we fail to realize expected insurance recoveries, or experience delays in receiving material amounts from our insurers, our business, financial condition, results of operations and cash flows could be materially adversely affected.

A number of asbestos-related claims have been received by our subsidiaries in the United Kingdom. To date, these claims have been covered by insurance policies and proceeds from the policies have been paid directly to the plaintiffs. The timing and amount of asbestos claims that may be made in the future, the financial solvency of the insurers and the amount that may be paid to resolve the claims, are uncertain. The insurance carriers’ failure to make payments due under the policies could materially adversely affect our business, financial condition, results of operations and cash flows.

Some of our subsidiaries in the United Kingdom have received claims alleging personal injury arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. We expect these subsidiaries to be named as defendants in additional suits and claims brought in the future. To date, insurance policies have provided coverage for substantially all of the costs incurred in connection with resolving asbestos claims in the United Kingdom. In our consolidated balance sheet, we have recorded U.K. asbestos-related insurance recoveries equal to the U.K. asbestos-related liabilities, which are comprised of an estimated liability relating to open (outstanding) claims and an estimated liability relating to future unasserted claims through year-end 2022. Our ability to continue to recover under these insurance policies is dependent upon, among other things, the timing and amount of asbestos claims that may be made in the future, the financial solvency of our insurers and the amount that may be paid to resolve the claims. These factors could significantly limit our insurance recoveries, which could materially adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Our Liquidity and Capital Resources

We require cash repatriations from our non-U.S. subsidiaries to meet our domestic cash needs related to our asbestos-related and other liabilities and corporate overhead expenses. Our ability to repatriate funds from our non-U.S. subsidiaries is limited by a number of factors.

As a holding company, we are dependent on cash inflows from our subsidiaries in order to fund our asbestos-related and other liabilities and corporate overhead expenses. To the extent that our U.S. subsidiaries do not generate enough cash flows to cover our holding company payments and expenses, we are dependent on cash repatriations from our non-U.S. subsidiaries. There can be no assurance that the forecasted foreign cash repatriation will occur as our non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, to comply with covenants and for other general corporate purposes. The repatriation of funds may also subject those funds to taxation. The inability to repatriate cash could negatively impact our business, financial condition, results of operations and cash flows.

Certain of our various debt agreements impose financial covenants, which may prevent us from capitalizing on business opportunities, which could negatively impact our business.

Our senior domestic credit agreement imposes financial covenants on us. These covenants limit our ability to incur indebtedness, pay dividends or make other distributions, make investments and sell assets. These limitations may restrict our ability to pursue business opportunities, which could negatively impact our business.

We may have high working capital requirements, which could negatively impact our business, financial condition, and cash flows.

In some cases, we may require significant amounts of working capital to finance the purchase of materials and in the performance of engineering, construction and other work on certain of our projects before we receive payment from our customers. In some cases, we are contractually obligated to our customers to fund working capital on our projects. Increases in working capital requirements could negatively impact our business, financial condition and cash flows. In addition, as described below, we may in the future make acquisitions of other entities or operations. To the extent we use cash to make acquisitions, the amount of cash available for the working capital needs described above would be reduced.

We may invest in longer-term investment opportunities, such as the acquisition of other entities or operations in the engineering and construction industry or power industry. Acquisitions of other entities or operations have risks that could materially adversely affect our business, financial condition, results of operations and cash flows.

Since 2007, we have been exploring possible strategic acquisitions within the engineering and construction industry to complement or expand on our technical capabilities or access to new market segments. We may also decide to explore small size acquisitions within the power industry to complement our product offering. The acquisition of companies and assets in the engineering and construction and power industries are subject to substantial risks, including the failure to identify material problems during due diligence, the risk of over-paying for assets and the inability to arrange financing for an acquisition as may be required or desired. Further, the integration and consolidation of acquisitions requires substantial human, financial and other resources including management time and attention, and ultimately, our acquisitions may not be successfully integrated and our resources may be diverted. There can be no assurances that we will consummate any such acquisitions, that any future acquisitions will perform as expected or that the returns from such acquisitions will support the investment required to acquire them or the capital expenditures needed to develop them.

Risk Factors Related to Our Financial Reporting and Corporate Governance

If we have a material weakness in our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

Although we had no material weaknesses as of December 28, 2007, we have reported material weaknesses in our internal control over financial reporting in the past. We cannot assure that we will avoid a material weakness in the future. If we have another material weakness in our internal control over financial reporting in the future, it could adversely impact our ability to report our financial results in a timely and accurate manner.

We have anti-takeover provisions in our bye-laws that may discourage a change of control.

Our bye-laws contain provisions that could make it more difficult for a third-party to acquire us without the consent of our board of directors. These provisions provide for:

•	The board of directors to be divided into three classes serving staggered three-year terms and the reservation for the board of directors, not the shareholders, of the right to increase the size of the board of directors. In addition, directors may be removed from office only for cause, by the affirmative vote of the holders of two-thirds of the issued shares generally entitled to vote and vacancies on the board of directors may only be filled by the remaining directors. These provisions of our bye-laws may delay or limit the ability of a shareholder to obtain majority representation on the board of directors.

•	Any amendment to the bye-law limiting the removal of directors to be approved by the board of directors and the affirmative vote of the holders of three-quarters of the issued shares entitled to vote at general meetings.

•	Restrictions on the time period in which directors may be nominated or shareholder proposals may be submitted. A shareholder notice to nominate an individual for election as a director or a shareholder proposal must be received no less than 120 calendar days prior to the anniversary of the date on which we first mailed our proxy materials for the preceding year’s annual meeting. To be timely for consideration at the annual meeting of shareholders, a shareholder proposal must be received no less than 45 days prior to the anniversary of the date on which we first mailed our proxy materials for the preceding year’s annual meeting.

•	The board of directors to determine the powers, preferences and rights of preference shares and to issue preference shares without shareholder approval.

•	A general prohibition on “business combinations” between Foster Wheeler Ltd. and an “interested member.” Specifically, “business combinations” between an interested member, which is generally defined as a person or group of persons that owns, directly or indirectly, 20% or more of the issued voting shares of Foster Wheeler Ltd., and Foster Wheeler Ltd. are prohibited for a period of five years after the time the interested member acquires 20% or more of our outstanding voting shares, unless the business combination or the transaction resulting in the person becoming an interested member is approved by the board of directors prior to the date the interested member acquires 20% or more of the outstanding voting shares.

•	Any matter submitted to the shareholders at a meeting called on the requisition of shareholders holding not less than one-tenth of our paid-up voting shares to be approved by the affirmative vote of all of the shares eligible to vote at such meeting.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table provides the name of each subsidiary that owns or leases materially important physical properties, along with the location and general use of each of our properties as of December 28, 2007, and the business segment in which each property is grouped. All or part of the listed properties may be leased or subleased to other affiliates. All properties are in good condition and adequate for their intended use.

Company (Business Segment*)			Building		Lease
and Location	Use	Land Area	Square Feet		Expires(1)

Foster Wheeler Realty Services, Inc. (C&F)
Union Township, New Jersey	Investment in undeveloped land	203.8 acres	—
	General office & engineering	29.4 acres	294,000		2022
	Storage and reproduction facilities	10.8 acres	30,400
Livingston, New Jersey	Research center	6.7 acres	51,355

Foster Wheeler Energy Services, Inc. (GPG)
San Diego, California	Office	—	11,015		2008

Foster Wheeler USA Corporation (E&C)
Houston, Texas	Office & engineering	—	107,890		2008	(2)
Houston, Texas	Office & engineering	—	59,671		2009
Houston, Texas	Office & engineering	—	74,025		2009

Foster Wheeler Iberia, S.A. (E&C)/(GPG)
Madrid, Spain	Office & engineering	5.5 acres	110,000		2015
Santiago, Chile	Office & engineering	—	16,071		2011

Foster Wheeler Energia, S.A. (GPG)
Tarragona, Spain	Manufacturing & office	25.6 acres	77,794

Foster Wheeler France, S.A. (E&C)
Paris, France	Office & engineering	—	64,584		2013

Foster Wheeler International Corporation (Thailand Branch) (E&C)
Sriracha, Thailand	Office & engineering	—	59,944		2008
Sriracha, Thailand	Office & engineering	—	49,199		2008

Foster Wheeler International Engineering & Consulting (Shanghai) Company Limited (GPG and E&C)
Shanghai, China	Office & engineering	—	35,796		2008
Shanghai, China	Office & engineering	—	21,083		2009
Shanghai, China	Office & engineering	—	21,031		2010

Foster Wheeler Constructors, Inc. (GPG)
McGregor, Texas	Storage facilities	15.0 acres	24,000

Foster Wheeler Limited (England) (E&C)
Glasgow, Scotland	Office & engineering	2.3 acres	28,798	(3)
Reading, England	Office & engineering	—	76,711		2011
Reading, England	Office & engineering	14.0 acres	365,521		2024
Reading, England	Office & engineering	—	30,000		2009
Reading, England	Investment in undeveloped land	12.0 acres	—
Teesside, England	Office & engineering	—	18,001		2014

Foster Wheeler Limited (Nigeria) (E&C)
Lagos, Nigeria	Office & engineering	—	13,000		2008

Foster Wheeler Saudi Arabia Company Limited (E&C)
Al-Khobar, Saudi Arabia	Office	—	45,000		2008

Company (Business Segment*)			Building		Lease
and Location	Use	Land Area	Square Feet		Expires(1)

Foster Wheeler South Africa (PTY) Limited (E&C)
Midrand, South Africa	Office & engineering	—	55,294		2011

Foster Wheeler India Private Limited (E&C)
Chennai, India	Office & engineering	—	101,150		2011
Kolkatta, India	Office & engineering	—	74,907		2016

Foster Wheeler Canada Ltd. (GPG and E&C)
Niagara-On-The-Lake, Ontario	Office & engineering	—	29,066		2008

Foster Wheeler Power Machinery Company Limited (GPG)
Xinhui, Guangdong, China	Manufacturing & office	29.2 acres	362,257	(4)	2045
Xinhui, Guangdong, China	Manufacturing	2.6 acres	—		2008
Xinhui, Guangdong, China	Manufacturing	3.2 acres	—		2012
Xinhui, Guangdong, China	Storage facilities	—	48,141		2008

Foster Wheeler Italiana, S.p.A. (E&C)
Milan, Italy	Office & engineering	—	142,000		2012
Milan, Italy	Office & engineering	—	121,870	(3)	2008
Milan, Italy	Office & engineering	—	10,764		2011
Milan, Italy	Office & engineering	—	10,764		2012
Milan, Italy	Office & engineering	—	15,210		2009

Foster Wheeler Pyropower, Inc. (GPG)
Ridgecrest, California	Office & storage facilities	—	10,000		month to month

Foster Wheeler Bimas Birlesik Insaat ve Muhendislik A.S. (E&C)
Istanbul, Turkey	Office & engineering	—	25,833		2010

Foster Wheeler Eastern Private Limited (E&C)
Singapore	Office & engineering	—	85,428		2008

Foster Wheeler Power Systems, Inc. (GPG)
Martinez, California	Cogeneration plant	6.4 acres	—
Camden, New Jersey	Waste-to-energy plant	18.0 acres	—		2011
Talcahuano, Chile	Cogeneration plant-facility site	21.0 acres	—		2028

Foster Wheeler Energia Oy (GPG)
Varkaus, Finland	Manufacturing & office	22.2 acres	366,716
Varkaus, Finland	Office	—	100,750		2031
Espoo, Finland	Office	—	14,639		2011

Foster Wheeler Energi Aktiebolag (GPG)
Norrkoping, Sweden	Manufacturing & office	—	37,990		2014

Foster Wheeler Service (Thailand) Limited (GPG)
Rayong, Thailand	Manufacturing & office	3.15 acres	41,916		2017

Foster Wheeler Energy FAKOP Sp. z o.o. (GPG)
Sosnowiec, Poland	Manufacturing & office	19.5 acres	271,152	(5)	2089

* Designation of Business Segments:	E&C - Global Engineering & Construction Group
GPG - Global Power Group
C&F - Corporate & Finance Group

(1)	Represents leases in which Foster Wheeler is the lessee. Properties for which a lease expiration is not indicated are owned.

(2)	Foster Wheeler USA Corporation has provided notice to terminate the lease in July 2008 and to move to a new 332,000 square foot facility with a lease expiration of 2018.

(3)	Portion or entire facility leased or subleased to third parties.

(4)	52% ownership interest.

(5)	53% ownership interest.

ITEM 3. LEGAL PROCEEDINGS

For information on asbestos claims and other material litigation affecting us, see Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Estimates” and Note 19, “Litigation and Uncertainties,” to our consolidated financial statements in this annual report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 8, 2008, our shareholders approved an increase in our authorized share capital at a special general meeting of common shareholders. The voting results of the special general meeting of common shareholders were as follows:

		Against or		Broker
	For	Withheld	Abstentions	Non-Votes

Increase in authorized share capital	63,448,418	354,870	50,270	0

The increase in authorized share capital was necessary in order to effect a two-for-one stock split of our common shares which was approved by our Board of Directors on November 6, 2007. The stock split was effected on January 22, 2008 in the form of a stock dividend to common shareholders of record at the close of business on January 8, 2008 in the ratio of one additional Foster Wheeler common share in respect of each common share outstanding.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed and traded on the NASDAQ Global Select Market under the symbol “FWLT”.

On January 8, 2008, our shareholders approved an increase in our authorized share capital at a special general meeting of common shareholders. The increase in authorized share capital was necessary in order to effect a two-for-one stock split of our common shares which was approved by our Board of Directors on November 6, 2007. The stock split was effected on January 22, 2008 in the form of a stock dividend to the common shareholders of record at the close of business on January 8, 2008 in the ratio of one additional Foster Wheeler common share in respect of each common share outstanding. As a result of these capital alterations, all references to common share prices, share capital, the number of shares, stock options, restricted awards, per share amounts, cash dividends, and any other reference to shares in this annual report on Form 10-K, unless otherwise noted, have been adjusted to reflect the stock split on a retroactive basis.

On November 29, 2004, our shareholders approved a series of capital alterations including the consolidation of our authorized common share capital at a ratio of one-for-twenty and a reduction in the par value of our common shares and preferred shares. As a result of these capital alterations, all references to common share prices, share capital, the number of shares, stock options, restricted awards, per share amounts, cash dividends, and any other reference to shares in this annual report on Form 10-K, unless otherwise noted, have been adjusted to reflect such capital alterations on a retroactive basis.

The following chart lists the quarterly high and low sales prices of our common shares on the NASDAQ Global Select Market during our fiscal years 2006 and 2007.

	For the three months ended
	March 30,	June 29,	September 28,	December 28,
	2007	2007	2007	2007

Common share prices:
High	$29.80	$55.19	$68.40	$84.24
Low	$23.25	$28.97	$42.17	$63.24

	For the three months ended
	March 31,	June 30,	September 29,	December 29,
	2006	2006	2006	2006

Common share prices:
High	$26.85	$26.44	$22.43	$28.47
Low	$17.99	$17.43	$16.01	$19.03

We had 5,506 common shareholders of record and 144,113,515 common shares outstanding as of February 15, 2008.

We have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends. Our current domestic senior credit agreement contains limitations on our ability to pay cash dividends.

Performance Graph

The stock performance graph below shows how an initial investment of $100 in our common shares would have compared over a five-year period with an equal investment in (1) the S&P 500 Index and (2) industry peer group indices that each consist of several peer companies (referred to as the “Peer Group” and the “Old Peer Group”), as defined below. Due to the acquisition of one company included in the Old Peer Group, and in an effort to include a range of companies that more accurately reflects the industry sectors in which we compete as well as companies of similar size to Foster Wheeler, we changed our industry peer group index. Accordingly, for the fiscal year ended December 28, 2007, we are replacing the Old Peer Group with the Peer Group. The companies included in each of the Old Peer Group and the Peer Group are stated below.

Comparision of Cumulative Total Return

In the preparation of the line graph, we used the following assumptions: (i) $100 was invested in each of the common shares of Foster Wheeler Ltd., the S&P 500 Index, the Peer Group and the Old Peer Group on December 27, 2002, (ii) dividends, if any, were reinvested, and (iii) the investments were weighted on the basis of market capitalization.

	For the Year Ended
	December 27,	December 26,	December 31,	December 30,	December 29,	December 28,
	2002	2003	2004	2005	2006	2007

Foster Wheeler Ltd.	$100.00	$91.06	$64.51	$149.51	$224.15	$635.24
S&P 500 Index	100.00	127.47	143.41	150.45	174.21	185.05
Peer Group(1)	100.00	148.19	192.11	293.73	358.18	722.82
Old Peer Group(2)	100.00	154.71	195.28	310.41	395.29	893.98

(1)	The following companies comprise the Peer Group: Chicago Bridge & Iron Company N.V., Fluor Corporation, Jacobs Engineering Group Inc., KBR, Inc., McDermott International, Inc. and Shaw Group, Inc. The Peer Group consists of companies that were compiled by us beginning this year for benchmarking the performance of our common shares.

(2)	The following companies comprise the Old Peer Group: Fluor Corporation, Foster Wheeler Ltd., Jacobs Engineering Group Inc., Washington Group International, Inc. (formerly Morrison Knudsen and acquired by URS on November 15, 2007) and McDermott International, Inc. On January 25, 2003, Washington Group International, Inc. emerged from Chapter 11 Bankruptcy protection and under the Plan of Reorganization Washington Group’s old common stock (WNGXQ) was canceled and new common stock was issued and distributed to lenders and creditors in accordance with the Plan. Washington Group International, Inc. is not included in the Old Peer Group for the year ended December 28, 2007 as Washington Group International, Inc. was acquired by another company on November 15, 2007. The Old Peer Group consists of companies that were compiled by us in 1996 for benchmarking the performance of our common shares; we have used this peer index since 1996 until adopting the Peer Group noted above.

ITEM 6. SELECTED FINANCIAL DATA

COMPARATIVE FINANCIAL STATISTICS
(amounts in thousands of dollars, except share data and per share amounts)

	For the Year Ended
	December 28,		December 29,		December 30,		December 31,		December 26,
	2007		2006		2005		2004		2003

Statement of Operations Data:
Operating revenues	$5,107,243		$3,495,048		$2,199,955		$2,661,324		$3,723,815
Income/(loss) before income taxes	530,294	(1)	343,693	(2)	(70,181	)(3)	(232,172	)(4)	(109,637	)(5)
Provision for income taxes	(136,420)		(81,709)		(39,568)		(53,122)		(47,426)

Net income/(loss)	$393,874		$261,984		$(109,749)		$(285,294)		$(157,063)

Earnings/(loss) per common share:(6)
Basic	$2.78		$1.82	(7)	$(1.18)		$(28.92)		$(38.27)
Diluted	$2.72		$1.72	(7)	$(1.18)		$(28.92)		$(38.27)
Shares outstanding:(6)
Weighted-average number of common shares outstanding for basic earnings/(loss) per common share	141,661,046		132,996,384		93,140,176		9,864,740		4,104,458
Effect of dilutive securities	3,087,176		8,221,592		*		*		*

Weighted-average number of common shares outstanding for diluted earnings/(loss) per common share	144,748,222		141,217,976		93,140,176		9,864,740		4,104,458

	As of
	December 28,	December 29,	December 30,	December 31,	December 26,
	2007	2006	2005	2004	2003

Balance Sheet Data:
Current assets	$2,044,383	$1,389,628	$851,523	$1,039,458	$1,174,376
Current liabilities	1,523,773	1,247,603	997,564	1,251,581	1,350,359
Working capital	520,610	142,025	(146,041)	(212,123)	(175,983)
Land, buildings and equipment, net	337,485	302,488	258,672	280,305	309,615
Total assets	3,248,988	2,565,549	1,894,706	2,177,699	2,506,530
Long-term debt (including current
installments)	205,346	202,969	315,412	570,073	1,033,072
Total temporary equity	2,728	983	—	—	—
Total shareholders’ equity/(deficit)	571,041	62,727	(341,158)	(525,565)	(872,440)
Other Data:
Unfilled orders (in terms of future revenues), end of year	$9,420,400	$5,431,400	$3,692,300	$2,048,100	$2,285,400
New orders booked (in terms of future revenues)	8,882,800	4,892,200	4,163,000	2,437,100	2,163,500

(1)	Includes in fiscal year 2007: increased contract profit of $35,100 from the regular re-evaluation of contract profit estimates; gains of $13,500 on the settlement of coverage litigation with certain asbestos insurance carriers; and a net charge of $(7,400) on the revaluation of our asbestos liability and related asset resulting primarily from increased asbestos defense costs projected through year-end 2022 and for the addition of another year to our rolling 15-year asbestos liability estimate.

(2)	Includes in fiscal year 2006: decreased contract profit of $(5,700) from the regular re-evaluation of contract profit estimates; a charge of $(15,600) on the revaluation of our asbestos liability and related asset; asbestos-related gains of $115,700 primarily from settlement of coverage litigation with certain asbestos insurance carriers; an aggregate charge of $(15,000) recorded in conjunction with the voluntary termination of our prior domestic senior credit agreement; and a net charge of $(12,500) recorded in conjunction with the debt reduction initiatives completed in April and May 2006.

(3)	Includes in fiscal year 2005: increased contract profit of $99,600 from the regular re-evaluation of contract profit estimates; a charge of $(113,700) on the revaluation of our estimated asbestos liability and asbestos insurance receivable; credit agreement costs associated with our prior domestic senior credit facility of $(3,500); and an aggregate charge of $(58,300) recorded in conjunction with the exchange offers for our trust preferred securities and our senior notes due 2011, which we refer to as our 2011 senior notes.

(4)	Includes in fiscal year 2004: increased contract profit of $37,600 from the regular re-evaluation of contract profit estimates; a gain of $19,200 on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe; a loss of $(3,300) on the sale of 10% of our equity interest in a waste-to-energy project in Italy; a charge of $(75,800) on the revaluation of asbestos insurance assets as a result of an adverse court decision in asbestos coverage allocation litigation; a net gain of $15,200 on the settlement of coverage litigation with certain asbestos insurance carriers; restructuring and credit agreement costs of $(17,200); a net charge of $(175,100) recorded in conjunction with the 2004 equity-for-debt exchange; and charges for severance cost of $(5,700).

(5)	Includes in fiscal year 2003: a $(15,100) impairment loss on the anticipated sale of a domestic corporate office building; a $16,700 gain on the sale of certain assets of Foster Wheeler Environmental Corporation and a gain of $4,300 on the sale of a waste-to-energy plant; a gain on revisions to project claim estimates and related cost of $1,500; a charge related to revisions of project estimates and related receivable allowances of $(32,300); a provision for asbestos claims of $(68,100); restructuring and credit agreement costs of $(43,600); and charges for severance cost of $(15,900).

(6)	Amounts give retroactive effect to the two-for-one stock split that was effective January 22, 2008 and the one-for-twenty reverse stock split that was effective November 29, 2004.

(7)	As described further in Note 13 to the consolidated financial statements in this annual report on Form 10-K, we completed two common share purchase warrant offer transactions in January 2006. The fair value of the additional shares issued as part of the warrant offer transactions reduced net income attributable to our common shareholders when calculating earnings/(loss) per common share. The fair value of the additional shares issued was $19,445.

*	The impact of potentially dilutive securities such as outstanding stock options, warrants to purchase common shares, and the non-vested portion of restricted common shares and restricted common share units were not included in the calculation of diluted loss per common share in loss periods due to their antidilutive effect.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars)

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

Safe Harbor Statement

This management’s discussion and analysis of financial condition and results of operations, other sections of this annual report on Form 10-K and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler and the various industries within which we operate. These include statements regarding our expectation about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims, and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described under Item 1A, “Risk Factors” and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

•	changes in the rate of economic growth in the United States and other major international economies;

•	changes in investment by the oil and gas, oil refining, chemical/petrochemical, and power industries;

•	changes in the financial condition of our customers;

•	changes in regulatory environments;

•	changes in project design or schedules;

•	contract cancellations;

•	changes in our estimates of costs to complete projects;

•	changes in trade, monetary and fiscal policies worldwide;

•	compliance with laws and regulations relating to our global operations;

•	currency fluctuations;

•	war and/or terrorist attacks on facilities either owned or where equipment or services are or may be provided;

•	interruptions to shipping lanes or other methods of transit;

•	outcomes of pending and future litigation, including litigation regarding our liability for damages and insurance coverage for asbestos exposure;

•	protection and validity of our patents and other intellectual property rights;

•	increasing competition by foreign and domestic companies;

•	compliance with our debt covenants;

•	recoverability of claims against our customers and others by us and claims by third-parties against us; and

•	changes in estimates used in our critical accounting policies.

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

Since 2007, we have been exploring strategic acquisitions within the engineering and construction industry to complement or expand on our technical capabilities or access to new market segments. We may also decide to explore small size acquisitions within the power industry to complement our product offering. However, there is no assurance that we will consummate any acquisitions.

Fiscal Year 2007 Results

We earned record net income in fiscal year 2007, driven primarily by the strong operating performance from both our Global E&C Group and our Global Power Group. Our net income for fiscal year 2007 was $393,900, which included the following after-tax amounts: gains of $13,500 on the settlement of coverage litigation with certain asbestos insurance carriers and a net charge of $7,400 reflecting the revaluation of our asbestos liability and related asset resulting primarily from increased asbestos defense costs projected through year-end 2022 and for the addition of another year to our rolling 15-year asbestos liability estimate.

Highlights for fiscal year 2007 included the following:

•	Our consolidated operating revenues increased 46.1% to $5,107,200, as compared to fiscal year 2006, reflecting greater business activity in both our Global E&C Group and our Global Power Group.

•	Our consolidated new orders, measured in terms of future revenues, increased 81.6% to $8,882,800, as compared to fiscal year 2006.

•	Our consolidated backlog of unfilled orders, measured in future revenues, as of December 28, 2007 increased 73.4% to $9,420,400, as compared to December 29, 2006.

•	Our consolidated backlog, measured in terms of Foster Wheeler scope (as defined below), as of December 28, 2007 increased 30.3% to $3,294,600, as compared to December 29, 2006.

•	We generated net cash from operations of $425,200 and ended the year with record total cash, restricted cash and short-term investments of $1,069,500.

•	E&C man-hours in backlog (in thousands) as of December 28, 2007 were 13,400, as compared to 11,600 as of December 29, 2006.

Challenges and Drivers

Our primary operating focus continues to be booking quality new business and executing our contracts well. The global markets in which we operate are largely dependent on overall economic growth and the resultant demand for oil and gas, electric power, petrochemicals and refined products. These markets continued to be strong in 2007, which in turn continued to stimulate investment in new and expanded plants by our clients. We expect sustained market demand in 2008. Therefore, attracting and retaining qualified technical personnel to execute the existing backlog of unfilled orders and future bookings will continue to be a management priority.

The Global E&C Group’s new orders increased 86.0% to $6,874,600 in fiscal year 2007, compared to fiscal year 2006. We expect that capital investments in the markets served by our Global E&C Group, including the chemical, petrochemical, oil refining, liquefied natural gas, which we refer to as LNG, and upstream oil and gas industries, will remain strong in 2008. As a result, we also expect the demand for the services and equipment supplied by engineering and construction contractors such as us to remain strong in 2008.

The Global Power Group’s new orders increased 67.8% to $2,008,200 in fiscal year 2007, compared to fiscal year 2006. We believe that the global power markets have strengthened and that there are significant growth opportunities in 2008 in the power markets we serve, such as solid fuel-fired boilers, boiler services, boiler environmental products and boiler-related construction services.

We believe that we are well positioned to compete in both our Global E&C Group and Global Power Group markets during 2008. The challenges and drivers for each of our Global E&C Group and our Global Power Group are discussed in more detail in the section entitled, “Business Segments,” within this Item 7.

Results of Operations:

Operating Revenues:

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Amount	$5,107,243	$3,495,048	$2,199,955
$ Change	1,612,195	1,295,093
% Change	46.1%	58.9%

The increase in operating revenues in fiscal year 2007, compared to fiscal year 2006, reflects our success in meeting the strong market demand in both our Global E&C Group and our Global Power Group (please refer to the section entitled, “Business Segments,” within this Item 7 and in Note 17 to the consolidated financial statements included in this annual report on Form 10-K for further information). However, $848,300 of the fiscal year 2007 increase results from an increase, versus fiscal year 2006, in flow-through revenues and costs on projects executed by our Global E&C Group. Flow-through revenues and costs result when we are performing an engineering or construction contract and purchase materials, equipment or subcontractor services on behalf of our customer on a reimbursable basis with no profit added to the cost of the materials, equipment or subcontractor services. Flow-through revenues and costs do not impact contract profit or net earnings, but increased amounts of flow-through revenues have the effect of reducing our reported profit margins as a percent of operating revenues.

Operating revenues increased in fiscal year 2006, versus fiscal year 2005, driven by our ability to address the strong market activity in both the Global E&C Group and Global Power Group. Included in the increase of fiscal year 2006 operating revenues, compared to fiscal year 2005, are flow-through revenues of $289,400 from our Global E&C Group.

Contract Profit:

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Amount	$744,321	$507,787	$346,342
$ Change	236,534	161,445
% Change	46.6%	46.6%

Contract profit is computed as operating revenues less cost of operating revenues. The increase in contract profit in fiscal year 2007, compared to fiscal year 2006, primarily reflects a significant increase in the volume of revenues, excluding the flow-through revenues described above, and increased margins earned in both our Global E&C Group and our Global Power Group, partially offset by a $30,000 charge on a Global Power Group legacy project.

The increase in contract profit for fiscal year 2006, compared to fiscal year 2005, primarily reflects the significant increase in volume of revenues described above in both our Global E&C Group and our Global Power Group, and from increased margins earned by our Global E&C Group, partially offset by certain project write-downs in the Global Power Group.

Please refer to the section entitled, “Business Segments,” within this Item 7 for further information.

Selling, General, and Administrative (SG&A) Expenses:

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Amount	$246,237	$225,330	$216,691
$ Change	20,907	8,639
% Change	9.3%	4.0%

SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs. The increase in SG&A expenses in fiscal year 2007, compared to fiscal year 2006, results primarily from increases in sales pursuit costs of $10,300, general overhead costs of $7,400 and research and development costs of $3,200. The increases result primarily from the increased volume of business in fiscal year 2007, which drove an increase in the number of technical personnel as well as non-technical support staff and related costs.

The increase in SG&A expenses in fiscal year 2006, compared to fiscal year 2005, results primarily from increases in general overhead costs of $23,800 and research and development costs of $100, which were partially offset by a decrease in sales pursuit costs of $15,300. The increase in general overhead results primarily from $3,200 of severance costs in fiscal year 2006 in our domestic and European Global Power Group businesses, $7,600 of additional non-cash equity-based compensation expense in fiscal year 2006 resulting primarily from the adoption of Statement of Financial Accounting Standard, or SFAS, No. 123R, “Share-Based Payment,” a $6,200 increase in personnel costs including an increase in related short-term incentive expense, and $2,800 from costs associated with the wind down of our Canadian operations. The decline in sales pursuit costs reflects, in part, a reduction in the number of major lump-sum turnkey proposals during fiscal year 2006.

Other Income:

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Amount	$61,410	$48,610	$54,847
$ Change	12,800	(6,237)
% Change	26.3%	(11.4)%

Other income in fiscal year 2007 consists primarily of $37,300 in equity method earnings generated from our investments, primarily from our minority ownership interests in build, own, and operate projects in Italy and Chile (as described further in Note 5 to the consolidated financial statements in this annual report on Form 10-K), a $6,600 gain on a real estate investment, a $9,400 gain recognized at our Camden, New Jersey waste-to-energy facility from the State of New Jersey’s payment on the project’s debt and $1,500 of investment income.

Other income in fiscal year 2006 consists primarily of $29,300 in equity method earnings generated from our investments, primarily from minority ownership interests in build, own, and operate projects in Italy and Chile (as described further in Note 5 to the consolidated financial statements in this annual report on Form 10-K), a $1,000 gain on the sale of a previously closed manufacturing facility in Dansville, New York, a $9,200 gain recognized at our Camden, New Jersey waste-to-energy facility from the State of New Jersey’s payment on the project’s debt and $600 of investment income. In the third quarter of 2006, the majority owners of certain of the Italian projects sold their interests to another third-party. Prior to this sale, our equity in the net earnings of these projects was reported on a pretax basis in other income and the associated taxes were reported in the provision for income taxes because we and the other partners elected pass-through taxation treatment of the projects under local law. As a direct result of the ownership change arising from the sale, the subject entities are now precluded from electing pass-through taxation treatment. As a result, commencing in fiscal year 2006, our equity in the after-tax earnings of these projects is reported in other income. This change reduced other income and the provision for taxes by $8,600 in fiscal year 2006.

Other income in fiscal year 2005 consists primarily of $30,600 in equity method earnings generated from our investments, primarily from minority ownership interests in build, own, and operate projects in Italy and Chile (as described further in Note 5 to the consolidated financial statements in this annual report on Form 10-K), a $1,500 gain recognized in the United Kingdom on the sale of an investment, a $9,000 gain recognized at our Camden, New Jersey waste-to-energy facility from the State of New Jersey’s payment on the project’s debt and $1,300 of investment income.

Other Deductions:

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Amount	$45,540	$45,453	$36,529
$ Change	87	8,924
% Change	0.2%	24.4%

Other deductions in fiscal year 2007 consists primarily of $3,600 of bank fees, $20,500 of legal fees, $800 of consulting fees, $2,600 of foreign exchange losses, $1,500 of tax penalties and accrued penalties on unrecognized tax benefits and a $10,100 provision for dispute resolution and environmental remediation costs.

Other deductions in fiscal year 2006 consists primarily of $7,200 of bank fees, $17,300 of legal fees, $4,800 of consulting fees, $1,700 of foreign exchange losses, a $6,400 provision for dispute resolution and environmental remediation costs and a $4,100 charge for tax penalties, partially offset by $(1,300) of bad debt recovery.

Other deductions in fiscal year 2005 consists primarily of $8,800 of bank fees, $3,500 of which was associated with a prior senior credit facility, $12,800 of legal fees, $2,700 of foreign exchange losses, $4,200 of environmental costs and $1,400 in charges related to the common share purchase warrants offers that we commenced in December 2005, partially offset by $(6,700) of bad debt recovery.

Interest Income:

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Amount	$35,627	$15,119	$8,876
$ Change	20,508	6,243
% Change	135.6%	70.3%

The increase in interest income in fiscal year 2007, compared to fiscal year 2006, resulted primarily from a higher average cash and cash equivalents balance with additional benefits from higher interest rates and investment yields.

The increase in interest income in fiscal year 2006, compared to fiscal year 2005, resulted primarily from a higher average cash and cash equivalents balance.

Interest Expense:

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Amount	$19,855	$24,944	$50,618
$ Change	(5,089)	(25,674)
% Change	(20.4)%	(50.7)%

The decrease in interest expense in fiscal year 2007, compared to fiscal year 2006, reflects the benefits of our debt reduction initiatives completed in the second quarter of 2006.

The decrease in interest expense in fiscal year 2006, compared to fiscal year 2005, reflects the benefits of our debt reduction initiatives completed in the second quarter of 2006 and the latter half of fiscal year 2005.

Please refer to Note 6 to the consolidated financial statements in this annual report on Form 10-K for more information.

Minority Interest in Income of Consolidated Affiliates:

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Amount	$5,577	$4,789	$4,382
$ Change	788	407
% Change	16.5%	9.3%

Minority interest in income of consolidated affiliates reflects third-party ownership interests in the results of our Global Power Group’s Martinez, California gas-fired cogeneration facility and our manufacturing facilities in Poland and the People’s Republic of China. The change in minority interest in income of consolidated affiliates is based upon changes in the underlying earnings of the subsidiaries. The increase in minority interest in income of consolidated affiliates for 2007 primarily reflects higher plant availability in 2007 at the Martinez facility. This facility was shut down for two repair outages during 2006.

Net Asbestos-Related Gains/(Provision):

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Amount	$6,145	$100,131	$(113,680)
$ Change	(93,986)	213,811
% Change	(93.9)%	N/M

N/M — not meaningful.

In fiscal year 2007, the net asbestos-related gain results from gains of $13,500 on the settlement of coverage litigation with certain asbestos insurance carriers, which were partially offset by a net charge of $7,400 on the revaluation of our asbestos liability and related asset resulting primarily from increased asbestos defense costs projected through year-end 2022 and for the addition of another year to our rolling 15-year asbestos liability estimate.

The net asbestos-related gain in fiscal year 2006 results primarily from asbestos-related insurance settlement gains of $96,200 and a gain of $19,500 on our successful appeal of a New York state trial court decision that previously had held that New York, rather than New Jersey, law applies in the coverage litigation with our subsidiaries’ insurers, partially reduced by a charge of $15,600 reflecting the revaluation of our asbestos liability and related asset resulting from increased asbestos defense costs projected through year-end 2021 and for the addition of another year to our rolling 15-year asbestos liability estimate.

The net asbestos-related provision in fiscal year 2005 results from the revaluation of our estimated asbestos indemnity and defense costs liability and our estimated asbestos insurance receivable.

Please refer to Note 19 to the consolidated financial statements in this annual report on Form 10-K for more information.

Prior Domestic Senior Credit Agreement Fees and Expenses:

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Amount	$—	$14,955	$—
$ Change	(14,955)	14,955
% Change	(100.0)%	N/M

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

Loss on Debt Reduction Initiatives:

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Amount	$—	$12,483	$58,346
$ Change	(12,483)	(45,863)
% Change	(100.0)%	(78.6)%

The loss on debt reduction initiatives in fiscal year 2006 results from the debt reduction activities completed in the second quarter of 2006. The charge to income reflects a loss of $8,200 on the exchange transaction for our 2011 senior notes resulting primarily from the difference between the fair market value of the common shares issued and the carrying value of our 2011 senior notes exchanged, a loss of $3,900 on the redemption of our 2011 senior notes resulting primarily from a make-whole premium payment, and a loss of $200 on the redemptions of our trust preferred securities and our convertible notes resulting primarily from the write-off of deferred charges. The loss on the debt reduction initiatives for fiscal 2006 was offset by an improvement in shareholders’ equity/(deficit) of $58,800, resulting from the issuance of our common shares.

The loss on debt reduction initiatives in fiscal year 2005 results from our trust preferred securities exchange offer consummated in August 2005 and our 2011 senior notes exchange offer consummated in November 2005, which resulted in charges to income of $41,500 and $16,800, respectively. The charges were offset by an aggregate improvement in shareholders’ equity/(deficit) of $297,000. The charges, which were substantially non-cash, reflect the differences between the carrying values of the debt and the market prices of the common shares on the closing dates of the exchanges.

Please refer to Note 6 to the consolidated financial statements in this annual report on Form 10-K for more information.

Provision for Income Taxes:

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Amount	$136,420	$81,709	$39,568
$ Change	54,711	42,141
% Change	67.0%	106.5%

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

Our effective tax rate is, therefore, dependent on the location and amount of our taxable earnings and the effects of changes in valuation allowances. Compared to the U.S. statutory rate of 35%, our effective tax rate for fiscal year 2007 was lower because of non-U.S. earnings being taxed at rates lower than the U.S. statutory rate and because of earnings in jurisdictions where we have previously recorded a full valuation allowance. These variances were partially offset by losses in certain other jurisdictions for which no benefit is recognized (a valuation allowance is established) and other permanent differences.

Compared to the U.S. statutory rate of 35%, our effective tax rate for fiscal year 2006 was lower because of non-U.S. earnings being taxed at rates lower than the U.S. statutory rate and because of earnings in jurisdictions where we have previously recorded a full valuation allowance (primarily the United States). These variances were partially offset by losses in certain other non-U.S. jurisdictions for which no benefit is recognized (a valuation allowance is established) and because of other permanent differences. We monitor valuation allowances against deferred tax assets in jurisdictions where valuation allowances were established in previous years. As we currently have positive earnings in most jurisdictions, we evaluate on a quarterly basis the need for the valuation allowances against deferred tax assets in those jurisdictions. Such evaluation includes a review of all available evidence, both positive and negative, in determining whether a valuation allowance is necessary.

For statutory purposes, the majority of the U.S. federal tax benefits, against which valuation allowances have been established, do not expire until fiscal year 2024 and beyond, based on current tax laws.

As described further under “Application of Critical Accounting Estimates” within this Item 7, we adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” on December 30, 2006, the first day of fiscal year 2007.

EBITDA:

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Amount	$591,840	$399,514	$8,652
$ Change	192,326	390,862
% Change	48.1%	4517.6%

EBITDA for fiscal year 2007 reflects increased volumes of business, sustained margins and the overall strong operating performances by our Global E&C Group and our Global Power Group, along with $14,400 of income related to the favorable resolution of project claims and gains of $13,500 on the settlement of coverage litigation with certain asbestos insurance carriers, which were partially offset by a $30,000 charge on a Global Power Group legacy project and a net charge of $7,400 reflecting the revaluation of our asbestos liability and related asset resulting primarily from increased asbestos defense costs projected through year-end 2022 and for the addition of another year to our rolling 15-year asbestos liability estimate.

EBITDA for fiscal year 2006 includes the impact of the increased margins and volume of work being executed by our Global E&C Group and the net asbestos gains of $100,100 described above, partially offset by a $25,000 charge on the aforementioned Global Power Group legacy project, the impact of our debt reduction initiatives and the costs associated with the voluntary replacement of our prior domestic senior credit agreement.

EBITDA for fiscal year 2005 includes charges related to asbestos and to the completed equity-for-debt exchange offers. The strong operating performance in our Global E&C Group was partially offset by $50,200 of write-downs on Global Power Group projects in Europe and North America.

Please refer to the section entitled, “Business Segments,” within this Item 7 for further information.

EBITDA is a supplemental financial measure not defined in generally accepted accounting principles, or GAAP. We define EBITDA as income before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. EBITDA, after adjustment for certain unusual and infrequent items specifically excluded in the terms of our current and prior senior credit agreements, is used for certain covenants under our current and prior senior credit agreements. We believe that the line item on the consolidated statements of operations and comprehensive income/(loss) entitled “net income/(loss)” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income/(loss) as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income/(loss), users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and

•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.

A reconciliation of EBITDA to net income/(loss) is shown below.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)

For the Year Ended December 28, 2007
EBITDA(2)	$591,840	$505,647	$139,177	$(52,984)

Less: Interest expense	(19,855)
Less: Depreciation and amortization	(41,691)

Income before income taxes	530,294
Provision for income taxes	(136,420)

Net income	$393,874

For the Year Ended December 29, 2006
EBITDA(3)	$399,514	$323,297	$95,039	$(18,822)

Less: Interest expense	(24,944)
Less: Depreciation and amortization	(30,877)

Income before income taxes	343,693
Provision for income taxes	(81,709)

Net income	$261,984

For the Year Ended December 30, 2005
EBITDA(4)	$8,652	$165,629	$107,266	$(264,243)

Less: Interest expense	(50,618)
Less: Depreciation and amortization	(28,215)

Loss before income taxes	(70,181)
Provision for income taxes	(39,568)

Net loss	$(109,749)

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.

(2)	Includes in fiscal year 2007: increased/(decreased) contract profit of $35,100 from the regular re-evaluation of contract profit estimates: $54,500 in our Global E&C Group and $(19,400) in our Global Power Group; a charge of $(7,400) in our C&F Group reflecting the revaluation of our asbestos liability and related asset resulting primarily from increased asbestos defense costs projected through year-end 2022 and for the addition of another year to our rolling 15-year asbestos liability estimate; and gains of $13,500 on the settlement of coverage litigation with certain asbestos insurance carriers recorded in our C&F Group.

(3)	Includes in fiscal year 2006: (decreased)/increased contract profit of $(5,700) from the regular re-evaluation of contract profit estimates: $14,700 in our Global E&C Group and $(20,400) in our Global Power Group; a charge of $(15,600) in our C&F Group reflecting the revaluation of our asbestos liability and related asset; net asbestos-related gains of $115,700 recorded in our C&F Group primarily from settlement of coverage litigation with certain asbestos insurance carriers; an aggregate charge of $(15,000) recorded in our C&F Group in conjunction with the voluntary termination of our prior domestic senior credit agreement; and a net charge of $(12,500) recorded in our C&F Group in conjunction with the debt reduction initiatives completed in April and May 2006.

(4)	Includes in fiscal year 2005: increased contract profit of $99,600 from the regular re-evaluation of contract profit estimates: $66,300 in our Global E&C Group and $33,300 in our Global Power Group; a charge of $(113,700) in our C&F Group on the revaluation of our estimated asbestos liability and asbestos insurance receivable; credit agreement costs in our C&F Group associated with our prior senior credit facility of $(3,500); and an aggregate charge of $(58,300) in our C&F Group recorded in conjunction with the exchange offers for our trust preferred securities and our 2011 senior notes.

Business Segments

We use several financial metrics to measure the performance of our business segments. EBITDA, as discussed and defined above, is the primary earnings measure used by our chief operating decision maker.

Global E&C Group

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Operating revenues	$3,681,259	$2,219,104	$1,471,948
$ Change	1,462,155	747,156
% Change	65.9%	50.8%
EBITDA	$505,647	$323,297	$165,629
$ Change	182,350	157,668
% Change	56.4%	95.2%

Results

The increase in operating revenues in fiscal year 2007, compared to fiscal year 2006, reflects increased volumes of work at all of our Global E&C Group operating units. Major projects in North America, South America, Asia, Australasia, Europe and the Middle East in the oil and gas, refining, chemical/petrochemical and LNG industries led the increase in activities.

The increase in EBITDA in fiscal year 2007, compared to fiscal year 2006, results primarily from the increased volumes of work at our Global E&C Group operating units and sustained margins, excluding the impact of flow-through revenues. We increased our direct technical manpower, which includes agency workforce, by 21% in fiscal year 2007, primarily in our Asian, North American and United Kingdom offices, to continue to address growing market opportunities. We plan to continue to expand our operational capacity in 2008 through the combination of organic growth and selective acquisitions.

The increase in operating revenues in fiscal year 2006, compared to fiscal year 2005, reflects increased volumes of work at all of our Global E&C Group operating units. Major projects in Australasia, Europe, the Middle East and South America in the oil and gas, refining, and chemical/petrochemical industries led the increase in activities.

The increase in EBITDA in fiscal year 2006 results primarily from the increased volumes of work and improved margins at all of our Global E&C operations. We increased our direct technical manpower, which includes agency workforce, by 47% in fiscal year 2006, primarily in our Asian, North American, and United Kingdom offices, to help capture the market growth.

Overview of Segment

We expect sustained demand for oil and gas, petrochemicals and refined products that stimulated investment in new and expanded plants over the last 12 to 24 months to continue in 2008. While our business has not been impacted to date by the U.S. credit crunch resulting from the sub-prime mortgage crisis, the full impact on the U.S. and global economy has yet to be fully established and therefore the possibility remains that credit conditions, as well as a slowdown or recession in economic growth, could adversely affect the industries in which our clients operate and as a result, our business. However, the overall proportion of the U.S. in terms of global gross domestic product has reduced over time, with the emergence of China and India as increasingly significant contributors to global gross domestic product. While global gross domestic product growth is expected to decrease in 2008 relative to 2007, the emerging markets continue to show few signs of any growth impact from recent financial and economic volatility and we believe that the downside risks may be mitigated, in whole or in part, by the forecast for continued strong economic growth in emerging markets, such as China and India.

We anticipate that historically high oil prices and continued strong demand for oil will sustain the high levels of client investment in upstream oil and gas facilities that we are currently witnessing in most regions, particularly in West Africa, the Middle East, Russia and the Caspian states. We believe that rising demand for natural gas in Europe, Asia and the United States, combined with a shortfall in indigenous production, will continue to act as a stimulant to the LNG business. Although LNG demand continues to grow strongly, the pace at which new liquefaction train construction projects have received approval to proceed has slowed over the last two or three years. We believe this indicates that significant additional liquefaction capacity over and above the approved projects will need to be developed.

We believe that the global refining system is currently running at very high utilization rates and that global demand for transportation fuels will be sustained, especially jet fuel/kerosene and middle distillates (primarily diesel). Additionally, the price differential between heavier, higher-sulfur crude oil and lighter, sweeter crudes remains higher than the historic average. All of these factors are continuing to stimulate refinery investment, particularly to enable refiners to process the higher-sulfur crudes and to upgrade lower-value refinery residue to higher-value transportation fuels and we expect to see continued investment in these projects. We have considerable experience and expertise in this area, including our proprietary delayed coking technology, which enables refineries to upgrade lower quality crude oil or refinery residue to high value refined products such as transportation fuels. We are currently executing a significant number of delayed coking projects, including feasibility studies, front-end engineering and design, or FEED, contracts, delayed coking technology license agreements, engineering, procurement and construction supervision contracts and full engineering, procurement and construction contracts. These projects are located in North America, South America, Asia, Europe, and the Middle East. The subsequent phases of some of these projects offer us further opportunities. We believe that the majority of new investment in coking will take place in regions such as Asia where investment in residue upgrading has not previously been a prime focus for refiners.

We believe that refining capacity will continue to be added through the development of grassroots refineries, notably in the Middle East, India and China. Significant upgrades and expansions continue to be planned or are underway at existing refineries in many regions. Clean fuel programs are also being implemented to meet new fuel specifications for refiners’ production to domestic and/or export markets. We are currently working on refining projects in the Americas, Europe, Asia and the Middle East.

In order to add value to their refinery streams and therefore improve margins, we believe that refiners are also investing in refinery/petrochemical integration. We are working on a number of integrated projects in Asia and the Middle East.

Investment in petrochemical plants began to rise sharply in 2004 in response to strong growth in demand. The majority of this investment has been centered in Asia and the Middle East. We are seeing continued

strong demand supporting further new investment in these regions, which we expect to continue throughout 2008. We are also seeing investment in specialty chemicals, particularly in the Middle East, stimulated by governmental desire to further diversify their economies to lessen their dependence on crude oil exports and to provide sustained employment for their growing young populations. We continue to execute several major petrochemical contracts and expect to secure new petrochemicals business throughout 2008.

While the outlook for oil and gas, refining and petrochemicals in 2008 remains positive, we are seeing that, as the demand and cost for engineering and construction services, materials and equipment and commodities continues to rise, some companies are electing to commit to only partial or staged investments, to reduce the scope of their investments, or to postpone or cancel investments, until the market slows. As we work with our clients in the early study and front-end design phases of their projects, we are helping some of them develop a revised project that meets their investment parameters, develop a staged investment plan, or revise the scope of or configuration of their original project so that they are able to obtain approval to proceed with their investment. In addition, as discussed above, we believe the full impact of the U.S. credit crunch resulting from the sub-prime mortgage crisis has yet to be fully realized. There are a number of substantial downside risks to the global economic growth forecasts for 2008.

Investment in new pharmaceutical production facilities has slowed since 2003. We believe this is attributable to a range of factors including industry cost pressure. Investment has focused on plant rationalization, upgrading and improvement projects rather than on major new greenfield production facilities and on biotechnology facilities. There are now indications of some renewed interest in more significant plant investment in the key pharmaceutical investment hubs — Singapore, the U.S., Ireland and Puerto Rico.

Global Power Group

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Operating revenues	$1,425,984	$1,275,944	$728,024
$ Change	150,040	547,920
% Change	11.8%	75.3%
EBITDA	$139,177	$95,039	$107,266
$ Change	44,138	(12,227)
% Change	46.4%	(11.4)%

Results

The increase in operating revenues in fiscal year 2007, as compared to fiscal year 2006, results from the volume of business in our operations in North America, Europe and China.

Our Global Power Group experienced higher levels of EBITDA in fiscal year 2007, as compared to fiscal year 2006, as a result of increased volumes of business and increased margins experienced by our contracts executed in North America, Europe and China. In addition, EBITDA in fiscal year 2007 included $14,400 related to the favorable resolution of project claims. The $14,400 impacted contract profit by $9,600, interest income by $4,000 and reduced other deductions by $800. EBITDA was also adversely impacted by a $30,000 contingency taken in fiscal year 2007 on a legacy engineering, procurement and construction project in Europe. The $30,000 contingency was in addition to a $25,000 contingency established during the fourth quarter of 2006 and other write-downs and profit reversals in 2004. This project was bid in 2001 and awarded in 2002, prior to the implementation of our current system of risk management controls and our Project Risk Management Group. The two plants involved in this project are completed and have been operating, but have experienced a series of technical issues, which largely involve corrosion in the front-end of the plant, which we believe is caused by the client’s use of fuel that is not within the contract specifications, as well as back-end corrosion of subcontractor-provided emissions control equipment and induction fans. The cause of the back-end corrosion, which we discovered during the second quarter of 2007 to be more extensive than previously determined, is under investigation. We have identified a technical solution to ameliorate the corrosive effects of the out-of-specification fuel, and the client is in the process of evaluating the proposed solution for the front-end corrosion. Disavowing responsibility for the fuel specification, the client has refused to pay for the cost of the corrective work and has reserved its rights against us under the contract, which could include repairing or rejecting the plants and recovering consequential damages in the event we are determined to be grossly negligent. We have advised the client that we are not responsible for the cost of corrective work to address corrosion resulting from out-of-specification fuel and anticipate having discussions with the client in the near future regarding our claim. For further information, please see Note 19 to the consolidated financial statements in this annual report on Form 10-K.

The increase in operating revenues in fiscal year 2006 over fiscal year 2005 results from execution on increased bookings that occurred largely in the latter half of 2005 and the early part of 2006 in our operations in Europe and North America.

Our Global Power Group experienced lower levels of EBITDA in fiscal year 2006, compared to fiscal year 2005. The Global Power Group’s EBITDA was adversely impacted by poor performance on eight contracts resulting in approximately $54,200 of charges and lost profit opportunity in Europe and North America in fiscal year 2006; net gains of approximately $2,600 on contract dispute settlements with clients in North America that occurred in fiscal year 2005 that were not repeated in fiscal year 2006; a charge of approximately $7,100 in fiscal year 2006 associated with the wind down of our Canadian operations; and from reduced margins on projects currently being executed in Europe and North America versus several high margin contracts executed in Asia during fiscal year 2005. Included in the $54,200 of charges and lost profit opportunity is the aforementioned contingency of $25,000.

Overview of Segment

Although the solid fuel-fired boiler market remains highly competitive, we believe that there are several continuing global market forces that will positively impact our Global Power Group over the next two to three years. We believe that continued worldwide economic growth is driving power demand growth in most world regions. In addition, continued tight global natural gas and oil supplies have driven gas and oil prices upwards to historically high levels. We expect natural gas fuel price volatility to remain high over the next two to three years due to declining domestic supplies in Europe and the United States. Due to further tightening of environmental regulations, including the development and growing acceptance of global greenhouse gas regulation, we expect continued growth in demand for products and services in the area of environmental retrofitting, such as selective non-catalytic and catalytic NOx reduction systems, over-fire air systems, coal/air balancing systems and coal mill upgrade equipment. We believe that the combined effect of these factors will have a positive impact on the demand for our products and services, such as new utility and industrial solid fuel boilers, boiler services, boiler environmental products and boiler-related construction services.

While our Global Power Group has not been impacted to date by the U.S. credit crunch resulting from the sub-prime mortgage crisis, the full impact on the U.S. and global economy has yet to be fully established and therefore the possibility remains that credit conditions, as well as a slowdown or recession in economic growth, could adversely affect the industries in which our clients operate and as a result, our business. Our Global Power Group is dependant on the U.S. market as U.S. clients represent a significant portion of our Global Power Group business. In addition, although we believe that our Global Power Group is well-positioned to offer our clients solutions, such as supercritical PC boilers and CFB boilers capable of utilizing bio-mass and recycled fuels, which can help address increasing greenhouse gas regulations, regulation in this area is still developing in several geographies in which we and our clients operate. Such regulations could negatively impact client investments in capital projects, which could negatively impact the market for our manufactured products and certain of our services, and also could negatively affect the operations and profitability of our own electric power plants. This could materially adversely affect our business, financial conditions, results of operations and cash flows.

North America

In North America, we believe the declining generating capacity reserves across the region, coupled with persistent historically high oil and natural gas pricing, is spurring market growth for large coal utility boilers. However, we are also seeing escalating plant costs and the concern for greenhouse gas emissions having a growing impact on this market.

We believe plant price escalation is driven by the historically high demand for utility steam power plants globally and is a result of strained supply of some key components needed to build the new plants, such as steel, cement and labor. As in most markets, we believe price will have a dampening or smoothing effect to the up and down swings of this market.

To capitalize on this business opportunity, our Global Power Group is actively marketing large-scale supercritical boiler technology in its key geographic markets as part of our utility boiler product portfolio. We have been successful in securing two projects based on supercritical technology: (i) a project, awarded in 2006 and planned to be commercially operational by 2009, in Poland where we will be supplying the world’s first supercritical circulating fluidized-bed, or CFB, boiler that will utilize Siemens advanced BENSON vertical tube supercritical steam technology and (ii) a project, awarded in 2007 and planned to be commercially operational by 2010, for the design and supply, or D&S, of a supercritical once-through pulverized-coal, or PC, steam boiler for a coal-fired generating facility located in West Virginia. This D&S project will be the first application of Siemens advanced BENSON vertical tube supercritical steam technology to a PC boiler. We believe that we can leverage these key wins to further grow our position in the supercritical utility boiler market for both PC and CFB boilers.

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

From the industrial sector, we are seeing growth in the solid fuel industrial boiler market, driven by historically high oil and natural gas pricing. These boilers offer industrial clients an attractive economic solution to supply their energy needs by utilizing low cost biomass and other solid opportunity fuels. Many of these fuels also carry governmental tax credits and other financial incentives to encourage their use as renewable fuels, making them more attractive to both the industrial and utility power sectors. We believe that our leading CFB technology is well positioned to serve this market segment due to its ability to burn “difficult-to-burn” fuels, its outstanding fuel flexibility and its excellent environmental performance, compared to other solid fuel.

The United States’ Environmental Protection Agency’s, or EPA’s, Clean Air Interstate Rule, which became effective during 2005, as well as the continued settlements of earlier New Source Review lawsuits brought against a number of utilities by the EPA, continue to drive a strong retrofit pollution control market, including add-on pollution control systems, such as low NOx combustion systems, selective catalytic reduction systems and flue gas desulphurization systems. We believe this market trend will benefit sales of our environmental products. We also believe that, due to reducing capacity margins (which represent the amount of unused available electric generating capacity as a percentage of total electric capacity), coal-fired power plants for independent power producers and utilities are operating at greater capacity to produce more electricity, which, in turn, is spurring maintenance investment by owners. We also see evidence that owners are making larger capital investments in these plants to extend their useful lives. We believe these factors are helping to maintain a strong boiler service market, which should benefit our boiler service business.

Europe

We believe that many of the same market forces discussed above are resulting in similar beneficial market trends for our Global Power Group business in Europe. We believe that declining power capacity reserves across the region, coupled with persistent historically high oil and natural gas pricing, are spurring market growth for large utility coal boilers (greater than 500 megawatt-electric unit size). Similar to the market in North America, we are also seeing escalating plant costs and the concern for greenhouse gas emissions having a growing impact on restraining this market.

Due to Europe’s historical preference for high efficiency coal-fired power plants and active greenhouse gas regulation for power plants (such as Europe’s emissions trading scheme, which became effective in 2005), we believe supercritical boiler technology will continue to be the preference in the European utility boiler market sector. We believe that, with the supercritical CFB and PC boiler projects described above, we are well positioned to pursue this market sector by offering both PC and CFB-type supercritical boilers. Historically, PC boiler technology has been the only combustion technology choice for the supercritical utility boiler market segment globally. However, we believe that supercritical CFB boiler technology has the potential to penetrate the supercritical utility boiler market and to shift a portion of the market away from PC to CFB-type boilers, especially for non-premium solid fuels such as lignite, brown coals and waste coals. Since we expect to be the first boiler supplier with an operational supercritical CFB reference plant (which is expected to be commissioned in 2009), we believe we are well positioned to pursue this market opportunity.

From the industrial sector, driven by increasing power prices and historically high oil and natural gas pricing, we are seeing growth in the solid fuel industrial power market, which is benefiting sales of our industrial boilers. The European Union, or EU, has established regulation and incentive programs to encourage the use of biomass and other waste fuels, which we believe is spurring growth both in the industrial and utility sectors for our CFB boilers market. The EU’s landfill and waste recycling directives (which became effective in 2004) have opened a new market for our CFB boilers firing refuse-derived fuels. The EU’s Large Combustion Plant Directive, or LCPD (which has governed the emission regulation of utility power plants in Europe over the last five years and continues to be revised to enforce even tighter emission standards), is expected to drive growth in the retrofit pollution control market, which should benefit our environmental products business. Due to the LCPD’s relatively mild first step reduction goals, we do not expect to see significant growth until after 2008 when the second phase of the program calls for tighter emission limits. Finally, coal power plants for independent power producers and utilities in Europe are operating at greater capacity to produce more electricity spurring maintenance and life extension investment by owners. Similar to the United States, reduced capacity margins are driving this market, which is having a positive effect on the volume of our boiler service sales.

Asia

In Asia, we believe that high economic growth continues to drive strong power demand growth and demand for new power capacity. We believe that the region’s historically high coal use, now coupled with historically high world oil and natural gas pricing, will likely continue to drive growth for coal-fueled utility and industrial boilers in the region. The region contains some of the world’s largest utility and industrial boiler markets, such as China and India, offering opportunities to our Global Power Group businesses. Historically, it has been difficult for foreign companies to penetrate these markets due to national trade policies and client preference for local companies. To maximize our opportunities, we are continuing our licensing strategy, which allows us to gain access to these closed markets while also expanding our capacity and resources through our licensees allowing us to expand further in the global market place. Due to the region’s growing environmental awareness, including CO2 and its link to global warming, we see opportunities for our entire new boiler line from small industrial boilers to large utility supercritical boilers, as well as for our environmental retrofit products (such as low NOx combustion systems and coal pulverizers). Finally, reduced spare capacity margins are also resulting in coal power plants for independent power producers and utilities operating at higher operating rates to produce more electricity, which in turn spurs maintenance and life extension investment by owners, offering further opportunity for our boiler services.

Liquidity and Capital Resources

Fiscal Year 2007 Activities

As of December 28, 2007, we had a record amount of cash and cash equivalents, short-term investments and restricted cash totaling $1,069,500, compared to $630,000 as of December 29, 2006. The increase results from cash provided by operations of $425,200, cash provided by financing activities of $38,200, favorable exchange rate changes on cash and cash equivalents of $20,200, partially offset by cash used in investing activities of $46,000. Of the $1,069,500 total at December 28, 2007, $819,400 was held by our foreign subsidiaries and $20,900 was represented by restricted cash. Please refer to Note 1 to the consolidated financial statements in this annual report on Form 10-K for additional details on cash and restricted cash balances.

Cash provided by operations was $425,200 in fiscal year 2007, compared to $263,700 and $50,800 of cash provided by operations in fiscal years 2006 and 2005, respectively. The cash provided by operations in fiscal year 2007 was attributable primarily to our strong operating performance, partially offset by making $45,000 of mandatory and discretionary contributions to our domestic pension plan and funding $19,000 of asbestos liability indemnity payments and defense costs. The cash provided by operations in fiscal years 2006 and 2005 resulted from increased margins and volumes of business from the international operations of our Global E&C Group. Our working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts. Working capital in our Global E&C Group tends to rise as the workload of reimbursable contracts increases since services are rendered prior to billing clients while working capital tends to decrease in our Global Power Group when the workload increases as cash tends to be received prior to ordering materials and equipment.

Cash used in investing activities was $46,000 in fiscal year 2007, compared to $25,600 of cash used in investing activities in fiscal year 2006 and $63,600 of cash provided by investing activities in fiscal year 2005. The cash used in investing activities in fiscal year 2007 was attributable primarily to capital expenditures of $51,300 (which includes $13,800 of expenditures in FW Power S.r.l. as we continue construction of an electric power generating wind farm project in Italy), a $1,500 purchase of a Finnish company that owns patented coal flow measuring technology and $4,800 in September 2007 related to the final payment for the 2006 purchase of the remaining 51% interest of FW Power S.r.l., partially offset by a $6,300 distribution from our unconsolidated affiliates and proceeds from the sale of assets of $7,600. The cash used in investing activities in fiscal year 2006 was attributable primarily to capital expenditures of $30,300 and a $6,600 increase in investments in and advances to unconsolidated affiliates, partially offset by a decrease in cash subject to restrictions of $8,900 and $1,900 in proceeds from asset sales. The cash provided by investing activities in fiscal year 2005 was attributable primarily to a decrease in cash subject to restrictions of $46,200, a decrease in short-term investments of $24,400 and $4,900 in proceeds from asset sales, partially offset by capital expenditures of $10,800. The capital expenditures related primarily to project construction (see above noted FW Power S.r.l. electric power generating wind farm projects in Italy), leasehold improvements, information technology equipment and office equipment. These expenditures reflect increased spending on project construction and the increased volumes of business in fiscal years 2007 and 2006. The increase in capital expenditures over the three year period has been driven primarily by our Global E&C Group, with particular increases driven by operations in Asia, Continental Europe and the United Kingdom. Our Global Power Group capital expenditure increase was driven by our China operations with the expansion of our manufacturing facility and office relocation. For further information on capital expenditures by segment, please see Note 17 to the consolidated financial statements in this annual report on Form 10-K.

Cash provided by financing activities was $38,200 in fiscal year 2007, compared to $500 of cash provided by financing activities in fiscal year 2006 and $41,500 of cash used in financing activities in fiscal year 2005. The cash provided by financing activities in fiscal year 2007 reflects primarily stock option and warrant proceeds and proceeds from the issuance of special-purpose limited recourse project debt by FW Power S.r.l., partially offset by the repayment of debt and capital lease obligations. The cash provided by financing activities in fiscal year 2006 reflects primarily stock option and warrant proceeds, partially offset by the reduction in debt, including our 2011 senior notes, and capital lease obligations and the payment of deferred financing costs in conjunction with the senior credit agreement. The cash used in financing activities in fiscal year 2005 reflects primarily the reduction in debt and capital lease obligations and the payment of deferred financing costs in conjunction with the domestic senior credit agreement.

Outlook

Our liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, working capital needs, unused credit line availability and claims recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling 12-month period. Based on these forecasts, we believe our existing cash balances and forecasted net cash provided from operating activities will be sufficient to fund our operations throughout the next 12 months. Based on these forecasts, our primary cash needs for fiscal 2008 will be to fund working capital, capital expenditures, asbestos liability indemnity and defense costs, and acquisitions. The majority of our cash balances are invested in short-term interest bearing accounts. We continue to consider investing some of our cash in longer-term investment opportunities, including the acquisition of other entities or operations in the engineering and construction industry or power industry and/or the reduction of certain liabilities such as unfunded pension liabilities.

It is customary in the industries in which we operate to provide standby letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. We believe that we will have sufficient letter of credit capacity from existing facilities throughout the next 12 months.

Our domestic operating entities do not generate sufficient cash flows to fund our obligations related to corporate overhead expenses and asbestos-related liabilities. Consequently, we require cash repatriations from our non-U.S. subsidiaries in the normal course of our operations to meet our domestic cash needs and have successfully repatriated cash for many years. We believe we can repatriate the required amount of cash from our foreign subsidiaries and we continue to have access to the revolving credit portion of our domestic senior credit facility, if needed.

We funded $19,000 of asbestos liability indemnity payments and defense costs from our cash flows in fiscal year 2007, net of the cash received from insurance settlements. We expect to fund a total of $25,000 of the asbestos liability indemnity and defense costs from our cash flows in fiscal year 2008, net of the cash expected to be received from existing insurance settlements. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.

On May 4, 2007, we executed an amendment to our domestic senior credit agreement to increase the facility by $100,000 to $450,000, to reduce the pricing on a portion of the letters of credit issued under the facility and to restore an “accordion” feature, which permits further incremental increases of up to $100,000 in total availability under the facility. We had $245,800 and $189,000 of letters of credit outstanding under our domestic senior credit agreement as of December 28, 2007 and December 29, 2006, respectively. The letter of credit fees now range from 1.50% to 1.60%, excluding a fronting fee of 0.125% per annum. We do not intend to borrow under our domestic senior revolving credit facility during 2008. A portion of the letters of credit issued under the domestic senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in the credit rating assigned to the domestic senior credit agreement by Moody’s Investors Service and/or Standard & Poor’s. However, this performance pricing is not expected to materially impact our liquidity or capital resources in 2008.

We anticipate spending €42,990 (approximately $63,300 at the exchange rate as of December 28, 2007) in FW Power S.r.L., in fiscal year 2008 as we continue construction of the electric power generating wind farm projects in Italy. We have secured total borrowing capacity under the FW Power credit facilities of €75,350 (approximately $110,950 at the exchange rate as of December 28, 2007).

Please refer to Note 7 to the consolidated financial statements in this annual report on Form 10-K for further information regarding our debt obligations.

We have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends. Our current credit agreement contains limitations on cash dividend payments.

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

Contractual Obligations

We have contractual obligations comprised of long-term debt, non-cancelable operating lease commitments, purchase commitments, capital lease commitments and pension funding requirements. Our expected cash flows related to contractual obligations outstanding as of December 28, 2007 are as follows:

		Less than
	Total	1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt:
Principal	$136,900	$18,000	$50,200	$14,900	$53,800
Interest	59,900	10,400	16,300	9,100	24,100
Non-cancelable operating lease commitments	433,800	52,800	85,300	66,600	229,100
Purchase commitments	1,403,000	1,315,400	85,000	2,000	600
Capital lease obligations:
Principal	68,400	1,300	3,400	4,100	59,600
Interest	76,500	7,200	13,600	12,900	42,800
Pension funding requirements — U.S.(1)	—	—	—	—	—
Pension funding requirements — foreign(2)	151,500	33,400	62,000	56,100	—

Total contractual cash obligations	$2,330,000	$1,438,500	$315,800	$165,700	$410,000

(1)	Funding requirements are not expected in the next five years; however, data for contribution requirements beyond five years are not yet available. These projections assume we do not make any discretionary contributions.

(2)	Funding requirements are expected to extend beyond five years; however, data for contribution requirements beyond five years are not yet available. These projections assume we do not make any discretionary contributions.

The table above does not include payments of our asbestos-related liabilities as we cannot reasonably predict the timing of the net cash outflows associated with this liability beyond 2008. We expect to fund $25,000 of our asbestos liability indemnity and defense costs from our cash flows in fiscal year 2008, net of the cash expected to be received from existing insurance settlements. Please refer to Note 19 to the consolidated financial statements in this annual report on Form 10-K for more information.

The table above does not include payments relating to our uncertain tax positions as we cannot reasonably predict the timing of the net cash outflows associated with this liability beyond 2008. We expect to pay $3,300 relating to our uncertain tax provisions (including interest and penalties) from our cash flows in fiscal year 2008. Our total liability (including accrued interest and penalties) is $76,400 as of December 28, 2007. Please refer to Note 15 to the consolidated financial statements in this annual report on Form 10-K for more information.

In certain instances in the normal course of business, we have provided security for contract performance consisting of standby letters of credit, bank guarantees and surety bonds. As of December 28, 2007, such commitments and their period of expiration are as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Bank issued letters of credit and guarantees	$788,700	$303,100	$243,100	$179,100	$63,400
Surety bonds	29,900	—	—	29,900	—

Total commitments	$818,600	$303,100	$243,100	$209,000	$63,400

Please refer to Note 9 to the consolidated financial statements in this annual report on Form 10-K for a discussion of guarantees.

Backlog and New Orders

The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are legally binding and likely to proceed. Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur. The elapsed time from the award of a contract to completion of performance may be up to approximately four years. The dollar amount of backlog is not necessarily indicative of our future earnings related to the performance of such work due to factors outside our control, such as changes in project schedules, scope adjustments or project cancellations. We cannot predict with certainty the portion of backlog to be performed in a given year. Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.

Backlog measured in Foster Wheeler scope reflects the dollar value of backlog excluding third-party costs incurred by us on a reimbursable basis as agent or principal, which we refer to as flow-through costs. Foster Wheeler scope measures the component of backlog with profit potential and corresponds to our services plus fees for reimbursable contracts and total selling price for fixed-price or lump-sum contracts.

	Global	Global
	E&C Group	Power Group	Total

NEW ORDERS (FUTURE REVENUES) BY PROJECT LOCATION:
For the Year Ended December 28, 2007:
North America	$212,300	$1,028,500	$1,240,800
South America	30,100	144,100	174,200
Europe	845,400	649,600	1,495,000
Asia	1,468,500	172,800	1,641,300
Middle East	437,700	5,300	443,000
Australasia and other	3,880,600	7,900	3,888,500

Total	$6,874,600	$2,008,200	$8,882,800

For the Year Ended December 29, 2006:
North America	$287,000	$755,400	$1,042,400
South America	11,200	85,900	97,100
Europe	735,300	268,500	1,003,800
Asia	1,307,200	83,700	1,390,900
Middle East	1,043,800	1,600	1,045,400
Australasia and other	310,800	1,800	312,600

Total	$3,695,300	$1,196,900	$4,892,200

For the Year Ended December 30, 2005:
North America	$67,300	$540,600	$607,900
South America	119,100	14,700	133,800
Europe	567,200	471,400	1,038,600
Asia	679,500	46,300	725,800
Middle East	534,800	5,600	540,400
Australasia and other	1,113,000	3,500	1,116,500

Total	$3,080,900	$1,082,100	$4,163,000

	Global	Global
	E&C Group	Power Group	Total

NEW ORDERS (FUTURE REVENUES) BY INDUSTRY:
For the Year Ended December 28, 2007:
Power generation	$96,000	$1,883,500	$1,979,500
Oil refining	1,218,400	—	1,218,400
Pharmaceutical	81,800	—	81,800
Oil and gas	4,082,100	—	4,082,100
Chemical/petrochemical	1,356,000	—	1,356,000
Power plant operation and maintenance	—	124,700	124,700
Environmental	15,000	—	15,000
Other, net of eliminations	25,300	—	25,300

Total	$6,874,600	$2,008,200	$8,882,800

For the Year Ended December 29, 2006:
Power generation	$95,700	$1,096,100	$1,191,800
Oil refining	1,342,200	—	1,342,200
Pharmaceutical	107,600	—	107,600
Oil and gas	444,500	—	444,500
Chemical/petrochemical	1,593,300	—	1,593,300
Power plant operation and maintenance	—	100,800	100,800
Environmental	87,800	—	87,800
Other, net of eliminations	24,200	—	24,200

Total	$3,695,300	$1,196,900	$4,892,200

For the Year Ended December 30, 2005:
Power generation	$142,600	$949,600	$1,092,200
Oil refining	1,068,300	—	1,068,300
Pharmaceutical	74,600	—	74,600
Oil and gas	1,368,700	—	1,368,700
Chemical/petrochemical	371,100	—	371,100
Power plant operation and maintenance	—	132,500	132,500
Environmental	50,100	—	50,100
Other, net of eliminations	5,500	—	5,500

Total	$3,080,900	$1,082,100	$4,163,000

	Global	Global
	E&C Group	Power Group	Total

BACKLOG (FUTURE REVENUES) BY CONTRACT TYPE:
As of December 28, 2007:
Lump-sum turnkey	$66,500	$434,700	$501,200
Other fixed-price	470,900	978,300	1,449,200
Reimbursable	7,289,700	191,200	7,480,900
Eliminations	(5,100)	(5,800)	(10,900)

Total	$7,822,000	$1,598,400	$9,420,400

As of December 29, 2006:
Lump-sum turnkey	$194,000	$256,100	$450,100
Other fixed-price	454,600	637,600	1,092,200
Reimbursable	3,886,600	37,500	3,924,100
Eliminations	(33,700)	(1,300)	(35,000)

Total	$4,501,500	$929,900	$5,431,400

As of December 30, 2005:
Lump-sum turnkey	$376,600	$313,000	$689,600
Other fixed-price	238,800	610,200	849,000
Reimbursable	2,163,100	55,500	2,218,600
Eliminations	(47,800)	(17,100)	(64,900)

Total	$2,730,700	$961,600	$3,692,300

	Global	Global
	E&C Group	Power Group	Total

BACKLOG (FUTURE REVENUES) BY PROJECT LOCATION:
As of December 28, 2007:
North America	$150,900	$742,900	$893,800
South America	26,200	132,800	159,000
Europe	610,700	580,000	1,190,700
Asia	2,014,200	137,700	2,151,900
Middle East	1,051,900	600	1,052,500
Australasia and other	3,968,100	4,400	3,972,500

Total	$7,822,000	$1,598,400	$9,420,400

As of December 29, 2006:
North America	$205,600	$459,700	$665,300
South America	55,700	49,200	104,900
Europe	599,800	338,700	938,500
Asia	1,269,200	80,000	1,349,200
Middle East	1,592,300	800	1,593,100
Australasia and other	778,900	1,500	780,400

Total	$4,501,500	$929,900	$5,431,400

As of December 30, 2005:
North America	$95,200	$447,000	$542,200
South America	107,900	13,200	121,100
Europe	436,200	393,900	830,100
Asia	684,700	101,900	786,600
Middle East	445,000	2,600	447,600
Australasia and other	961,700	3,000	964,700

Total	$2,730,700	$961,600	$3,692,300

	Global	Global
	E&C Group	Power Group	Total

BACKLOG (FUTURE REVENUES) BY INDUSTRY:
As of December 28, 2007:
Power generation	$56,400	$1,476,600	$1,533,000
Oil refining	1,633,100	—	1,633,100
Pharmaceutical	41,400	—	41,400
Oil and gas	4,078,600	—	4,078,600
Chemical/petrochemical	1,988,000	—	1,988,000
Power plant operation and maintenance	—	121,800	121,800
Environmental	12,700	—	12,700
Other, net of eliminations	11,800	—	11,800

Total	$7,822,000	$1,598,400	$9,420,400

Foster Wheeler scope in backlog	$1,709,100	$1,585,500	$3,294,600

E&C man-hours in backlog (in thousands)	13,400		13,400

As of December 29, 2006:
Power generation	$122,000	$812,200	$934,200
Oil refining	1,736,400	—	1,736,400
Pharmaceutical	106,000	—	106,000
Oil and gas	901,700	—	901,700
Chemical/petrochemical	1,576,800	—	1,576,800
Power plant operation and maintenance	—	117,700	117,700
Environmental	61,700	—	61,700
Other, net of eliminations	(3,100)	—	(3,100)

Total	$4,501,500	$929,900	$5,431,400

Foster Wheeler scope in backlog	$1,611,500	$916,700	$2,528,200

E&C man-hours in backlog (in thousands)	11,600		11,600

As of December 30, 2005:
Power generation	$154,600	$833,600	$988,200
Oil refining	897,200	—	897,200
Pharmaceutical	123,500	—	123,500
Oil and gas	1,148,400	—	1,148,400
Chemical/petrochemical	302,600	—	302,600
Power plant operation and maintenance	—	128,000	128,000
Environmental	88,000	—	88,000
Other, net of eliminations	16,400	—	16,400

Total	$2,730,700	$961,600	$3,692,300

Foster Wheeler scope in backlog	$1,212,400	$947,300	$2,159,700

E&C man-hours in backlog (in thousands)	9,300		9,300

Inflation

The effect of inflation on our financial results is minimal. Although a majority of our revenues are realized under long-term contracts, the selling prices of such contracts, established for deliveries in the future, generally reflect estimated costs to complete the projects in these future periods. In addition, many of our projects are reimbursable at actual cost plus a fee, while some of the fixed-price contracts provide for price adjustments through escalation clauses.

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

Revenues and profits on cost-reimbursable contracts are recorded as the services are rendered based on the estimated revenue per man-hour, including any incentives assessed as probable. We include flow-through costs consisting of materials, equipment or subcontractor services as revenue on cost-reimbursable contracts when we are responsible for the engineering specifications and procurement or procurement services for such costs.

We have numerous contracts that are in various stages of completion. Such contracts require estimates to determine the extent of revenue and profit recognition. We rely extensively on estimates to forecast quantities of labor (man-hours), materials and equipment, the costs for those quantities (including exchange rates), and the schedule to execute the scope of work including allowances for weather, labor and civil unrest. Many of these estimates cannot be based on historical data, as most contracts are unique, specifically designed facilities. In determining the revenues, we must estimate the percentage-of-completion, the likelihood that the client will pay for the work performed, and the cash to be received net of any taxes ultimately due or withheld in the country where the work is performed. Projects are reviewed on an individual basis and the estimates used are tailored to the specific circumstances. In establishing these estimates, we exercise significant judgment, and all possible risks cannot be specifically quantified.

The percentage-of-completion method requires that adjustments or re-evaluations to estimated project revenues and costs, including estimated claim recoveries, be recognized on a project-to-date cumulative basis, as changes to the estimates are identified. Revisions to project estimates are made as additional information becomes known, including information that becomes available subsequent to the date of the consolidated financial statements up through the date such consolidated financial statements are filed with the Securities and Exchange Commission. If the final estimated profit to complete a long-term contract indicates a loss, provision is made immediately for the total loss anticipated. Profits are accrued throughout the life of the project based on the percentage-of-completion. The project life cycle, including project-specific warranty commitments, can be up to approximately six years in duration.

The actual project results can be significantly different from the estimated results. When adjustments are identified near or at the end of a project, the full impact of the change in estimate is recognized as a change in the profit on the contract in that period. This can result in a material impact on our results for a single reporting period. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position, or SOP, 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” we review all of our material contracts monthly and revise our estimates as appropriate. These estimate revisions, which include both increases and decreases in estimated profit, result from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from those previously estimated, and testing of completed facilities which, in turn, eliminates or confirms completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and, therefore, tend to be earned late in a project’s life cycle. There were 38, 29 and 45 separate projects that had final estimated profit revisions exceeding $1,000 in fiscal years 2007, 2006 and 2005, respectively. These changes in final estimated profits resulted in a net increase/(decrease) to contract profit of $35,100, $(5,700) and $99,600 in fiscal years 2007, 2006 and 2005, respectively.

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

We believe the most critical assumptions within our asbestos liability estimate are the number of future mesothelioma claims to be filed against us, the number of mesothelioma claims that ultimately will require payment from us or our insurers, and the indemnity payments required to resolve those mesothelioma claims.

United States

As of December 28, 2007, we had recorded total liabilities of $403,300 comprised of an estimated liability of $165,100 relating to open (outstanding) claims being valued and an estimated liability of $238,200 relating to future unasserted claims through year-end 2022. Of the total, $72,000 is recorded in accrued expenses and $331,300 is recorded in asbestos-related liability on the consolidated balance sheet.

Since year-end 2004, we have worked with Analysis Research Planning Corporation, or ARPC, nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at year-end for the next 15 years. Based on its review of fiscal year 2007 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability be updated as of year-end 2007. Accordingly, we developed a revised estimate of our aggregate indemnity and defense costs through year-end 2022 considering the advice of ARPC. In the fourth quarter of 2007, we increased our liability for asbestos indemnity and defense costs through year-end 2022 to $403,300, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a charge of $7,400 in the fourth quarter of 2007.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type — mesothelioma, lung cancer, and non-malignancies — and the breakdown of known and future claims into disease type — mesothelioma, lung cancer or non-malignancies. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through year-end 2022, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after 2022, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after 2022. Historically, defense costs have represented approximately 28% of total defense and indemnity costs. Through December 28, 2007, cumulative indemnity costs paid, prior to insurance recoveries, were approximately $625,300 and total defense costs paid were approximately $248,400.

As of December 28, 2007, we had recorded assets of $326,200, which represents our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through year-end 2022; $47,100 of this asset is recorded within accounts and notes receivable-other, and $279,100 is recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The asbestos-related asset recorded within accounts and notes receivable-other as of December 28, 2007 reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The recorded asbestos-related insurance recovery receivable includes an estimate of recoveries from unsettled insurers in the insurance coverage litigation referred to below based upon the resolution of certain insurance coverage issues and the application of certain assumptions relating to cost allocation and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers. Such amounts have not been discounted for the time value of money.

Since year-end 2005, we have worked with Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimates including the expected timing of payments and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset as of December 28, 2007. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset as of December 28, 2007.

As of December 28, 2007, we estimated the value of our unsettled asbestos insurance asset contested by our subsidiaries’ insurers in ongoing litigation in New York state court at $27,600. The litigation relates to the amounts of insurance coverage available for asbestos-related claims and the proper allocation of the coverage among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.

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

We have considered the asbestos litigation and the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that, except for those insurers that have become insolvent for which a reserve has been provided, the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. The overall historic average combined indemnity and defense cost per resolved claim was $2.6. The average cost per resolved claim is increasing and we believe will continue to increase in the future.

As we did at year-end 2007, we plan to update our forecasts periodically to take into consideration our future experience and other considerations to update our estimate of future costs and expected insurance recoveries. The estimate of the liabilities and assets related to asbestos claims and recoveries is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainties as to the ultimate number and type of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies with asbestos claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. Increases in the number of claims filed or costs to resolve those claims could cause us to increase further the estimates of the costs associated with asbestos claims and could have a material adverse effect on our financial condition, results of operations and cash flows.

The following chart reflects the sensitivities in the 2007 consolidated financial statements associated with a change in certain estimates used in relation to the domestic asbestos-related liabilities.

Approximate Change
Changes (Increase or Decrease) in Assumption:	in Liability

One-percentage point change in the inflation rate related to the indemnity and defense costs	$24,000
Twenty-five percent change in average indemnity settlement amount	70,400
Twenty-five percent change in forecasted number of new claims	59,500

Based on the year-end 2007 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $70,400 as described above and the impact on expense would be dependent upon available additional insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge in the statement of operations in the range of approximately 70% to 80% of the increase in the liability. Long-term cash flows would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of this 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries will decline.

Our subsidiaries have been effective in managing the asbestos litigation, in part, because our subsidiaries: (1) have access to historical project documents and other business records going back more than 50 years, allowing them to defend themselves by determining if the claimants were present at the location of the alleged asbestos exposure and, if so, the timing and extent of their presence; (2) maintain good records on insurance policies and have identified and validated policies issued since 1952; and (3) have consistently and vigorously defended these claims which has resulted in dismissal of claims that are without merit or settlement of meritorious claims at amounts that are considered reasonable.

United Kingdom

As of December 28, 2007, we had recorded total liabilities of $48,500 comprised of an estimated liability relating to open (outstanding) claims of $9,000 and an estimated liability relating to future unasserted claims through year-end 2022 of $39,500. Of the total, $3,000 was recorded in accrued expenses and $45,500 was recorded in asbestos-related liability on the consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $3,000 was recorded in accounts and notes receivable-other and $45,500 was recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. Should this ruling be reversed by legislation, the asbestos liability and related asset recorded in the U.K. would be approximately $66,100.

Defined Benefit Pension and Other Postretirement Benefit Plans

We have defined benefit pension plans in the United States, the United Kingdom, France, Canada and Finland, and we have other postretirement benefit plans for health care and life insurance benefits in the United States and Canada. The U.S. plans, which are frozen to new entrants and additional benefit accruals, and the Canadian, Finnish and French plans, are non-contributory. The U.K. plan, which is closed to new entrants, is contributory. Additionally, one of our subsidiaries in the United States also has a benefit plan which provides coverage for an employee’s beneficiary upon the death of the employee. This plan has been closed to new entrants since 1988.

We adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106, and 132(R),” on December 29, 2006, the last day of fiscal year 2006. SFAS No. 158 requires us to recognize the funded status of each of our defined benefit pension and other postretirement benefit plans on the consolidated balance sheet. SFAS No. 158 also requires us to recognize any gains or losses, which are not recognized as a component of annual service cost, as a component of other comprehensive income/(loss), net of tax. Upon adoption of SFAS No. 158, we recorded net actuarial losses, prior service cost/(credits) and a net transition asset as a net charge to accumulated other comprehensive loss on the consolidated balance sheet. Please refer to Note 8 of the consolidated financial statements in this annual report on Form 10-K for more information.

The calculations of defined benefit pension and other postretirement benefit liabilities, annual service cost and cash contributions required, rely heavily on estimates about future events often extending decades into the future. We are responsible for establishing the assumptions used for the estimates, which include:

•	The discount rate used to calculate the present value of future obligations;

•	The expected long-term rate of return on plan assets;

•	The expected rate of annual salary increases;

•	The selection of the actuarial mortality tables;

•	The annual healthcare cost trend rate (only for the other postretirement benefit plans); and

•	The annual inflation rate.

We utilize our business judgment in establishing the estimates used in the calculations of our defined benefit pension and other postretirement benefit liabilities, annual service cost and cash contributions. These estimates are updated on an annual basis or more frequently upon the occurrence of significant events. The estimates can vary significantly from the actual results and we cannot provide any assurance that the estimates used to calculate the defined benefit pension and postretirement benefit liabilities included herein will approximate actual results. The volatility between the assumptions and actual results can be significant.

The following table summarizes the estimates used for our defined benefit pension plans for fiscal years 2007, 2006 and 2005:

	For the Year Ended
	December 28, 2007			December 29, 2006			December 30, 2005
	United	United		United	United		United	United
	States	Kingdom	Other	States	Kingdom	Other	States	Kingdom	Other

Weighted-average assumptions — net periodic benefit cost:
Discount rate	5.81%	5.14%	4.50%	5.45%	4.86%	4.60%	5.48%	5.44%	5.03%
Long-term rate of return	8.00%	6.94%	7.50%	8.00%	6.84%	7.50%	8.00%	7.32%	7.50%
Salary growth	N/A	3.83%	2.35%	N/A	3.84%	3.21%	N/A	3.33%	2.95%
Weighted-average assumptions — projected benefit obligations:
Discount rate	6.31%	5.72%	5.30%	5.80%	5.13%	4.69%
Salary growth	N/A	4.12%	3.47%	N/A	3.82%	3.39%

The discount rate is developed using a market-based approach that matches our projected benefit payments to a spot yield curve of high-quality corporate bonds. Changes in the discount rate from period-to-period were generally due to changes in long-term interest rates.

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

	Approximate Increase (Decrease)
		Impact on 2008
	Impact on Liabilities	Benefit Cost

U.S. Pension Plans:
One-tenth of a percentage point increase in the discount rate	$(3,602)	$(54)
One-tenth of a percentage point decrease in the discount rate	3,644	50
One-tenth of a percentage point increase in the expected return on plan assets	—	(319)
One-tenth of a percentage point decrease in the expected return on plan assets	—	319
U.K. Pension Plans:
One-tenth of a percentage point increase in the discount rate	$(15,973)	$(2,021)
One-tenth of a percentage point decrease in the discount rate	16,372	2,049
One-tenth of a percentage point increase in the expected return on plan assets	—	(725)
One-tenth of a percentage point decrease in the expected return on plan assets	—	723

As of December 28, 2007, our defined benefit pension plans had net actuarial losses of $347,600, which were recognized in accumulated other comprehensive loss on the consolidated balance sheet. The net actuarial losses reflect differences between expected and actual plan experience and changes in actuarial assumptions, all of which occurred over time. These net actuarial losses, to the extent not offset by future actuarial gains, will result in increases in our future pension costs depending on several factors, including whether such losses exceed the corridor in which losses are not amortized. The net actuarial losses outside the corridor are amortized over the expected remaining service periods of active participants for the foreign plans (11 years for the U.K. plans, 11 years for the Canadian plan and 18 years for the Finnish plan) and average life expectancy of participants for the U.S. plans (approximately 26 years) since benefits are frozen. In addition, our defined benefit pension plans had prior service costs of $33,400, which were recognized in accumulated other comprehensive loss on the consolidated balance sheet as of December 28, 2007. The prior service costs are amortized over schedules established at the date of each plan change (11 years for the U.K. plans). The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $20,400 and $1,900, respectively.

A one-tenth of a percentage point decrease or increase in the funding segment rates, used for calculating future funding requirements to the U.S. plans through 2012, would not change the respective aggregate contributions over the next five years due to the current over-funded status of the U.S. plans.

A one-tenth of a percentage point decrease in the funding interest rate, used for calculating future funding requirements to the U.K. plans through 2012, would increase aggregate contributions over the next five years by approximately $7,300, while an increase by one-tenth of a percentage point would decrease aggregate contributions by approximately $5,600.

The following table summarizes the estimates used for our other postretirement benefit plans for fiscal years 2007, 2006 and 2005:

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Weighted-average assumptions — net periodic postretirement benefit cost:
Discount rate	5.73%	5.39%	5.35%
Weighted-average assumptions — accumulated postretirement benefit obligation:
Discount rate	6.20%	5.73%

The discount rate is developed using a market-based approach that matches our projected benefit payments to a spot yield curve of high-quality corporate bonds. Changes in the discount rate from period-to-period were generally due to changes in long-term interest rates.

As of December 28, 2007, our other postretirement benefit plans had net actuarial losses of $10,900, which were recognized in accumulated other comprehensive loss on the consolidated balance sheet. The net actuarial losses outside the corridor are amortized over the average life expectancy of inactive participants (11 years) because benefits are frozen. In addition, our other postretirement benefit plans had prior service credits of $43,500, which were recognized in accumulated other comprehensive loss on the consolidated balance sheet as of December 28, 2007. The prior service credits are amortized over schedules established at the date of each plan change (9 years). The estimated net actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost over the next fiscal year are $800 and $(4,800), respectively.

Share-Based Compensation Plans

Our share-based compensation plans include both restricted awards and stock option awards. Prior to December 31, 2005, we accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, we used the intrinsic value method of accounting for our stock option awards and did not recognize compensation expense for stock options that were granted at an exercise price equal to or greater than the market price of our common stock on the date of grant. As a result, the recognition of share-based compensation expense was generally limited to the expense attributed to restricted awards. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we provided pro forma net income or loss and net earnings or loss per common share disclosures for each period prior to December 31, 2005, as if we had applied the fair value method in measuring compensation expense for our share-based compensation plans, including stock options.

Effective December 31, 2005, the first day of fiscal 2006, we adopted the fair value provisions of SFAS No. 123R using the modified prospective transition method. Under this method, we recognize share-based compensation expense for (i) all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, and (ii) all future share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Because we elected to use the modified prospective transition method, results for periods prior to fiscal year 2006 have not been restated to reflect the compensation expense for the fair value of the awards that vested prior to December 31, 2005.

Compensation cost for our share-based plans of $7,100, $16,500 and $8,900 was charged against income for fiscal years 2007, 2006 and 2005, respectively. The related income tax benefit recognized in the consolidated statement of operations was $200, $300 and $300 for fiscal years 2007, 2006 and 2005, respectively. We received $18,100, $17,600 and $1,200 in cash from option exercises under our share-based compensation plans for fiscal years 2007, 2006 and 2005, respectively.

As of December 28, 2007, there was $8,600 and $9,700 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those costs are expected to be recognized over a weighted-average period of approximately 27 months.

We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model, which incorporates assumptions regarding a number of complex and subjective variables. We then recognize the fair value of each option as compensation cost ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

•	Expected volatility — we estimate the volatility of our common share price at the date of grant using historical volatility adjusted for periods of unusual stock price activity.

•	Expected term — we estimate the expected term of options granted to our chief executive officer based on a combination of vesting schedules, contractual life of the option, past history and estimates of future exercise behavior patterns. For grants to other employees and the remaining directors, we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Topic 14: Share-Based Payment.”

•	Risk-free interest rate — we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

•	Dividends — we use an expected dividend yield of zero because we have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends.

We estimate pre-vesting forfeitures at the time of grant using a combination of historical data and demographic characteristics, and we revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards that are expected to vest.

If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R for future awards may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved in selecting the option pricing model assumptions used to estimate share-based compensation expense under SFAS No. 123R. Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair value, existing valuation models may not provide reliable measures of the fair value of our share-based compensation. Consequently, there is a risk that our estimates of the fair value of our share-based compensation awards on the grant dates may bear little resemblance to the actual value realized upon the exercise, expiration or forfeiture of those share-based payments in the future. Stock options may expire worthless or otherwise result in zero intrinsic value compared to the fair value originally estimated on the grant date and reported in the consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair value originally estimated on the grant date and reported in the consolidated financial statements.

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

Goodwill of $53,300 and intangible assets of $15,600 relate to our Global Power Group’s European operations that have experienced a number of performance related issues. Should the performance of this unit deteriorate in the future, it is possible that these amounts could become impaired requiring a write-down of the carrying values. In 2007, the evaluation indicated that no adjustment to the carrying value of goodwill or intangible assets of our Global Power Group’s European operations was required.

In 2007, we recorded a goodwill impairment charge of $2,400 based on discounted cash flows in connection with the decision to wind down the operations of one of our domestic reporting units.

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

For statutory purposes, the majority of the deferred tax assets for which a valuation allowance is provided as of December 28, 2007 do not begin to expire until 2024 or later, based on the current tax laws. We have a valuation allowance of $294,300 recorded as of December 28, 2007.

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

Our subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and numerous non-U.S. jurisdictions around the world. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by the various jurisdictions in which we operate. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in certain jurisdictions may expire without examination within the 12-month period from the balance sheet date. As a result, we expect recurring changes in unrecognized tax benefits due to the expiration of the statute of limitations, none of which are expected to be individually significant. With few exceptions, we are no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before fiscal year 2002.

A number of tax years are under audit by the relevant state, and foreign tax authorities. We anticipate that several of these audits may be concluded in the foreseeable future, including in fiscal year 2008. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the impact of this change at this time.

As a result of the adoption of FIN 48, we recognized a $4,400 reduction in the opening balance of our shareholders’ equity as of December 30, 2006. This resulted from changes in the amount of tax benefits recognized related to uncertain tax positions and the accrual of interest and penalties.

As of December 28, 2007, we had $52,200 of unrecognized tax benefits, of which $51,800 would, if recognized, affect our effective tax rate, before existing valuation allowance considerations.

We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions on our consolidated statement of operations. We recorded $2,700 in interest expense and penalties in fiscal year 2007. We had $24,200 accrued for the payment of interest and penalties as of December 28, 2007.

Accounting Developments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued a partial one-year deferral of SFAS No. 157 for nonfinancial assets and liabilities that are only subject to fair value measurement on a non-recurring basis. The standard is effective for financial assets and liabilities, as well as for any other assets and liabilities that are required to be measured at fair value on a recurring basis in financial statements, for all financial statements issued with fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other assets and liabilities that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect to elect the fair value option provided in this new standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R replaces SFAS No. 141, “Business Combinations” and changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only)

the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. Most of the provisions of SFAS No. 141R apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. We are currently assessing the impact that SFAS No. 141R may have on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160, amends the accounting and reporting standards for the noncontrolling interest in a subsidiary (often referred to as “minority interest”) and for the deconsolidation of a subsidiary. Under SFAS No. 160, the noncontrolling interest in a subsidiary is reported as equity in the parent company’s consolidated financial statements. SFAS No. 160 also requires that the parent company’s consolidated statement of operations include both the parent and noncontrolling interest share of the subsidiary’s statement of operations. Formerly, the noncontrolling interest share was shown as a reduction of income on the parent’s consolidated statement of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 is to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied; however, presentation and disclosure requirements shall be applied retrospectively for all periods presented. We are currently assessing the impact that SFAS No. 160 may have on our financial position, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(amounts in thousands of dollars)

Interest Rate Risk — We are exposed to changes in interest rates should we need to borrow under our domestic senior credit agreement (there were no such borrowings as of December 28, 2007 and, based on current operating plans and cash flow forecasts, none are expected in 2008) and, to a limited extent, under our variable rate project debt for any portion of the debt for which we have not entered into a fixed rate swap agreement. If average market rates are 100-basis points higher in the next twelve months, our interest expense for such period of time would increase, and our income before income taxes would decrease, by approximately $100. This amount has been determined by considering the impact of the hypothetical interest rates on our variable rate borrowings as of December 28, 2007 and does not reflect the impact of interest rate changes on outstanding debt held by certain of our equity interests since such debt is not consolidated on our balance sheet.

Foreign Currency Risk — We operate on a worldwide basis with substantial operations in Europe that subject us to translation risk on the Euro and British pound. As part of our policies we do not hedge translation risk exposure. All significant activities of our non-U.S. affiliates are recorded in their functional currency, which is typically the country of domicile of the affiliate. While this mitigates the potential impact of earnings fluctuations as a result of changes in foreign currency exchange rates, our affiliates do enter into transactions through the normal course of operations in currencies other than their functional currency. We seek to minimize the resulting exposure to foreign currency fluctuations by matching the revenues and expenses in the same currency for our long-term contracts.

We further mitigate these foreign currency exposures through the use of foreign currency forward exchange contracts to hedge the exposed item, such as anticipated purchases or revenues, back to their functional currency. We utilize all such financial instruments solely for hedging, and our company policy prohibits the speculative use of such instruments. However, for financial reporting purposes, these contracts are generally not accounted for as hedges. Please refer to Note 16 to the consolidated financial statements in this annual report on Form 10-K for further information. If the counterparties to these contracts fail to perform under the settlement terms of the financial instruments, we could be subject to foreign currency exposure. To minimize this risk, we enter into these financial instruments with financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies).

At December 28, 2007, our primary foreign currency forward exchange contracts are set forth below:

		Hedged Foreign	Notional Amount of	Notional Amount of
		Currency Exposure	Forward Buy Contracts	Forward Sell Contract
Currency Hedged	Functional	(in equivalent	(in equivalent	(in equivalent
(bought or sold forward)	Currency	U.S. dollars)	U.S. dollars)	U.S. dollars)

Euro	British pound	$5,328	$2,502	$2,826
	Chilean peso	387	—	387
Polish zloty	Euro	105,335	105,335	—
	U.S. dollar	720	720	—
Thai baht	British pound	1,839	1,839	—
U.S. dollar	British pound	154,357	—	154,357
	Euro	3,832	3,832	—
	Singapore dollar	211	—	211
United Arab Emirates dirham	British pound	2,307	2,307	—

	Total	$274,316	$116,535	$157,781

The notional amount provides one measure of the transaction volume outstanding as of year-end. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contracts mature between 2008 and 2010. Increases in fair value of the currencies sold forward result in losses while increases in the fair value of the currencies bought forward result in gains. The contracts have been established by various international subsidiaries to sell a variety of currencies and receive their respective functional currency or other currencies for which they have payment obligations to third-parties. Please refer to Note 16 to the consolidated financial statements in this annual report on Form 10-K for further information regarding derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Foster Wheeler Ltd. (“the Company”) and its subsidiaries at December 28, 2007 and December 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of the Company’s Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 and Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation and pension and other postretirement benefits in fiscal year 2006. As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal year 2007.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 26, 2008

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars, except per share amounts)

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Operating revenues	$5,107,243	$3,495,048	$2,199,955
Cost of operating revenues	(4,362,922)	(2,987,261)	(1,853,613)

Contract profit	744,321	507,787	346,342
Selling, general and administrative expenses	(246,237)	(225,330)	(216,691)
Other income	61,410	48,610	54,847
Other deductions	(45,540)	(45,453)	(36,529)
Interest income	35,627	15,119	8,876
Interest expense	(19,855)	(24,944)	(50,618)
Minority interest in income of consolidated affiliates	(5,577)	(4,789)	(4,382)
Net asbestos-related gains/(provision)	6,145	100,131	(113,680)
Prior domestic senior credit agreement fees and expenses	—	(14,955)	—
Loss on debt reduction initiatives	—	(12,483)	(58,346)

Income/(loss) before income taxes	530,294	343,693	(70,181)
Provision for income taxes	(136,420)	(81,709)	(39,568)

Net income/(loss)	$393,874	$261,984	$(109,749)

Earnings/(loss) per common share (see Note 1):
Basic	$2.78	$1.82	$(1.18)

Diluted	$2.72	$1.72	$(1.18)

See notes to consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)

	December 28,	December 29,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$1,048,544	$610,887
Accounts and notes receivable, net:
Trade	580,883	483,819
Other	98,708	83,497
Contracts in process	239,737	159,121
Prepaid, deferred and refundable income taxes	36,532	21,016
Other current assets	39,979	31,288

Total current assets	2,044,383	1,389,628

Land, buildings and equipment, net	337,485	302,488
Restricted cash	20,937	19,080
Notes and accounts receivable — long-term	2,941	5,395
Investments in and advances to unconsolidated affiliates	198,346	167,186
Goodwill, net	53,345	51,573
Other intangible assets, net	61,190	62,004
Asbestos-related insurance recovery receivable	324,588	350,322
Other assets	93,737	91,081
Deferred income taxes	112,036	126,792

TOTAL ASSETS	$3,248,988	$2,565,549

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments on long-term debt	$19,368	$21,477
Accounts payable	372,531	263,715
Accrued expenses	331,814	288,658
Billings in excess of costs and estimated earnings on uncompleted contracts	744,236	622,422
Income taxes payable	55,824	51,331

Total current liabilities	1,523,773	1,247,603

Long-term debt	185,978	181,492
Deferred income taxes	81,008	66,048
Pension, postretirement and other employee benefits	290,741	385,976
Asbestos-related liability	376,803	424,628
Other long-term liabilities	185,143	166,169
Minority interest	31,773	29,923
Commitments and contingencies

TOTAL LIABILITIES	2,675,219	2,501,839

Temporary Equity:
Non-vested restricted awards subject to redemption	2,728	983

TOTAL TEMPORARY EQUITY	2,728	983

Shareholders’ Equity:
Preferred shares:
$0.01 par value; authorized: December 28, 2007 — 901,943 shares and December 29, 2006 — 903,714 shares; issued and outstanding: December 28, 2007 — 1,887 shares and December 29, 2006 — 3,658 shares	—	—
Common shares:
$0.01 par value; authorized: December 28, 2007 — 296,007,011 shares and December 29, 2006 — 296,003,468 shares; issued and outstanding: December 28, 2007 - 143,877,804 shares and December 29, 2006 — 138,182,948 shares	1,439	1,382
Paid-in capital	1,385,311	1,348,800
Accumulated deficit	(554,595)	(944,113)
Accumulated other comprehensive loss	(261,114)	(343,342)

TOTAL SHAREHOLDERS’ EQUITY	571,041	62,727

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$3,248,988	$2,565,549

See notes to consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)
(in thousands of dollars, except share data)

	For the Year Ended
	December 28,		December 29,		December 30,
	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount

Preferred Shares:
Balance at beginning of year	3,658	$—	4,195	$—	75,484	$1
Preferred shares converted into common shares	(1,771)	—	(537)	—	(71,289)	(1)

Balance at end of year	1,887	$—	3,658	$—	4,195	$—

Common Shares:
Balance at beginning of year	138,182,948	$1,382	114,924,524	$1,150	81,085,796	$810
Issuance of common shares upon exercise of common share purchase warrants	1,801,798	18	16,888,556	169	949,218	10
Issuance of common shares upon equity-for-debt exchanges	—	—	2,555,800	26	23,322,890	234
Issuance of common shares upon exercise of stock options	2,976,020	30	3,046,430	30	255,890	2
Issuance of common shares related to restricted awards	686,818	7	701,614	7	34,832	2
Cancellation of common shares upon forfeiture of restricted awards	—	—	(4,952)	—	—	—
Issuance of common shares upon conversion of preferred shares	230,220	2	70,976	—	9,275,898	92

Balance at end of year	143,877,804	$1,439	138,182,948	$1,382	114,924,524	$1,150

Paid-in Capital:
Balance at beginning of year		$1,348,800		$1,186,943		$882,762
Issuance of common shares upon exercise of common share purchase warrants		8,430		75,514		4,441
Issuance of common shares upon equity-for-debt exchanges		—		58,737		296,759
Issuance of common shares upon exercise of stock options		18,046		17,565		1,198
Issuance of common shares related to restricted awards		(7)		(7)		1,229
Share-based compensation expense-stock options and restricted awards		5,350		15,491		—
Excess tax benefit related to share-based compensation		4,694		2,915		645
Reclassification of unearned compensation balance upon adoption of SFAS No. 123R		—		(8,358)		—
Issuance of common shares upon conversion of preferred shares		(2)		—		(91)

Balance at end of year		$1,385,311		$1,348,800		$1,186,943

Accumulated Deficit:
Balance at beginning of year		$(944,113)		$(1,206,097)		$(1,096,348)
Cumulative effect of adoption of FIN 48		(4,356)		—		—

Balance at beginning of year, as adjusted		(948,469)		(1,206,097)		(1,096,348)
Net income/(loss) for the year		393,874		261,984		(109,749)

Balance at end of year		$(554,595)		$(944,113)		$(1,206,097)

Accumulated Other Comprehensive Loss:
Balance at beginning of year		$(343,342)		$(314,796)		$(296,743)
Foreign currency translation adjustments		31,939		31,612		(22,928)
Net gains on derivative instruments designated as cash flow hedges (net of tax provision: 2007 — $432; 2006 — $203)		1,331		342		—
Defined benefit pension and other postretirement plans:
Minimum pension liability adjustments (net of tax provision:
2006 — $4,674; 2005 — $8,456)		—		40,087		4,875
Adjustment resulting from the adoption of SFAS No. 158 (net of tax benefit: 2006 — $54,364)		—		(100,587)		—
Net actuarial gains arising during the period (net of tax provision of $5,836)		33,032		—		—
Reclassification adjustments for amortization of prior service cost/(credit), net loss/(gain) and transition obligation/ (asset) included in net periodic benefit expense (net of tax provision of $6,799)		15,926		—		—

Balance at end of year		$(261,114)		$(343,342)		$(314,796)

Unearned Compensation:
Balance at beginning of year		$—		$(8,358)		$(16,047)
Issuance of restricted awards		—		—		(1,230)
Share-based compensation expense-restricted awards		—		—		8,919
Reclassification of unearned compensation balance upon adoption of SFAS No. 123R		—		8,358		—

Balance at end of year		$—		$—		$(8,358)

Total Shareholders’ Equity/(Deficit)		$571,041		$62,727		$(341,158)

See notes to consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
(in thousands of dollars)

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Net income/(loss)	$393,874	$261,984	$(109,749)
Foreign currency translation adjustments	31,939	31,612	(22,928)
Net gains on derivative instruments designated as cash flow hedges (net of tax provision: 2007 — $432; 2006 — $203)	1,331	342	—
Defined benefit pension and other postretirement plans:
Minimum pension liability adjustments (net of tax provision:
2006 — $4,674; 2005 — $8,456)	—	40,087	4,875
Net actuarial gains arising during the period (net of tax provision of $5,836)	33,032	—	—
Reclassification adjustments for amortization of prior service cost/(credit), net loss/(gain) and transition obligation/ (asset) included in net periodic benefit expense (net of tax provision of $6,799)	15,926	—	—

Comprehensive income/(loss)	$476,102	$334,025	$(127,802)

See notes to consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars, except share data)

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$393,874	$261,984	$(109,749)
Adjustments to reconcile net income/(loss) to cash flows from operating activities:
Depreciation and amortization	41,691	30,877	28,215
Net asbestos-related (gains)/provision	7,374	(66,603)	113,680
Loss on debt reduction initiatives	—	5,206	51,491
Prior domestic senior credit agreement fees and expenses	—	9,488	—
Share-based compensation expense-stock options and restricted awards	7,095	16,474	8,919
Excess tax benefit related to share-based compensation	(4,694)	(2,796)	—
Deferred tax provision	31,937	14,302	10,527
Interest expense on subordinated deferrable interest debentures	—	—	5,288
Gain on sale of assets	(7,657)	(1,464)	(1,582)
Equity in the net earnings of partially-owned affiliates, net of dividends	(18,897)	(7,837)	(9,303)
Other noncash items	(3,785)	(4,555)	8,021
Changes in assets and liabilities:
Increase in receivables	(83,930)	(225,158)	(7,563)
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	25,833	177,350	(15,130)
Increase/(decrease) in accounts payable and accrued expenses	123,968	39,908	(28,904)
(Decrease)/increase in income taxes payable	(7,295)	27,614	(14,756)
Net change in other assets and liabilities	(80,315)	(11,129)	11,659

Net cash provided by operating activities	425,199	263,661	50,813

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(6,319)	457	—
Change in restricted cash	(856)	8,940	46,186
Capital expenditures	(51,295)	(30,293)	(10,809)
Proceeds from sale of assets	7,567	1,914	4,853
Investments in and advances to unconsolidated affiliates	(1,382)	(6,573)	(1,067)
Return of investment from unconsolidated affiliates	6,324	—	—
Decrease in short-term investments	—	—	24,424

Net cash (used in)/provided by investing activities	(45,961)	(25,555)	63,587

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars, except share data)
(Continued)

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES
Partnership distributions to minority partners	(2,063)	(1,950)	(2,233)
Proceeds from common share purchase warrant exercises	8,448	75,683	4,451
Proceeds from stock option exercises	18,076	17,595	1,200
Excess tax benefit related to share-based compensation	4,694	2,796	—
Payment of deferred financing costs	—	(5,710)	(13,724)
Proceeds from issuance of long-term debt	15,628	2,138	371
Repayment of long-term debt and capital lease obligations	(6,598)	(90,082)	(31,516)

Net cash provided by/(used in) financing activities	38,185	470	(41,451)

Effect of exchange rate changes on cash and cash equivalents	20,234	21,642	(13,847)

INCREASE IN CASH AND CASH EQUIVALENTS	437,657	260,218	59,102
Cash and cash equivalents at beginning of year	610,887	350,669	291,567

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,048,544	$610,887	$350,669

Cash paid during the year for:
Interest (net of amount capitalized)	$13,384	$25,102	$47,295

Income taxes	$111,279	$38,611	$22,361

NON-CASH FINANCING ACTIVITIES

In April 2006, 2,555,800 common shares were exchanged for $50,000 of aggregate principal amount of 2011 senior notes. See Note 6 for information regarding the equity-for-debt exchange.

In 2005, 71,289 preferred shares were converted into 9,275,898 common shares resulting in a $1 reduction in preferred share capital, a $92 increase in common share capital and a $91 reduction in paid-in capital.

In August 2005, 11,268,928 common shares were exchanged for $65,214 of trust preferred securities. See Note 6 for information regarding the equity-for-debt exchange.

In November 2005, 12,053,962 common shares were exchanged for $150,003 of 2011 senior notes. See
Note 6 for information regarding the equity-for-debt exchange.

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

Our fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations. For domestic operations, fiscal years 2007, 2006 and 2005 included 52 weeks.

Capital Alterations — On January 8, 2008, our shareholders approved an increase in our authorized share capital at a special general meeting of common shareholders. The increase in authorized share capital was necessary in order to effect a two-for-one stock split of our common shares which was approved by our Board of Directors on November 6, 2007. The stock split was effected on January 22, 2008 in the form of a stock dividend to common shareholders of record at the close of business on January 8, 2008 in the ratio of one additional Foster Wheeler common share in respect of each common share outstanding. As a result of these capital alterations, all references to share capital, the number of shares, stock options, restricted awards, per share amounts, cash dividends, and any other reference to shares in the consolidated financial statements, unless otherwise noted, have been adjusted to reflect the stock split on a retroactive basis.

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

Revenues and profits on cost-reimbursable contracts are recorded as the services are rendered based on the estimated revenue per man-hour, including any incentives assessed as probable. We include flow-through costs consisting of materials, equipment or subcontractor services as revenue on cost-reimbursable contracts when we are responsible for the engineering specifications and procurement or procurement services for such costs.

Contracts in process are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts.

We have numerous contracts that are in various stages of completion. Such contracts require estimates to determine the extent of revenue and profit recognition. These estimates may be revised from time to time as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” we review all of our material contracts monthly and revise our estimates as appropriate. These estimate revisions, which include both increases and decreases in estimated profit, result from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from those previously estimated and testing of completed

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

facilities which, in turn, eliminates or confirms completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and, therefore, tend to be earned late in a project’s life cycle. There were 38, 29 and 45 separate projects that had final estimated profit revisions exceeding $1,000 in fiscal years 2007, 2006 and 2005, respectively. These changes in final estimated profits resulted in a net increase/(decrease) to contract profit of $35,150, $(5,670) and $99,555 in fiscal years 2007, 2006 and 2005, respectively. Please see Note 17 for further information related to changes in final estimated profits.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims in accordance with paragraph 65 of SOP 81-1, which states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. As of December 28, 2007, our consolidated financial statements assumed recovery of commercial claims of $22,200, of which $3,700 was yet to be expended. Similarly, as of December 29, 2006, our consolidated financial statements assumed recovery of commercial claims from customers of $3,900, all of which was recorded on our consolidated balance sheet.

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. We had no deferred pre-contract costs as of December 28, 2007 or December 29, 2006.

Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the corresponding service contracts.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments with original maturities of three months or less. Cash and cash equivalents of $800,036 and $490,934 were maintained by our foreign subsidiaries as of December 28, 2007 and December 29, 2006, respectively. These subsidiaries require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, a portion of these funds may not be readily available for repatriation to U.S. entities.

Trade Accounts Receivable — Trade accounts receivable represent amounts billed to customers. In accordance with terms of long-term contracts, our customers may withhold certain percentages of such billings until completion and acceptance of the work performed. Final payments of all such amounts withheld might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, are included in current assets on the consolidated balance sheet.

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

Contracts in Process and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts — Under long-term contracts, amounts recorded in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts may not be realized or paid, respectively, within a one-year period. In conformity with industry practice, however, the full amount of contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts is included in current assets and current liabilities on the consolidated balance sheet, respectively.

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method. We had inventories of $15,861 and $9,466 as of December 28, 2007 and December 29, 2006, respectively. Such amounts are recorded within other current assets on the consolidated balance sheet.

Land, Buildings and Equipment — Depreciation is computed on a straight-line basis using estimated lives ranging from 10 to 50 years for buildings and from 3 to 35 years for equipment. Expenditures for maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses, if any, are reflected in earnings.

Restricted Cash — The following table details the restricted cash held:

	December 28, 2007			December 29, 2006
	Foreign	Domestic	Total	Foreign	Domestic	Total

Held by special-purpose entities and restricted for debt service payments	$5,766	$257	$6,023	$5,236	$252	$5,488
Held to collateralize letters of credit and bank guarantees	6,800	—	6,800	5,345	—	5,345
Client funds held in escrow	6,787	1,327	8,114	7,622	625	8,247

Total	$19,353	$1,584	$20,937	$18,203	$877	$19,080

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

As of December 28, 2007 and December 29, 2006, we had goodwill of $53,345 and $51,573, respectively. The increase in goodwill of $1,772 resulted from an increase of $4,173 related to changes in foreign currency exchange rates; partially offset by a goodwill impairment charge of $2,401 related to winding down the operations of one of our domestic reporting units. All of the goodwill is related to our global power business group. In 2007, the fair value of all other reporting units exceeded the carrying amounts except for the domestic reporting unit noted above.

As described further in Note 2, in February 2007, we acquired a Finnish company that owns patented coal flow measuring technology. In conjunction with the acquisition, we recorded $1,463 of identifiable intangible assets. We had total unamortized identifiable intangible assets of $61,190 and $62,004 as of December 28, 2007 and December 29, 2006, respectively. The following table details amounts relating to those assets:

	December 28, 2007			December 29, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents	$39,375	$(21,026)	$18,349	$37,185	$(19,206)	$17,979
Trademarks	63,344	(20,503)	42,841	62,699	(18,674)	44,025

Total	$102,719	$(41,529)	$61,190	$99,884	$(37,880)	$62,004

Amortization expense related to patents and trademarks, which is recorded within cost of operating revenues on the consolidated statement of operations, totaled $3,649, $3,581 and $3,571 for fiscal years 2007, 2006 and 2005, respectively. Amortization expense is expected to approximate $3,600 each year in the next five years.

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

We do not record a provision for U.S. federal income taxes on foreign subsidiary earnings if we expect such earnings to be permanently reinvested outside the United States. Unremitted earnings of foreign subsidiaries, that have been, or are intended to be, permanently reinvested (and for which no federal income tax has been provided) aggregated $179,060 as of December 28, 2007. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits

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

We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions on our consolidated statement of operations.

Foreign Currency — The functional currency of our foreign operations is the local currency of their country of domicile. Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period-end exchange rates with the resulting translation adjustment recorded as a separate component within accumulated other comprehensive loss. Income and expense accounts and cash flows are translated at weighted-average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income and other expense, respectively. Foreign currency transaction losses for fiscal years 2007, 2006 and 2005 were as follows:

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Foreign currency transaction losses	$(2,640)	$(1,719)	$(2,705)

Foreign currency transaction losses, net of tax	$(1,716)	$(1,117)	$(1,758)

Interest Rate Risk — We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. Certain of our affiliates in which we have an equity interest also use interest rate swap contracts to manage interest rate risk associated with their limited recourse project debt. Upon entering into the swap contracts, we designate the interest rate swaps as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We assess at inception, and on an ongoing basis, whether the interest rate swaps are highly effective in offsetting changes in the cash flows of the project debt. Consequently, we record the fair value of our interest rate swap contracts in our consolidated balance sheet at each balance sheet date. Changes in the fair value of the interest rate swap contracts are recorded as a component of other comprehensive income on our consolidated statement of comprehensive income/(loss). As of December 28, 2007 and December 29, 2006, we had net gains on the swap contracts of $1,673 and $342, respectively, which were recorded net of tax of $635 and $203, respectively, and were included in accumulated other comprehensive loss on the consolidated balance sheet.

Restrictions on Shareholders’ Dividends — We have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends. Our current credit agreement contains limitations on cash dividend payments.

Earnings per Common Share — Basic and diluted earnings/(loss) per common share are computed using net income/(loss) attributable to common shareholders rather than total net income. As described further in Note 13, we completed two common share purchase warrant offer transactions in January 2006, which increased the number of common shares delivered upon the exercise of our Class A and Class B warrants during the offer period. We issued 747,896 additional common shares as a result of the warrant offers. Since the warrant holders were not necessarily common shareholders prior to the warrant offers, the issuance of the additional shares was not considered a pro rata common share dividend to common shareholders. Rather, the fair value of the additional shares was treated as a preferential distribution to a sub-set of common

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

shareholders. Accordingly, we were required to reduce net income attributable to the common shareholders by the fair value of the additional common shares when calculating earnings per common share for fiscal year 2006. The fair value of the additional shares issued was $19,445, which was determined using the common share price at the time of issuance of the shares.

Basic earnings/(loss) per common share is computed by dividing net income/(loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the reporting period, excluding non-vested restricted shares of 165,960, 659,262 and 2,222,362 as of December 28, 2007, December 29, 2006 and December 30, 2005, respectively. Restricted shares and restricted share units (collectively, “restricted awards”) are included in the weighted-average number of common shares outstanding when such shares vest.

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

In profitable periods, outstanding stock options and warrants have a dilutive effect under the treasury stock method when our average common share price for the period exceeds the assumed proceeds from the exercise of the warrant or option. The assumed proceeds include the exercise price, compensation cost, if any, for future service that has not yet been recognized in the consolidated statement of operations, and any tax benefits that would be recorded in paid-in capital when the option or warrant is exercised. Under the treasury stock method, the assumed proceeds are assumed to be used to repurchase common shares in the current period. The dilutive impact of the non-vested portion of restricted awards is determined using the treasury stock method, but the proceeds include only the unrecognized compensation cost and tax benefits as assumed proceeds. In loss periods, basic and diluted loss per common share is identical since the effect of potentially dilutive securities is antidilutive and therefore excluded from the calculations.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

The computations of basic and diluted earnings/(loss) per common share were as follows:

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Net income/(loss)	$393,874	$261,984	$(109,749)
Fair value of additional shares issued as part of warrant offers	—	(19,445)	—

Net income/(loss) attributable to common shareholders	$393,874	$242,539	$(109,749)

Basic earnings/(loss) per common share:
Net income/(loss) attributable to common shareholders	$393,874	$242,539	$(109,749)
Weighted-average number of common shares outstanding for basic earnings/(loss) per common share	141,661,046	132,996,384	93,140,176

Basic earnings/(loss) per common share	$2.78	$1.82	$(1.18)

Diluted earnings/(loss) per common share:
Net income/(loss) attributable to common shareholders	$393,874	$242,539	$(109,749)
Weighted-average number of common shares outstanding for basic earnings/(loss) per common share	141,661,046	132,996,384	93,140,176
Effect of dilutive securities:
Options to purchase common shares	1,082,254	2,997,096	—
Warrants to purchase common shares	1,790,072	3,443,376	—
Non-vested portion of restricted awards	214,850	1,781,120	—

Weighted-average number of common shares outstanding for diluted earnings/(loss) per common share	144,748,222	141,217,976	93,140,176

Diluted earnings/(loss) per common share	$2.72	$1.72	$(1.18)

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

The following table summarizes the common share equivalent of potentially dilutive securities that have been excluded from the denominator used in the calculation of diluted earnings/(loss) per common share due to their antidilutive effect:

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Common shares issuable under outstanding options not included in the computation of diluted earnings/(loss) per common share because the assumed proceeds were greater than our average common share price for the period	347,698	1,372,582	1,166,770

Common shares issuable under outstanding options not included in the computation of diluted earnings/(loss) per common share because of their antidilutive effect	—	—	5,401,250

Warrants to purchase common shares not included in the computation of diluted earnings/(loss) per common share due to their antidilutive effect	—	—	18,936,200

Non-vested portion of restricted awards not included in the computation of diluted earnings/(loss) per common share due to their antidilutive effect	—	—	3,379,458

Share-Based Compensation Plans — Our share-based compensation plans are described in Note 12. We adopted the provisions of SFAS No. 123R, “Share-Based Payment,” on December 31, 2005, the first day of fiscal year 2006, using the modified prospective transition method. Under this method, share-based compensation expense recognized in the consolidated statement of operations for fiscal years 2007 and 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We recognize compensation expense for all share-based payment awards granted after December 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Because we elected to use the modified prospective transition method, results for periods prior to fiscal year 2006 have not been restated.

Prior to the adoption of SFAS No. 123R, share-based employee compensation expense related to stock options was not recognized in the consolidated statement of operations if the exercise price of the option was at least equal to our common share price on the grant date, in accordance with the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. As a result, the recognition of share-based compensation expense was generally limited to the expense attributed to restricted awards. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we provided pro forma net income or loss and net earnings or loss per common share disclosures for each period prior to the adoption of SFAS No. 123R as if we had applied the fair value method in measuring compensation expense for all of our share-based compensation plans, including stock options. Had compensation costs for our stock-based compensation plans been accounted for using the fair value method of accounting prescribed

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

by SFAS No. 123, our net loss attributable to common shareholders and our basic and diluted loss per common share for fiscal year 2005 would have been as follows:

For the Year Ended
December 30,
2005

Net loss attributable to common shareholders — as reported	$(109,749)
Add: Total share-based employee compensation expense determined under intrinsic value based method for awards and included within reported net loss, net of $0 taxes	150
Deduct: Total share-based employee compensation expense determined under fair value based method for awards, net of taxes of $186	(6,740)

Net loss attributable to common shareholders — pro forma	$(116,339)

Loss per common share — basic and diluted:
As reported	$(1.18)

Pro forma	$(1.25)

We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions.

•	Expected volatility — we estimate the volatility of our common share price at the date of grant using historical volatility adjusted for periods of unusual stock price activity.

•	Expected term — we estimate the expected term of options granted to our chief executive officer based on a combination of vesting schedules, contractual life of the option, past history and estimates of future exercise behavior patterns as outlined in SFAS No. 123R. For grants to other employees and the remaining directors, we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Topic 14: Share-Based Payment.”

•	Risk-free interest rate — we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

•	Dividends — we use an expected dividend yield of zero because we have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends.

We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Expected volatility	44%	44%	50%
Expected term	3.5 years	4.1 years	3.1 years
Risk-free interest rate	3.63%	4.81%	4.23%
Expected dividend yield	0%	0%	0%

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

Recent Accounting Developments — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued a partial one-year deferral of SFAS No. 157 for nonfinancial assets and liabilities that are only subject to fair value measurement on a non-recurring basis. The standard is effective for financial assets and liabilities, as well as for any other assets and liabilities that are required to be measured at fair value on a recurring basis in financial statements for all financial statements issued with fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other assets and liabilities that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect to elect the fair value option provided in this new standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R replaces SFAS No. 141, “Business Combinations” and changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. Most of the provisions of SFAS No. 141R apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. We are currently assessing the impact that SFAS No. 141R may have on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160, amends the accounting and reporting standards for the noncontrolling interest in a subsidiary (often referred to as “minority interest”) and for the deconsolidation of a subsidiary. Under SFAS No. 160, the noncontrolling interest in a subsidiary is reported as equity in the parent company’s consolidated financial statements. SFAS No. 160 also requires that the parent company’s consolidated statement of operations include both the parent and noncontrolling interest share of the subsidiary’s statement of operations. Formerly, the noncontrolling interest share was shown as a reduction of income on the parent’s consolidated statement of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 is to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied; however, presentation and disclosure requirements shall be applied retrospectively for all periods presented.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

We are currently assessing the impact that SFAS No. 160 may have on our financial position, results of operations and cash flows.

2. Business Combinations

On April 7, 2006, we completed the purchase of the remaining 51% interest in MF Power, a company that was 49% owned by us prior to the acquisition. Subsequent to the acquisition, we own 100% of the equity interests of MF Power, which was renamed FW Power S.r.l. (“FW Power”). FW Power is dedicated to the development, construction and operation of electric power generating wind farm projects in Italy. In accordance with the terms of the purchase agreement, we were required to pay a purchase price of up to €16,393, of which €12,580 (approximately $15,200 at the exchange rate in effect at the time of payment) was paid at closing and the final payment of €3,440 (approximately $4,800 at the exchange rate in effect at the time of payment) was paid in September 2007 upon start of construction of the last of three wind farms being developed by FW Power as part of the purchase contract with the seller. FW Power is included within our global engineering and construction business segment.

In February 2007, we purchased the stock of a Finnish company that owns patented coal flow measuring technology. The purchase price, net of cash acquired was €1,112 (approximately $1,473 at the exchange rate in effect at the time of the acquisition). The purchase price allocation and pro forma financial information for this acquisition was not material to our consolidated financial statements. This company is included within our global power business segment.

In February 2008, we acquired all of the outstanding capital stock of a biopharmaceutical engineering company, based in Philadelphia, Pennsylvania, for an acquisition cost of $12,781 in cash, subject to certain post-closing adjustments. The acquisition agreement allows for an earnout payment of up to an additional $8,700 to be paid if certain milestones are met over the following three years. This company provides design, engineering, manufacture, installation, validation and startup/commissioning services to the life science industry. The purchase price allocation and pro forma information for this acquisition are not material to our consolidated financial statements. This company will be included within our global engineering and construction business segment.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

3. Accounts and Notes Receivable

The following table shows the components of trade accounts and notes receivable:

	December 28,	December 29,
	2007	2006

From long-term contracts:
Amounts billed due within one year	$548,290	$467,268

Billed retention:
Estimated to be due in:
2007	—	10,082
2008	16,557	1,962
2009	4,141	5,600
2010	19,749	3,481
2011	2,068	—
2012	1,000	—

Total billed retention	43,515	21,125

Total receivables from long-term contracts	591,805	488,393
Other trade accounts and notes receivable	1,476	3,274

Trade accounts and notes receivable, gross	593,281	491,667
Less: allowance for doubtful accounts	(12,398)	(7,848)

Trade accounts and notes receivable, net	$580,883	$483,819

The following table shows the components of non-trade accounts and notes receivable:

	December 28,	December 29,
	2007	2006

Asbestos insurance receivable	$50,076	$49,191
Foreign refundable value-added tax	25,071	13,804
Other	23,561	20,502

Other accounts and notes receivable	$98,708	$83,497

4. Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 28,	December 29,
	2007	2006

Land and land improvements	$25,548	$23,394
Buildings	154,753	142,931
Furniture, fixtures and equipment	541,091	490,700
Construction in progress	13,007	783

Land, buildings and equipment, gross	734,399	657,808
Less: accumulated depreciation	(396,914)	(355,320)

Land, buildings and equipment, net	$337,485	$302,488

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

4. Land, Buildings and Equipment — (Continued)

Depreciation expense for fiscal years 2007, 2006 and 2005 was $34,576, $26,191 and $23,982, respectively.

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

	December 28, 2007		December 29, 2006
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project

Balance Sheet Data:
Current assets	$294,482	$49,353	$199,606	$27,013
Other assets (primarily buildings and equipment)	656,796	146,665	536,543	156,236
Current liabilities	72,009	21,044	42,134	18,226
Other liabilities (primarily long-term debt)	576,545	81,696	470,618	88,836
Net assets	302,724	93,278	223,397	76,187

	For the Year Ended
	December 28, 2007		December 29, 2006		December 30, 2005
	Italian	Chilean	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project	Projects	Project

Income Statement Data:
Total revenues	$319,611	$70,427	$304,786	$43,462	$293,588	$39,659
Gross profit	75,549	42,234	72,070	21,198	65,419	19,725
Income before income taxes	59,402	35,391	69,096	15,012	52,646	10,031
Net earnings	45,684	30,258	41,365	16,025	46,070	7,782

Our share of equity in the net earnings of these partially-owned affiliates, which are recorded within other income on our consolidated statement of operations, totaled $36,445, $26,640 and $24,129 for fiscal years 2007, 2006 and 2005, respectively. In the third quarter of 2006, the majority owners of certain of the Italian projects sold their interests to another third-party. Prior to this sale, our share of equity in the net earnings of these projects was reported on a pretax basis in other income and the associated taxes were reported in the provision for income taxes because we and the other partners elected pass-through taxation treatment under local law. As a direct result of the ownership change arising from the sale, the subject entities are now

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

5. Equity Interests — (Continued)

precluded from electing pass-through taxation treatment. As a result, commencing in fiscal year 2006, our share of equity in the after-tax earnings of these projects is reported in other income. This change reduced other income and the provision for taxes by $5,000 and $8,600 in fiscal years 2007 and 2006, respectively.

Our investment in these equity affiliates, which is recorded within investments in and advances to unconsolidated affiliates on our consolidated balance sheet, totaled $190,887 and $150,752 as of December 28, 2007 and December 29, 2006, respectively. Distributions of $23,784, $18,149 and $18,272 were received during fiscal years 2007, 2006 and 2005, respectively.

We have guaranteed certain performance obligations of the Chilean project. We have a contingent obligation, which is measured annually based on the operating results of the Chilean project for the preceding year. We did not have a current payment obligation under this guarantee as of December 28, 2007.

We also have a guarantee that supports the obligations of our subsidiary under the Chilean project’s operations and maintenance agreement. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have ever been paid under the guarantee.

In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the Chilean project does not generate sufficient cash flows to make such payments. We are required to maintain the debt service reserve letter of credit during the term of the Chilean project’s debt, which matures in 2014. As of December 28, 2007, no amounts have ever been drawn under this letter of credit.

Under the Chilean project’s operations and maintenance agreement, our subsidiary provides services for the management, operation and maintenance of the refinery/electric power generation facility. Our annual service fees for these services were $8,309, $8,276 and $7,511 for fiscal years 2007, 2006 and 2005, respectively, and were recorded in operating revenues on our consolidated statement of operations. We had a receivable from our partially-owned affiliate in Chile of $6,168 and $3,199 recorded in trade accounts and notes receivable on our consolidated balance sheet as of December 28, 2007 and December 29, 2006, respectively.

Our share of the undistributed retained earnings of our equity investees amounted to $87,206 and $57,666 as of December 28, 2007 and December 29, 2006, respectively.

6. Equity-for-Debt Exchanges

In April 2006, we consummated an offer to exchange 2,555,800 of our common shares for $50,000 of outstanding aggregate principal amount of our 2011 senior notes. The exchange reduced the carrying value of our 2011 senior notes by $51,648, representing the aggregate principal amount plus the corresponding premium and improved our shareholders’ equity/(deficit) by $50,567. The exchange resulted in a $58,763 increase in common stock and paid-in capital, which was partially offset by an $8,196 charge to income. The pretax charge, which was substantially non-cash, related primarily to the difference between the carrying value of the 2011 senior notes, including unpaid accrued interest, and the market price of the common shares on the closing date of the exchange.

In November 2005, we completed an offer to exchange 12,053,962 of our common shares for $150,003 of outstanding aggregate principal amount of our 2011 senior notes. The exchange reduced the carrying value of our 2011 senior notes by $155,299, representing the aggregate principal amount plus the corresponding premium associated with the exchanged notes, and improved our shareholders’ equity/(deficit) by $151,076. The exchange resulted in a $167,909 increase in common stock and paid-in capital, which was partially offset by a $16,833 charge to income. The pretax charge, which was substantially non-cash, related primarily to the difference between the carrying value of the 2011 senior notes, including unpaid accrued interest, and the market price of the common shares on the closing date of the exchange. Concurrent with the exchange offer,

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

6. Equity-for-Debt Exchanges — (Continued)

we also solicited consents from holders of the outstanding 2011 senior notes to amend the governing indenture to eliminate substantially all of the restrictive operating and financial covenants and certain events of default contained therein.

In August 2005, we completed an offer to exchange our common shares for a portion of our trust preferred securities. Trust preferred securities of 2,608,548 were tendered as part of the exchange, resulting in the issuance of 11,268,928 common shares. The exchange reduced the aggregate liquidation amount of our existing trust preferred securities by $65,214, reduced the amount of deferred accrued interest by $26,052 and improved our shareholders’ equity/(deficit) by $87,571. The exchange resulted in an increase to common stock and paid-in capital totaling $129,084, which was partially offset by a $41,513 charge to income. The pretax charge, which was substantially non-cash, related primarily to the difference between the carrying value of the trust preferred securities, including deferred accrued interest, and the market price of the common shares on the closing date of the exchange.

7. Long-term Debt

The following table shows the components of our long-term debt:

	December 28, 2007			December 29, 2006
	Current	Long-term	Total	Current	Long-term	Total

Capital Lease Obligations	$1,318	$67,095	$68,413	$1,537	$65,319	$66,856
Special-Purpose Limited Recourse Project Debt:
Camden County Energy Recovery Associates	9,648	31,779	41,427	9,360	41,427	50,787
FW Power	—	45,041	45,041	4,881	24,862	29,743
Energia Holdings, LLC	4,144	21,101	25,245	3,613	25,245	28,858
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	18	19	37	16	37	53
1999C Bonds at 7.25% interest, due October 15, 2024	—	20,491	20,491	—	20,491	20,491
1999D Accretion Bonds at 7% interest, due October 15, 2009	—	286	286	—	267	267
Intermediate Term Loans in China at 7.02% interest	4,107	—	4,107	—	3,844	3,844
Convertible Subordinated Notes at 6.50% interest, due June 1, 2007	—	—	—	2,070	—	2,070
Other	133	166	299	—	—	—

Total	$19,368	$185,978	$205,346	$21,477	$181,492	$202,969

Domestic Senior Credit Agreement — In October 2006, we executed a five-year domestic senior credit agreement to be used for our domestic and foreign operations. In May 2007, we executed an amendment to our domestic senior credit agreement to increase the facility by $100,000 to $450,000, to reduce the pricing on a portion of the letters of credit issued under the facility and to restore a provision which permits future incremental increases of up to $100,000 in total availability under the facility. We can issue up to $450,000 under the letter of credit facility. A portion of the letters of credit issued under the domestic senior credit

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7. Long-term Debt — (Continued)

agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in the credit rating of the domestic senior credit agreement as reported by Moody’s Investors Service and/or Standard & Poor’s (“S&P”). We also have the option to use up to $100,000 of the $450,000 for revolving borrowings at a rate equal to adjusted LIBOR plus 1.50%, subject also to the performance pricing noted above. As a result of the improvement in our S&P credit rating in March 2007, we have achieved the lowest possible pricing under the performance pricing provisions of our domestic senior credit agreement.

We paid $5,710 in fees and expenses in conjunction with the execution of our domestic senior credit agreement in the fourth quarter of 2006. Such fees and expenses are being amortized to expense over the five-year term of the agreement, commencing in the fourth quarter of 2006.

The assets and/or stock of certain of our domestic and foreign subsidiaries collateralize our obligations under our domestic senior credit agreement. Our domestic senior credit agreement contains various customary restrictive covenants that generally limit our ability to, among other things, incur additional indebtedness or guarantees, create liens or other encumbrances on property, sell or transfer certain property and thereafter rent or lease such property for substantially the same purposes as the property sold or transferred, enter into a merger or similar transaction, make investments, declare dividends or make other restricted payments, enter into agreements with affiliates that are not on an arms’ length basis, enter into any agreement that limits our ability to create liens or the ability of a subsidiary to pay dividends, engage in any new lines of business, with respect to Foster Wheeler Ltd., change Foster Wheeler Ltd.’s fiscal year or, with respect to Foster Wheeler Ltd. and one of our holding company subsidiaries, directly acquire ownership of the operating assets used to conduct any business.

In addition, our domestic senior credit agreement contains financial covenants requiring us not to exceed a total leverage ratio, which compares total indebtedness to EBITDA, and to maintain a minimum interest coverage ratio, which compares EBITDA to interest expense. All such terms are defined in our domestic senior credit agreement. The agreement also limits the aggregate amount of capital expenditures in any single fiscal year to $40,000, subject to certain exceptions. We must be in compliance with the total leverage ratio at all times, while the interest coverage ratio is measured quarterly. We are in compliance with all financial covenants and other provisions of our domestic senior credit agreement.

We had $245,765 and $189,036 of letters of credit outstanding under this agreement as of December 28, 2007 and December 29, 2006, respectively. The letter of credit fees currently range from 1.50% to 1.60% of the outstanding amount, excluding a fronting fee of 0.125% per annum. There were no funded borrowings under this agreement as of December 28, 2007 or December 29, 2006.

Prior Domestic Senior Credit Agreement — In March 2005, we entered into a five-year $250,000 senior credit agreement to be used for our domestic and foreign operations. We voluntarily replaced this senior credit agreement in October 2006. In fiscal year 2006, we recorded a charge of $14,955 in connection with the termination of this agreement.

Capital Lease Obligations — We have entered into a series of capital lease obligations, primarily for office buildings. Assets under capital lease obligations are summarized as follows:

	December 28,	December 29,
	2007	2006

Buildings and improvements	$48,565	$45,650
Less: accumulated amortization	(11,462)	(9,272)

Net assets under capital lease obligations	$37,103	$36,378

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7. Long-term Debt — (Continued)

The following are the minimum lease payments to be made in each of the years indicated for our capital lease obligations as of December 28, 2007:

Fiscal year:
2008	$8,564
2009	8,657
2010	8,403
2011	8,751
2012	8,174
Thereafter	102,393
Less: interest	(76,529)

Net minimum lease payments under capital lease obligations	68,413
Less: current portion of net minimum lease payments	(1,318)

Long-term portion of net minimum lease payments	$67,095

Special-Purpose Limited Recourse Project Debt — Special-purpose limited recourse project debt represents debt incurred to finance the construction of cogeneration facilities, waste-to-energy or wind farm projects in which we are a majority-owner. Certain assets of each project collateralize the notes and/or bonds. Our obligations with respect to this debt are limited to contributing project equity during the construction phase of the projects and the guarantee of the operating performance of our Chilean project.

The Camden County Energy Recovery Associates debt represents Solid Waste Disposal and Resource Recovery System Revenue Bonds. The bonds bear interest at 7.5%, due annually December 1, 2004 through 2010, and mature on December 1, 2010. The bonds are collateralized by a pledge of certain revenues and assets of the project, but not the plant. The waste-to-energy project is located in New Jersey.

As a result of the purchase of the remaining 51% interest of FW Power consummated on April 7, 2006, we now consolidate the special-purpose limited recourse project debt of FW Power, which is the owner of certain electric power generating wind farms in Italy. See Note 2 for further information regarding the FW Power acquisition. Upon acquisition, FW Power had project financing for its Vallesaccarda wind farm project under a base facility and a value-added tax (“VAT”) facility. The base facility had a variable interest rate based upon the 6-month Euribor plus 1.5% and was repayable semi-annually based upon a pre-defined payment schedule through June 30, 2015. The VAT facility had a variable interest rate based upon the 6-month Euribor plus 0.9% and was repayable semi-annually based upon actual VAT received during commercial operation through December 31, 2010.

In December 2007, FW Power refinanced the base and VAT facilities related to the Vallesaccarda wind farm project with new base and VAT facilities, and also secured new base and VAT facilities for its Scampitella wind farm project. The base facilities bear interest at variable rates based upon 6-month Euribor plus a spread varying from 0.8% to 1.1% throughout the life of the debt and are repayable semi-annually based upon a pre-defined payment schedule through December 31, 2019. The VAT facilities bear interest at 0.5% and are repayable semi-annually based upon actual VAT received during commercial operation through June 30, 2010 and December 31, 2013 for the Vallesaccarda and Scampitella wind farms, respectively.

The debt is collateralized by certain revenues and assets of FW Power. Our total borrowing capacity under the FW Power credit facilities is €75,350 (approximately $110,950 at the exchange rate as of December 28, 2007).

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7. Long-term Debt — (Continued)

We have executed interest rate swap contracts that effectively convert approximately 75% of the base facilities to a weighted-average fixed interest rate of 4.47%. The swap contracts are in place through the life of the facilities. See Note 1, “Summary of Significant Accounting Policies — Interest Rate Risk,” for our accounting policy related to these interest rate swap contracts. The interest rates on the VAT facilities and the portion of the base facilities not subject to the interest rate swap contracts were 5.2% and 5.6%, respectively, as of December 28, 2007.

The Energia Holdings, LLC debt bears interest at 11.443%, due annually April 15, 2004 through 2015, and matures on April 15, 2015. The notes are collateralized by certain revenues and assets of a special-purpose subsidiary, which is the indirect owner of our refinery/electric power generation project in Chile.

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

Intermediate Term Loans in China at 7.02% interest (“intermediate term loans”) — In 2005, one of our Chinese subsidiaries, which is 52% owned by us and which we consolidate into our financial statements, entered into two intermediate term loans. The intermediate term loans bear interest at 7.02% and are due to be repaid in 2008.

Convertible Subordinated Notes at 6.50% interest, due June 1, 2007 (“convertible notes”) — In 2001, we issued convertible notes having an aggregate principal amount of $210,000. In September 2004, we completed an offer to exchange common shares and preferred shares for $206,930 of convertible notes. In June 2006, we executed an open market purchase of $1,000 of outstanding aggregate principal amount of convertible notes. We repaid the remaining $2,070 of convertible notes at the scheduled maturity date of June 1, 2007.

Interest Costs — Interest costs incurred in fiscal years 2007, 2006, and 2005 were $18,603, $24,944 and $50,618, respectively.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7. Long-term Debt — (Continued)

Aggregate Maturities — Aggregate principal repayments and sinking fund requirements of long-term debt, excluding payments on capital lease obligations, over the next five years are as follows:

	Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total

Special-Purpose Limited Recourse Project Debt:
Camden County Energy Recovery Associates	$9,648	$9,914	$21,865	$—	$—	$—	$41,427
FW Power	—	4,795	5,273	5,257	5,683	24,033	45,041
Energia Holdings, LLC	4,144	4,675	3,188	2,019	1,913	9,306	25,245
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	18	19	—	—	—	—	37
1999C Bonds at 7.25% interest, due October 15, 2024	—	—	—	—	—	20,491	20,491
1999D Accretion Bonds at 7% interest, due October 15, 2009	—	286	—	—	—	—	286
Intermediate Term Loans in China at 7.02% interest	4,107	—	—	—	—	—	4,107
Other	133	133	33	—	—	—	299

Total	$18,050	$19,822	$30,359	$7,276	$7,596	$53,830	$136,933

8. Pensions and Other Postretirement Benefits

We have defined benefit pension plans in the United States, the United Kingdom, France, Canada and Finland, and we have other postretirement benefit plans for health care and life insurance benefits in the United States and Canada. We also have defined contribution plans in the United States and the United Kingdom. Finally, we have certain other benefit plans including government mandated postretirement programs.

We adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106, and 132(R),” on December 29, 2006, the last day of fiscal year 2006. SFAS No. 158 requires us to recognize the funded status of each of our defined benefit pension and other postretirement benefit plans on our consolidated balance sheet. SFAS No. 158 also requires us to recognize any gains or losses, which are not recognized as a component of annual service cost, as a component of other comprehensive income/(loss), net of tax. Upon adoption of SFAS No. 158, we recorded net actuarial losses, prior service cost/(credits) and a net transition asset as a net change to accumulated other comprehensive loss on the consolidated balance sheet.

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

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8. Pensions and Other Postretirement Benefits — (Continued)

Defined benefit pension obligations and funded status:

	For the Year Ended December 28, 2007				For the Year Ended December 29, 2006
	United	United			United	United
	States	Kingdom	Other	Total	States	Kingdom	Other	Total

Change in projected benefit obligations:
Projected benefit obligations at beginning of year	$336,496	$876,686	$34,175	$1,247,357	$349,993	$710,877	$35,350	$1,096,220
Service cost	—	14,073	620	14,693	—	15,590	951	16,541
Interest cost	19,031	45,348	1,671	66,050	18,578	36,079	1,684	56,341
Plan participants’ contributions	—	8,123	—	8,123	—	7,518	—	7,518
Plan amendments	—	—	—	—	—	33,600	—	33,600
Actuarial loss/(gain)	(5,690)	(19,912)	344	(25,258)	(9,697)	504	(1,621)	(10,814)
Benefits paid	(23,026)	(36,507)	(3,307)	(62,840)	(22,378)	(26,805)	(2,916)	(52,099)
Special termination benefits/other	—	(1,213)	—	(1,213)	—	(2,147)	(52)	(2,199)
Foreign currency exchange rate changes	—	16,937	5,777	22,714	—	101,470	779	102,249

Projected benefit obligations at end of year	326,811	903,535	39,280	1,269,626	336,496	876,686	34,175	1,247,357

Change in plan assets:
Fair value of plan assets at beginning of year	283,857	673,131	22,061	979,049	246,490	544,761	20,921	812,172
Actual return on plan assets	24,384	47,760	(20)	72,124	32,250	47,751	2,326	82,327
Employer contributions	45,023	32,404	2,857	80,284	27,495	25,699	1,833	55,027
Plan participants’ contributions	—	8,123	—	8,123	—	7,518	—	7,518
Benefits paid	(23,026)	(36,507)	(3,307)	(62,840)	(22,378)	(26,805)	(2,916)	(52,099)
Other	—	(1,212)	—	(1,212)	—	(3,631)	—	(3,631)
Foreign currency exchange rate changes	—	12,929	4,096	17,025	—	77,838	(103)	77,735

Fair value of plan assets at end of year	330,238	736,628	25,687	1,092,553	283,857	673,131	22,061	979,049

Funded status at end of year	$3,427	$(166,907)	$(13,593)	$(177,073)	$(52,639)	$(203,555)	$(12,114)	$(268,308)

We recognized the funded status of our defined benefit pension plans on our consolidated balance sheet as part of:

	December 28,	December 29,
	2007	2006

Other assets	$3,839	$—
Current liabilities	(730)	(764)
Non-current liabilities	(180,182)	(267,544)

Funded status at end of year	$(177,073)	$(268,308)

We recognized the following amounts in accumulated other comprehensive loss:

	December 28,	December 29,
	2007	2006

Net actuarial loss	$347,580	$394,390
Prior service cost	33,417	38,631
Net transition asset	(112)	(85)

Total	$380,885	$432,936

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8. Pensions and Other Postretirement Benefits — (Continued)

The estimated net actuarial loss, prior service cost and net transition asset that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $20,423, $1,890 and $37, respectively.

Accumulated benefit obligation:

The aggregated accumulated benefit obligation of our defined benefit pension plans was $1,093,005 and $1,134,254 at December 28, 2007 and December 29, 2006, respectively.

Information for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	December 28,	December 29,
	2007(1)	2006

Projected benefit obligation	$934,211	$1,238,840
Accumulated benefit obligation	761,967	1,130,135
Fair value of plan assets	749,912	968,524

(1)	Information for the U.S. plans as of December 28, 2007 has not been included since plan assets exceed the accumulated benefit obligation.

Components of net periodic benefit cost and other changes recognized in other comprehensive income/(loss):

	For the Year Ended				For the Year Ended				For the Year Ended
	December 28, 2007				December 29, 2006				December 30, 2005
	United States	United Kingdom	Other	Total	United States	United Kingdom	Other	Total	United States	United Kingdom	Other	Total

Net periodic benefit cost:
Service cost	$—	$14,073	$620	$14,693	$—	$15,590	$951	$16,541	$—	$16,274	$1,040	$17,314
Interest cost	19,031	45,348	1,671	66,050	18,578	36,079	1,684	56,341	18,579	31,953	1,856	52,388
Expected return on plan assets	(22,064)	(48,200)	(1,762)	(72,026)	(18,125)	(40,100)	(1,563)	(59,788)	(16,920)	(35,269)	(1,412)	(53,601)
Amortization of transition (asset)/ obligation	—	(66)	93	27	—	(64)	87	23	—	(69)	82	13
Amortization of prior service cost	—	5,195	19	5,214	—	4,941	17	4,958	—	1,677	16	1,693
Amortization of net actuarial loss	3,285	17,530	479	21,294	4,262	17,239	912	22,413	4,191	14,522	538	19,251

SFAS No. 87 net periodic benefit cost	252	33,880	1,120	35,252	4,715	33,685	2,088	40,488	5,850	29,088	2,120	37,058
SFAS No. 88 cost*	—	—	—	—	—	276	21	297	56	—	(346)	(290)

Total net periodic benefit cost	$252	$33,880	$1,120	$35,252	$4,715	$33,961	$2,109	$40,785	$5,906	$29,088	$1,774	$36,768

Changes recognized in other comprehensive income/(loss):
Net actuarial (gain)/loss	$(8,008)	$(19,435)	$1,927	$(25,516)	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of transition asset/ (obligation)	—	66	(93)	(27)	—	—	—	—	—	—	—	—
Amortization of prior service cost	—	(5,195)	(19)	(5,214)	—	—	—	—	—	—	—	—
Amortization of net actuarial loss	(3,285)	(17,530)	(479)	(21,294)	—	—	—	—	—	—	—	—

Total income recognized in other comprehensive income/(loss)	$(11,293)	$(42,094)	$1,336	$(52,051)	$—	$—	$—	$—	$—	$—	$—	$—

Weighted-average assumptions-
net periodic benefit cost:
Discount rate	5.81%	5.14%	4.50%		5.45%	4.86%	4.60%		5.48%	5.44%	5.03%
Long-term rate of return	8.00%	6.94%	7.50%		8.00%	6.84%	7.50%		8.00%	7.32%	7.50%
Salary growth	N/A	3.83%	2.35%		N/A	3.84%	3.21%		N/A	3.33%	2.95%
Weighted-average assumptions-
projected benefit obligations:
Discount rate	6.31%	5.72%	5.30%		5.80%	5.13%	4.69%
Salary growth	N/A	4.12%	3.47%		N/A	3.82%	3.39%

*	Charges were recorded in accordance with the provisions of SFAS No. 88, “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” related to the settlement of obligations to former employees in the United Kingdom and Canada of $297 in 2006; and the settlement of obligations to former employees in Finland and to former executives under the Supplemental Executive Retirement Plan (“SERP”) of $(290) in 2005.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8. Pensions and Other Postretirement Benefits — (Continued)

Investment policy:

Each of our defined benefit pension plans in the United States, United Kingdom and Canada is governed by a written investment policy. The pension plans in Finland and France have no plan assets.

The investment policy of the U.S. plans allocates assets in accordance with the policy guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The target allocation is 72.5% equities and 27.5% fixed-income securities. The minimum and maximum allocations are: 62.5% to 77.5% equities, 22.5% to 32.5% bonds and 0% to 5% cash. We are continually reviewing the investment policy to ensure that the investment strategy is aligned with plan liabilities and projected plan benefit payments.

The investment policy of the U.K. plans is designed to respond to changes in funding levels. The bond and equity allocations currently range from 40% bonds and 60% equities to 50% bonds and 50% equities, depending on the funding level.

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

	For the Year Ended
	December 28,	December 29,
	2007	2006

Asset allocation by plan:
United States:
Equities	70%	71%
Fixed-income securities	30%	29%

Total	100%	100%

United Kingdom:
Equities	59%	61%
Fixed-income securities	41%	36%
Other	0%	3%

Total	100%	100%

Canada:
Equities	49%	51%
Fixed-income securities	44%	43%
Other	7%	6%

Total	100%	100%

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8. Pensions and Other Postretirement Benefits — (Continued)

Contributions:

We do not expect to be required to make any mandatory contributions to our U.S. pension plans in fiscal year 2008. We expect to contribute a total of approximately $33,400 to our foreign pension plans in fiscal year 2008.

Estimated future benefit payments:

We expect to make the following benefit payments from our defined benefit pension plans:

		United
	United States	Kingdom	Other	Total

2008	$22,851	$30,502	$3,583	$56,936
2009	23,003	32,423	3,358	58,784
2010	23,149	33,016	3,971	60,136
2011	23,308	34,998	3,959	62,265
2012	23,703	40,577	3,083	67,363
2013-2017	121,581	208,229	17,898	347,708

Other Postretirement Benefit Plans — Certain employees in the United States and Canada may become eligible for health care and life insurance benefits (“other postretirement benefits”) if they qualify for and commence normal or early retirement pension benefits as defined in the pension plan while working for us. Certain benefits are provided through insurance companies.

Additionally, one of our subsidiaries in the United States also has a benefit plan, referred to as the Survivor Income Plan (“SIP”), which provides coverage for an employee’s beneficiary upon the death of the employee. This plan, which is accounted for under SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” has been closed to new entrants since 1988. Total liabilities under the SIP, which were $14,948 and $16,383 as of December 28, 2007 and December 29, 2006, respectively, are reflected in the other postretirement benefit obligation and funded status information below because the obligation is measured using the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” as amended by SFAS No. 158. The benefit assets of the SIP, which reflect the cash surrender value of insurance polices purchased to cover obligations under the SIP, totaled $5,302 and $5,135 as of December 28, 2007 and December 29, 2006, respectively. The benefit assets are recorded in other assets on the consolidated balance sheet and are not reflected in the other postretirement benefit obligation and funded status information below.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8. Pensions and Other Postretirement Benefits — (Continued)

Other postretirement benefit obligation and funded status:

	For the Year Ended
	December 28,	December 29,
	2007	2006

Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$96,847	$101,215
Service cost	139	157
Interest cost	4,765	5,334
Plan participants’ contributions	2,727	2,868
Actuarial (gain)/loss	(13,354)	(1,943)
Benefits paid	(12,176)	(11,755)
Medicare Part D reimbursement	1,052	993
Other	—	(24)
Foreign currency exchange rate changes	160	2

Accumulated postretirement benefit obligation at end of year	80,160	96,847

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Plan participants’ contributions	2,727	2,868
Employer contributions	8,397	7,894
Medicare Part D reimbursement	1,052	993
Benefits paid	(12,176)	(11,755)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(80,160)	$(96,847)

We recognized the funded status of our other postretirement benefit plans on our consolidated balance sheet as part of:

	December 28,	December 29,
	2007	2006

Current liabilities	$(7,412)	$(8,416)
Non-current liabilities	(72,748)	(88,431)

Funded status at end of year	$(80,160)	$(96,847)

We recognized the following amounts in accumulated other comprehensive loss:

	December 28,	December 29,
	2007	2006

Net actuarial loss	$10,949	$25,253
Prior service credit	(43,547)	(48,309)

Total	$(32,598)	$(23,056)

The estimated net actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost over the next fiscal year are $792 and $(4,762), respectively.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8. Pensions and Other Postretirement Benefits — (Continued)

Components of net periodic postretirement benefit cost and other changes recognized in other comprehensive income/(loss):

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Net periodic postretirement benefit cost:
Service cost	$139	$157	$205
Interest cost	4,765	5,334	5,341
Amortization of prior service credit	(4,762)	(4,761)	(4,760)
Amortization of net actuarial loss	952	2,049	1,972

Net periodic postretirement benefit cost	$1,094	$2,779	$2,758

Changes recognized in other comprehensive income/(loss):
Net actuarial gain	$(13,352)	$—	$—
Amortization of prior service credit	4,762
Amortization of net actuarial loss	(952)	—	—

Total loss recognized in other comprehensive income/(loss)	$(9,542)	$—	$—

Weighted-average assumptions-
net periodic postretirement benefit cost:
Discount rate	5.73%	5.39%	5.35%
Weighted-average assumptions-accumulated postretirement benefit obligation:
Discount rate	6.20%	5.73%

	Pre-Medicare	Medicare
	Eligible	Eligible

Health-care cost trend:
2007	15.00%	15.00%
2008	7.50%	9.00%
Decline to 2016	5.00%	5.00%

Assumed health-care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$201	$(174)
Effect on accumulated postretirement benefit obligation	$3,379	$(2,918)

Contributions:

We expect to contribute a total of approximately $7,611 to our other postretirement benefit plans in fiscal year 2008, net of a health care cost subsidy.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8. Pensions and Other Postretirement Benefits — (Continued)

Estimated future other postretirement benefit payments:

We expect to make the following other postretirement benefit payments:

			Postretirement
	Postretirement	Health Care	Benefits,
	Benefits	Subsidy	Net of Subsidy

2008	$9,022	$1,411	$7,611
2009	9,074	1,523	7,551
2010	9,001	1,633	7,368
2011	8,868	1,749	7,119
2012	8,641	1,870	6,771
2013-2017	40,480	10,359	30,121

Defined Contribution Plans — Our U.S. subsidiaries have a 401(k) plan for salaried employees. We contribute a 100% match of the first 3% and a 50% match of the next 3% of base pay of employee contributions, subject to the annual Internal Revenue Code limit. The 401(k) plan also has a provision for a discretionary employer contribution, equal to 50% of the second 3% of an employee’s contribution or a maximum of 1.5% of base salary. This discretionary employer contribution is tied to meeting our performance targets for an entire calendar year and having the contribution approved by our Board of Directors. In fiscal years 2007 and 2006, our U.S. subsidiaries paid the discretionary employer contribution to the 401(k) plan. In total, our U.S. subsidiaries contributed $5,570, $4,325 and $2,813 to the 401(k) plan in fiscal years 2007, 2006 and 2005, respectively. In fiscal year 2008, our U.S. subsidiaries will also have a Roth 401(k) plan for salaried employees. Also in fiscal year 2008, we will change our employer contribution match. We will contribute a 100% match of employee contributions on the first 6% of eligible base pay, subject to the annual limit on eligible earnings under the Internal Revenue Code. The discretionary match that had been in place, which depended on meeting our performance targets and required annual approval by our Board of Directors, will be discontinued.

Effective April 1, 2003, our U.K. subsidiaries commenced a defined contribution plan for salaried employees. Under the defined contribution plan, amounts are credited as a percentage of earnings which percentage can be increased within prescribed limits after five years of membership in the fund if matched by the employee. At termination (up to two years’ service only), an employee may receive the balance in the account. Otherwise at termination or at retirement, an employee receives an annuity or a combination of lump-sum and annuity. Our U.K. subsidiaries contributed $2,561, $1,179 and $479 in fiscal years 2007, 2006 and 2005, respectively, to the defined contribution plan.

Other Benefits — Certain of our foreign subsidiaries participate in government-mandated indemnity and postretirement programs for their employees. Liabilities of $37,811 and $30,001 were recorded within pension, postretirement and other employee benefits on the consolidated balance sheet at December 28, 2007 and December 29, 2006, respectively, related to such benefits.

9. Guarantees and Warranties

We have agreed to indemnify certain third-parties relating to businesses and/or assets that we previously owned and sold to such third-parties. Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by us prior to the sale of such businesses and/or assets. It is not possible to predict the maximum potential amount of future payments under these or similar indemnifications due to the conditional nature of the obligations and the unique facts and circumstances involved in each particular indemnification.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

9. Guarantees and Warranties — (Continued)

	Maximum	Carrying Amount of Liability
	Potential	December 28,	December 29,
	Payment	2007	2006

Environmental indemnifications	No limit	$6,900	$7,300
Tax indemnifications	No limit	$—	$—

We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Balance at beginning of year	$69,900	$63,200	$94,500
Accruals	35,800	27,600	24,800
Settlements	(5,700)	(18,600)	(12,600)
Adjustments to provisions	(12,200)	(2,300)	(43,500)

Balance at end of year	$87,800	$69,900	$63,200

We are contingently liable for performance under standby letters of credit, bank guarantees and surety bonds totaling $818,600 and $646,700 as of December 28, 2007 and December 29, 2006, respectively. These balances include the standby letters of credit issued under the domestic senior credit agreement discussed in Note 7 and from other facilities worldwide. Based upon past experience, no material claims have been made against these financial guarantees.

We have also guaranteed certain performance obligations in a Chilean refinery/electric power generation project in which we hold a noncontrolling equity interest. See Note 5 for further information.

10. Financial Instruments and Risk Management

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Cash, Cash Equivalents and Restricted Cash — The carrying value of our cash, cash equivalents and restricted cash approximates fair value because of the short-term maturity of these instruments.

Long-term Debt — We estimate the fair value of our long-term debt (including current installments) based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.

Foreign Currency Forward Contracts — We estimate the fair value of foreign currency forward contracts (which are used solely for hedging purposes) by obtaining quotes from financial institutions.

Interest Rate Swaps — We estimate the fair value of our interest rate swaps based on quotes obtained from financial institutions.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

10. Financial Instruments and Risk Management — (Continued)

Carrying Amounts and Fair Values — The estimated fair values of our financial instruments are as follows:

	December 28, 2007		December 29, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Non-derivatives:
Cash and cash equivalents	$1,048,544	$1,048,544	$610,887	$610,887
Restricted cash	20,937	20,937	19,080	19,080
Long-term debt	(205,346)	(224,416)	(202,969)	(220,529)
Derivatives:
Foreign currency forward exchange contracts	4,419	4,419	4,095	4,095
Interest rate swaps	2,308	2,308	545	545

As of December 28, 2007, we had $274,316 of foreign currency forward exchange contracts outstanding. These foreign currency forward exchange contracts mature between 2008 and 2010. The contracts have been established by our various international subsidiaries to sell a variety of currencies and receive their respective functional currencies or other currencies for which they have payment obligations to third-parties.

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents and trade receivables. We place our cash equivalents with financial institutions and we limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base and their dispersion across different business and geographic areas. As of December 28, 2007 and December 29, 2006, we had no significant concentrations of credit risk.

11. Preferred Shares

We issued 599,944 preferred shares in connection with our 2004 equity-for-debt exchange. There were 1,887 preferred shares outstanding as of December 28, 2007. Each preferred share is convertible at the holder’s option into 130 common shares or up to approximately 246,310 additional common shares if all outstanding preferred shares were converted.

The preferred shareholders have no voting rights except in certain limited circumstances. The preferred shares have the right to receive dividends and other distributions, including liquidating distributions, on an as-converted basis when and if declared and paid on the common shares. The preferred shares have a $0.01 liquidation preference per share.

12. Share-Based Compensation Plans

Our share-based compensation plans include both restricted awards and stock option awards. Compensation cost for our share-based plans of $7,095, $16,474, and $8,919 was charged against income for fiscal years 2007, 2006 and 2005, respectively. The related income tax benefit recognized in the consolidated statement of operations was $246, $323, and $348 for fiscal years 2007, 2006 and 2005, respectively. We received $18,076, $17,595 and $1,200 in cash from option exercises under our share-based compensation plans for fiscal years 2007, 2006 and 2005, respectively.

Omnibus Incentive Plan:

On May 9, 2006, our shareholders approved the Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan allows for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-contingent shares, performance-contingent units, cash-based awards and other equity-

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

12. Share-Based Compensation Plans — (Continued)

based awards to our employees, non-employee directors and third-party service providers. The Omnibus Plan effectively replaces our prior share-based compensation plans, and no further options or equity-based awards will be granted under any of the prior share-based compensation plans. The maximum number of shares as to which stock options and restricted stock awards may be granted under the Omnibus Plan is 9,560,000 shares, plus shares that become available for issuance pursuant to the terms of the awards previously granted under the prior compensation plans and outstanding as of May 9, 2006 and only if those awards expire, terminate or are otherwise forfeited before being exercised or settled in full (but not to exceed 10,000,000 shares). Shares awarded pursuant to the Omnibus Plan will be issued out of our authorized but unissued common shares.

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

Prior Share-Based Compensation Plans:

In September 2004, our Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which reserved 7,334,730 common shares for issuance. The 2004 Plan provided that shares issued come from our authorized but unissued common shares. The Board of Directors determined the price of the options granted pursuant to the 2004 Plan. The options granted under the 2004 Plan expire up to a maximum of three years from the date granted. As noted above, no further awards will be granted under the 2004 Plan.

In October 2001, we granted 130,000 inducement options at an exercise price of $49.85 per share to our chief executive officer in connection with his employment agreement. The options vested 20% each year over the term of his agreement. The price of the options granted pursuant to these agreements was the fair market value on the date of the grant. The options granted under this agreement expire ten years from the date granted.

In April 1995, our shareholders approved the 1995 Stock Option Plan (the “1995 Plan”). The 1995 Plan, as amended in April 1999 and May 2002, reserved 530,000 common shares for issuance. The 1995 Plan provided that shares issued come from our authorized but unissued or reacquired common stock. The price of the options granted pursuant to this plan could not be less than 100% of the fair market value of the shares on the date of grant. The options granted pursuant to the 1995 Plan could not be exercised within one year from the date of grant and no option can be exercised after ten years from the date granted. As noted above, no further awards will be granted under the 1995 Plan.

In April 1990, our shareholders approved a Stock Option Plan for Directors of Foster Wheeler (the “Directors Plan”). On April 29, 1997, our shareholders approved an amendment of the Directors Plan, which authorized the granting of options to purchase 40,000 shares of common stock to non-employee directors of Foster Wheeler. The Directors Plan provided that shares issued come from our authorized but unissued or reacquired common stock. The price of the options granted pursuant to this plan could not be less than 100% of the fair market value of the shares on the date of grant. The options granted pursuant to the Directors Plan could not be exercised within one year from the date of grant and no option can be exercised after ten years from the date granted. As noted above, no further awards will be granted under the Directors Plan.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

12. Share-Based Compensation Plans — (Continued)

Stock Option Awards:

A summary of stock option activity for fiscal years 2007, 2006 and 2005 is presented below:

	For the Year Ended
	December 28, 2007		December 29, 2006		December 30, 2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	4,411,930	$20.19	6,568,020	$14.50	6,442,252	$15.93
Options exercised	(2,976,020)	$6.07	(3,046,430)	$5.78	(255,890)	$4.69
Options granted	193,326	$62.98	991,492	$23.17	457,016	$12.48
Options canceled or expired	(126,760)	$129.20	(101,152)	$113.98	(75,358)	$157.63

Options outstanding at end of year	1,502,476	$44.45	4,411,930	$20.19	6,568,020	$14.50

Options available for grant at end of year	8,066,938		8,178,784		1,336,370

Weighted-average grant date fair value of options granted during the year	$23.03		$9.28		$4.70

The following table summarizes our outstanding stock options as of December 28, 2007:

			Stock Options Outstanding
				Weighted-
				Average	Weighted-	Aggregate
			Number	Remaining	Average	Intrinsic
Range of Exercise Prices			Outstanding	Contractual Life	Exercise Price	Value

$11.60	to	$16.50	90,522	1.63 years	$13.76	$5,827
19.92	to	21.74	563,040	3.62 years	21.73	31,758
25.05	to	28.50	368,406	4.01 years	25.33	19,454
46.90	to	56.88	179,176	3.66 years	51.30	4,808
67.55	to	81.57	158,050	4.93 years	70.99	1,148
90.00	to	116.00	44,500	2.23 years	95.64	—
135.00	to	150.63	59,182	1.15 years	141.36	—
275.00	to	276.25	39,600	0.05 years	276.18	—

$11.60	to	$276.25	1,502,476	3.51 years	$44.45	$62,995

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

12. Share-Based Compensation Plans — (Continued)

The following table summarizes our exercisable stock options as of December 28, 2007:

			Stock Options Exercisable
				Weighted-
				Average	Weighted-	Aggregate
			Number	Remaining	Average	Intrinsic
Range of Exercise Prices			Exercisable	Contractual Life	Exercise Price	Value

$11.60	to	$16.50	90,522	1.63 years	$13.76	$5,827
19.92	to	21.74	189,654	3.63 years	21.72	10,699
25.05	to	28.50	11,702	4.01 years	25.05	621
46.90	to	56.88	168,600	3.63 years	51.46	4,498
67.55	to	81.57	5,000	2.57 years	81.57	—
90.00	to	116.00	32,500	2.25 years	94.03	—
135.00	to	150.63	59,182	1.15 years	141.36	—
275.00	to	276.25	39,600	0.05 years	276.18	—

$11.60	to	$276.25	596,760	2.77 years	$62.17	$21,645

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of December 28, 2007. The aggregate intrinsic value of outstanding options and exercisable options as of December 28, 2007 was calculated as the difference between the market price of our common shares and the exercise price of the underlying options for the options that had an exercise price lower than the market price of our common shares at that date. The total intrinsic value of the options exercised during fiscal years 2007, 2006 and 2005 was $88,828, $49,601 and $2,793 determined as of the date of exercise.

As of December 28, 2007, there was $8,626 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized as expense over a weighted-average period of approximately 27 months.

Restricted Awards:

A summary of restricted share activity for fiscal years 2007, 2006 and 2005 is presented below:

	For the Year Ended
	December 28, 2007		December 29, 2006		December 30, 2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant		Grant		Grant
	Shares	Price	Shares	Price	Shares	Price

Non-vested at beginning of year	659,262	$11.32	2,222,362	$4.76	2,703,678	$4.60
Granted	—	$—	248,940	$21.47	34,832	$14.65
Vested	(493,302)	$7.91	(1,807,088)	$4.67	(516,148)	$4.60
Canceled or forfeited	—	$—	(4,952)	$4.60	—	$—

Non-vested at end of year	165,960	$21.47	659,262	$11.32	2,222,362	$4.76

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

12. Share-Based Compensation Plans — (Continued)

A summary of restricted share unit activity for fiscal years 2007, 2006 and 2005 is presented below:

	For the Year Ended
	December 28, 2007		December 29, 2006		December 30, 2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant		Grant		Grant
	Units	Price	Units	Price	Units	Price

Non-vested at beginning of year	868,968	$9.30	1,157,096	$5.09	1,099,890	$4.70
Granted	82,258	$62.94	193,412	$25.00	57,206	$12.58
Vested	(686,818)	$5.12	(452,674)	$5.48	—	$—
Canceled or forfeited	(36,978)	$25.05	(28,866)	$5.62	—	$—

Non-vested at end of year	227,430	$38.79	868,968	$9.30	1,157,096	$5.09

As of December 28, 2007, there was $9,661 of total unrecognized compensation cost related to the restricted awards. That cost is expected to be recognized over a weighted-average period of approximately 27 months. The total fair value of restricted awards vested during fiscal years 2007, 2006 and 2005 was $33,408, $47,085 and $7,309, respectively.

13. Common Share Purchase Warrants

In connection with the equity-for-debt exchange consummated in 2004, we issued 4,152,914 Class A common share purchase warrants and 40,771,560 Class B common share purchase warrants. Each Class A warrant entitles its owner to purchase 3.3682 common shares at an exercise price of $4.689 per common share thereunder, subject to the terms of the warrant agreement between the warrant agent and us. The Class A warrants are exercisable on or before September 24, 2009. Each Class B warrant entitled its owner to purchase 0.1446 common shares at an exercise price of $4.689 per common share thereunder, subject to the terms and conditions of the warrant agreement between the warrant agent and us. The Class B warrants were exercisable on or before September 24, 2007.

In January 2006, we completed transactions that increased the number of common shares to be delivered upon the exercise of our Class A and Class B common share purchase warrants during the offer period and raised $75,336 in net proceeds. The exercise price per warrant was not increased in the offers. Holders of approximately 95% of the Class A warrants and 57% of the Class B warrants participated in the offers resulting in the aggregate issuance of approximately 16,807,000 common shares.

Cumulatively through December 28, 2007, 3,945,306 Class A warrants and 38,736,956 Class B warrants have been exercised for 19,639,572 common shares. The number of common shares issuable upon the exercise of the remaining outstanding Class A warrants is approximately 699,265 as of December 28, 2007. The remaining outstanding Class B warrants expired on September 24, 2007.

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

effective on December 23, 2004, must remain in effect until December 23, 2009 unless certain events occur to terminate our obligations under the registration rights agreement prior to that date. If we fail to maintain the registration statement as required or it becomes unavailable for more than two 45-day periods in any consecutive 12-month period, we are required to pay damages at a rate of $13.7 per day for each day that the registration statement is not effective. As of December 28, 2007, the maximum exposure under this provision is approximately $8,700. We have not, and do not, expect to incur any damages under the related registration rights agreement.

14. Accumulated Other Comprehensive Loss

Below are the components of accumulated other comprehensive loss:

	Accumulated		Pension and Other
	Foreign	Minimum	Postretirement	Net Gains on
	Currency	Pension Liability	Benefit Plan	Derivatives Designated
	Translation	Adjustments, Net	Adjustments, Net of	as Cash Flow Hedges,	Accumulated Other
	Adjustments	of Tax	Tax	Net of Tax	Comprehensive Loss

Balance as of December 31, 2004	$(51,240)	$(245,503)	$—	$—	$(296,743)
Other comprehensive income/(loss)	(22,928)	4,875	—	—	(18,053)

Balance as of December 30, 2005	(74,168)	(240,628)	—	—	(314,796)
Other comprehensive income	31,612	40,087	—	342	72,041
Adoption of SFAS No. 158	—	200,541	(301,128)	—	(100,587)

Balance as of December 29, 2006	(42,556)	—	(301,128)	342	(343,342)
Other comprehensive income	31,939	—	48,958	1,331	82,228

Balance as of December 28, 2007	$(10,617)	$—	$(252,170)	$1,673	$(261,114)

The tax effect related to pension and other postretirement benefit plan adjustments was a benefit of $96,117 and $108,752 as of December 28, 2007 and December 29, 2006, respectively. The tax effect related to minimum pension liability adjustments was a benefit of $59,062 as of December 30, 2005. The tax effect related to gains on derivatives designated as cash flow hedges was $635 and $203, as of December 28, 2007 and December 29, 2006, respectively.

The accumulated foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in international subsidiaries.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

15. Income Taxes

Below are the components of income/(loss) before income taxes for fiscal years 2007, 2006 and 2005 under the following tax jurisdictions:

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Domestic	$23,727	$68,897	$(229,379)
Foreign	506,567	274,796	159,198

Total	$530,294	$343,693	$(70,181)

The provision for income taxes was as follows:

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Current tax expense:
Domestic	$(2,831)	$(4,084)	$(5,266)
Foreign	(114,938)	(55,260)	(28,902)

Total current	(117,769)	(59,344)	(34,168)

Deferred tax expense:
Domestic	(2,248)	(3,540)	(2,845)
Foreign	(16,403)	(18,825)	(2,555)

Total deferred	(18,651)	(22,365)	(5,400)

Total provision for income taxes	$(136,420)	$(81,709)	$(39,568)

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

15. Income Taxes — (Continued)

Deferred tax assets/(liabilities) consist of the following:

	December 28,	December 29,
	2007	2006

Deferred tax assets:
Pensions	$46,484	$86,219
Accrued costs on long-term contracts	22,919	27,631
Deferred income	25,392	22,713
Accrued expenses	43,546	46,364
Postretirement benefits other than pensions	27,318	33,807
Asbestos claims	32,790	43,493
Net operating loss carryforwards and other tax attributes	224,457	160,905
Asset impairments and other reserves	2,079	2,247
Other	5,159	2,922

Total gross deferred tax assets	430,144	426,301
Valuation allowance	(294,286)	(282,104)

Total deferred tax assets	135,858	144,197

Deferred tax liabilities:
Property, plant and equipment	(27,372)	(24,038)
Goodwill and other intangible assets	(19,791)	(15,739)
Investments	(25,845)	(18,180)
Unremitted earnings of foreign subsidiaries	(8,000)	(8,091)

Total gross deferred tax liabilities	(81,008)	(66,048)

Net deferred tax assets	$54,850	$78,149

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the various attributes. We believe that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. We have reduced our domestic and certain foreign tax benefits by a valuation allowance based upon available evidence that it was more likely than not that some or all of the deferred tax assets would not be realized. During fiscal year 2007, we reversed the valuation allowance that we had previously established for one of our foreign operating units due to improved operational performance and positive evidence that deferred tax assets will be realized. However, this reduction was offset by the need to increase the valuation allowance in the U.S. and certain other foreign jurisdictions. As a result, the valuation allowance increased by $12,182 in fiscal year 2007. A valuation allowance is required under SFAS No. 109, “Accounting for Income Taxes,” when there is evidence of losses from operations in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided do not begin expiring until fiscal year 2024 or later, based on the current tax laws.

Our subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and numerous non-U.S. jurisdictions around the world. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by the various

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

15. Income Taxes — (Continued)

jurisdictions in which we operate. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in certain jurisdictions may expire without examination within the 12-month period from the balance sheet date. As a result, we expect recurring changes in unrecognized tax benefits due to the expiration of the statute of limitations, none of which are expected to be individually significant. With few exceptions, we are no longer subject to U.S. (including federal, state and local), or non-U.S. income tax examinations by tax authorities for years before fiscal year 2002.

A number of tax years are under audit by the relevant state and foreign tax authorities. We anticipate that several of these audits may be concluded in the foreseeable future, including in fiscal year 2008. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the impact of this change at this time.

We adopted the provisions of FIN 48 on December 30, 2006, the first day of fiscal year 2007. As a result of the adoption of FIN 48, we recognized a $4,356 reduction in the opening balance of our shareholders’ equity. This resulted from changes in the amount of tax benefits recognized related to uncertain tax positions and the accrual of interest and penalties.

A reconciliation of the beginning and ending amount of our unrecognized tax benefit is as follows:

Balance at beginning of year	$44,786
Additions based on tax positions related to the current year	6,218
Additions for tax positions of prior years	8,910
Reductions for tax provisions for prior years	(1,663)
Settlements	(2,744)
Reductions for lapse of statute of limitations	(3,332)

Balance at end of year	$52,175

As of December 28, 2007, we had $52,175 of unrecognized tax benefits, of which $51,763 would, if recognized, affect our effective tax rate before existing valuation allowance considerations.

We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions on our consolidated statement of operations. We recorded $2,737 in interest expense and penalties in fiscal year 2007. We had $24,251 accrued for the payment of interest and penalties as of December 28, 2007.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

15. Income Taxes — (Continued)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to income/(loss) before income taxes, as a result of the following:

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Tax provision/(benefit) at U.S. statutory rate	35.0%	35.0%	(35.0)%
State income taxes, net of Federal income tax benefit	0.1%	0.3%	5.1%
U.S. tax on foreign earnings	0.0%	0.0%	32.8%
Valuation allowance	(1.8)%	(3.9)%	30.3%
Foreign tax rates different than the statutory rate	(10.4)%	(9.3)%	(7.6)%
Impact of changes in tax rate on deferred tax	1.3%	0.0%	0.0%
Nondeductible loss	1.6%	1.7%	30.6%
Other	(0.1)%	0.0%	0.2%

Total	25.7%	23.8%	56.4%

16. Derivative Financial Instruments

We maintain a foreign currency risk-management strategy that uses foreign currency forward exchange contracts to protect us from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates between the functional currencies of our subsidiaries and the foreign currencies in which some of our operating purchases and sales are denominated. We utilize these contracts solely to hedge specific foreign currency exposures, whether or not they qualify for hedge accounting under SFAS No. 133. During fiscal years 2007, 2006 and 2005, none of the contracts met the requirements for hedge accounting under SFAS No. 133. Accordingly, we recorded a pretax foreign exchange gain/(loss) of $324, $7,610, and $(3,933) in fiscal years 2007, 2006 and 2005, respectively. These amounts were recorded in the following line items on the consolidated statement of operations for the periods indicated.

	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Decrease/(increase) in cost of operating revenues	$465	$7,662	$(3,711)
Other deductions	(141)	(52)	(222)

Pretax gain/(loss)	$324	$7,610	$(3,933)

The mark-to-market adjustments on foreign currency forward exchange contracts for these unrealized gains or losses are recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.

In fiscal years 2007, 2006 and 2005, we included cash inflows on the settlement of derivatives of $5,253, $2,035 and $707, respectively, within the net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts in the operating activities section of the consolidated statement of cash flows.

We are exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies). As of December 28, 2007, $116,535 was owed to us by counterparties and $157,781 was owed by us to counterparties.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

16. Derivative Financial Instruments — (Continued)

The maximum term over which we are hedging exposure to the variability of cash flows is approximately 42 months.

We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. Certain of our affiliates in which we have an equity interest also use interest rate swap contracts to manage interest rate risk associated with their limited recourse project debt. See Notes 1 and 7 for further information regarding interest rate swap contracts.

17. Business Segments

We operate through two business groups: our Global Engineering and Construction Group (“Global E&C Group”) and our Global Power Group.

Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation and distribution facilities, and gasification facilities. Our Global E&C Group provides engineering, project management and construction management services, and purchases equipment, materials and services from third-party suppliers and contractors. Our Global E&C Group is also involved in the design of facilities in new or developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids and biofuels. Our Global E&C Group owns one of the leading refinery residue upgrading technologies and a hydrogen production process used in oil refineries and petrochemical plants. Additionally, our Global E&C Group has experience with, and is able to work with, a wide range of processes owned by others. Our Global E&C Group performs environmental remediation services, together with related technical, engineering, design and regulatory services. Our Global E&C Group is also involved in the development, engineering, construction, ownership and operation of power generation facilities, from conventional and renewable sources, and of waste-to-energy facilities in Europe. Our Global E&C Group generates revenues from engineering and construction activities pursuant to contracts spanning up to approximately four years in duration and from returns on its equity investments in various production facilities.

Our Global Power Group designs, manufactures and erects steam generating and auxiliary equipment for electric power generating stations and industrial facilities worldwide. Our steam generating equipment includes a full range of technologies, offering independent power producer, utility and industrial clients high-value technology solutions for economically converting a wide range of fuels, including coal, petroleum coke, oil, gas, biomass and municipal solid waste, into steam and power. Our circulating fluidized-bed boiler technology (“CFB”) is ideally suited to burning a very wide range of fuels, including low-quality fuels, fuels with high moisture content and “waste-type” fuels, and we believe is generally recognized as one of the environmentally cleanest solid-fuel steam generating technologies available in the world today. For both our CFB and pulverized coal (“PC”) boilers, we offer supercritical once-through-unit designs to further improve the energy efficiency and, therefore, the environmental performance of these units. Once-through supercritical boilers operate at higher steam pressures than traditional plants, which results in higher efficiencies and lower emissions, including emissions of carbon dioxide (“CO2”), which is considered a greenhouse gas. Further, for the longer term, we are actively developing oxy-combustion technology for both our CFB and PC boilers. We believe that oxy-combustion is one part of a practical solution for capturing and storing the majority of the CO2 from coal power plants. This technology produces a concentrated stream of CO2 as part of the boiler combustion process, avoiding the need for large and expensive post-combustion CO2 separation equipment. We also design, manufacture and install auxiliary equipment, which includes feedwater heaters, steam condensers and heat-recovery equipment. Our Global Power Group also offers a full line of new and retrofit nitrogen-oxide (“NOx”) reduction systems such as selective non-catalytic and catalytic NOx reduction systems

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17. Business Segments — (Continued)

as well as complete low-NOx combustion systems. We provide a broad range of site services relating to these products, including construction and erection services, maintenance engineering, plant upgrading and life extensions. Our Global Power Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solid mechanics. In addition, our Global Power Group owns and operates cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries. Our Global Power Group generates revenues from engineering activities, equipment supply and construction contracts, operating activities pursuant to the long-term sale of project outputs, such as electricity and steam, operating and maintenance agreements, royalties from licensing our technology, and from returns on its equity investments in various power production facilities.

In addition to these two business groups, which also represent operating segments for financial reporting purposes, we report corporate center expenses and expenses related to certain legacy liabilities, such as asbestos, in the Corporate and Finance Group (“C&F Group”), which we also treat as an operating segment for financial reporting purposes.

We conduct our business on a global basis. Our Global E&C Group has accounted for the largest portion of our operating revenues over the last ten years. In fiscal year 2007, our Global E&C Group accounted for 72% of our total operating revenues, while our Global Power Group accounted for 28% of our total operating revenues.

The geographic dispersion of our third-party revenues for fiscal year 2007, based upon where the project is being executed, was as follows:

	Global E&C Group		Global Power Group		Total
		Percentage of		Percentage of		Percentage of
	Third-Party	Third-Party	Third-Party	Third-Party	Third-Party	Third-Party
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

North America	$253,952	6.9%	$703,342	49.3%	$957,294	18.7%
South America	69,922	2.0%	70,690	5.0%	140,612	2.8%
Europe	851,961	23.1%	478,010	33.5%	1,329,971	26.0%
Asia	800,110	21.7%	163,896	11.5%	964,006	18.9%
Middle East	1,001,193	27.2%	5,094	0.4%	1,006,287	19.7%
Other	704,121	19.1%	4,952	0.3%	709,073	13.9%

Total	$3,681,259	100.0%	$1,425,984	100.0%	$5,107,243	100.0%

We use several financial metrics to measure the performance of our business segments. In addition to the other metrics included on our consolidated financial statements, EBITDA is the primary earnings measure used by our chief operating decision maker.

Except for one client that accounted for approximately 12% and 13% of our consolidated revenues (inclusive of flow-through revenues) in fiscal years 2007 and 2006, respectively, no other single client accounted for ten percent or more of our consolidated revenues in fiscal years 2007, 2006 or 2005.

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

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)

For the Year Ended December 28, 2007
Third-party revenues	$5,107,243	$3,681,259	$1,425,984	$—

EBITDA(2)	$591,840	$505,647	$139,177	$(52,984)

Less: Interest expense	(19,855)
Less: Depreciation and amortization	(41,691)

Income before income taxes	530,294
Provision for income taxes	(136,420)

Net income	$393,874

Total assets	$3,248,988	$1,799,231	$1,243,696	$206,061
Capital expenditures	$51,295	$42,965	$8,055	$275
For the Year Ended December 29, 2006
Third-party revenues	$3,495,048	$2,219,104	$1,275,944	$—

EBITDA(3)	$399,514	$323,297	$95,039	$(18,822)

Less: Interest expense	(24,944)
Less: Depreciation and amortization	(30,877)

Income before income taxes	343,693
Provision for income taxes	(81,709)

Net income	$261,984

Total assets	$2,565,549	$1,397,428	$980,756	$187,365
Capital expenditures	$30,293	$22,784	$7,464	$45
For the Year Ended December 30, 2005
Third-party revenues	$2,199,955	$1,471,948	$728,024	$(17)

EBITDA(4)	$8,652	$165,629	$107,266	$(264,243)

Less: Interest expense	(50,618)
Less: Depreciation and amortization	(28,215)

Loss before income taxes	(70,181)
Provision for income taxes	(39,568)

Net loss	$(109,749)

Capital expenditures	$10,809	$6,856	$3,642	$311

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.

(2)	Includes in fiscal year 2007: increased/(decreased) contract profit of $35,150 from the regular re-evaluation of contract profit estimates: $54,520 in our Global E&C Group and $(19,370) in our Global Power Group;

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17. Business Segments — (Continued)

a charge of $(7,374) in our C&F Group reflecting the revaluation of our asbestos liability and related asset resulting primarily from increased asbestos defense costs projected through year-end 2022 and for the addition of another year to our rolling 15-year asbestos liability estimate; and gains of $13,519 on the settlement of coverage litigation with certain asbestos insurance carriers recorded in our C&F Group.

(3)	Includes in fiscal year 2006: increased/(decreased) contract profit of $(5,670) from the regular re-evaluation of contract profit estimates: $14,720 in our Global E&C Group and $(20,390) in our Global Power Group; a charge of $(15,533) in our C&F Group reflecting the revaluation of our asbestos liability and related asset; net asbestos-related gains of $115,664 recorded in our C&F Group primarily from settlement of coverage litigation with certain asbestos insurance carriers; an aggregate charge of $(14,955) recorded in our C&F Group in conjunction with the voluntary termination of our prior domestic senior credit agreement; and a net charge of $(12,483) recorded in our C&F Group in conjunction with the debt reduction initiatives completed in April and May 2006.

(4)	Includes in fiscal year 2005: increased contract profit of $99,555 from the regular re-evaluation of contract profit estimates: $66,274 in our Global E&C Group and $33,281 in our Global Power Group; a charge of $(113,680) in our C&F Group on the revaluation of our estimated asbestos liability and asbestos insurance receivable; credit agreement costs in our C&F Group associated with the prior senior credit facility of $(3,500); and an aggregate charge of $(58,346) in our C&F Group recorded in conjunction with the exchange offers for the trust preferred securities and the 2011 senior notes.

	For the Year Ended
	December 28,	December 29,	December 30,
Equity in Earnings of Unconsolidated Subsidiaries:	2007	2006	2005

Global E&C Group	$19,720	$19,056	$24,527
Global Power Group	17,579	10,551	5,409
C&F Group	—	(328)	(88)

Total	$37,299	$29,279	$29,848

	December 28,	December 29,
Investments In and Advances to Unconsolidated Subsidiaries:	2007	2006

Global E&C Group	$130,240	$105,773
Global Power Group	68,092	61,405
C&F Group	14	8

Total	$198,346	$167,186

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17. Business Segments — (Continued)

Third-party revenues as presented below are based on the geographic region in which the contracting subsidiary is located and not the location of the client or job site.

	For the Year Ended
	December 28,	December 29,	December 30,
Geographic Concentration of Third-Party Revenues:	2007	2006	2005

United States	$1,091,584	$931,701	$451,532
Europe	3,412,606	2,286,205	1,557,965
Canada	21,220	11,588	13,508
Asia	568,164	253,457	164,705
South America	13,669	12,097	12,262
Other, net of eliminations	—	—	(17)

Total	$5,107,243	$3,495,048	$2,199,955

Long-lived assets as presented below are based on the geographic region in which the contracting subsidiary is located.

	December 28,	December 29,
Long-Lived Assets:	2007	2006

United States	$213,901	$225,373
Europe	306,631	235,781
Canada	25	433
Asia	30,945	28,141
South America	66,673	60,242
Other, net of eliminations	32,191	33,281

Total	$650,366	$583,251

Third-party revenues by industry were as follows:

	For the Year Ended
	December 28,	December 29,	December 30,
Third-Party Revenues by Industry:	2007	2006	2005

Power generation	$1,437,078	$1,326,896	$915,786
Oil refining	1,431,810	716,053	444,830
Pharmaceutical	155,266	128,510	149,867
Oil and gas	898,623	680,041	327,058
Chemical/petrochemical	1,003,136	383,092	228,971
Power plant operation and maintenance	120,474	111,154	116,303
Environmental	54,878	68,847	43,346
Other, net of eliminations	5,978	80,455	(26,206)

Total	$5,107,243	$3,495,048	$2,199,955

18. Operating Leases

Certain of our subsidiaries are obligated under operating lease agreements, primarily for office space. In many instances, our subsidiaries retain the right to sub-lease the office space. Rental expense for these leases

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

18. Operating Leases — (Continued)

was $54,293, $37,634 and $32,601 in fiscal years 2007, 2006 and 2005, respectively. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2008	$52,802
2009	44,701
2010	40,591
2011	35,810
2012	30,824
Thereafter	229,093

Total	$433,821

We entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the United Kingdom in 1999. In connection with these transactions, we recorded deferred gains, which are being amortized to income over the term of the respective leases. The amortization was $4,602, $4,168 and $4,124 for fiscal years 2007, 2006 and 2005, respectively. As of December 28, 2007 and December 29, 2006, the balance of the deferred gains was $66,226 and $68,331, respectively, and is included in other long-term liabilities on the consolidated balance sheet. The year-over-year change in the deferred gain balance includes the impact of changes in foreign currency exchange rates.

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

United States

A summary of our U.S. claim activity is as follows:

	Number of Claims
	For the Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Open claims at beginning of year	135,890	164,820	167,760
New claims	5,140	8,250	14,340
Claims resolved(1)	(9,690)	(37,180)	(17,280)

Open claims at end of year	131,340	135,890	164,820
Claims not valued in the liability(2)	(66,040)	(47,820)	(62,560)

Open claims valued in the liability at end of year	65,300	88,070	102,260

(1)	Claims resolved in fiscal year 2006 include court dismissals without payment of mass claim filings approximating 22,900 claims.

(2)	Claims not valued in the liability include claims on certain inactive court dockets, claims over six years old that are considered abandoned and certain other items.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

19. Litigation and Uncertainties — (Continued)

Of the approximately 131,000 open claims, our subsidiaries are respondents in approximately 31,000 open claims wherein we have administrative agreements and are named defendants in lawsuits involving approximately 100,000 plaintiffs.

All of the open administrative claims have been filed under blanket administrative agreements that we have with various law firms representing claimants and do not specify monetary damages sought. Based on our analysis of lawsuits, approximately 65% do not specify the monetary damages sought or merely recite that the amount of monetary damages sought meets or exceeds the required jurisdictional minimum in the jurisdiction in which suit is filed. Approximately 11% request damages ranging from $10 to $50; approximately 11% request damages ranging from $51 to $1,000; approximately 10% request damages ranging from $1,001 to $10,000; and the remaining 3% request damages ranging from $10,001 to, in a very small number of cases, $50,000.

The majority of requests for monetary damages are asserted against multiple named defendants in a single complaint.

We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through year-end 2022. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

	December 28,	December 29,
	2007	2006

Asbestos-related assets recorded within:
Accounts and notes receivable-other	$47,100	$47,000
Asbestos-related insurance recovery receivable	279,100	316,700

Total asbestos-related assets	$326,200	$363,700

Asbestos-related liabilities recorded within:
Accrued expenses	$72,000	$75,000
Asbestos-related liability	331,300	391,000

Total asbestos-related liabilities	$403,300	$466,000

Since year-end 2004, we have worked with Analysis Research Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at year-end for the next 15 years. Based on its review of fiscal year 2007 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability be updated as of year-end 2007. Accordingly, we developed a revised estimate of our aggregate indemnity and defense costs through year-end 2022 considering the advice of ARPC. In the fourth quarter of 2007, we increased our liability for asbestos indemnity and defense costs through year-end 2022 to $403,300, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a charge of $7,400 in the fourth quarter of 2007.

The amount paid on asbestos litigation, defense, and case resolution was $86,700, $83,300 and $83,800 in fiscal years 2007, 2006 and 2005, respectively. Through December 28, 2007, total cumulative indemnity costs paid were approximately $625,300 and total cumulative defense costs paid were approximately $248,400.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

19. Litigation and Uncertainties — (Continued)

As of December 28, 2007, total asbestos-related liabilities were comprised of an estimated liability of $165,100 relating to open (outstanding) claims being valued and an estimated liability of $238,200 relating to future unasserted claims through year-end 2022.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type — mesothelioma, lung cancer and non-malignancies — and the breakdown of known and future claims into disease type — mesothelioma, lung cancer or non-malignancies. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through year-end 2022, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after 2022, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after 2022. Historically, defense costs have represented approximately 28% of total defense and indemnity costs.

The overall historic average combined indemnity and defense cost per resolved claim through December 28, 2007 has been approximately $2.6. The average cost per resolved claim is increasing and we believe will continue to increase in the future.

The asbestos-related asset recorded within accounts and notes receivable-other as of December 28, 2007 reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The recorded asbestos-related insurance recovery receivable includes an estimate of recoveries from insurers in the unsettled insurance coverage litigation referred to below based upon the application of New Jersey law to certain insurance coverage issues and assumptions relating to cost allocation and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers. Such amounts have not been discounted for the time value of money.

Since year-end 2005, we have worked with Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimates including the expected timing of payments and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset as of December 28, 2007. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset as of December 28, 2007.

As of December 28, 2007, we estimated the value of our unsettled asbestos insurance asset related to ongoing litigation in New York state court with our subsidiaries’ insurers at $27,600. The litigation relates to the amounts of insurance coverage available for asbestos-related claims and the proper allocation of the coverage among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.

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

Over the last several years, certain of our subsidiaries have entered into settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. In fiscal year 2006, our subsidiaries reached agreements to settle their

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

19. Litigation and Uncertainties — (Continued)

disputed asbestos-related insurance coverage with four of their insurers. Primarily as a result of these insurance settlements, we increased our asbestos-related insurance asset and recorded a gain of $96,200 in fiscal year 2006.

In fiscal year 2007, our subsidiaries reached an agreement to settle their disputed asbestos-related insurance coverage with four additional insurers, including two in the fourth quarter. As a result of these settlements, we increased our asbestos-related insurance asset and recorded a gain of $4,900 in the fourth quarter and $13,500 in fiscal year 2007.

We intend to continue to attempt to negotiate additional settlements with insurers where achievable on a reasonable basis in order to minimize the amount of future costs that we would be required to fund out of the cash flows generated from our operations. Unless we settle with the remaining insurers at recovery amounts significantly in excess of our current estimate, it is likely that the amount of our insurance settlements will not cover all future asbestos-related costs and we will be required to fund a portion of such future costs, which will reduce our cash flows and working capital.

Also in fiscal year 2006, we were successful in our appeal of a New York state trial court decision that previously had held that New York, rather than New Jersey, law applies in the above coverage litigation with our subsidiaries’ insurers, and as a result, we increased our insurance asset and recorded a gain of $19,500. On February 13, 2007, our subsidiaries’ insurers were granted permission by the appellate court to appeal the decision to the New York Court of Appeals, the state’s highest court. On October 11, 2007, the New York Court of Appeals upheld the appellate court decision in our favor.

Even if the coverage litigation is resolved in a manner favorable to us, our insurance recoveries (both from the litigation and from settlements) may be limited by insolvencies among our insurers. We have not assumed recovery in the estimate of our asbestos insurance asset from any of our currently insolvent insurers. Other insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. Failure to realize the expected insurance recoveries, or delays in receiving material amounts from our insurers could have a material adverse effect on our financial condition and our cash flows.

Based on the year-end 2007 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $70,400 and the impact on expense would be dependent upon available additional insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge in the statement of operations in the range of approximately 70% to 80% of the increase in the liability. Long-term cash flows would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of this 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries will decline.

We funded $19,000 of the asbestos liability indemnity payments and defense costs from our cash flows in fiscal year 2007, net of the cash received from insurance settlements. We expect to fund a total of $25,000 of the asbestos liability indemnity and defense costs from our cash flows in fiscal year 2008, net of the cash expected to be received from existing insurance settlements. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.

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

19. Litigation and Uncertainties — (Continued)

filed or costs to resolve those claims could cause us to increase further the estimates of the costs associated with asbestos claims and could have a material adverse effect on our financial condition, results of operations and cash flows.

United Kingdom

Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 866 claims have been brought against our U.K. subsidiaries of which 342 remained open as of December 28, 2007. None of the settled claims has resulted in material costs to us.

As of December 28, 2007, we had recorded total liabilities of $48,500 comprised of an estimated liability relating to open (outstanding) claims of $9,000 and an estimated liability relating to future unasserted claims through year-end 2022 of $39,500. Of the total, $3,000 was recorded in accrued expenses and $45,500 was recorded in asbestos-related liability on the consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $3,000 was recorded in accounts and notes receivable-other and $45,500 was recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. Should this ruling be reversed by legislation, the asbestos liability and related asset recorded in the U.K. would be approximately $66,100.

Project Claims

In the ordinary course of business, we are parties to litigation involving clients and subcontractors arising out of project contracts. Such litigation includes claims and counterclaims by and against us for canceled contracts, for additional costs incurred in excess of current contract provisions, as well as for back charges for alleged breaches of warranty and other contract commitments. If we were found to be liable for any of the claims/counterclaims against us, we would incur a charge against earnings to the extent a reserve had not been established for the matter in our accounts or if the liability exceeds established reserves.

Compact CFB Boiler Arbitration — Asia

Arbitration was commenced against us in March 2004 arising out of a compact CFB boiler that we engineered, supplied and erected for a client in Asia. In addition to claims for damages for breach of contract, the client was seeking to rescind the contract based upon alleged material misrepresentations by us. If such relief had been granted, we could have been compelled to reimburse the client for the purchase price paid ($25,700), in addition to other unquantified damages. We vigorously defended the case and counterclaimed for unpaid receivables ($5,200), plus interest, for various breaches and non-performance by the client. Due to its age and the ongoing dispute, a reserve for the full amount of the receivable had previously been taken. Procedurally, the liability and damages portions of the case were separated. The hearing on the liability portion concluded in June 2006 and a decision on the liability portion was rendered in May 2007. The client’s claim for rescission was denied and we were awarded our unpaid receivable, plus interest. We were also awarded delay damages, arbitration costs and counsel fees, subject to proof of the amounts during the damages phase of the arbitration. Discussions with the client ensued following the award and as a result of an agreement reached in September 2007, we re-established the receivable and recognized the award for delay damages, arbitration costs and counsel fees in our fiscal year 2007 results. All amounts due under the agreement were collected in October 2007.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

19. Litigation and Uncertainties — (Continued)

  Thermal Electric Power Plant Arbitration — South America

Arbitration was also commenced against us in July 2005 with respect to a thermal electric power plant in South America that we designed, supplied and erected as a member of a consortium with other parties. The plant’s concrete foundations experienced cracking, allegedly due to out-of-specification materials used in the concrete poured by the consortium’s subcontractor. The client had adopted an extensive plan to repair the foundations and was seeking reimbursement of its repair costs ($9,500). Alleging that this extensive repair effort was in the nature of emergency mitigation only, the client was also claiming its estimated cost to totally demolish and reconstruct the foundations at some point in the future ($14,300) plus lost profits during this demolition and reconstruction period ($9,400). The arbitration hearing has concluded and the arbitrator has dismissed the client’s claims against us. The arbitrator’s favorable decision has been confirmed in civil court.

Power Plant Arbitration — Eastern Europe

In June 2006, we commenced arbitration against a client seeking final payment for our services in connection with two power plants that we designed and built in Eastern Europe. The dispute primarily concerns whether we are liable to the client for liquidated damages (“LDs”) under the contract for delayed completion of the projects. The client contends that it is owed LDs, limited under the contract at approximately €37,600 (approximately $55,400 at the exchange rate in effect as of December 28, 2007), and is retaining as security for these LDs approximately €22,000 (approximately $32,400 at the exchange rate in effect as of December 28, 2007) in contract payments otherwise due to us for work performed. The client contends that it is owed an additional €6,900 (approximately $10,200 at the exchange rate in effect as of December 28, 2007) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects, the cost to relocate a piece of equipment on one of the projects and the cost of various warranty repairs and punch list work. We are seeking payment of the €22,000 (approximately $32,400 at the exchange rate in effect as of December 28, 2007 and which is recorded within contracts in process on the consolidated balance sheet) in retention that is being held by the client for LDs, plus approximately €4,900 (approximately $7,200 at the exchange rate in effect as of December 28, 2007) in interest on the retained funds, as well as approximately €9,100 (approximately $13,400 at the exchange rate in effect as of December 28, 2007) in additional compensation for extra work performed beyond the original scope of the contracts and the client’s failure to procure the required property insurance for the project, which should have provided coverage for some of the damages we incurred on the project related to turbine repairs. The arbitration hearing on liability is currently underway. Accordingly, it is premature to predict the outcome of this matter.

Power Plant Dispute — Ireland

In 2006, a dispute arose with a client because of material corrosion that is occurring at two power plants we designed and built in Ireland, which began operation in December 2005 and June 2006. The boilers at both plants are designed to burn milled peat as the primary fuel, supplied from different local sources. The peat being supplied is out of the range specified by our contract and, while the matter is still under investigation, we believe this variation from the agreed specifications is the cause of alkali halides corrosion that is affecting the boiler tubes. We have identified a technical solution to ameliorate the boiler tube corrosion, and the client is in the process of evaluating the proposed solution for the boiler tube corrosion. Disavowing responsibility for the fuel specification, the client has refused to pay for the cost of the corrective work and has reserved its rights against us under the contract, which could include repairing or rejecting the plants and recovering consequential damages in the event we are determined to be grossly negligent. We have advised the client that we are not responsible for the cost of corrective work to address corrosion resulting from out-of-specification fuel and we anticipate having discussions with the client in the near future regarding our claim.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

19. Litigation and Uncertainties — (Continued)

There is also corrosion occurring to subcontractor-provided emissions control equipment and induction fans at the back-end of the power plants. The cause of this back-end corrosion, which we discovered during the second quarter of 2007 to be more extensive than previously assessed, is under investigation. Based upon the information gathered to date, we believe the corrosion is due principally to the low set point temperature design of the emissions control equipment that was set by our subcontractor. If this proves to be the case, we believe the subcontractor would be responsible for the cost to remedy this problem under our agreement with them, although we may have direct responsibility for this cost to the client under our agreement with them. To date, the subcontractor has denied responsibility for the corrosion, contending it is the result of out-of-specification fuel supplied by the client. We have reserved our rights against the client if this proves to be the case. To the extent that we incur costs for correcting this problem, we intend to pursue claims against our subcontractor and/or our client, depending upon the cause of the corrosion. Due to the potential magnitude of the amounts involved, there can be no assurance that we will collect amounts for which our subcontractor may be determined to be liable. From a plant rejection standpoint, we do not believe that the back-end corrective work will materially impact our availability guaranty to the client described below.

The contract for these plants contains an availability guaranty requiring the plants to meet specified energy generation levels over a three year period. The availability guaranty is expressly conditioned upon the use of the contract-specified fuel. The availability guaranty provides for liquidated damages which could reach the contract cap for liquidated damages of €17,500 (approximately $25,800 at the exchange rate in effect as of December 28, 2007). In addition to liquidated damages, in the event that availability of either of the plants as an average of the best two out of the first three years of operation is 80% or below, the client may be entitled to certain remedies, the most significant of which would be the right to reject both plants and seek reimbursement of the €351,000 contract price paid for the plants (approximately $516,800 at the exchange rate in effect as of December 28, 2007) plus restoration costs at the sites. The client has alleged that at least one of the plants has failed to meet the availability guaranty which we have disputed. We have advised the client that we do not believe we are responsible under our availability guaranty (which is expressly subject to the client’s provision of specified fuel).

In the event that the parties are not able to resolve the dispute, the contract provides for arbitration conducted under The Institution of Engineers of Ireland Arbitration Procedure. In such a proceeding, damages that the client may seek could include, but may not be limited to, the cost to correct the corrosion in the boiler tubes and emissions control equipment, liquidated damages under the availability guaranty, consequential damages, including but not limited to lost profits, in the event gross negligence is proven and, in the event of rejection, the total amount paid in respect of the plants, under the contract or otherwise, plus the cost to dismantle the plants. As such, the costs claimed could exceed the above-stated contract price paid for the plants and liquidated damages. We would vigorously oppose such claims in any such arbitration.

We have completed the necessary corrective actions for certain defects in the conveyor equipment at the plants. While we believe that the subcontractor that provided the equipment is responsible for the defects, our investigation is continuing.

During the fourth quarter of 2006, we established a contingency of $25,000 in relation to this project. Primarily as a result of the second quarter of 2007 discovery of the more extensive back-end corrosion, the contingency was increased by $30,000 during the second quarter of 2007.

The performance of our subsidiary executing the foregoing contract in Ireland is guaranteed by Foster Wheeler Ltd. In addition, there are €16,700 (approximately $24,600 at the exchange rate in effect as of December 28, 2007) of outstanding retention bonds that have been issued in favor of the client.

Due to the inherent commercial, legal and technical uncertainties underlying the estimation of all of the project claims described above, the amounts ultimately realized or paid by us could differ materially from the

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

19. Litigation and Uncertainties — (Continued)

balances, if any, included in our financial statements, which could result in additional material charges against earnings, and which could also materially adversely impact our financial condition and cash flows.

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

19. Litigation and Uncertainties — (Continued)

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

19. Litigation and Uncertainties — (Continued)

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

Other costs to which FWEC could be exposed could include, among other things, FWEC’s counsel and consulting fees, further agency oversight and/or response costs, costs and/or exposure related to the litigation described below beyond those for which accruals have been made and other costs related to possible further investigation and/or remediation. At present, it is not possible to determine whether FWEC will be determined to be liable for some or all of the items described in this paragraph, nor is it possible to reliably estimate the potential liability associated with the items.

If one or more third-parties are determined to be a source of the TCE, FWEC will evaluate its options regarding the potential recovery of the costs FWEC has incurred, which options could include seeking to recover those costs from those determined to be a source.

In March 2006, a complaint was filed in an action entitled Sarah Martin and Jeffrey Martin v. Foster Wheeler Energy Corporation, Case No. 3376-06, Court of Common Pleas, Luzerne County, Pennsylvania (subsequently removed to the United States District Court, Middle District of Pennsylvania). The complaint alleged that it was filed on behalf of the Martins and more than 25 others similarly situated owning or residing on property impacted or threatened with impacts of the TCE released from the former FWEC facility. The complaint sought to recover costs of environmental remediation and continued environmental monitoring of alleged class members’ property, diminution in property value, costs associated with obtaining healthy water, the establishment of a medical monitoring trust fund, statutory, treble and punitive damages and interest and the costs of the suit.

In April 2007, the court in the Martin case preliminarily approved a class action settlement that had been jointly filed by the plaintiffs and FWEC. The preliminary settlement was subject to the class members’ opt-in/opt-out process and the holding of a fairness hearing before the court. A number of the class members opted-out of the preliminary settlement, and a number of them objected that the preliminary settlement was not fair. After the fairness hearing the court, in December 2007, entered an order finally approving the settlement.

Under the terms of the settlement, FWEC will pay the class and its counsel a total of approximately $1,600 in exchange for a release by class members of all claims with respect to the matters that are the subject of the litigation. The release will not extend to the claims of those who opt-out of the settlement. The class, which was agreed upon only for the purposes of the settlement, consists of three categories of persons who own or live on property in, or within approximately 150 feet of, the area in which TCE is inferred to exist in the groundwater. One of the three categories of the class includes those persons who live in residences at which TCE was detected in private wells in 2004. We have accrued a provision sufficient to cover the settlement.

In April 2006, a complaint was filed in an action entitled Donna Rose Cunningham and Michael A. Cunningham v. Foster Wheeler Energy Corporation, United States District Court, Middle District of Pennsylvania. The complaint’s allegations are generally similar to those in the Martin case, except that the complaint is on behalf of the Cunninghams only, not an alleged class, and except that the Cunninghams have included a

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

19. Litigation and Uncertainties — (Continued)

claim for embarrassment, humiliation and emotional distress. We have accrued a provision that we believe is appropriate for this matter. Based upon its investigation and the proceedings to date, FWEC will vigorously defend itself in these proceedings; however, it is premature to predict the ultimate outcome of the proceedings.

In May 2006, a complaint was filed in an action entitled Gary Prezkop, Personal Representative of the Estate of Mary Prezkop, Deceased, and Gary Prezkop, in his own right, v. Foster Wheeler Energy Corporation and Leonard M. Lulis. Case No. 000545, Court of Common Pleas, Philadelphia County, Pennsylvania. The complaint’s allegations were generally similar to those in the Martin and Cunningham cases, but they also included claims for Mary Prezkop’s alleged wrongful death. During fiscal year 2007, the matter was settled for an amount that did not have a material impact on us.

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

With regard to the foregoing, the waste-to-energy facility operated by our CCERA project subsidiary is subject to certain revisions to New Jersey’s mercury air emission regulations. The revisions make CCERA’s mercury control requirements more stringent, especially when the last phase of the revisions becomes effective in 2012. CCERA’s management believes that the data generated during recent stack testing tends to indicate that the facility will be able to comply with even the most stringent of the regulatory revisions without installing additional control equipment. Even if the equipment had to be installed, CCERA believes that the project’s sponsor would be responsible to pay for the equipment. However, the sponsor may not have sufficient funds to do so or may assert that it is not so responsible. Budgetary estimates of the cost of installing the additional control equipment are approximately $30,000 based on our last assessment.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

20. Quarterly Financial Data (Unaudited)

	Three Months Ended
	December 28,		September 28,	June 29,	March 30,
	2007		2007	2007	2007

Operating revenues	$1,465,483		$1,299,872	$1,189,766	$1,152,122
Contract profit	170,003		197,960	168,846	207,512
Net income	78,098	(1)	129,101	71,850	114,825
Net income attributable to common shareholders	78,098		129,101	71,850	114,825
Earnings per common share:
Basic	$0.54		$0.91	$0.51	$0.82
Diluted	$0.54		$0.89	$0.50	$0.80
Shares outstanding:
Weighted-average number of common shares outstanding for basic earnings per common share	143,540,329		142,517,528	141,078,576	139,507,752
Effect of dilutive securities	1,615,072		2,574,936	3,543,466	4,023,304

Weighted-average number of common shares outstanding for diluted earnings per common share	145,155,401		145,092,464	144,622,042	143,531,056

	Three Months Ended
	December 29,	September 29,	June 30,	March 31,
	2006	2006	2006	2006

Operating revenues	$1,193,319	$910,580	$745,307	$645,842
Contract profit	170,338	129,189	127,942	80,318
Net income	63,108	75,827	108,418	14,631
Net income/(loss) attributable to common shareholders	63,108	75,827	108,418	(4,814	)(2)
Earnings/(loss) per common share:
Basic	$0.46	$0.56	$0.81	$(0.04	)(2)
Diluted	$0.44	$0.53	$0.77	$(0.04	)(2)
Shares outstanding:
Weighted-average number of common shares outstanding for basic earnings/(loss) per common share	136,755,348	135,421,456	133,669,862	126,138,872
Effect of dilutive securities	6,139,370	6,821,720	7,698,976	*

Weighted-average number of common shares outstanding for diluted earnings/(loss) per common share	142,894,718	142,243,176	141,368,838	126,138,872

*	The impact of potentially dilutive securities such as options to purchase common shares, warrants to purchase common shares and the non-vested portion of restricted awards were not included in the calculation of diluted loss per common share in loss periods due to their antidilutive effect.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

20. Quarterly Financial Data (Unaudited) — (Continued)

(1)	Net income for the quarter ended December 28, 2007 includes a charge of $7,374 reflecting the revaluation of our asbestos liability and related asset resulting primarily from increased asbestos defense costs projected through year-end 2022 and for the addition of another year to our rolling 15-year asbestos liability estimate and a net gain of $4,886 on the settlement of coverage litigation with certain asbestos insurance carriers.

(2)	As discussed in the “Earnings per Common Share” section of Note 1, the fair value of the additional shares issued as part of the warrant offer transactions, which were consummated in January 2006, reduced net income attributable to the common shareholders when calculating earnings/(loss) per common share. The fair value of the additional shares issued was $19,445.

Foster Wheeler Ltd.

Schedule II: Valuation and Qualifying Accounts
(amounts in thousands)

	For the Year Ended December 28, 2007
		Additions	Additions
	Balance at	Charged to	Charged to		Balance at the
	Beginning of	Costs and	Other		End of the
	Year	Expenses	Accounts	Deductions	Year

Description
Allowance for doubtful accounts	$7,848	$6,109	$—	$(1,559)	$12,398

Deferred tax valuation allowance	$282,104	$1,186	$24,255	$(13,259)	$294,286

	For the Year Ended December 29, 2006
		Additions	Additions
	Balance at	Charged to	Charged to		Balance at the
	Beginning of	Costs and	Other		End of the
	Year	Expenses	Accounts	Deductions	Year

Description
Allowance for doubtful accounts	$10,379	$2,317	$—	$(4,848)	$7,848

Deferred tax valuation allowance	$260,101	$82,136	$3,176	$(63,309)	$282,104

	For the Year Ended December 30, 2005
		Additions	Additions
	Balance at	Charged to	Charged to		Balance at the
	Beginning of	Costs and	Other		End of the
	Year	Expenses	Accounts	Deductions	Year

Description
Allowance for doubtful accounts	$23,199	$3,006	$157	$(15,983)	$10,379

Deferred tax valuation allowance	$234,432	$71,838	$11,474	$(57,643)	$260,101

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2007.

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

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 28, 2007, as stated in their report, which appears within Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended December 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 incorporates information by reference to our definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year ended December 28, 2007.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees including the chief executive officer, chief financial officer, controller and all other senior finance organization employees. The Code of Business Conduct and Ethics is publicly available on our website at www.fwc.com/corpgov. Any waiver of this Code of Business Conduct and Ethics for executive officers or directors may be made only by the Board of Directors or a committee of the Board of Directors and will be promptly disclosed to shareholders. If we make any substantive amendments to this Code of Business Conduct and Ethics or grant any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics to the chief executive officer, chief financial officer, controller or any person performing similar functions, we will disclose the nature of such amendment or waiver on our website at www.fwc.com/corpgov and/or in a current report on Form 8-K, as required by law and the rules of any exchange on which our securities are publicly traded.

A copy of our Code of Business Conduct and Ethics can be obtained upon request, without charge, by writing to the Office of the Secretary, Foster Wheeler Ltd., Perryville Corporate Park, Clinton, New Jersey 08809-4000.

ITEM 11. EXECUTIVE COMPENSATION

Item 11 incorporates information by reference to our definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year ended December 28, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 incorporates information by reference to our definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year ended December 28, 2007.

Equity Compensation Plan Information

The following table sets forth, as of December 28, 2007, the number of securities outstanding under each of our stock option plans, the weighted-average exercise price of such options and the number of options available for grant under such plans. The following table also sets forth, as of December 28, 2007, the number of restricted share units and restricted stock granted pursuant to our Omnibus Incentive Plan.

		Weighted-Average	Number of Securities Remaining
	Number of Securities to	Exercise Price of	Available for Future Issuance
	be Issued Upon Exercise	Outstanding	Under Equity Compensation Plans
	of Outstanding Options,	Options, Warrants	(excluding securities reflected
	Warrants and Rights	and Rights ($)	in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans
Approved by Security Holders:
Omnibus Incentive Plan	1,486,962	$30.43	8,066,938
1995 Stock Option Plan	192,428	$128.89	—
Directors’ Stock Option Plan	14,100	$119.93	—
Directors’ Deferred Compensation Program	—	$0.00	—
Equity Compensation Plans
Not Approved by Security Holders:
Raymond J. Milchovich (1)	130,000	$49.85	—
M.J. Rosenthal & Associates, Inc. (2)	25,000	$18.80	—
2004 Stock Option Plan (3)	72,376	$13.10	—

Total	1,920,866	$41.46	8,066,938

(1)	Under the terms of his employment agreement, dated October 22, 2001, Mr. Milchovich received an option to purchase 130,000 of our common shares on October 22, 2001. This option was granted at an exercise price of $49.85 and vested 20% each year over the five-year term of the agreement. The option exercise price is equal to the median of the high and low price of our common shares on the grant date. The option has a term of 10 years from the date of grant.

(2)	Under the terms of the consulting agreement with M.J. Rosenthal & Associates, Inc. on May 7, 2002, we granted a nonqualified stock option to purchase 25,000 of our common shares at a price of $18.80 with a term of 10 years from the date of grant. The exercise price is equal to the mean of the high and low price of our common shares on the date of grant. The option is exercisable on or after March 31, 2003. The option, to the extent not then exercised, shall terminate upon any breach of certain covenants contained in the consulting agreement.

(3)	Under the terms of the 2004 Stock Option Plan, adopted by the Board of Directors in September 2004, one of our senior executives was granted options to purchase 338,000 common shares at an exercise price of $11.60 per common share on August 8, 2005. Such options expire on August 7, 2008. One-third of the options vested in the fourth quarter of 2005 and the balance vested during the fourth quarter of 2006. As of December 28, 2007, options to purchase 40,000 common shares at an exercise price of $11.60 per common share remained outstanding.

On October 10, 2005, one of our senior executives was granted options under the 2004 Stock Option Plan to purchase 104,330 common shares at an exercise price of $14.975 per common share. Such options expire on October 9, 2008. One-third of the options vested in the fourth quarter of 2005 and the balance vested during the fourth quarter of 2006. As of December 28, 2007, options to purchase 26,082 common shares at an exercise price of $14.975 per common share remained outstanding.

On November 8, 2005, our non-employee directors were issued options under the 2004 Stock Option Plan to purchase 14,686 common shares at an exercise price of $14.838 per common share. Such options expire on September 30, 2010. The non-employee director options vested in one-twelfth increments until fully vested on September 30, 2006. As of December 28, 2007, options to purchase 6,294 common shares at an exercise price of $14.838 per common share remained outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 incorporates information by reference to our definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year ended December 28, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Item 14 incorporates information by reference to our definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year ended December 28, 2007.

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

(3)	Exhibits

Exhibit
No.	Exhibits

3.1	Memorandum of Association of Foster Wheeler Ltd. (Filed as Annex II to Foster Wheeler Ltd.’s Form S-4/A (File No. 333-52468), filed on March 9, 2001, and incorporated herein by reference.)
3.2	Memoranda of Reduction of Share Capital and Memorandum of Increase in Share Capital each dated December 1, 2004. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, dated November 29, 2004 and filed on December 2, 2004, and incorporated herein by reference.)
3.3	Certificate of Designation relating to Foster Wheeler Ltd.’s Series B Convertible Preferred Shares, adopted on September 24, 2004. (Filed as Exhibit 3.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 24, 2004, and incorporated herein by reference.)
3.4	Bye-Laws of Foster Wheeler Ltd., amended May 9, 2006. (Filed as Exhibit 3.2 to Foster Wheeler Ltd.’s Form 8-K, dated May 9, 2006 and filed on May 12, 2006, and incorporated herein by reference.)
3.5	Memorandum of Increase of Share Capital dated February 7, 2008.
4.0	Foster Wheeler Ltd. hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler Ltd. and its consolidated subsidiaries to the Commission upon request.
10.1	Registration Rights Agreement, dated as of September 24, 2004, by and among Foster Wheeler Ltd., Foster Wheeler LLC, the guarantors listed therein and each of the purchasers signatory thereto. (Filed as Exhibit 4.5 to Foster Wheeler Ltd.’s registration statement on Form S-4 (File No. 119841), filed on October 20, 2004, and incorporated by reference herein.)
10.2	Waiver of the Registration Rights Agreement, dated as of February 2, 2006, by and among Foster Wheeler Ltd., Foster Wheeler LLC, on behalf of themselves and the subsidiary guarantors and Citigroup Global Capital Markets Inc. (Filed as Exhibit 10.13 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 30, 2005, and incorporated herein by reference.)
10.3	Waiver of the Registration Rights Agreement, dated as of February 2, 2006, by and among Foster Wheeler Ltd., Foster Wheeler LLC, on behalf of themselves and the subsidiary guarantors and Merrill Lynch Global Allocation Fund, Inc., Merrill Lynch International Investment Fund-MLIIF Global Allocation Fund, Merrill Lynch Variable Series Fund, Inc.-Merrill Lynch Global Allocation V.I. Fund, and Merrill Lynch Series Funds, Inc.-Global Allocation Strategy Portfolio. (Filed as Exhibit 10.14 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 30, 2005, and incorporated herein by reference.)
10.4	Credit Agreement, dated September 13, 2006, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation, Foster Wheeler International Corporation, and Foster Wheeler Inc., as Borrowers, the guarantors party thereto, the lenders party thereto, BNP Paribas as Administrative Agent, BNP Paribas Securities Corp. as Sole Bookrunner and Sole Lead Arranger, and Calyon New York Branch as Syndication Agent. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated September 13, 2006 and filed on September 14, 2006, and incorporated herein by reference.)

Exhibit
No.	Exhibits

10.5	Amendment No. 1, dated May 4, 2007, to the Credit Agreement, dated September 13, 2006, between Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation, Foster Wheeler International Corporation, Foster Wheeler Inc., Foster Wheeler Ltd., Foster Wheeler Holdings Ltd., the subsidiary guarantors party thereto, the lenders party thereto, and BNP Paribas. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 30, 2007, and incorporated herein by reference.)
10.6	Guarantee Facility, dated July 22, 2005, among Foster Wheeler Limited, Foster Wheeler Energy Limited, Foster Wheeler World Services Limited, Foster Wheeler (G.B.) Limited and The Bank of Scotland regarding, among other things, a £50,000,000 guarantee facility and a £150,000,000 forward foreign exchange facility. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
10.7	Corporate Guarantee, dated July 25, 2005, among Foster Wheeler Limited, Foster Wheeler Energy Limited, Foster Wheeler World Services Limited, Foster Wheeler (G.B.) Limited and The Bank of Scotland. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
10.8	Form of Debenture, dated July 25, 2005, issued in favor of The Bank of Scotland as Security Trustee. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
10.9	Lease Agreement, dated as of August 16, 2002, by and among Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.15 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference.)
10.10	Amendment to the Lease Agreement, dated as of January 6, 2003, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.30 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002, and incorporated herein by reference.)
10.11	Amendment No. 2, dated as of April 21, 2003, to the Lease Agreement between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.7 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, and incorporated herein by reference.)
10.12	Amendment No. 3, dated as of July 14, 2003, to the Lease Agreement dated August 16, 2002, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.6 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, and incorporated herein by reference.)
10.13	Guaranty and Suretyship Agreement, dated as of August 16, 2002, made by Foster Wheeler LLC, Foster Wheeler Ltd., Foster Wheeler Inc., Foster Wheeler International Holdings, Inc. and Energy (NJ) QRS 15-10, Inc. (Filed as Exhibit 10.14 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.14	Deed between Foster Wheeler LLC and Foster Wheeler Realty Services, Inc. and CIT Group Inc. (NJ), dated as of March 31, 2003. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003 and incorporated herein by reference.)
10.15	Preliminary Agreement for the Sale of Quotas, dated January 31, 2006, between Foster Wheeler Italiana S.p.A., Fineldo S.p.A. and MPE S.p.A. (Filed as Exhibit 10.29 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 30, 2005, and incorporated herein by reference.)
10.16	Foster Wheeler Inc. Directors’ Stock Option Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s post effective amendment to Form S-8 (Registration No. 333-25945-99), filed on June 27, 2001, and incorporated herein by reference.)
10.17	1995 Stock Option Plan of Foster Wheeler Inc. (as Amended and Restated as of September 24, 2002). (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference.)
10.18	Foster Wheeler Annual Executive Short-term Incentive Plan, as amended and restated effective January 1, 2006. (Filed as Exhibit 10.20 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 29, 2006, and incorporated herein by reference.)
10.19	Foster Wheeler Ltd. 2004 Stock Option Plan. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated September 29, 2004 and filed on October 1, 2004, and incorporated herein by reference.)

Exhibit
No.	Exhibits

10.20	First Amendment to the Foster Wheeler Ltd. 2004 Stock Option Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10.21	Form of First Amendment to the Foster Wheeler Ltd. 2004 Stock Option Plan with respect to non-employee directors. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10.22	Form of Amended and Restated Notice of Stock Option Grant with respect to executive officers, officers and key employees. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10.23	Foster Wheeler Ltd. Omnibus Incentive Plan. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated May 9, 2006 and filed on May 12, 2006, and incorporated herein by reference.)
10.24	Form of Director’s Stock Option Agreement effective June 16, 2006 by and between Foster Wheeler Ltd. and each of Ralph Alexander, Eugene Atkinson, Diane C. Creel, Robert C. Flexon, Stephanie Hanbury-Brown, Joseph J. Melone and James D. Woods. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated June 14, 2006 and filed on June 16, 2006, and incorporated herein by reference.)
10.25	Form of Employee Nonqualified Stock Option Agreement effective November 15, 2006 with respect to certain employees and executive officers. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 15, 2006 and filed on November 17, 2006, and incorporated herein by reference.)
10.26	Form of Employee Restricted Stock Unit Award Agreement effective November 15, 2006 with respect to certain employees and executive officers. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated November 15, 2006 and filed on November 17, 2006, and incorporated herein by reference.)
10.27	Form of Director Nonqualified Stock Option Agreement effective November 15, 2006 with respect to non-employee directors. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 8-K, dated November 15, 2006 and filed on November 17, 2006, and incorporated herein by reference.)
10.28	Form of Director Restricted Stock Unit Agreement effective November 15, 2006 with respect to non-employee directors. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 8-K, dated November 15, 2006 and filed on November 17, 2006, and incorporated herein by reference.)
10.29	Warrant Agreement between Foster Wheeler Ltd. and Mellon Investor Services LLC, including forms of warrant certificates. (Filed as Exhibit 4.10 to Foster Wheeler Ltd.’s registration statement on Form S-3 (File No. 333-120076), filed on October 29, 2004 and incorporated herein by reference.)
10.30	Master Guarantee Agreement, dated as of May 25, 2001, by and among Foster Wheeler LLC, Foster Wheeler International Holdings, Inc. and Foster Wheeler Ltd. (Filed as Exhibit 10.9 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference.)
10.31	Form of Change of Control Agreement, dated as of May 25, 2001, and entered into by the Company with executive officers. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference.)
10.32	Form of Indemnification Agreement for directors and officers of the Company and Foster Wheeler Inc., dated as of November 3, 2004. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 3, 2004 and filed on November 8, 2004, and incorporated herein by reference.)
10.33	Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich, dated as of August 11, 2006. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated August 7, 2006 and filed on August 11, 2006, and incorporated herein by reference.)
10.34	First Amendment to the Employment Agreement, dated January 30, 2007, between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated January 30, 2007 and filed on February 2, 2007, and incorporated herein by reference.)
10.35	Second Amendment to the Employment Agreement, dated February 27, 2007, between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated February 27, 2007 and filed on March 2, 2007, and incorporated herein by reference.)
10.36	Stock Option Agreement of Raymond J. Milchovich, dated as of October 22, 2001. (Filed as Exhibit 10.13 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)

Exhibit
No.	Exhibits

10.37	Employee’s Restricted Stock Award Agreement of Raymond J. Milchovich, dated as of August 11, 2006. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated August 7, 2006 and filed on August 11, 2006, and incorporated herein by reference.)
10.38	Employee Nonqualified Stock Option Agreement of Raymond J. Milchovich, dated as of August 11, 2006. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 8-K, dated August 7, 2006 and filed on August 11, 2006, and incorporated herein by reference.)
10.39	Employment Agreement between Foster Wheeler Ltd. and John T. La Duc, dated as of April 14, 2004. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, dated April 14, 2004 and filed on April 15, 2004, and incorporated herein by reference.)
10.40	First Amendment to the Employment Agreement, dated as of October 6, 2006, between Foster Wheeler Ltd. and John T. La Duc. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated October 5, 2006 and filed on October 10, 2006, and incorporated herein by reference.)
10.41	Second Amendment to the Employment Agreement, dated as of January 30, 2007, between Foster Wheeler Ltd. and John T. La Duc. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated January 30, 2007 and filed on February 2, 2007, and incorporated herein by reference.)
10.42	Change of Control Employment Agreement between Foster Wheeler Inc. and John T. La Duc, dated as of April 14, 2004. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K, dated April 14, 2004 and filed on April 15, 2004, and incorporated herein by reference.)
10.43	Consulting Agreement, dated as of September 1, 2007, between Foster Wheeler Inc. and John T. La Duc (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 28, 2007, and incorporated herein by reference.)
10.44	Employment Agreement between Foster Wheeler Ltd. and Peter J. Ganz, dated as of October 10, 2005. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
10.45	First Amendment to the Employment Agreement, dated as of October 6, 2006, between Foster Wheeler Ltd. and Peter J. Ganz. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K, dated October 5, 2006 and filed on October 10, 2006, and incorporated herein by reference.)
10.46	Change of Control Employment Agreement between Foster Wheeler Inc. and Peter J. Ganz, dated as of October 10, 2005. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
10.47	Restricted Stock Award Agreement of Peter J. Ganz, dated as of October 24, 2005. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
10.48	English Translation of Supplemental Employment Agreement, effective as of November 12, 2007, among Foster Wheeler Continental Europe S.r.L., Foster Wheeler Ltd., and Franco Baseotto. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 12, 2007 and filed on November 14, 2007, and incorporated herein by reference.)
10.49	English Translation of Change of Control Agreement, effective as of November 12, 2007, among Foster Wheeler Continental Europe S.r.L., Foster Wheeler Ltd., and Franco Baseotto. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated November 12, 2007 and filed on November 14, 2007, and incorporated herein by reference.)
21.0	Subsidiaries of the Registrant.
23.0	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD.
(Registrant)

By:	/s/ Franco Baseotto
Franco Baseotto
Executive Vice President, Chief Financial
Officer and Treasurer
Date: February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed, as of February 26, 2008, by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title

/s/ Raymond J. Milchovich Raymond J. Milchovich (Principal Executive Officer)	Director, Chairman of the Board and Chief Executive Officer

/s/ Franco Baseotto Franco Baseotto (Principal Financial Officer)	Executive Vice President, Chief Financial Officer and Treasurer

/s/ Lisa Z. Wood Lisa Z. Wood (Principal Accounting Officer)	Vice President and Controller

/s/ Eugene D. Atkinson Eugene D. Atkinson	Director

/s/ Diane C. Creel Diane C. Creel	Director

/s/ Steven J. Demetriou Steven J. Demetriou	Director

/s/ Jack A. Fusco Jack A. Fusco	Director

/s/ Robert C. Flexon Robert C. Flexon	Director

/s/ Edward G. Galante Edward G. Galante	Director

/s/ Stephanie Hanbury-Brown Stephanie Hanbury-Brown	Director

/s/ James D. Woods James D. Woods	Director