Form 10-Q
period 2008-03-28
FOSTER WHEELER LTD
filed 2008-05-07
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 144,146,806 common shares ($0.01 par value) were outstanding as of April 25, 2008.

FOSTER WHEELER LTD.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	Three Months Ended
	March 28,	March 30,
	2008	2007
Operating revenues	$1,795,724	$1,152,122
Cost of operating revenues	(1,578,753)	(944,610)

Contract profit	216,971	207,512

Selling, general and administrative expenses	(64,896)	(55,088)
Other income	19,534	5,764
Other deductions	(11,891)	(8,172)
Interest income	10,531	5,752
Interest expense	(6,151)	(4,725)
Minority interest in income of consolidated affiliates	(473)	(2,309)
Net asbestos-related gain	14,188	—

Income before income taxes	177,813	148,734
Provision for income taxes	(39,750)	(33,909)

Net income	$138,063	$114,825

Earnings per common share (see Note 1):
Basic	$0.96	$0.82

Diluted	$0.95	$0.80

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)
(unaudited)

	March 28,	December 28,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,160,191	$1,048,544
Accounts and notes receivable, net:
Trade	575,171	580,883
Other	134,113	98,708
Contracts in process	239,918	239,737
Prepaid, deferred and refundable income taxes	39,162	36,532
Other current assets	44,798	39,979

Total current assets	2,193,353	2,044,383

Land, buildings and equipment, net	349,903	337,485
Restricted cash	36,183	20,937
Notes and accounts receivable — long-term	2,564	2,941
Investments in and advances to unconsolidated affiliates	220,748	198,346
Goodwill, net	62,672	53,345
Other intangible assets, net	64,869	61,190
Asbestos-related insurance recovery receivable	307,053	324,588
Other assets	94,781	93,737
Deferred income taxes	110,946	112,036

TOTAL ASSETS	$3,443,072	$3,248,988

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments on long-term debt	$19,520	$19,368
Accounts payable	327,591	372,531
Accrued expenses	308,153	331,814
Billings in excess of costs and estimated earnings on uncompleted contracts	835,542	744,236
Income taxes payable	79,655	55,824

Total current liabilities	1,570,461	1,523,773

Long-term debt	193,386	185,978
Deferred income taxes	81,998	81,008
Pension, postretirement and other employee benefits	285,915	290,741
Asbestos-related liability	359,429	376,803
Other long-term liabilities and minority interest	213,303	216,916
Commitments and contingencies

TOTAL LIABILITIES	2,704,492	2,675,219

Temporary Equity:
Non-vested restricted awards subject to redemption	2,425	2,728

TOTAL TEMPORARY EQUITY	2,425	2,728

Shareholders’ Equity:
Preferred shares:
$0.01 par value; authorized: March 28, 2008 - 901,564 shares and December 28, 2007 - 901,943 shares; issued and outstanding: March 28, 2008 - 1,508 shares and December 28, 2007 - 1,887 shares	—	—
Common shares:
$0.01 par value; authorized: March 28, 2008 - 296,007,390 shares and December 28, 2007 - 296,007,011 shares; issued and outstanding: March 28, 2008 - 144,135,031 shares and December 28, 2007 - 143,877,804 shares	1,441	1,439
Paid-in capital	1,389,952	1,385,311
Accumulated deficit	(416,532)	(554,595)
Accumulated other comprehensive loss	(238,706)	(261,114)

TOTAL SHAREHOLDERS’ EQUITY	736,155	571,041

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$3,443,072	$3,248,988

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands of dollars, except share data)
(unaudited)

	Three Months Ended
	March 28, 2008		March 30, 2007
	Shares	Amount	Shares	Amount
Preferred Shares:
Balance at beginning of period	1,887	$—	3,658	$—
Preferred shares converted into common shares	(379)	—	(189)	—

Balance at end of period	1,508	$—	3,469	$—

Common Shares:
Balance at beginning of period	143,877,804	$1,439	138,182,948	$1,382
Issuance of common shares upon exercise of common share purchase warrants	63,465	1	22,004	—
Issuance of common shares upon exercise of stock options	82,446	1	1,744,752	18
Issuance of common shares upon vesting of restricted awards	62,046	—	679,600	7
Issuance of common shares upon conversion of preferred shares	49,270	—	24,570	—

Balance at end of period	144,135,031	$1,441	140,653,874	$1,407

Paid-in Capital:
Balance at beginning of period		$1,385,311		$1,348,800
Issuance of common shares upon exercise of common share purchase warrants		297		103
Issuance of common shares upon exercise of stock options		1,519		8,985
Share-based compensation expense-stock options and restricted awards		2,797		809
Excess tax benefit related to equity-based incentive program		29		1,712
Issuance of common shares upon vesting of restricted awards		(1)		(7)

Balance at end of period		$1,389,952		$1,360,402

Accumulated Deficit:
Balance at beginning of period		$(554,595)		$(944,113)
Cumulative effect of adoption of FIN 48		—		(4,356)

Balance at beginning of period, as adjusted		(554,595)		(948,469)
Net income for the period		138,063		114,825

Balance at end of period		$(416,532)		$(833,644)

Accumulated Other Comprehensive Loss:
Balance at beginning of period		$(261,114)		$(343,342)
Foreign currency translation adjustments		21,062		5,064
Net (loss)/gain on derivative instruments designated as cash flow hedges, net of tax		(2,355)		353
Pension and other postretirement benefits, net of tax		3,701		4,050

Balance at end of period		$(238,706)		$(333,875)

Total Shareholders’ Equity		$736,155		$194,290

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in thousands of dollars)
(unaudited)

	Three Months Ended
	March 28,	March 30,
	2008	2007
Net income	$138,063	$114,825
Foreign currency translation adjustments	21,062	5,064
Net (loss)/gain on derivative instruments designated as cash flow hedges, net of tax	(2,355)	353
Pension and other postretirement benefits, net of tax	3,701	4,050

Comprehensive income	$160,471	$124,292

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Three Months Ended
	March 28,	March 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$138,063	$114,825
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	11,356	8,838
Net asbestos-related gain	(14,188)	—
Share-based compensation expense-stock options and restricted awards	2,494	1,647
Excess tax benefit related to equity-based incentive program	(29)	(1,308)
Deferred tax	2,528	5,640
Loss/(gain) on sale of assets	16	(49)
Equity in the net earnings of partially-owned affiliates, net of dividends	(11,782)	359
Other noncash items	452	2,360
Changes in assets and liabilities:
Decrease/(increase) in receivables	19,104	(31,372)
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	63,886	(71,955)
Decrease in accounts payable and accrued expenses	(105,133)	(30,134)
Increase in income taxes payable	21,910	13,622
Net change in other assets and liabilities	(14,254)	(38,875)

Net cash provided by/(used in) operating activities	114,423	(26,402)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(7,740)	(1,473)
Change in restricted cash	(13,424)	(12)
Capital expenditures	(14,536)	(6,140)
Proceeds from sale of assets	65	72
Investments in and advances to unconsolidated affiliates	(1,070)	(461)
Return of investment from unconsolidated affiliates	—	6,324

Net cash used in investing activities	(36,705)	(1,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Partnership distributions to minority partners	(6,684)	(2,063)
Proceeds from common share purchase warrant exercises	298	103
Proceeds from stock option exercises	1,520	9,003
Excess tax benefit related to equity-based incentive program	29	1,308
Proceeds from issuance of long-term debt	3,107	—
Repayment of long-term debt and capital lease obligations	(420)	(434)

Net cash (used in)/provided by financing activities	(2,150)	7,917

Effect of exchange rate changes on cash and cash equivalents	36,079	2,625

Increase/(decrease) in cash and cash equivalents	111,647	(17,550)
Cash and cash equivalents at beginning of year	1,048,544	610,887

Cash and cash equivalents at end of period	$1,160,191	$593,337

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
     The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in our annual report on Form 10-K for the fiscal year ended December 28, 2007 (“2007 Form 10-K”), filed with the Securities and Exchange Commission on February 26, 2008. The condensed consolidated balance sheet as of December 28, 2007 was derived from the audited financial statements included in our 2007 Form 10-K, but does not include all the disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. A summary of our significant accounting policies is presented below.
     Principles of Consolidation — The condensed consolidated financial statements include the accounts of Foster Wheeler Ltd. and all significant domestic and foreign subsidiaries as well as certain entities in which we have a controlling interest. Intercompany transactions and balances have been eliminated.
     Our fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations. There were 13 weeks in the first quarter in both fiscal years 2008 and 2007.
     Capital Alterations — On January 8, 2008, our shareholders approved an increase in our authorized share capital at a special general meeting of common shareholders.  The increase in authorized share capital was necessary in order to effect a two-for-one stock split of our common shares which was approved by our Board of Directors on November 6, 2007. The stock split was effected on January 22, 2008 in the form of a stock dividend to common shareholders of record at the close of business on January 8, 2008 in the ratio of one additional Foster Wheeler Ltd. common share in respect of each common share outstanding. As a result, all references to share capital, the number of shares, stock options, restricted awards, per share amounts, cash dividends, and any other reference to shares in the condensed consolidated financial statements, unless otherwise noted, have been adjusted to reflect the stock split on a retroactive basis.
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
     Revenues and profits on cost-reimbursable contracts are recorded as the services are rendered based on the estimated revenue per man-hour, including any incentives assessed as probable. We include flow-through costs consisting of materials, equipment or subcontractor services as revenue on cost-reimbursable contracts when we have overall responsibility as the contractor for the engineering specifications and procurement or procurement services for such costs.
     Contracts in process are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts.

     We have numerous contracts that are in various stages of completion. Such contracts require estimates to determine the extent of revenue and profit recognition. These estimates may be revised from time to time as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” we review all of our material contracts monthly and revise our estimates as appropriate. These estimate revisions, which include both increases and decreases in estimated profit, result from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, providing services and purchasing third-party materials and equipment at costs differing from those previously estimated and testing of completed facilities which, in turn, eliminates or confirms completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and, therefore, tend to be earned late in a project’s life cycle. There were 6 and 16 separate projects that had final estimated profit revisions exceeding $1,000 during the first quarter of fiscal years 2008 and 2007, respectively. The changes in final estimated profits resulted in net increases to contract profit of $2,130 and $18,460 in the first quarter of fiscal years 2008 and 2007, respectively. Please see Note 11 for further information related to changes in final estimated profits.
     Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims in accordance with paragraph 65 of SOP 81-1, which states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Under SOP 81-1, those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. As of March 28, 2008, our condensed consolidated financial statements assumed recovery of commercial claims of $26,400, of which $1,700 was yet to be expended. Similarly, as of December 28, 2007, our condensed consolidated financial statements assumed recovery of commercial claims of $22,200, of which $3,700 was yet to be expended.
     In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. We had no deferred pre-contract costs as of March 28, 2008 or December 28, 2007.
     Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the corresponding service contracts.
     Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments with original maturities of three months or less. Cash and cash equivalents of $883,155 and $800,036 were maintained by our foreign subsidiaries as of March 28, 2008 and December 28, 2007, respectively. These subsidiaries require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, a portion of these funds may not be readily available for repatriation to U.S. entities.
     Trade Accounts Receivable — Trade accounts receivable represent amounts billed to customers. In accordance with terms under our long-term contracts, our customers may withhold certain percentages of such billings until completion and acceptance of the work performed. Final payments of all such amounts withheld might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, are included in current assets on the condensed consolidated balance sheet.
     Trade accounts receivable are continually evaluated for collectibility. Provisions are established on a project-specific basis when there is an issue associated with the client’s ability to make payments or there are circumstances where the client is not making payment due to contractual issues.

     Contracts in Process and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts — Under long-term contracts, amounts recorded in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts may not be realized or paid, respectively, within a one-year period. In conformity with industry practice, however, the full amount of contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts is included in current assets and current liabilities on the condensed consolidated balance sheet, respectively.
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
     Investments in and Advances to Unconsolidated Affiliates — We use the equity method of accounting for affiliates in which our investment ownership ranges from 20% to 50% unless significant economic or governance considerations indicate that we are unable to exert significant influence in which case the cost method is used. The equity method is also used for affiliates in which our investment ownership is greater than 50% but we do not have a controlling interest. Currently, all of our investments in affiliates in which our investment ownership is 20% or greater and that are not consolidated are recorded using the equity method. Affiliates in which our investment ownership is less than 20% are carried at cost.
     Intangible Assets — Intangible assets consist principally of goodwill, trademarks and patents. Goodwill is allocated to our reporting units on a relative fair value basis at the time of the original purchase price allocation. Patents and trademarks are amortized on a straight-line basis over periods of 11 to 40 years.
     We test goodwill for impairment at the reporting unit level as defined in SFAS No. 142, “Goodwill and Other Intangible Assets.” This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is estimated based on discounted future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each fiscal year, we evaluate goodwill at each reporting unit to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     As described further in Note 2, in February 2008, we acquired a biopharmaceutical engineering company. In conjunction with the acquisition, we recorded $5,434 of goodwill and $3,600 of identifiable intangible assets. We are in the process of obtaining appraisals of the tangible and intangible assets acquired and we will evaluate and may adjust the initial purchase price allocation as additional information related to the fair values of the assets and liabilities become known.
     We had total goodwill of $62,672 and $53,345 as of March 28, 2008 and December 28, 2007, respectively. Of the $62,672 of goodwill as of March 28, 2008, $57,238 is related to our global power business group and $5,434 is related to our global engineering and construction group. In fiscal year 2007, the fair value of all reporting units exceeded the carrying amounts except for a domestic reporting unit, where a goodwill impairment charge of $2,401 was recorded related to winding down of certain operations.

     We had total unamortized identifiable intangible assets of $64,869 and $61,190 as of March 28, 2008 and December 28, 2007, respectively. Of the $64,869 of identifiable intangible assets as of March 28, 2008, $61,269 is related to our global power business group and $3,600 is related to our global engineering and construction group. The following table details amounts relating to our identifiable intangible assets:

	March 28, 2008			December 28, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$39,905	$(21,545)	$18,360	$39,375	$(21,026)	$18,349
Trademarks	64,270	(21,061)	43,209	63,344	(20,503)	42,841
Customer relationships and backlog	3,300	—	3,300	—	—	—

Total	$107,475	$(42,606)	$64,869	$102,719	$(41,529)	$61,190

     Amortization expense related to patents and trademarks which is recorded within cost of operating revenues on the condensed consolidated statement of operations, totaled $1,077 and $900 for the fiscal quarters ended March 28, 2008 and March 30, 2007, respectively. Amortization expense is expected to approximate $4,000 each year in the next five years.
     Income Taxes — Deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
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
     We maintain a foreign currency risk-management strategy that uses foreign currency forward contracts to protect us from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates between the functional currencies of our subsidiaries and the foreign currencies in which some of our operating purchases and sales are denominated. We utilize these contracts solely to hedge specific foreign currency exposures, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the fiscal quarters ended March 28, 2008 and March 30, 2007, none of the contracts met the requirements for hedge accounting under SFAS No. 133. Accordingly, we recorded pretax foreign exchange losses of $636 and $447 for the fiscal quarters ended March 28, 2008 and March 30, 2007, respectively. These amounts were recorded in the following line items on the condensed consolidated statement of operations for the periods indicated:

	Three Months Ended
	March 28,	March 30,
	2008	2007
Cost of operating revenues	$(772)	$(356)
Other income/(deductions)	136	(91)

Pretax loss	$(636)	$(447)

     The mark-to-market adjustments on foreign exchange contracts for these unrealized gains or losses are recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the condensed consolidated balance sheet.
     During the fiscal quarters ended March 28, 2008 and March 30, 2007, we included cash inflows/(outflows) on the settlement of derivatives of $975 and $1,152, respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities in the condensed consolidated statement of cash flows.
     Interest Rate Risk — We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. Certain of our affiliates in which we have an equity interest also use interest rate swap contracts to manage interest rate risk associated with their limited recourse project debt. Upon entering into the swap contracts, we designate the interest rate swaps as cash flow hedges in accordance with SFAS No. 133. We assess at inception, and on an ongoing basis, whether the interest rate swaps are highly effective in offsetting changes in the cash flows of the project debt. Consequently, we record the fair value of our interest rate swap contracts in our condensed consolidated balance sheet at each balance sheet date. Changes in the fair value of the interest rate swap contracts are recorded as a component of comprehensive income on our condensed consolidated statement of comprehensive income. As of March 28, 2008 and December 28, 2007, we had a net (loss)/gain on the swap contracts of $(682) and $1,673, respectively, which net of a tax (benefit)/provision of $(259) and $635, respectively, was included in accumulated other comprehensive loss on the condensed consolidated balance sheet.
     Earnings per Common Share — Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period, excluding non-vested restricted shares of 165,960 and 248,940 as of March 28, 2008 and March 30, 2007, respectively. Restricted shares and restricted share units (collectively, “restricted awards”) are included in the weighted-average number of common shares outstanding when such restricted awards vest.
     Diluted earnings per common share is computed by dividing net income by the combination of the weighted-average number of common shares outstanding during the reporting period and the impact of dilutive securities, if any, such as outstanding stock options, warrants to purchase common shares and the non-vested portion of restricted awards to the extent such securities are dilutive.
     In profitable periods, outstanding stock options and warrants have a dilutive effect under the treasury stock method when the average common share price for the period exceeds the assumed proceeds from the exercise of the warrant or option. The assumed proceeds include the exercise price, compensation cost, if any, for future service that has not yet been recognized in the condensed consolidated statement of operations, and any tax benefits that would be recorded in paid-in capital when the option or warrant is exercised. Under the treasury stock method, the assumed proceeds are assumed to be used to repurchase common shares in the current period. The dilutive impact of the non-vested portion of restricted awards is determined using the treasury stock method, but the proceeds include only the unrecognized compensation cost and tax benefits as assumed proceeds.

     The computations of basic and diluted earnings per common share were as follows:

	Three Months Ended
	March 28,	March 30,
	2008	2007
Basic earnings per common share:
Net income	$138,063	$114,825
Weighted-average number of common shares outstanding for basic earnings per common share	143,917,790	139,507,752

Basic earnings per common share	$0.96	$0.82

Diluted earnings per common share:
Net income	$138,063	$114,825
Weighted-average number of common shares outstanding for basic earnings per common share	143,917,790	139,507,752
Effect of dilutive securities:
Options to purchase common shares	595,867	1,593,904
Warrants to purchase common shares	615,050	2,304,972
Non-vested portion of restricted awards	169,807	124,428

Weighted-average number of common shares outstanding for diluted earnings per common share	145,298,514	143,531,056

Diluted earnings per common share	$0.95	$0.80

     The following table summarizes the common share equivalent of potentially dilutive securities that have been excluded from the denominator used in the calculation of diluted earnings per common share due to their antidilutive effect:

	Three Months Ended
	March 28,	March 30,
	2008	2007
Common shares issuable under outstanding options not included in the computation of diluted earnings per common share because the assumed proceeds were greater than the average common share price for the period	472,955	1,353,652

     Share-Based Compensation Plans — Our share-based compensation plans are accounted for in accordance with the provisions of SFAS No. 123R, “Share-Based Payment.” We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:
•	Expected volatility — we estimate the volatility of our common share price at the date of grant using historical volatility adjusted for periods of unusual stock price activity.

•	Expected term — we estimate the expected term of options granted to our chief executive officer based on a combination of vesting schedules, contractual life of the option, past history and estimates of future exercise behavior patterns as outlined in SFAS No. 123R. For grants to other employees and the remaining directors, we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”

•	Risk-free interest rate — we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

•	Dividends — we use an expected dividend yield of zero because we have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends.

     We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	Three Months Ended
	March 28,	March 30,
	2008	2007
Expected volatility	45.91%	42.23%
Expected term	3.63 years	3.29 years
Risk-free interest rate	2.13%	4.48%
Expected dividend yield	0%	0%
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
     Recent Accounting Developments — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial assets and liabilities, as well as for any other assets and liabilities that are required to be measured at fair value on a recurring basis, in financial statements for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a partial one-year deferral of SFAS No. 157 for nonfinancial assets and liabilities that are only subject to fair value measurement on a non-recurring basis. We have elected to defer the application of SFAS No. 157 for our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis until the fiscal year beginning December 27, 2008, and are in the process of assessing its impact on our financial position and results of operations related to such assets and liabilities. Our financial assets and liabilities that are recorded at fair value consist primarily of the assets or liabilities arising from derivative financial instruments. The adoption of SFAS No. 157 did not have a material effect on our financial position or results of operations.
     SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.

     SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:
•	Level 1: Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies.

•	Level 3: Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant.
     We utilize foreign currency forward contracts to protect us from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. We also use interest rate swap contracts to manage interest rate risk associated with some of our variable rate debt. The foreign currency forward contracts and interest rate swap contracts are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 2.
     The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 28, 2008:

March 28,
2008
Assets:
Foreign currency forward contracts	$11,358
Interest rate swap contracts	1,625

Liabilities:
Foreign currency forward contracts	3,511
Interest rate swap contracts	2,566
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R replaces SFAS No. 141, “Business Combinations” and changes the accounting treatment for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. Most of the provisions of SFAS No. 141R apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. We are currently assessing the impact that SFAS No. 141R may have on our financial position, results of operations and cash flows.

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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance and cash flows. SFAS No. 161 changes the disclosure requirements about the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect the company’s financial position, financial performance and cash flows. Additionally, SFAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, SFAS No. 161 requires cross-referencing within the footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently assessing the impact that SFAS No. 161 may have on our financial statement disclosures.
2. Business Combinations
     In February 2008, we acquired all of the outstanding capital stock of a biopharmaceutical engineering company, based in Philadelphia, Pennsylvania, for $8,490 plus up to $3,638 to be paid over the following three years if certain conditions are met, plus up to an additional $8,700 to be paid if certain performance milestones are met over the following three years. This company provides design, engineering, manufacture, installation, validation and startup/commissioning services to the life sciences industry. The purchase price allocation and pro forma information for this acquisition was not material to our condensed consolidated financial statements. This company’s financial results are included within our global engineering and construction business segment.
     In February 2007, we purchased the stock of a Finnish company that owns patented coal flow measuring technology. The purchase price, net of cash acquired was €1,112 (approximately $1,473 at the exchange rate in effect at the time of the acquisition). The purchase price allocation and pro forma financial information for this acquisition was not material to our condensed consolidated financial statements. This company’s financial results are included within our global power business segment.

3.	Equity Interests
     We own a non-controlling equity interest in three electric power generation projects, one waste-to-energy project and one wind farm project in Italy and in a refinery/electric power generation project in Chile. Two electric power generation projects in Italy are each 42% owned by us and the third is 50% owned by us, the waste-to-energy project is 39% owned by us and the wind farm project is 50% owned by us. The project in Chile is 85% owned by us; however, we do not have a controlling interest in the Chilean project as a result of participating rights held by the minority shareholder. We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for the entities (each as a whole) in which we have an equity interest:

	March 28, 2008		December 28, 2007
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Balance Sheet Data:
Current assets	$360,491	$66,550	$294,482	$49,353
Other assets (primarily buildings and equipment)	702,095	144,218	656,796	146,665
Current liabilities	100,392	45,984	72,009	21,044
Other liabilities (primarily long-term debt)	627,383	76,436	576,545	81,696
Net assets	334,811	88,348	302,724	93,278

	Three Months Ended
	March 28, 2008		March 30, 2007
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Income Statement Data:
Total revenues	$109,733	$26,585	$74,573	$10,969
Gross earnings	28,930	16,161	9,084	5,132
Income before income taxes	17,266	15,876	6,211	3,262
Net earnings	10,339	13,177	3,713	3,262
     Our share of equity in the net earnings of these partially-owned affiliates, which is recorded within other income on the condensed consolidated statement of operations, totaled $11,563 and $3,451 for the fiscal quarters ended March 28, 2008 and March 30, 2007, respectively.
     Our investment in the equity affiliates, which is recorded within investments in and advances to unconsolidated affiliates on the condensed consolidated balance sheet, totaled $211,337 and $190,887 as of March 28, 2008 and December 28, 2007, respectively. There were no distributions received in the fiscal quarter ended March 28, 2008 and distributions of $10,851 were received during the fiscal quarter ended March 30, 2007.
     We have guaranteed certain performance obligations of the Chilean project. We have a contingent obligation, which is measured annually based on the operating results of the Chilean project for the preceding year. We did not have a current payment obligation under this guarantee as of December 28, 2007.
     We also have guaranteed the obligations of our subsidiary under the Chilean project’s operations and maintenance agreement. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have ever been paid under the guarantee.

     In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the Chilean project does not generate sufficient cash flow to make such payments. We are required to maintain the debt service reserve letter of credit during the term of the Chilean project’s debt, which matures in 2014. As of March 28, 2008, no amounts have been drawn under this letter of credit.
     Under the Chilean project’s operations and maintenance agreement, our subsidiary provides services for the management, operation and maintenance of the refinery/electric power generation facility. Our fees for these services were $2,333 and $2,069 for the fiscal quarters ended March 28, 2008 and March 30, 2007, respectively, and were recorded in operating revenues on our condensed consolidated statement of operations. We had a receivable from our partially-owned affiliate in Chile of $12,542 and $6,168 recorded in trade accounts and notes receivable on our condensed consolidated balance sheet as of March 28, 2008 and December 28, 2007, respectively.
4. Long-term Debt
     The following table shows the components of our long-term debt:

	March 28, 2008			December 28, 2007
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$1,299	$67,902	$69,201	$1,318	$67,095	$68,413
Special-Purpose Limited Recourse Project Debt:
Camden County Energy Recovery Associates	9,648	31,779	41,427	9,648	31,779	41,427
FW Power S.r.L.	—	51,670	51,670	—	45,041	45,041
Energia Holdings, LLC	4,144	21,101	25,245	4,144	21,101	25,245
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	18	19	37	18	19	37
1999C Bonds at 7.25% interest, due October 15, 2024	—	20,491	20,491	—	20,491	20,491
1999D Accretion Bonds at 7% interest, due October 15, 2009	—	291	291	—	286	286
Intermediate Term Loans in China at 7.02% interest	4,278	—	4,278	4,107	—	4,107
Other	133	133	266	133	166	299

Total	$19,520	$193,386	$212,906	$19,368	$185,978	$205,346

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
     We had $269,658 and $245,765 of letters of credit outstanding under this agreement as of March 28, 2008 and December 28, 2007, respectively. The letter of credit fees ranged from 1.50% to 1.60% of the outstanding amount, excluding a fronting fee of 0.125% per annum. There were no funded borrowings under this agreement as of March 28, 2008 or December 28, 2007.

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
     Pension Benefits — Our defined benefit pension plans cover certain full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation. The components of benefit cost for our pension plans are as follows:

	Three Months Ended March 28, 2008				Three Months Ended March 30, 2007
	United	United			United	United
	States	Kingdom	Other	Total	States	Kingdom	Other	Total
Net periodic benefit cost:
Service cost	$—	$2,715	$176	$2,891	$—	$3,426	$147	$3,573
Interest cost	4,971	12,669	494	18,134	4,644	11,061	385	16,090
Expected return on plan assets	(6,145)	(12,444)	(433)	(19,022)	(4,244)	(11,753)	(402)	(16,399)
Amortization of transition (asset)/obligation	—	(15)	25	10	—	(15)	21	6
Amortization of prior service cost	—	1,281	5	1,286	—	1,268	4	1,272
Amortization of net actuarial loss	678	4,266	115	5,059	779	4,280	149	5,208

Total net periodic benefit cost	$(496)	$8,472	$382	$8,358	$1,179	$8,267	$304	$9,750

Changes recognized in other comprehensive income:
Amortization of transition asset/(obligation)	$—	$15	$(25)	$(10)	$—	$15	$(21)	$(6)
Amortization of prior service cost	—	(1,281)	(5)	(1,286)	—	(1,268)	(4)	(1,272)
Amortization of net actuarial loss	(678)	(4,266)	(115)	(5,059)	(779)	(4,280)	(149)	(5,208)

Total income recognized in other comprehensive income	$(678)	$(5,532)	$(145)	$(6,355)	$(779)	$(5,533)	$(174)	$(6,486)

     The U.S. pension plans, which are frozen to new entrants and additional benefit accruals, and the Canadian, Finnish and French plans are non-contributory. The U.K. plan, which is closed to new entrants, is contributory.
     Based on the funded status at fiscal year-end 2007 and upon our most recent annual valuation report, we do not expect to be required to make any mandatory contributions to our U.S. pension plans in fiscal year 2008. We made mandatory contributions of approximately $7,900 to our foreign pension plans during the fiscal quarter ended March 28, 2008. We expect to make total mandatory contributions of approximately $33,100 to our foreign plans in fiscal year 2008.
     Other Postretirement Benefits — Certain employees in the United States and Canada may become eligible for health care and life insurance benefits (“other postretirement benefits”) if they qualify for and commence normal or early retirement pension benefits as defined in the U.S. and Canadian pension plans while working for us. Additionally, one of our subsidiaries in the United States also has a benefit plan, referred to as the Survivor Income Plan (“SIP”), which provides coverage for an employee’s beneficiary upon the death of the employee. This plan has been closed to new entrants since 1988.

     The components of benefit cost for our other postretirement plans, including the SIP, are as follows:

	Three Months Ended
	March 28,	March 30,
	2008	2007
Net periodic postretirement benefit cost:
Service cost	$33	$37
Interest cost	1,189	1,332
Amortization of prior service credit	(1,190)	(1,190)
Amortization of net actuarial loss	198	408
Other	—	87

Net periodic postretirement benefit cost	$230	$674

Changes recognized in other comprehensive income:
Amortization of prior service credit	$1,190	$1,190
Amortization of net actuarial loss	(198)	(408)

Total loss recognized in other comprehensive income	$992	$782

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

	Maximum	Carrying Amount of Liability
	Potential	March 28,	December 28,
	Payment	2008	2007
Environmental indemnifications	No limit	$8,100	$6,900
Tax indemnifications	No limit	$—	$—
     We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Three Months Ended
	March 28,	March 30,
	2008	2007
Balance at beginning of year	$87,800	$69,900
Accruals	13,700	8,800
Settlements	(1,000)	(3,700)
Adjustments to provisions	(2,300)	(3,900)

Balance at end of period	$98,200	$71,100

     We are contingently liable for performance under standby letters of credit, bank guarantees and surety bonds totaling $927,300 and $818,600 as of March 28, 2008 and December 28, 2007, respectively. These balances include the standby letters of credit issued under the domestic senior credit agreement discussed in Note 4 and from other facilities worldwide. No material claims have been made against these financial guarantees.

     We have also guaranteed certain performance obligations in a Chilean refinery/electric power generation project in which we hold a noncontrolling equity interest. See Note 3 for further information.
7. Preferred Shares
     We issued 599,944 preferred shares in connection with our 2004 equity-for-debt exchange. There were approximately 1,508 preferred shares outstanding as of March 28, 2008. Each preferred share is convertible at the holder’s option into 130 common shares, or up to approximately 196,093 additional common shares if all outstanding preferred shares as of March 28, 2008 are converted.
     The preferred shareholders have no voting rights except in certain limited circumstances. The preferred shares have the right to receive dividends and other distributions, including liquidating distributions, on an as-if-converted basis when and if declared and paid on the common shares. The preferred shares have a $0.01 liquidation preference per share.
8. Share-Based Compensation Plans
     Our share-based compensation plans include both restricted awards and stock option awards. Compensation cost for our share-based plans of $2,494 and $1,647 was charged against income for the fiscal quarters ended March 28, 2008 and March 30, 2007, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations was $120 and $22 for the first quarter of fiscal years 2008 and 2007, respectively. We received $1,520 and $9,003 in cash from option exercises under our share-based compensation plans for the fiscal quarters ended March 28, 2008 and March 30, 2007, respectively.
     As of March 28, 2008, we had $12,389 and $13,931 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those costs are expected to be recognized as expense over a weighted-average period of approximately 32 months.
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
     Cumulatively through March 28, 2008, 3,964,429 Class A warrants and 38,730,407 Class B warrants have been exercised for 19,702,996 common shares. The number of common shares issuable upon the exercise of the remaining outstanding Class A warrants is approximately 634,855 as of March 28, 2008. The remaining outstanding Class B warrants expired on September 24, 2007.
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

     Also in connection with the equity-for-debt exchange consummated in 2004, we entered into a registration rights agreement with certain selling security holders in which we agreed to file a registration statement to cover resales of our securities held by them immediately following the exchange offer. We filed a registration statement in accordance with this agreement on October 29, 2004. The registration statement, which became effective on December 23, 2004, must remain in effect until December 23, 2009 unless certain events occur to terminate our obligations under the registration rights agreement prior to that date. If we fail to maintain the registration statement as required or it becomes unavailable for more than two 45-day periods in any consecutive 12-month period, we are required to pay damages at a rate of $13.7 per day for each day that the registration statement is not effective. As of March 28, 2008, the maximum exposure under this provision is approximately $7,500. We have not, and do not, expect to incur any damages under the registration rights agreement.
10. Income Taxes
     Our effective tax rate is dependent on the location and amount of our taxable earnings and the effects of changes in valuation allowances. Our effective tax rates for the fiscal quarters ended March 28, 2008 and March 30, 2007 were lower than the U.S. statutory rate of 35% due principally to:
•	Income earned in tax jurisdictions with tax rates being lower than the U.S. statutory rate; and

•	A valuation allowance decrease.
     A decrease in our valuation allowance occurred because we recognized earnings in jurisdictions where we have previously recorded a full valuation allowance (primarily the United States and Finland). These variances were partially offset by losses subject to valuation allowance in certain other non-U.S. jurisdictions and other permanent differences.
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
     We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions on our condensed consolidated statement of operations. We recorded $2,005 and $246 in interest expense and penalties during the fiscal quarters ended March 28, 2008 and March 30, 2007, respectively.

11. Business Segments
     We operate through two business groups: our Global Engineering and Construction Group (“Global E&C Group”) and our Global Power Group.
Global Engineering and Construction Group
     Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation and distribution facilities, and gasification facilities. Our Global E&C Group generates revenues from engineering and construction activities pursuant to contracts spanning up to approximately four years in duration and from returns on its equity investments in various power production facilities.
     Our Global E&C Group provides the following services:
•	Engineering, project management and construction management services, including the procurement of equipment, materials and services from third-party suppliers and contractors.

•	Design of facilities in new or developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids and biofuels.

•	Environmental remediation services, together with related technical, engineering, design and regulatory services.

•	Development, engineering, construction, ownership and operation of power generation facilities, from conventional and renewable sources, and waste-to-energy facilities in Europe.
     Our Global E&C Group owns one of the leading technologies used in refinery residue upgrading and a hydrogen production process used in oil refineries and petrochemical plants. Additionally, our Global E&C Group has experience with, and is able to work with, a wide range of processes owned by others.
Global Power Group
     Our Global Power Group designs, manufactures and erects steam generating and auxiliary equipment for electric power generating stations and industrial facilities worldwide and owns and operates several cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries. Our Global Power Group generates revenues from engineering activities, equipment supply, construction contracts, operating and maintenance agreements, royalties from licensing its technology, and from returns on its investments in various power production facilities.
     Our Global Power Group’s steam generating equipment includes a full range of technologies, offering independent power producers, utilities and industrial clients high-value technology solutions for converting a wide range of fuels, such as coal, petroleum coke, oil, gas, biomass and municipal solid waste, into steam and power.
     Our Global Power Group offers several other products and services related to steam generators:
•	Design, manufacture and installation of auxiliary equipment, which includes feedwater heaters, steam condensers and heat-recovery equipment.

•	A full line of new and retrofit nitrogen-oxide (“NOx”) reduction systems such as selective non-catalytic and catalytic NOx reduction systems as well as complete low- NOx combustion systems.

•	A broad range of steam generator site services, including construction and erection services, maintenance engineering, plant upgrading and life extensions.

•	Research, analysis and experimental work in fluid dynamics, heat transfer, combustion, fuel technology, materials engineering and solid mechanics.

Corporate and Finance Group
     In addition to these two business groups, which also represent operating segments for financial reporting purposes, we report corporate center expenses and expenses related to certain legacy liabilities, such as asbestos, in the Corporate and Finance Group (“C&F Group”), which we also treat as an operating segment for financial reporting purposes.
     EBITDA is the primary measure of operating performance used by our chief operating decision maker.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group (1)
Three months ended March 28, 2008
Third-party revenues	$1,795,724	$1,391,001	$404,723	$—

EBITDA (2)	$195,320	$134,460	$64,416	$(3,556)

Less: Interest expense	(6,151)
Less: Depreciation and amortization	(11,356)

Income before income taxes	177,813
Provision for income taxes	(39,750)

Net income	$138,063

Three months ended March 30, 2007
Third-party revenues	$1,152,122	$824,169	$327,953	$—

EBITDA (3)	$162,297	$141,133	$37,024	$(15,860)

Less: Interest expense	(4,725)
Less: Depreciation and amortization	(8,838)

Income before income taxes	148,734
Provision for income taxes	(33,909)

Net income	$114,825

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.

(2)	Includes in the fiscal quarter ended March 28, 2008: increased/(decreased) contract profit of $2,130 from the regular re-evaluation of contract profit estimates: $5,350 in our Global E&C Group and $(3,220) in our Global Power Group; a gain of $15,913 in our C&F Group on the settlement of coverage litigation with an asbestos insurance carrier; and a charge of $1,725 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.

(3)	Includes in the fiscal quarter ended March 30, 2007: increased/(decreased) contract profit of $18,460 from the regular re-evaluation of contract profit estimates: $18,580 in our Global E&C Group and $(120) in our Global Power Group.

     Operating revenues by industry were as follows:

	Three Months Ended
	March 28, 2008	March 30, 2007
Power generation	$387,735	$322,815
Oil refining	406,970	294,288
Pharmaceutical	18,435	29,687
Oil and gas	574,773	224,814
Chemical/petrochemical	365,315	227,655
Power plant operation and maintenance	29,216	29,303
Environmental	10,537	11,957
Other, net of eliminations	2,743	11,603

Total third-party revenues	$1,795,724	$1,152,122

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
     United States
     A summary of U.S. claim activity is as follows:

	Number of Claims
	For the Three Months Ended
	March 28,	March 30,
	2008	2007
Open claims at beginning of period	131,340	135,890
New claims	1,020	1,640
Claims resolved	(1,550)	(2,270)

Open claims at end of period	130,810	135,260

     We had the following U.S. asbestos-related assets and liabilities recorded on our condensed consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through the first quarter of fiscal year 2023. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

	March 28,	December 28,
	2008	2007
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$66,300	$47,100
Asbestos-related insurance recovery receivable	261,000	279,100

Total asbestos-related assets	$327,300	$326,200

Asbestos-related liabilities recorded within:
Accrued expenses	$72,000	$72,000
Asbestos-related liability	313,400	331,300

Total asbestos-related liabilities	$385,400	$403,300

     Since fiscal year-end 2004, we have worked with Analysis Research Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at year-end for the next 15 years. Based on its review of fiscal year 2007 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability be updated as of fiscal year-end 2007. Accordingly, we developed a revised estimate of our indemnity and defense costs through fiscal year-end 2022 considering the advice of ARPC. In the fourth quarter of fiscal year 2007, we increased our liability for asbestos indemnity and defense costs through fiscal year-end 2022 to $403,300, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a charge of $7,400 in the fourth quarter of fiscal year 2007. Our estimated fiscal year-end 2007 liability was increased during the fiscal first quarter of 2008 by $2,100, which represents the rolling 15-year asbestos-related liability estimate, and was reduced by payments amounting to approximately $20,000.
     The amount paid on asbestos litigation, defense and case resolution was $20,000 and $23,600 for the fiscal quarters ended March 28, 2008 and March 30, 2007, respectively. We funded $4,900 of the payments made during the fiscal quarter ended March 28, 2008, while all remaining amounts were paid from insurance proceeds. Through March 28, 2008, total cumulative indemnity costs paid were approximately $635,400 and total cumulative defense costs paid were approximately $258,400.
     As of March 28, 2008, total asbestos-related liabilities were comprised of an estimated liability of $ 152,200 relating to open (outstanding) claims being valued and an estimated liability of $233,200 relating to future unasserted claims through the first quarter of fiscal year 2023.
     Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type - mesothelioma, lung cancer and non-malignancies — and the breakdown of known and future claims into disease type — mesothelioma, lung cancer or non-malignancies. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through the first quarter of fiscal year 2023, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after the first quarter of fiscal year 2023, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after the first quarter of fiscal year 2023. Historically, defense costs have represented approximately 29% of total defense and indemnity costs.
     The overall historic average combined indemnity and defense cost per resolved claim through March 28, 2008 has been approximately $2.6. The average cost per resolved claim is increasing and we believe will continue to increase in the future.
     The asbestos-related asset recorded within accounts and notes receivable-other as of March 28, 2008 reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The recorded asbestos-related insurance recovery receivable includes an estimate of recoveries from insurers in the unsettled insurance coverage litigation referred to below based upon the application of New Jersey law to certain insurance coverage issues and assumptions relating to cost allocation and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers. Such amounts have not been discounted for the time value of money.
     Since fiscal year-end 2005, we have worked with Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimates including the expected timing of payments and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset as of March 28, 2008. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset as of March 28, 2008.
     As of March 28, 2008, we estimated the value of our unsettled asbestos insurance asset related to ongoing litigation in New York state court with our subsidiaries’ insurers at $23,100. The litigation relates to the amounts of insurance coverage available for asbestos-related claims and the proper allocation of the coverage among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.

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
     Over the last several years, certain of our subsidiaries have entered into settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. In fiscal year 2007, our subsidiaries reached an agreement to settle their disputed asbestos-related insurance coverage with four additional insurers. As a result of these settlements, we increased our asbestos-related insurance asset and recorded a gain of $13,500 in fiscal year 2007.
     In the first quarter of fiscal year 2008, our subsidiaries reached an agreement to settle their disputed asbestos-related insurance coverage with an additional insurer. As a result of this settlement, we increased our asbestos-related insurance asset and recorded a gain of $15,900 in the fiscal quarter ended March 28, 2008.
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
     Based on the fiscal year-end 2007 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $70,400 and the impact on expense would be dependent upon available insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge in the statement of operations in the range of approximately 70% to 80% of the increase in the liability. Long-term cash flows would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of this 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries will decline.
     We have funded $4,900 of the asbestos liability indemnity payments and defense costs from our cash flows in the first fiscal quarter of fiscal year 2008, net of the cash received from insurance settlements. We expect to fund $4,500 of the asbestos liability indemnity and defense costs from our cash flows in fiscal year 2008, net of the cash expected to be received from existing insurance settlements. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our condensed consolidated balance sheet will continue to decrease.

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
     United Kingdom
     Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 873 claims have been brought against our U.K. subsidiaries of which 346 remained open as of March 28, 2008. None of the settled claims has resulted in material costs to us.
     As of March 28, 2008, we had recorded total liabilities of $49,000 comprised of an estimated liability relating to open (outstanding) claims of $8,900 and an estimated liability relating to future unasserted claims through the first quarter of fiscal year 2023 of $40,100. Of the total, $3,000 was recorded in accrued expenses and $46,000 was recorded in asbestos-related liability on the condensed consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $3,000 was recorded in accounts and notes receivable-other and $46,000 was recorded as asbestos-related insurance recovery receivable on the condensed consolidated balance sheet. The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the asbestos liability and related asset recorded in the U.K. would be approximately $66,600.

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
     Power Plant Arbitration — Eastern Europe
     In June 2006, we commenced arbitration against a client seeking final payment for our services in connection with two power plants that we designed and built in Eastern Europe. The dispute primarily concerns whether we are liable to the client for liquidated damages (“LDs”) under the contract for delayed completion of the projects. The client contends that it is owed LDs, limited under the contract at approximately €37,600 (approximately $59,400 at the exchange rate in effect as of March 28, 2008), and is retaining as security for these LDs approximately €22,000 (approximately $34,700 at the exchange rate in effect as of March 28, 2008) in contract payments otherwise due to us for work performed. The client contends that it is owed an additional €6,900 (approximately $10,900 at the exchange rate in effect as of March 28, 2008) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects, the cost to relocate a piece of equipment on one of the projects and the cost of various warranty repairs and punch list work. We are seeking payment of the €22,000 (approximately $34,700 at the exchange rate in effect as of March 28, 2008 and which is recorded within contracts in process on the condensed consolidated balance sheet) in retention that is being held by the client for LDs, plus approximately €4,900 (approximately $7,700 at the exchange rate in effect as of March 28, 2008) in interest on the retained funds, as well as approximately €9,100 (approximately $14,400 at the exchange rate in effect as of March 28, 2008) in additional compensation for extra work performed beyond the original scope of the contracts and the client’s failure to procure the required property insurance for the project, which should have provided coverage for some of the damages we incurred on the project related to turbine repairs. The arbitration hearing on liability is currently underway. Accordingly, it is premature to predict the outcome of this matter.
     Power Plant Dispute — Ireland
     In 2006, a dispute arose with a client because of material corrosion that is occurring at two power plants we designed and built in Ireland, which began operation in December 2005 and June 2006. The boilers at both plants are designed to burn milled peat as the primary fuel, supplied from different local sources. The peat being supplied is out of the range specified by our contract and, while the matter is still under investigation, we believe this variation from the agreed specifications is the cause of alkali halides corrosion that is affecting the boiler tubes. We have identified a technical solution to ameliorate the boiler tube corrosion, and we and the client are in the process of evaluating the proposed solution for the boiler tube corrosion in light of continued investigation and data collection and analysis. Disavowing responsibility for the fuel specification, the client has refused to pay for the cost of the corrective work and has reserved its rights against us under the contract, which could include repairing or rejecting the plants and recovering consequential damages in the event we are determined to be grossly negligent. We have advised the client that we are not responsible for the cost of corrective work to address corrosion resulting from out-of-specification fuel and we have been engaging in discussions with the client regarding our respective claims.
     There is also corrosion occurring to subcontractor-provided emissions control equipment and induction fans at the back-end of the power plants. The cause of this back-end corrosion, which we discovered during the second quarter of fiscal year 2007 to be more extensive than previously assessed, is under investigation. Based upon the information gathered to date, we believe the corrosion is due principally to the low set point temperature design of the emissions control equipment that was set by our subcontractor. If this proves to be the case, we believe the subcontractor would be responsible for the cost to remedy this problem under our agreement with them, although we may have direct responsibility for this cost to the client under our agreement with them. To date, the subcontractor has denied responsibility for the corrosion, contending it is the result of out-of-specification fuel supplied by the client. We have reserved our rights against the client if this proves to be the case. To the extent that we incur costs for correcting this problem, we intend to pursue claims against our subcontractor and/or our client, depending upon the cause of the corrosion. Due to the potential magnitude of the amounts involved, there can be no assurance that we will collect amounts for which our subcontractor may be determined to be liable. From a plant rejection standpoint, we do not believe that the back-end corrective work will materially impact our availability guaranty to the client described below.

     The contract for these plants contains an availability guaranty requiring the plants to meet specified energy generation levels over a three year period. The availability guaranty is expressly conditioned upon the use of the contract-specified fuel. The availability guaranty provides for liquidated damages which could reach the contract cap for liquidated damages of €17,500 (approximately $27,600 at the exchange rate in effect as of March 28, 2008). In addition to liquidated damages, in the event that availability of either of the plants as an average of the best two out of the first three years of operation is 80% or below, the client may be entitled to certain remedies, the most significant of which would be the right to reject both plants and seek reimbursement of the €351,000 contract price paid for the plants (approximately $554,400 at the exchange rate in effect as of March 28, 2008) plus restoration costs at the sites. The client has alleged that at least one of the plants has failed to meet the availability guaranty which we have disputed. We have advised the client that we do not believe we are responsible under our availability guaranty (which is expressly subject to the client’s provision of specified fuel).
     In the event that the parties are not able to resolve the dispute, the contract provides for arbitration conducted under The Institution of Engineers of Ireland Arbitration Procedure. Although the client has indicated that it intends to commence an arbitration, it has not done so at this point, and we continue to engage in discussions with the client at its request to resolve this dispute as referenced above. In such an arbitration proceeding, damages that the client may seek could include, but may not be limited to, the cost to correct the corrosion in the boiler tubes and emissions control equipment, liquidated damages under the availability guaranty, consequential damages, including but not limited to lost profits, in the event gross negligence is proven and, in the event of rejection, the total amount paid in respect of the plants, under the contract or otherwise, plus the cost to dismantle the plants. As such, the costs claimed could exceed the above-stated contract price paid for the plants and liquidated damages. We would vigorously oppose such claims in any such arbitration.
     We have completed the necessary corrective actions for certain defects in the conveyor equipment at the plants. While we believe that the subcontractor that provided the equipment is responsible for the defects, our investigation is continuing.
     During the fourth quarter of fiscal year 2006, we established a contingency of $25,000 in relation to this project. Primarily as a result of the second quarter of fiscal year 2007 discovery of the more extensive back-end corrosion, the contingency was increased by $30,000 during the second quarter of fiscal year 2007.
     The performance of our subsidiary executing the foregoing contract in Ireland is guaranteed by Foster Wheeler Ltd. In addition, there are €16,700 (approximately $26,400 at the exchange rate in effect as of March 28, 2008) of outstanding retention bonds that have been issued in favor of the client.
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
     Since that time, FWEC, USEPA and PADEP have cooperated in an investigation to, among other things, attempt to identify the source(s) of the TCE in the residential wells. Although FWEC believed the evidence available at that time was not sufficient to support a determination by a governmental entity that FWEC was a PRP as to the TCE in the residential wells, FWEC in October 2004 began providing the potentially affected residences with bottled water. It thereafter arranged for the installation, maintenance and testing of filters to remove the TCE from the water being drawn from the wells. In August 2005, FWEC entered into a settlement agreement with USEPA whereby FWEC agreed to arrange and pay for the hookup of public water to the affected residences, which involved the extension of a water main and the installation of laterals from the main to the affected residences. The foregoing hookups have been completed, but there may be a limited number of additional hookups in the future. As residences were hooked up, FWEC ceased providing bottled water and filters to them. FWEC is incurring costs related to public outreach and communications in the affected area. FWEC may be required to pay the agencies’ costs in overseeing and responding to the situation. There is also a possibility that FWEC would incur further costs if it were to conduct further investigation regarding the TCE and/or to continue to monitor the groundwater in the area of the affected residences. We have accrued our best estimate of the cost related to the foregoing and review this estimate on a quarterly basis.
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
     In April 2006, a complaint was filed in an action entitled Donna Rose Cunningham and Michael A. Cunningham v. Foster Wheeler Energy Corporation, United States District Court, Middle District of Pennsylvania. The complaint’s allegations are generally similar to those in the Martin case, except that the complaint is on behalf of the Cunninghams only, not an alleged class, and except that the Cunninghams have included a claim for embarrassment, humiliation and emotional distress. During the second quarter of fiscal year 2008, we reached a settlement in principle of this claim for an amount that we do not believe will have a material impact on our financial position, results of operations or cash flows.
     In May 2006, a complaint was filed in an action entitled Gary Prezkop, Personal Representative of the Estate of Mary Prezkop, Deceased, and Gary Prezkop, in his own right, v. Foster Wheeler Energy Corporation and Leonard M. Lulis. Case No. 000545, Court of Common Pleas, Philadelphia County, Pennsylvania. The complaint’s allegations were generally similar to those in the Martin and Cunningham cases, but they also included claims for Mary Prezkop’s alleged wrongful death. During fiscal year 2007, the matter was settled for an amount that did not have a material impact on our financial position, results of operations or cash flows.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars, except share data and per share amounts)
     The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and results of operations for the periods indicated below. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 28, 2007, which we refer to as our 2007 Form 10-K.
Safe Harbor Statement
     This management’s discussion and analysis of financial condition and results of operations, other sections of this quarterly report on Form 10-Q and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler Ltd. and the various industries within which we operate. These include statements regarding our expectation about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described under Part II, Item 1A, “Risk Factors” and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:
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
     In addition, this management’s discussion and analysis of financial condition and results of operations contains several statements regarding current and future general global economic conditions. These statements are based on our compilation of economic data and analyses from a variety of external sources. While we believe these statements to be reasonably accurate, global economic conditions are difficult to analyze and predict and are subject to significant uncertainty and as a result, these statements may prove to be wrong.
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
     Since 2007, we have been exploring strategic acquisitions within the engineering and construction industry to complement or expand on our technical capabilities or access to new market segments. In February 2008, we acquired a U.S.-based biopharmaceutical engineering company as part of our strategy to enhance our positioning in the pharmaceutical marketplace, especially in the U.S. We are also exploring acquisitions within the power industry to complement our product offering. However, there is no assurance that we will consummate acquisitions in the future.
  Fiscal First Quarter 2008 Results
     We had net income of $138,100 in the first quarter of fiscal year 2008, compared to net income of $114,800 in the comparable period in fiscal year 2007. The improvement in the first quarter of fiscal year 2008, compared to the first quarter of fiscal year 2007, reflects the sharply improved operating performance by our Global Power Group and continued strong operating performance by our Global E&C Group. Additional highlights included the following:
•	Our consolidated operating revenues increased 56% to $1,795,700 in the first quarter of fiscal year 2008, as compared to $1,152,100 in the first quarter of fiscal year 2007, reflecting increased flow-through revenues and greater business activity in both our Global E&C Group and our Global Power Group.

•	Our consolidated new orders, measured in terms of future revenues, were $1,243,700 in the first quarter of fiscal year 2008, as compared to $4,604,500 in the fourth quarter of fiscal year 2007 and $1,416,500 in the first quarter of fiscal year 2007.

•	Our consolidated backlog of unfilled orders, measured in future revenues, as of March 28, 2008 was $8,951,400, a decrease as compared to $9,420,400 as of December 28, 2007 and an increase as compared to $5,706,500 as of March 30, 2007.

•	Our consolidated backlog, measured in terms of Foster Wheeler scope (as defined below), as of March 28, 2008, increased to $3,564,200, as compared to $3,294,600 as of December 28, 2007 and $2,740,000 as of March 30, 2007.

•	E&C man-hours in backlog (in thousands) as of March 28, 2008 increased to 14,200, as compared to 13,400 as of December 28, 2007 and 12,300 as of March 30, 2007.

  Challenges and Drivers
     Our primary operating focus continues to be booking quality new business and executing our contracts well. The global markets in which we operate are largely dependent on overall economic growth and the resultant demand for oil and gas, electric power, petrochemicals and refined products.
     In our Global E&C business, end product demand remains strong and continues to stimulate investment by our clients in new and expanded plants. Therefore, attracting and retaining qualified technical personnel to execute the existing backlog of unfilled orders and future bookings will continue to be a management priority. Equally important is ensuring that we maintain an appropriate management infrastructure to integrate and manage the technical personnel. We believe the primary drivers and constraints in our Global E&C market today are: end product demand, global economic outlook, oil and natural gas prices and scope and timing of client investments. See “—Results of Operations-Business Segments-Global E&C Group-Overview of Segment” below for a more detailed discussion of the challenges and drivers that impact our Global E&C Group, including the current global economic outlook.
     In our Global Power Group business, we believe the primary drivers and constraints in the global steam generator market today are: economic growth, power plant price inflation, concern related to greenhouse gas emissions, entry into new geographic markets, impact of environmental regulation, and capacity constraints of electricity markets. These drivers differ across world regions, countries and provinces. See “—Results of Operations-Business Segments-Global Power Group-Overview of Segment” below for a more detailed discussion of the challenges and drivers that impact our Global Power Group, including the current global economic outlook.
New Orders
     The Global E&C Group’s new orders, measured in future revenues, decreased to $707,300 in the first quarter of fiscal year 2008, as compared to $3,999,400 in the fourth quarter of fiscal year 2007 and $872,700 in the first quarter of fiscal year 2007. These new orders are inclusive of estimated flow-through revenues, as defined below, of $94,800, $3,395,900 and $339,400 for the first quarter of fiscal year 2008, fourth quarter of fiscal year 2007 and first quarter of fiscal year 2007, respectively. We expect capital investments in the markets served by our Global E&C Group, including the chemical, petrochemical, oil refining, liquefied natural gas, which we refer to as LNG, and upstream oil and gas industries, to be strong for the remainder of fiscal year 2008. As a result, we also expect the demand for the services and equipment supplied by engineering and construction contractors such as us to be strong throughout the remainder of fiscal year 2008.
     The Global Power Group’s new orders decreased to $536,400 in the first quarter of fiscal year 2008, as compared to $605,100 in the fourth quarter of fiscal year 2007 and $543,800 in the first quarter of fiscal year 2007. However, we believe that there are solid opportunities throughout the remainder of fiscal year 2008 in the power markets we serve, such as solid fuel-fired steam generators, steam generator services, steam generator environmental products and steam generator-related construction services.

Results of Operations:
  Operating Revenues:

Three Months Ended
March 28,	March 30,
2008	2007	$ Change	% Change
$1,795,724	$1,152,122	$643,602	55.9%
     The increase in operating revenues in the first quarter of fiscal year 2008, compared to the corresponding period of fiscal year 2007, reflects our success in addressing the strong market demand in both our Global E&C Group and our Global Power Group (please refer to the section entitled “—Business Segments” within this Item 2 and Note 11 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information). However, $549,255 of the increase during the first quarter of fiscal year 2008 results from an increase versus the corresponding period of fiscal year 2007 in flow-through revenues and costs in our Global E&C Group on projects executed by our Asia-Pacific, Continental Europe and United Kingdom operations. Flow-through revenues and costs arise on projects where we purchase materials, equipment or subcontractor services on behalf of our customers on a reimbursable basis with no mark-up but for which we have overall responsibility as the contractor for the engineering specifications and procurement or procurement services for such costs. Flow-through revenues and costs do not impact contract profit or net earnings, but increased amounts of flow-through revenues and costs have the effect of reducing our reported profit margins as a percent of operating revenues. We expect flow-through revenues and costs in fiscal year 2008 to be greater than fiscal year 2007 on an absolute basis.
  Contract Profit:

Three Months Ended
March 28,	March 30,
2008	2007	$ Change	% Change
$216,971	$207,512	$9,459	4.6%
     Contract profit is computed as operating revenues less cost of operating revenues. The increase in contract profit for the first quarter of fiscal year 2008, compared to the corresponding period of fiscal year 2007, includes a $7,500 commitment fee our Global Power Group received on a contract that we were not awarded. Contract profit also reflects an increase in revenues, excluding the flow-through revenues and their associated costs described above. Please refer to the section entitled “—Business Segments” within this Item 2 for further information.
  Selling, General and Administrative (SG&A) Expenses:

Three Months Ended
March 28,	March 30,
2008	2007	$ Change	% Change
$64,896	$55,088	$9,808	17.8%
     SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs. The increase in SG&A expenses in the first quarter of fiscal year 2008, compared to the same period in fiscal year 2007, results from increases in general overhead costs of $6,100 and sales pursuit costs of $3,800, and a decrease of $(100) from research and development costs. The increase in SG&A results primarily from the increased volume of business in fiscal year 2007 and the first quarter of fiscal year 2008, which drove an increase in the number of non-technical support staff and related costs.

  Other Income:

Three Months Ended
March 28,	March 30,
2008	2007	$ Change	% Change
$19,534	$5,764	$13,770	238.9%
     Other income in the first quarter of fiscal year 2008 consists primarily of $11,800 in equity earnings generated from our ownership interests, in build, own and operate projects in Italy and Chile, and $5,500 of foreign exchange gains.
     Other income in the first quarter of fiscal year 2007 consists primarily $4,200 in equity earnings generated from our interests, in build, own and operate projects in Italy and Chile, and $700 of investment income.
  Other Deductions:

Three Months Ended
March 28,	March 30,
2008	2007	$ Change	% Change
$11,891	$8,172	$3,719	45.5%
     Other deductions in the first quarter of fiscal year 2008 consists primarily of $6,100 of legal fees, a $1,400 provision for environmental dispute resolution and remediation costs, $1,300 of bank fees, $900 of consulting fees, and a $800 charge for tax penalties.
     Other deductions in the first quarter of fiscal year 2007 consists primarily of $600 of bank fees, $4,200 of legal fees, $1,300 of foreign exchange losses, a $500 provision for environmental dispute resolution and remediation costs and a $300 charge for tax penalties.
  Interest Income:

Three Months Ended
March 28,	March 30,
2008	2007	$ Change	% Change
$10,531	$5,752	$4,779	83.1%
     The increase in interest income in the first quarter of fiscal year 2008, compared to the corresponding period of fiscal year 2007, resulted primarily from a higher average cash and cash equivalents balance.
  Interest Expense:

Three Months Ended
March 28,	March 30,
2008	2007	$ Change	% Change
$6,151	$4,725	$1,426	30.2%
     The increase in interest expense in the first quarter of fiscal year 2008, compared to the corresponding period of fiscal year 2007, reflects the increased borrowings under our FW Power S.r.L. special-purpose limited recourse project debt as we continue construction of the electric power generating wind farm projects in Italy.

  Minority Interest in Income of Consolidated Affiliates:

Three Months Ended
March 28,	March 30,
2008	2007	$ Change	% Change
$473	$2,309	$(1,836)	(79.5)%
     Minority interest in income of consolidated affiliates reflects third-party ownership interests in the results of our Global Power Group’s Martinez, California gas-fired cogeneration facility and our manufacturing facilities in Poland and the People’s Republic of China. The change in minority interest in income of consolidated affiliates is based upon changes in the underlying earnings of the subsidiaries. The decrease in minority interest in income of consolidated affiliates in the first quarter of fiscal year 2008 primarily reflects decreased earnings from the Martinez, California facility driven by decreased power production due to increased scheduled repair outages.
  Net Asbestos-Related Gain:

Three Months Ended
March 28,	March 30,
2008	2007	$ Change	% Change
$14,188	$—	$14,188	N/M

N/M	- not meaningful.
     In the first quarter of fiscal year 2008, our subsidiaries reached an agreement to settle their disputed asbestos-related insurance coverage with an insurer. As a result of this settlement, we recorded a gain of $15,900 in the fiscal quarter ended March 28, 2008, which is partially offset by a charge of $1,700 on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate. Please refer to Note 12 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information.
  Provision for Income Taxes:

Three Months Ended
March 28,	March 30,
2008	2007	$ Change	% Change
$39,750	$33,909	$5,841	17.2%
     The tax provision is calculated by multiplying pre-tax income by the estimated annual effective tax rate. Our effective tax rate can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of the fact that most of our operating units are profitable and are recording a provision for national and/or local income taxes, while others are unprofitable and are unable to recognize a tax benefit for losses. Statement of Financial Accounting Standard, or SFAS, No. 109, “Accounting for Income Taxes,” requires us to reduce our deferred tax benefits by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of losses (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pretax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate.
     Our effective tax rate is, therefore, dependent on the location and amount of our taxable earnings and the effects of changes in valuation allowances. Our effective tax rates for the fiscal quarters ended March 28, 2008 and March 30, 2007 were lower than the U.S. statutory rate of 35% due principally to:
•	Income earned in tax jurisdictions with tax rates being lower than the U.S. statutory rate; and

•	A valuation allowance decrease.

     A decrease in our valuation allowance occurred because we recognized earnings in jurisdictions where we have previously recorded a full valuation allowance (primarily the United States and Finland). These variances were partially offset by losses subject to valuation allowance in certain other non-U.S. jurisdictions and other permanent differences.
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
  EBITDA:

Three Months Ended
March 28,	March 30,
2008	2007	$ Change	% Change
$195,320	$162,297	$33,023	20.3%
     EBITDA for the fiscal quarter ended March 28, 2008 reflects increased volumes of business, strong operating performance, and increased margins in our Global Power Group. EBITDA in the fiscal quarter ended March 28, 2008 includes $14,200 of net asbestos-related gains in the C&F Group and a $7,500 commitment fee received on a contract that we were not awarded in our Global Power Group. EBITDA was also positively impacted by an increase in equity earnings, from one of our Global Power Group’s equity interest investments, of approximately $4,900 during the first quarter of fiscal year 2008 due to an increase in electric tariff rates in Chile when compared to the fiscal year 2007 average electric tariff rates.
     See the individual segment explanations below for additional details.
     EBITDA is a supplemental financial measure not defined in generally accepted accounting principles, or GAAP. We define EBITDA as income before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. EBITDA, after adjustment for certain unusual and infrequent items specifically excluded in the terms of our current and prior senior credit agreements, is used for certain covenants under our current and prior senior credit agreements. We believe that the line item on the condensed consolidated statement of operations and comprehensive income entitled “net income” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:
•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and

•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.

          A reconciliation of EBITDA to net income is shown below.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)
Three months ended March 28, 2008
EBITDA (2)	$195,320	$134,460	$64,416	$(3,556)

Less: Interest expense	(6,151)
Less: Depreciation and amortization	(11,356)

Income before income taxes	177,813
Provision for income taxes	(39,750)

Net income	$138,063

Three months ended March 30, 2007
EBITDA (3)	$162,297	$141,133	$37,024	$(15,860)

Less: Interest expense	(4,725)
Less: Depreciation and amortization	(8,838)

Income before income taxes	148,734
Provision for income taxes	(33,909)

Net income	$114,825

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.

(2)	Includes in the fiscal quarter ended March 28, 2008: increased/(decreased) contract profit of $2,100 from the regular re-evaluation of contract profit estimates: $5,300 in our Global E&C Group and $(3,200) in our Global Power Group; a gain of $15,900 in our C&F Group on the settlement of coverage litigation with an asbestos insurance carrier; and a charge of $1,700 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.

(3)	Includes in the fiscal quarter ended March 30, 2007: increased/(decreased) contract profit of $18,460 from the regular re-evaluation of contract profit estimates: $18,580 in our Global E&C Group and $(120) in our Global Power Group.
Business Segments
          EBITDA, as discussed and defined above, is the primary measure of operating performance used by our chief operating decision maker.
     Global E&C Group

	Three Months Ended
	March 28,	March 30,
	2008	2007	$ Change	% Change
Operating revenues	$1,391,001	$824,169	$566,832	68.8%

EBITDA	$134,460	$141,133	$(6,673)	(4.7)%

          Results
          The increase in operating revenues in the fiscal quarter ended March 28, 2008, as compared to the corresponding period of fiscal year 2007, reflects increased flow-through revenues and volumes of work in Asia, Australasia, Europe and the Middle East, partially offset by decreases in North America and South America. Major projects in Asia, Australasia, Europe and the Middle East in the oil and gas, refining, chemical/petrochemical and LNG industries led the increase in activities. Flow-through revenues increased $549,300 in the first quarter of fiscal year 2008 versus the corresponding period of fiscal year 2007 as a result of projects executed by our Asia-Pacific, Continental Europe and United Kingdom offices.

          The decrease in EBITDA in the first quarter of fiscal year 2008, as compared to the corresponding period for fiscal year 2007, results primarily from a change in contract portfolio mix.
          Our direct technical manpower, which includes agency workforce, was relatively unchanged during the first quarter of fiscal year 2008; however, we did increase our direct technical manpower at our low-cost engineering center in India as we continue to address growing market opportunities. We plan to continue to expand our operational capacity throughout the remainder of fiscal year 2008 through the combination of organic growth and selective acquisitions.
          Overview of Segment
          Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation and distribution facilities, and gasification facilities. Our Global E&C Group generates revenues from engineering and construction activities pursuant to contracts spanning up to approximately four years in duration and from returns on its equity investments in various power production facilities.
          Below is an overview of the primary drivers and constraints applicable to our Global E&C Group.
          Demand for Oil and Gas, Petrochemicals and Refined Products and Global Economic Outlook
          We expect investment in new oil and gas, refining and petrochemicals/chemicals facilities, and modernization, expansion and upgrading of existing facilities in these sectors, to continue to be robust throughout the remainder of fiscal year 2008.
          While our business has not been directly impacted to date by the U.S. credit crunch resulting from the sub-prime mortgage crisis, as our clients typically do not rely on financing for their capital investment programs, we believe that the full impact of the U.S. sub-prime mortgage crisis on the U.S. and global economies is becoming more significant and therefore the possibility exists that credit conditions, as well as a slowdown or recession in economic growth, could adversely affect the industries in which our clients operate and as a result, our Global E&C Group’s business. While the rate of global economic growth is expected to be lower in fiscal year 2008 relative to fiscal year 2007, the emerging markets currently show few or limited signs of any growth impact from recent financial and economic volatility and we believe that the downside risks in the emerging markets may be mitigated, at least in part, by the forecast for continued strong economic growth in key emerging markets, such as China and India.
          We believe that the overall global refining system is still running at high utilization rates and that global demand for many refined products, particularly middle distillates (diesel, jet fuel, and heating oil), will continue to grow strongly. We believe that refining capacity will therefore continue to be added through the development of grassroots refineries, notably in the Middle East and Asia. Significant upgrades and expansions also continue to be planned or are underway at existing refineries in many regions. Clean fuel programs are also being implemented to meet tighter fuel specifications in refiners’ domestic and/or export markets. We are currently working on refinery projects in the Americas, Europe, Asia and the Middle East.
          Some refiners are also investing in refinery/petrochemical integration. We believe that the drivers for this investment include: adding value to their refinery streams, diversification of their production, and margin enhancement. We are working on a number of integrated refinery/petrochemical projects in Asia and the Middle East.
          The price differentials between heavier, higher-sulfur crude oil and lighter, sweeter crudes remain higher than the historic average. These differentials, and the expected growth in demand for transportation fuels, continue to stimulate refinery investment in facilities which enable refiners to process the cheaper, higher-sulfur crudes instead of the lighter, more expensive crudes, or to upgrade their lower-value refinery residues to higher-value transportation fuels. We expect to see continued investment in these projects.

          We have considerable experience and expertise in this area, including our proprietary delayed coking technology, which enables refineries to upgrade lower quality crude oil or refinery residue to high value refined products such as transportation fuels. We are currently executing a significant number of delayed coking projects, including:
•	Feasibility studies;

•	Delayed coking technology license agreements and process design packages;

•	Front-end engineering and design, or FEED, contracts;

•	Engineering, procurement and construction supervision contracts; and

•	Full engineering, procurement and construction contracts.
          These projects are located in Asia, Europe, the Middle East, North America, and South America. The subsequent phases of some of these projects for which we are working on the early phases, offer us further opportunities. We believe further coking opportunities exist in regions such as Asia which are now looking at residue upgrading as an option, but where investment in residue upgrading has not previously been a prime focus for refiners.
          Investment in Petrochemical Plants
          Investment in petrochemical plants began to rise sharply in 2004 in response to strong growth in demand for petrochemicals. The majority of this investment has been centered in Asia and the Middle East. We are seeing:
•	Continued strong demand supporting further new investment in these regions, which we expect to continue throughout the remainder of fiscal year 2008;

•	Investment in specialty chemicals, particularly in the Middle East, stimulated by governmental desire to further diversify their economies to lessen their dependence on crude oil exports and to provide sustained employment for their growing young populations; and

•	Increasing interest in developing new chemical facilities and expanding existing plants in North Africa, the Commonwealth of Independent States and South America.
          Oil and Natural Gas Prices
          We believe that high oil prices, together with longer-term projections for robust growth in global oil and gas demand, provide a strong stimulus to clients to invest in upstream oil and gas facilities, particularly in Africa, the Commonwealth of Independent States and the Middle East.
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
          Scope and Timing of Investments in Engineering and Construction Services, Equipment and Materials
          While the outlook for oil and gas, refining and petrochemicals investment for the remainder of fiscal year 2008 remains positive, we are seeing that, as the demand for and cost of engineering and construction services, materials and equipment and commodities continues to rise, some companies are electing to commit to only partial or staged investments, to reduce the scope of their investments, or to postpone or cancel contemplated investments, until the market slows. As we work with our clients in the early study and front-end design phases of their projects, we are helping some of them develop a revised project that meets their investment parameters, develop a staged investment plan, or revise the scope of or configuration of their original project so that they are able to obtain approval to proceed with their investment. In addition, as discussed above, although the U.S. credit crisis has not directly impacted our business as yet, we believe that the impact on general economic conditions appears to be deepening and becoming more widespread and the full impact has yet to be realized. There are a number of substantial downside risks to the current global economic growth forecasts for the remainder of fiscal year 2008.

          Pharmaceutical Facility Investment
          Investment in new pharmaceutical production facilities has slowed since 2003. We believe this is attributable to a range of factors including industry cost pressure. Investment has focused on plant rationalization, upgrading and improvement projects rather than on major new greenfield production facilities and on biotechnology facilities. There are now indications of some renewed interest in more significant plant investment in the key pharmaceutical investment hubs — Singapore, the U.S., Ireland and Puerto Rico. In February 2008, we acquired a U.S.-based biopharmaceutical engineering company as part of our strategy to enhance our positioning in the pharmaceutical marketplace, especially in the U.S.
     Global Power Group

	Three Months Ended
	March 28,	March 30,
	2008	2007	$ Change	% Change
Operating revenues	$404,723	$327,953	$76,770	23.4%

EBITDA	$64,416	$37,024	$27,392	74.0%

          Results
          The increase in operating revenues in the first quarter of fiscal year 2008, as compared to the corresponding period in fiscal year 2007, results from the volume of business in our operations in North America, Europe and Asia.
          Our Global Power Group experienced higher levels of EBITDA in the first quarter of fiscal year 2008, as compared to the comparable period for fiscal year 2007, as a result of increased volumes of business and increased margins experienced by our contracts executed in Europe and Asia. EBITDA in fiscal year 2008 includes a $7,500 commitment fee received on a contract that we were not awarded. EBITDA was also positively impacted by approximately $4,900 during the first quarter of fiscal year 2008, by one of our Global Power Group’s equity interest investments, due to an increase in electric tariff rates in Chile during the first quarter of fiscal year 2008 compared to the average electric tariff rates experienced during fiscal year 2007.
          Overview of Segment
          Our Global Power Group designs, manufactures and erects steam generators for electric power generating stations and industrial facilities worldwide. The vast majority of the global steam generator market utilizes coal as the primary fuel for the steam generator. Therefore, the market drivers and constraints associated with coal use, strongly affect the steam generator market and our Global Power Group’s business. Additionally, our Global Power Group designs, manufactures and erects auxiliary equipment for electric power generating stations and industrial facilities worldwide and owns and operates several cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries.
          Below is an overview of the primary drivers and constraints applicable to the business areas within our Global Power Group.
          Economic Growth
          Historically, demand for our steam generators has been significantly affected by electricity demand, which in turn has been significantly affected by economic growth. While our business has not been directly impacted to date by the U.S. credit crunch resulting from the sub-prime mortgage crisis, we believe that the full impact of the U.S. sub-prime mortgage crisis on the U.S. and global economies is becoming more significant and therefore the possibility exists that credit conditions, as well as a slowdown or recession in economic growth, could adversely affect the industries in which our clients operate and as a result, our Global Power Group’s business. In particular, we believe that both the U.S. and Europe may experience a slowdown in economic growth that could cause a softening in demand for steam generators and, as a result, could adversely affect our Global Power Group’s business in these regions. However, we believe that economic growth in China, India, Vietnam, Indonesia, Philippines, Russia, South Africa, Turkey, and parts of South America and the Middle East will continue to drive strong demand for steam generators by electric power generating stations and industrial facilities in these countries.

          Power Plant Price Inflation
           We believe that substantial price inflation for new coal power plants may suppress future demand for steam generators, which in turn could adversely affect our Global Power Group’s business opportunities in both the U.S. and Europe.
          Concern Related to Greenhouse Gases
          Concern for emissions related to greenhouse gases, such as carbon dioxide, or CO2, from coal power plants, could suppress future demand for utility steam generators and in turn adversely affect our Global Power Group’s business opportunities. We believe that this concern is currently strongest in the U.S. and Europe and could adversely affect our Global Power Group’s business opportunities in these regions. Most of the concern in the U.S. has been aimed at the large pulverized coal, which we refer to as PC, market and has not impacted the circulating fluidized-bed, which we refer to as CFB, market as significantly. However, we have recently experienced instances of delays in certain projects we view as prospects. We believe this is a result of a combination of these environmental pressures faced by our customers coupled with their concerns over the U.S. economic outlook and price inflation discussed above. We believe that concern related to greenhouse gases is not currently as strong in Asia, Latin America, or Africa, and is not significantly suppressing the demand for utility steam generators in these regions and that these regions continue to offer business opportunities to our Global Power Group.
          We believe our Global Power Group is well positioned to serve the global utility steam generator market with its CFB steam generator technology, even with continued concern related to greenhouse gases. In addition to cleanly burning a wide spectrum of coal types, CFBs can also burn biomass and recycled fuels (such as tires, demolition wood, plastics, waste paper, waste and coal). These fuels, in many regions, are considered to be carbon neutral or low carbon fuels, allowing owners of CFB power plants to achieve substantially lower carbon emission as compared to conventional PC steam generator technology.
          We believe that concern related to greenhouse gases is driving a strong preference for supercritical once-through-unit, which we refer to as OTU, steam generators, which produce steam at supercritical conditions, in nearly all world regions within the utility steam generator market. OTU steam generator technology offers higher efficiency and hence reduced CO2 emissions.
          We believe our Global Power Group is well positioned to serve the supercritical OTU market as evidenced by our Global Power Group’s success in securing three projects based on supercritical OTU technology: (i) a project, awarded in fiscal year 2005 and planned to be commercially operational by fiscal year 2009, in Poland where we will be supplying the world’s first supercritical OTU CFB steam generator which will utilize advanced BENSON vertical tube technology; (ii) a project, awarded in fiscal year 2007 and planned to be commercially operational by fiscal year 2011, for the design and supply, or D&S, of a supercritical OTU PC steam generator for a coal-fired generating facility located in West Virginia; and (iii) a D&S project, awarded in 2008, for our second supercritical OTU CFB project which is located in Russia and is the first CFB in that country. A key component of our strategy is to leverage these key wins to further grow our position in the supercritical utility steam generator market for both PC and CFB steam generators.
          We believe that supercritical CFB steam generator technology has the potential to penetrate the supercritical utility steam generator market, especially for non-premium solid fuels such as biomass, lignite, brown coals and waste coals. Since we expect to be the first steam generator supplier with an operational supercritical CFB reference plant (which is expected to be commissioned in Poland in fiscal year 2009), and have recently been awarded a contract in Russia for the second supercritical CFB ordered in the world, we believe we are well positioned to pursue this market opportunity.

          Entry into New Geographic Markets
          We believe that the world’s largest utility steam generator markets will continue to be in Asia, such as China and India, offering both opportunity and challenges to our Global Power Group’s business. Historically, we believe it has been difficult for foreign companies to significantly penetrate these markets due to entrenched low-cost domestic steam generator suppliers, government controlled and owned steam generator companies, and national trade policies favoring domestic suppliers. Our Global Power Group is participating in these markets only on a limited basis while growing its manufacturing and engineering operations in China to provide high quality products competitive in these regions as well as the rest of the world.
          To maximize business opportunities, our Global Power Group is executing a licensing strategy for selling and manufacturing steam generators which allows our Global Power Group to indirectly penetrate otherwise inaccessible markets, while expanding our Global Power Group capacity through licensees.
          Impact of Environmental Regulations
          We believe that environmental regulations will continue to become more restrictive globally and that this will drive continued global demand for our Global Power Group’s environmental products and services, such as selective non-catalytic and catalytic NOx reduction systems, low NOx burners, over-fire air systems, coal/air balancing systems and coal mill upgrade equipment.
          Capacity Constraints in Electricity Markets
          We believe that the amount of unused available electric generating capacity as a percentage of total electric capacity will remain tight globally over the next three years and that steam generator power plant owners and operators will continue to run these plants at historically high utilization rates. The high utilization rates are expected to increase the need for increased output and maintenance, which we believe will continue to spur overhaul and additional maintenance investment by owners and operators of these plants, especially in the U.S. and Europe, which have sizable older steam generator power plant fleets. In addition, we believe owners are making larger capital investments in these plants to extend their useful lives. We believe these factors are contributing to a strong demand for our Global Power Group’s steam generator aftermarket products and services.

Liquidity and Capital Resources
          Fiscal First Quarter 2008 Activities
          As of March 28, 2008, we had cash and cash equivalents on hand, short-term investments and restricted cash totaling $1,196,400, compared to $1,069,500 as of December 28, 2007. The increase was primarily driven by an increase in cash and cash equivalents of $111,600 which results primarily from net cash provided by operations of $114,400 and favorable exchange rate changes on cash and cash equivalents of $36,100, partially offset by net cash used in investing activities of $36,700 and net cash used in financing activities of $2,200. Restricted cash was $36,200 and $20,900 as of March 28, 2008 and December 28, 2007, respectively. Of the $1,196,400 total at March 28, 2008, $917,800 was held by our foreign subsidiaries. Please refer to Note 1 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for additional details on cash balances.
          Net cash provided by operations in the first quarter of fiscal year 2008 was $114,400, compared to net cash used in operations of $26,400 in the comparable period of fiscal year 2007. Net cash from operations in the first quarter of fiscal year 2008 was positively impacted by our strong operating performance with an insignificant increase in our working capital of $200. Net cash from operations in the corresponding period of fiscal year 2007 was also positively impacted by our strong operating performance, but was significantly offset by an increase in our working capital of $119,800. Our working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts. Working capital in our Global E&C Group tends to rise as the workload of reimbursable contracts increases since services are rendered prior to billing clients while working capital tends to decrease in our Global Power Group when the workload increases as cash tends to be received prior to ordering materials and equipment. The change in working capital in the first quarter of fiscal year 2008, compared to the corresponding period of fiscal year 2007, reflects an increase in the workload experienced by our Global Power Group but a relatively consistent workload of reimbursable contracts in our Global E&C Group from period to period. The net cash from operations in the first quarter of fiscal year 2007 also includes $35,000 of mandatory and discretionary contributions to our domestic pension plan and funding of $10,600 related to asbestos liability indemnity payments and defense costs.
          Net cash used in investing activities in the first quarter of fiscal year 2008 was $36,700, compared to net cash used in investing activities of $1,700 in the comparable period in fiscal year 2007. The net cash used in investing activities in the first quarter of fiscal year 2008 is attributable primarily to capital expenditures of $14,500 (which includes $5,000 of expenditures in FW Power S.r.L. as we continue construction of the electric power generating wind farm projects in Italy), an increase in restricted cash of $13,400 primarily driven by an increase in the balance required for collateralized letters of credit and bank guarantees, and the $7,700 purchase price, net of cash acquired, paid in February 2008 for the outstanding capital stock of a biopharmaceutical engineering company. Net cash used in investing activities in the first quarter of fiscal year 2007 was driven by capital expenditures of $6,100 and the $1,500 purchase of a Finnish company that owns patented coal flow measuring technology, partially offset by a $6,300 return of investment from our unconsolidated affiliates in the first quarter of fiscal year 2007. The capital expenditures in both fiscal quarters related primarily to project construction (including the FW Power S.r.L. electric power generating wind farm projects in Italy noted above), leasehold improvements, information technology equipment and office equipment. These expenditures reflect increased spending on project construction and the increased volumes of business in the first quarter of fiscal years 2008 and 2007. The increase in capital expenditures has been driven primarily by our Global E&C Group, with particular increases driven by operations in Asia, Continental Europe and the United Kingdom. Our Global Power Group capital expenditure increase was driven by our European operations.
          Net cash used in financing activities in the first quarter of fiscal year 2008 was $2,200, compared to $7,900 of net cash provided by financing activities in the comparable period in fiscal year 2007. The net cash used in financing activities in the first quarter of fiscal year 2008 is attributable primarily to partnership distributions to minority partners of $6,700, partially offset by proceeds from the issuance of long-term project debt of $3,100 and cash provided from exercises of stock options of $1,500. The net cash provided by financing activities in the first quarter of fiscal year 2007, primarily reflects cash provided from exercises of stock options, offset in part by distributions to our minority partners.

          Outlook
          Our liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non U.S. subsidiaries, working capital needs, unused credit line availability and claim recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling 12-month period. Based on these forecasts, we believe our existing cash balances and forecasted net cash provided by operating activities will be sufficient to fund our operations throughout the next 12 months. Based on these forecasts, our primary cash needs for fiscal year 2008 will be to fund working capital, capital expenditures, asbestos liability indemnity and defense costs, and acquisitions. The majority of our cash balances are invested in short-term interest bearing accounts. We continue to consider investing some of our cash in longer-term investment opportunities, including the acquisition of other entities or operations in the engineering and construction industry or power industry and/or the reduction of certain liabilities such as unfunded pension liabilities.
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
          We funded $4,900 of the asbestos liability indemnity payments and defense costs from our cash flows in the first quarter of fiscal year 2008, net of the cash received from insurance settlements. We expect to fund a total of $4,500 of the asbestos liability indemnity and defense costs from our cash flows in fiscal year 2008, net of the cash expected to be received from existing insurance settlements. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.
          We anticipate spending €42,990 (approximately $67,900 at the exchange rate as of March 28, 2008) in FW Power S.r.L. in fiscal year 2008 as we continue construction of the electric power generating wind farm projects in Italy. We have secured total borrowing capacity under the FW Power S.r.L. credit facilities of €75,350 (approximately $119,000 at the exchange rate as of March 28, 2008).
          We had $269,700 and $245,800 of letters of credit outstanding under our domestic senior credit agreement as of March 28, 2008 and December 28, 2007, respectively. The letter of credit fees now range from 1.50% to 1.60%, excluding a fronting fee of 0.125% per annum. We do not intend to borrow under our domestic senior revolving credit facility during fiscal year 2008. A portion of the letters of credit issued under the domestic senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in the credit rating assigned to the domestic senior credit agreement by Moody’s Investors Service and/or Standard & Poor’s. However, this performance pricing is not expected to materially impact our liquidity or capital resources in fiscal year 2008.
          Please refer to Note 4 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.
          We have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends. Our current credit agreement contains limitations on cash dividend payments as well as other restricted payments.

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

	Three Months Ended March 28, 2008			Three Months Ended March 30, 2007
	Global	Global		Global	Global
	E&C	Power		E&C	Power
	Group	Group	Total	Group	Group	Total
NEW ORDERS (FUTURE REVENUES) BY PROJECT LOCATION :
North America	$165,500	$315,300	$480,800	$28,600	$402,500	$431,100
South America	1,000	11,700	12,700	4,300	5,300	9,600
Europe	267,500	191,000	458,500	224,900	60,100	285,000
Asia	182,200	18,200	200,400	337,300	70,800	408,100
Middle East	60,300	—	60,300	184,500	4,700	189,200
Australasia and other	30,800	200	31,000	93,100	400	93,500

Total	$707,300	$536,400	$1,243,700	$872,700	$543,800	$1,416,500

NEW ORDERS (FUTURE REVENUES) BY INDUSTRY:
Power generation	$12,000	$507,200	$519,200	$10,900	$513,600	$524,500
Oil refining	437,400	—	437,400	508,800	—	508,800
Pharmaceutical	18,400	—	18,400	42,800	—	42,800
Oil and gas	110,300	—	110,300	173,100	—	173,100
Chemical/petrochemical	113,800	—	113,800	119,300	—	119,300
Power plant operation and maintenance	—	29,200	29,200	—	30,200	30,200
Environmental	9,700	—	9,700	4,200	—	4,200
Other, net of eliminations	5,700	—	5,700	13,600	—	13,600

Total	$707,300	$536,400	$1,243,700	$872,700	$543,800	$1,416,500

	March 28, 2008			March 30, 2007
	Global	Global		Global	Global
	E&C	Power		E&C	Power
	Group	Group	Total	Group	Group	Total
BACKLOG (FUTURE REVENUES) BY CONTRACT TYPE:
Lump-sum turnkey	$44,700	$424,600	$469,300	$175,500	$197,000	$372,500
Other fixed-price	501,000	1,181,300	1,682,300	384,000	839,500	1,223,500
Reimbursable	6,635,100	179,800	6,814,900	4,026,300	121,400	4,147,700
Eliminations	(2,900)	(12,200)	(15,100)	(31,100)	(6,100)	(37,200)

Total	$7,177,900	$1,773,500	$8,951,400	$4,554,700	$1,151,800	$5,706,500

BACKLOG (FUTURE REVENUES) BY PROJECT LOCATION:
North America	$271,900	$879,200	$1,151,100	$186,400	$662,200	$848,600
South America	22,500	108,300	130,800	38,900	37,000	75,900
Europe	679,400	662,700	1,342,100	624,100	321,200	945,300
Asia	1,987,000	119,700	2,106,700	1,466,300	129,700	1,596,000
Middle East	770,300	600	770,900	1,568,500	600	1,569,100
Australasia and other	3,446,800	3,000	3,449,800	670,500	1,100	671,600

Total	$7,177,900	$1,773,500	$8,951,400	$4,554,700	$1,151,800	$5,706,500

BACKLOG (FUTURE REVENUES) BY INDUSTRY:
Power generation	$59,800	$1,651,700	$1,711,500	$49,300	$1,033,300	$1,082,600
Oil refining	1,705,500	—	1,705,500	1,926,200	—	1,926,200
Pharmaceutical	42,900	—	42,900	105,800	—	105,800
Oil and gas	3,599,300	—	3,599,300	831,200	—	831,200
Chemical/petrochemical	1,749,700	—	1,749,700	1,506,700	—	1,506,700
Power plant operation and maintenance	—	121,800	121,800	—	118,500	118,500
Environmental	12,700	—	12,700	58,500	—	58,500
Other, net of eliminations	8,000	—	8,000	77,000	—	77,000

Total	$7,177,900	$1,773,500	$8,951,400	$4,554,700	$1,151,800	$5,706,500

FOSTER WHEELER SCOPE IN BACKLOG	$1,803,600	$1,760,600	$3,564,200	$1,601,500	$1,138,500	$2,740,000

E&C MAN-HOURS IN BACKLOG (in thousands)	14,200		14,200	12,300		12,300

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
          A full discussion of our critical accounting policies and estimates is included in our 2007 Form 10-K. We did not have a significant change to the application of our critical accounting policies and estimates during the first quarter of fiscal year 2008.

Accounting Developments
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial assets and liabilities, as well as for any other assets and liabilities that are required to be measured at fair value on a recurring basis, in financial statements for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a partial one-year deferral of SFAS No. 157 for nonfinancial assets and liabilities that are only subject to fair value measurement on a non-recurring basis. We have elected to defer the application of SFAS No. 157 for our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis until the fiscal year beginning December 27, 2008, and are in the process of assessing its impact on our financial position and results of operations related to such assets and liabilities. Our financial assets and liabilities that are recorded at fair value consist primarily of the assets or liabilities arising from derivative financial instruments. The adoption of SFAS No. 157 did not have a material effect on our financial position or results of operations.
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R replaces SFAS No. 141, “Business Combinations” and changes the accounting treatment for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. Most of the provisions of SFAS No. 141R apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. We are currently assessing the impact that SFAS No. 141R may have on our financial position, results of operations and cash flows.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 amends the accounting and reporting standards for the noncontrolling interest in a subsidiary (often referred to as “minority interest”) and for the deconsolidation of a subsidiary. Under SFAS No. 160, the noncontrolling interest in a subsidiary is reported as equity in the parent company’s consolidated financial statements. SFAS No. 160 also requires that the parent company’s consolidated statement of operations include both the parent and noncontrolling interest share of the subsidiary’s statement of operations. Formerly, the noncontrolling interest share was shown as a reduction of income on the parent’s consolidated statement of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 is to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied; however, presentation and disclosure requirements shall be applied retrospectively for all periods presented. We are currently assessing the impact that SFAS No. 160 may have on our financial position, results of operations and cash flows.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance and cash flows. SFAS No. 161 changes the disclosure requirements about the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect the company’s financial position, financial performance and cash flows. Additionally, SFAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk—related. Finally, SFAS No. 161 requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently assessing the impact that SFAS No. 161 may have on our financial statement disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          During the first quarter of fiscal year 2008, there were no material changes in the market risks as described in our annual report on Form 10-K for the year ended December 28, 2007.
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
Changes in Internal Control over Financial Reporting
          There were no changes in our internal control over financial reporting in the fiscal quarter ended March 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          Please refer to Note 12 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.
ITEM 1A. RISK FACTORS
          Information regarding our risk factors appears in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 28, 2007, which we filed with the SEC on February 26, 2008. There have been no material changes from those risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          We reported the information required pursuant to this Item with respect to the Special General Meeting of Shareholders held on January 8, 2008 in Part I, Item 4 in our annual report on Form 10-K for the year ended December 28, 2007, which we filed with the SEC on February 26, 2008, and such information is incorporated by reference herein.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibits
3.1	Memorandum of Association of Foster Wheeler Ltd. (Filed as Annex II to Foster Wheeler Ltd.’s Form S-4/A (File No. 333-52468) filed on March 9, 2001, and incorporated herein by reference.)

3.2	Memoranda of Reduction of Share Capital and Memorandum of Increase in Share Capital each dated December 1, 2004. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, dated November 29, 2004 and filed on December 2, 2004, and incorporated herein by reference.)

3.3	Certificate of Designation relating to Foster Wheeler Ltd.’s Series B Convertible Preferred Shares, adopted on September 24, 2004. (Filed as Exhibit 3.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 24, 2004, and incorporated herein by reference.)

3.4	Bye-Laws of Foster Wheeler Ltd., amended May 9, 2006. (Filed as Exhibit 3.2 to Foster Wheeler Ltd.’s Form 8-K, dated May 9, 2006 and filed on May 12, 2006, and incorporated herein by reference.)

3.5	Memorandum of Increase of Share Capital dated February 7, 2008. (Filed as Exhibit 3.5 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2007, and incorporated herein by reference.)

10.1	Unofficial English Translation of Fixed Term Employment Agreement, effective as of April 1, 2008, between Foster Wheeler Continental Europe S.r.L. and Umberto della Sala. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated February 22, 2008 and filed on February 28, 2008, and incorporated herein by reference.)

10.2	Employment Agreement, dated as of March 1, 2008, between Foster Wheeler Ltd. and Umberto della Sala. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated February 22, 2008 and filed on February 28, 2008, and incorporated herein by reference.)

10.3	Employment Agreement, dated as of April 7, 2008, between Foster Wheeler Ltd. and Beth Sexton.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD. (Registrant)
Date: May 7, 2008	/s/ Raymond J. Milchovich
Raymond J. Milchovich
Chairman and Chief Executive Officer

Date: May 7, 2008	/s/ Franco Baseotto
Franco Baseotto
Executive Vice President, Chief Financial Officer and Treasurer