Form 10-Q
period 2008-06-27
FOSTER WHEELER LTD
filed 2008-08-06
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 144,237,852 common shares ($0.01 par value) were outstanding as of July 25, 2008.

FOSTER WHEELER LTD.
INDEX

Part I FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited):

Condensed Consolidated Statement of Operations for the Fiscal Quarters and Six Months Ended June 27, 2008 and June 29, 2007

Condensed Consolidated Balance Sheet as of June 27, 2008 and December 28, 2007

Condensed Consolidated Statement of Changes in Shareholders’ Equity for the Fiscal Six Months Ended June 27, 2008 and June 29, 2007

Condensed Consolidated Statement of Comprehensive Income for the Fiscal Quarters and Six Months Ended June 27, 2008 and June 29, 2007

Condensed Consolidated Statement of Cash Flows for the Fiscal Six Months Ended June 27, 2008 and June 29, 2007

Notes to Condensed Consolidated Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Item 4 – Controls and Procedures

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

Item 1A – Risk Factors

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 – Defaults Upon Senior Securities

Item 4 – Submission of Matters to a Vote of Security Holders

Item 5 – Other Information

Item 6 – Exhibits

Signatures
EX-23.1: CONSENT OF ANAYSIS, RESEARCH & PLANNING CORPORATION
EX-23.2: CONSENT OF PETERSON RISK CONSULTING
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	Fiscal Quarters Ended		Fiscal Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Operating revenues	$1,701,022	$1,189,766	$3,496,746	$2,341,888
Cost of operating revenues	(1,454,806)	(1,020,920)	(3,033,559)	(1,965,530)

Contract profit	246,216	168,846	463,187	376,358

Selling, general and administrative expenses	(79,044)	(62,305)	(143,940)	(117,393)
Other income	18,639	15,647	38,173	21,411
Other deductions	(6,203)	(17,231)	(18,094)	(25,403)
Interest income	12,167	6,044	22,698	11,796
Interest expense	(4,860)	(5,211)	(11,011)	(9,936)
Minority interest in income of consolidated affiliates	(552)	(964)	(1,025)	(3,273)
Net asbestos-related gain	18,275	—	32,463	—

Income before income taxes	204,638	104,826	382,451	253,560
Provision for income taxes	(43,883)	(32,976)	(83,633)	(66,885)

Net income	$160,755	$71,850	$298,818	$186,675

Earnings per common share (see Note 1):
Basic	$1.12	$0.51	$2.08	$1.33

Diluted	$1.11	$0.50	$2.06	$1.30

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)
(unaudited)

	June 27,	December 28,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,270,194	$1,048,544
Accounts and notes receivable, net:
Trade	610,796	580,883
Other	122,915	98,708
Contracts in process	299,361	239,737
Prepaid, deferred and refundable income taxes	40,507	36,532
Other current assets	37,378	39,979

Total current assets	2,381,151	2,044,383

Land, buildings and equipment, net	368,008	337,485
Restricted cash	47,514	20,937
Notes and accounts receivable — long-term	2,394	2,941
Investments in and advances to unconsolidated affiliates	221,849	198,346
Goodwill, net	62,795	53,345
Other intangible assets, net	63,619	61,190
Asbestos-related insurance recovery receivable	304,977	324,588
Other assets	93,301	93,737
Deferred income taxes	109,692	112,036

TOTAL ASSETS	$3,655,300	$3,248,988

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments on long-term debt	$20,263	$19,368
Accounts payable	368,118	372,531
Accrued expenses	308,801	331,814
Billings in excess of costs and estimated earnings on uncompleted contracts	844,602	744,236
Income taxes payable	75,116	55,824

Total current liabilities	1,616,900	1,523,773

Long-term debt	207,582	185,978
Deferred income taxes	83,109	81,008
Pension, postretirement and other employee benefits	275,525	290,741
Asbestos-related liability	350,672	376,803
Other long-term liabilities and minority interest	208,279	216,916
Commitments and contingencies

TOTAL LIABILITIES	2,742,067	2,675,219

Temporary Equity:
Non-vested restricted awards subject to redemption	4,616	2,728

TOTAL TEMPORARY EQUITY	4,616	2,728

Shareholders’ Equity:
Preferred shares:
$0.01 par value; authorized: June 27, 2008 - 901,475 shares and December 28, 2007 - 901,943 shares; issued and outstanding: June 27, 2008 - 1,419 shares and December 28, 2007 - 1,887 shares	—	—
Common shares:
$0.01 par value; authorized: June 27, 2008 - 296,007,478 shares and December 28, 2007 - 296,007,011 shares; issued and outstanding: June 27, 2008 - 144,197,429 shares and December 28, 2007 - 143,877,804 shares	1,442	1,439
Paid-in capital	1,393,006	1,385,311
Accumulated deficit	(255,777)	(554,595)
Accumulated other comprehensive loss	(230,054)	(261,114)

TOTAL SHAREHOLDERS’ EQUITY	908,617	571,041

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$3,655,300	$3,248,988

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands of dollars, except share data)
(unaudited)

	Fiscal Six Months Ended
	June 27, 2008		June 29, 2007
	Shares	Amount	Shares	Amount
Preferred Shares:
Balance at beginning of period	1,887	$—	3,658	$—
Preferred shares converted into common shares	(468)	—	(216)	—

Balance at end of period	1,419	$—	3,442	$—

Common Shares:
Balance at beginning of period	143,877,804	$1,439	138,182,948	$1,382
Issuance of common shares upon exercise of common share purchase warrants	74,953	1	892,850	9
Issuance of common shares upon exercise of stock options	121,786	1	2,786,964	28
Issuance of common shares upon vesting of restricted awards	62,046	1	679,600	7
Issuance of common shares upon conversion of preferred shares	60,840	—	28,080	—

Balance at end of period	144,197,429	$1,442	142,570,442	$1,426

Paid-in Capital:
Balance at beginning of period		$1,385,311		$1,348,800
Issuance of common shares upon exercise of common share purchase warrants		351		4,177
Issuance of common shares upon exercise of stock options		2,434		15,045
Share-based compensation expense-stock options and restricted awards		4,756		1,625
Excess tax benefit related to equity-based incentive program		156		4,130
Issuance of common shares upon vesting of restricted awards		(1)		(7)
Issuance of common shares upon conversion of preferred shares		(1)		—

Balance at end of period		$1,393,006		$1,373,770

Accumulated Deficit:
Balance at beginning of period		$(554,595)		$(944,113)
Cumulative effect of adoption of FIN 48		—		(4,356)

Balance at beginning of period, as adjusted		(554,595)		(948,469)
Net income for the period		298,818		186,675

Balance at end of period		$(255,777)		$(761,794)

Accumulated Other Comprehensive Loss:
Balance at beginning of period		$(261,114)		$(343,342)
Foreign currency translation adjustments		20,259		9,382
Net gain on derivative instruments designated as cash flow hedges, net of tax		3,262		1,866
Pension and other postretirement benefits, net of tax		7,539		7,898

Balance at end of period		$(230,054)		$(324,196)

Total Shareholders’ Equity		$908,617		$289,206

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in thousands of dollars)
(unaudited)

	Fiscal Quarters Ended		Fiscal Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Net income	$160,755	$71,850	$298,818	$186,675
Foreign currency translation adjustments	(803)	4,318	20,259	9,382
Net gain on derivative instruments designated as cash flow hedges, net of tax	5,617	1,513	3,262	1,866
Pension and other postretirement benefits, net of tax	3,838	3,848	7,539	7,898

Comprehensive income	$169,407	$81,529	$329,878	$205,821

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Fiscal Six Months Ended
	June 27,	June 29,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$298,818	$186,675
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	22,286	17,399
Net asbestos-related gain	(2,213)	—
Share-based compensation expense-stock options and restricted awards	6,642	3,368
Excess tax benefit related to equity-based incentive program	(156)	(3,888)
Deferred tax	4,861	8,616
Loss/(gain) on sale of assets	22	(6,700)
Equity in the net earnings of partially-owned affiliates, net of dividends	(3,008)	(6,440)
Other noncash items	1,043	3,195
Changes in assets and liabilities:
(Increase)/decrease in receivables	(13,701)	22,839
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	13,343	(91,241)
(Decrease)/increase in accounts payable and accrued expenses	(61,423)	27,735
Increase in income taxes payable	16,489	27,334
Net change in other assets and liabilities	(38,164)	(56,977)

Net cash provided by operating activities	244,839	131,915

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(7,829)	(1,473)
Change in restricted cash	(24,613)	(6,673)
Capital expenditures	(42,220)	(13,016)
Proceeds from sale of assets	613	6,814
Investments in and advances to unconsolidated affiliates	(3,600)	(1,028)
Return of investment from unconsolidated affiliates	2,330	6,324

Net cash used in investing activities	(75,319)	(9,052)

CASH FLOWS FROM FINANCING ACTIVITIES
Partnership distributions to minority partners	(6,684)	(2,063)
Proceeds from common share purchase warrant exercises	352	4,186
Proceeds from stock option exercises	2,435	15,073
Excess tax benefit related to equity-based incentive program	156	3,888
Proceeds from issuance of long-term debt	21,969	380
Repayment of long-term debt and capital lease obligations	(4,941)	(6,421)

Net cash provided by financing activities	13,287	15,043

Effect of exchange rate changes on cash and cash equivalents	38,843	7,943

Increase in cash and cash equivalents	221,650	145,849
Cash and cash equivalents at beginning of year	1,048,544	610,887

Cash and cash equivalents at end of period	$1,270,194	$756,736

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
     Our fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations. There were 13 weeks in the second quarter in both fiscal years 2008 and 2007.
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

     We have numerous contracts that are in various stages of completion. Such contracts require estimates to determine the extent of revenue and profit recognition. These estimates may be revised from time to time as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” we review all of our material contracts monthly and revise our estimates as appropriate. These estimate revisions, which include both increases and decreases in estimated profit, result from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, providing services and purchasing third-party materials and equipment at costs differing from those previously estimated and testing of completed facilities which, in turn, eliminates or confirms completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and, therefore, tend to be earned late in a project’s life cycle. There were 20 and 27 separate projects that had final estimated contract profit revisions whose impact on contract profit exceeded $1,000 during the first fiscal six months of 2008 and 2007, respectively.  The changes in final estimated contract profits resulted in net increases to contract profit of $13,560 and $13,020 during the fiscal quarter and six months ended June 27, 2008, respectively. The changes in final estimated contract profits resulted in a net increase/(decrease) to contract profit of $(12,360) and $8,890 during the fiscal quarter and six months ended June 29, 2007, respectively.  The impact on contract profit is measured as of the beginning of the quarterly and year-to-date periods and represents the incremental contract profit or loss that would have been recorded in prior periods had we been able to recognize in those periods the impact of the current period changes in final estimated profits.  Please see Note 11 for further information related to changes in final estimated profits.
     Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims in accordance with paragraph 65 of SOP 81-1, which states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Under SOP 81-1, those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. As of June 27, 2008, our condensed consolidated financial statements assumed recovery of commercial claims of $26,900, all of which has been expended. As of December 28, 2007, our condensed consolidated financial statements assumed recovery of commercial claims of $22,200, of which $3,700 was yet to be expended.
     In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. We had no deferred pre-contract costs as of June 27, 2008 or December 28, 2007.
     Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the corresponding service contracts.
     Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments with original maturities of three months or less. Cash and cash equivalents of $949,652 and $800,036 were maintained by our foreign subsidiaries as of June 27, 2008 and December 28, 2007, respectively. These subsidiaries require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, a portion of these funds may not be readily available for repatriation to U.S. entities.

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
     As described further in Note 2, in February 2008, we acquired a biopharmaceutical engineering company. In conjunction with the acquisition, we recorded $5,523 of goodwill and $3,600 of identifiable intangible assets. We have obtained appraisals of the tangible and intangible assets acquired and have allocated the initial purchase price accordingly. We may adjust the purchase price allocation as additional information becomes known. Please see Note 2 for further information related to this acquisition.
     We had total net goodwill of $62,795 and $53,345 as of June 27, 2008 and December 28, 2007, respectively. Of the $62,795 of goodwill as of June 27, 2008, $57,272 is related to our global power business group and $5,523 is related to our global engineering and construction group. In fiscal year 2007, the fair value of all reporting units exceeded the carrying amounts except for a domestic reporting unit, where a goodwill impairment charge of $2,401 was recorded related to winding down of certain operations.

     We had total unamortized identifiable intangible assets of $63,619 and $61,190 as of June 27, 2008 and December 28, 2007, respectively. Of the $63,619 of identifiable intangible assets as of June 27, 2008, $60,266 is related to our global power business group and $3,353 is related to our global engineering and construction business group. The following table details amounts relating to our identifiable intangible assets:

	June 27, 2008			December 28, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$39,820	$(22,040)	$17,780	$39,375	$(21,026)	$18,349
Trademarks	64,324	(21,571)	42,753	63,344	(20,503)	42,841
Customer relationships and backlog	3,300	(214)	3,086	—	—	—

Total	$107,444	$(43,825)	$63,619	$102,719	$(41,529)	$61,190

     Amortization expense related to identifiable intangible assets, which is recorded within cost of operating revenues on the condensed consolidated statement of operations, totaled $1,220 and $2,297 for the fiscal quarter and six months ended June 27, 2008, respectively. Similarly, amortization expense totaled $908 and $1,808 for the fiscal quarter and six months ended June 29, 2007, respectively. Amortization expense is expected to approximate $4,600 each year in the next five years.
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
     We maintain a foreign currency risk-management strategy that uses foreign currency forward contracts to protect us from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates between the functional currencies of our subsidiaries and the foreign currencies in which some of our operating purchases and sales are denominated. We utilize these contracts solely to hedge specific foreign currency exposures, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the fiscal quarters and six months ended June 27, 2008 and June 29, 2007, none of the contracts met the requirements for hedge accounting under SFAS No. 133. Accordingly, we recorded pretax foreign exchange gains of $1,623 and $987 for the fiscal quarter and six months ended June 27, 2008, respectively. Similarly, we recorded pretax foreign exchange gains of $1,113 and $666 for the fiscal quarter and six months ended June 29, 2007, respectively. These amounts were recorded in the following line items on the condensed consolidated statement of operations for the periods indicated:

	Fiscal Quarters Ended		Fiscal Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Cost of operating revenues	$2,083	$1,084	$1,311	$728
Other income/(deductions)	(460)	29	(324)	(62)

Pretax gain	$1,623	$1,113	$987	$666

     The mark-to-market adjustments on foreign exchange contracts for these unrealized gains or losses are recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the condensed consolidated balance sheet.
     During the fiscal six months ended June 27, 2008 and June 29, 2007, we included net cash inflows on the settlement of derivatives of $5,194 and $3,067, respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities in the condensed consolidated statement of cash flows.
     Interest Rate Risk — We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. Certain of our affiliates in which we have an equity interest also use interest rate swap contracts to manage interest rate risk associated with their limited recourse project debt. Upon entering into the swap contracts, we designate the interest rate swaps as cash flow hedges in accordance with SFAS No. 133. We assess at inception, and on an ongoing basis, whether the interest rate swaps are highly effective in offsetting changes in the cash flows of the project debt. Consequently, we record the fair value of our interest rate swap contracts in our condensed consolidated balance sheet at each balance sheet date. Changes in the fair value of the interest rate swap contracts are recorded as a component of comprehensive income on our condensed consolidated statement of comprehensive income. As of June 27, 2008 and December 28, 2007, we had net gains on the swap contracts of $4,935 and $1,673, respectively, which were recorded net of tax provisions of $1,872 and $635, respectively, and were included in accumulated other comprehensive loss on the condensed consolidated balance sheet.
     Earnings per Common Share — Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period, excluding non-vested restricted shares of 165,960 and 248,940 as of June 27, 2008 and June 29, 2007, respectively. Restricted shares and restricted share units (collectively, “restricted awards”) are included in the weighted-average number of common shares outstanding when such restricted awards vest.
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

     The computations of basic and diluted earnings per common share were as follows:

	Fiscal Quarters Ended		Fiscal Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Basic earnings per common share:
Net income	$160,755	$71,850	$298,818	$186,675
Weighted-average number of common shares outstanding for basic earnings per common share	143,994,084	141,078,576	143,955,937	140,293,164

Basic earnings per common share	$1.12	$0.51	$2.08	$1.33

Diluted earnings per common share:
Net income	$160,755	$71,850	$298,818	$186,675
Weighted-average number of common shares outstanding for basic earnings per common share	143,994,084	141,078,576	143,955,937	140,293,164
Effect of dilutive securities:
Options to purchase common shares	612,166	949,154	606,179	1,298,748
Warrants to purchase common shares	591,423	2,337,060	603,300	2,345,206
Non-vested portion of restricted awards	223,677	257,252	219,670	208,804

Weighted-average number of common shares outstanding for diluted earnings per common share	145,421,350	144,622,042	145,385,086	144,145,922

Diluted earnings per common share	$1.11	$0.50	$2.06	$1.30

     The following table summarizes the common share equivalent of potentially dilutive securities that have been excluded from the denominator used in the calculation of diluted earnings per common share due to their antidilutive effect:

	Fiscal Quarters Ended		Fiscal Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Common shares issuable under outstanding options not included in the computation of diluted earnings per common share because the assumed proceeds were greater than the average common share price for the period	479,229	346,530	479,229	346,530

     Share-Based Compensation Plans — Our share-based compensation plans are accounted for in accordance with the provisions of SFAS No. 123R, “Share-Based Payment.” We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:
•	Expected volatility — we estimate the volatility of our common share price at the date of grant using historical volatility adjusted for periods of unusual stock price activity.

•	Expected term — we estimate the expected term of options granted to our chief executive officer based on a combination of vesting schedules, contractual life of the option, past history and estimates of future exercise behavior patterns as outlined in SFAS No. 123R. For grants to other employees and the remaining directors, we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”

•	Risk-free interest rate — we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

•	Dividends — we use an expected dividend yield of zero because we have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends.

     We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	Fiscal Six Months Ended
	June 27,	June 29,
	2008	2007
Expected volatility	45.95%	42.33%
Expected term	3.62 years	3.27 years
Risk-free interest rate	2.15%	4.51%
Expected dividend yield	0%	0%
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
     SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:
•	Level 1: Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which may include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active or model-derived valuations whose inputs are observable or whose significant value drivers are observable, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 2 instruments are valued based on pricing inputs as of the reporting date.

•	Level 3: Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant.
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
     The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 27, 2008:

June 27,
2008
Assets:
Foreign currency forward contracts	$14,352
Interest rate swap contracts	6,807

Liabilities:
Foreign currency forward contracts	2,692
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

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance and cash flows. SFAS No. 161 changes the disclosure requirements about the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect the company’s financial position, financial performance and cash flows. Additionally, SFAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, SFAS No. 161 requires cross-referencing within the footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently assessing the impact that SFAS No. 161 may have on our financial statement disclosures.
2. Business Combinations
     In February 2008, we acquired all of the outstanding capital stock of a biopharmaceutical engineering company, based in Philadelphia, Pennsylvania, for $8,545 plus up to $3,638 to be paid over the following three years if certain conditions are met, plus up to an additional $8,700 to be paid if certain performance milestones are met over the following three years. This company provides design, engineering, manufacture, installation, validation and startup/commissioning services to the life sciences industry. The purchase price allocation and pro forma information for this acquisition was not material to our condensed consolidated financial statements. This company’s financial results are included within our global engineering and construction business segment.
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
     Subsequent to the fiscal quarter and six months ended June 27, 2008, we acquired the majority of the assets and work force of an engineering design company in July 2008 for $6,500. This company, which has an engineering center in Kolkata, India, provides engineering services to the petrochemical, refining, upstream oil and gas, and power industries. The purchase price allocation and pro forma information for this acquisition was not material to our condensed consolidated financial statements. This company’s financial results will be included within our global engineering and construction business segment beginning in our third fiscal quarter of 2008.
3. Equity Interests
     We own a noncontrolling equity interest in two electric power generation projects, one waste-to-energy project and one wind farm project in Italy and in a refinery/electric power generation project in Chile. We also own a 50% noncontrolling equity interest in an Italian project which generates earnings from royalty payments linked to the price of natural gas. The two electric power generation projects in Italy are each 42% owned by us, the waste-to-energy project is 39% owned by us and the wind farm project is 50% owned by us. The project in Chile is 85% owned by us; however, we do not have a controlling interest in the Chilean project as a result of participating rights held by the minority shareholder. We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for these entities (each as a whole) in which we have an equity interest:

	June 27, 2008		December 28, 2007
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Balance Sheet Data:
Current assets	$336,254	$46,878	$294,482	$49,353
Other assets (primarily buildings and equipment)	720,506	141,815	656,796	146,665
Current liabilities	97,635	24,746	72,009	21,044
Other liabilities (primarily long-term debt)	606,884	76,436	576,545	81,696
Net assets	352,241	87,511	302,724	93,278

	Fiscal Quarters Ended
	June 27, 2008		June 29, 2007
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Income Statement Data:
Total revenues	$121,012	$25,489	$70,168	$12,678
Gross earnings	42,422	14,216	20,447	5,514
Income before income taxes	29,206	12,351	17,856	3,787
Net earnings	19,456	10,251	10,898	3,787

	Fiscal Six Months Ended
	June 27, 2008		June 29, 2007
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Income Statement Data:
Total revenues	$230,745	$52,074	$144,741	$23,647
Gross earnings	71,352	30,377	29,531	10,646
Income before income taxes	46,472	28,227	24,067	7,049
Net earnings	29,795	23,428	14,611	7,049
     Our share of equity in the net earnings of these partially-owned affiliates, which is recorded within other income on the condensed consolidated statement of operations, totaled $13,317 and $24,880 for the fiscal quarter and six months ended June 27, 2008, respectively. Similarly, our share of equity in the net earnings of these partially-owned affiliates totaled $7,117 and $10,568 for the fiscal quarter and six months ended June 29, 2007, respectively.
     Our investment in the equity affiliates, which is recorded within investments in and advances to unconsolidated affiliates on the condensed consolidated balance sheet, totaled $209,261 and $190,887 as of June 27, 2008 and December 28, 2007, respectively. Distributions of $24,452 and $10,899 were received during the fiscal six months ended June 27, 2008 and June 29, 2007, respectively.
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

     In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the Chilean project does not generate sufficient cash flow to make such payments. We are required to maintain the debt service reserve letter of credit during the term of the Chilean project’s debt, which matures in 2014. As of June 27, 2008, no amounts have been drawn under this letter of credit.
     Under the Chilean project’s operations and maintenance agreement, our subsidiary provides services for the management, operation and maintenance of the refinery/electric power generation facility. Our fees for these services were $2,323 and $4,656 for the fiscal quarter and six months ended June 27, 2008, respectively, and were $2,085 and $4,154 for the fiscal quarter and six months ended June 29, 2007, respectively. Our fees for these services were recorded in operating revenues on our condensed consolidated statement of operations. We had a receivable from our partially-owned affiliate in Chile of $9,688 and $6,168 recorded in trade accounts and notes receivable on our condensed consolidated balance sheet as of June 27, 2008 and December 28, 2007, respectively.
4. Long-term Debt
     The following table shows the components of our long-term debt:

	June 27, 2008			December 28, 2007
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$1,417	$67,738	$69,155	$1,318	$67,095	$68,413
Special-Purpose Limited Recourse Project Debt:
Camden County Energy Recovery Associates	9,648	31,779	41,427	9,648	31,779	41,427
FW Power S.r.L.	—	70,733	70,733	—	45,041	45,041
Energia Holdings, LLC	4,675	16,426	21,101	4,144	21,101	25,245
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	18	19	37	18	19	37
1999C Bonds at 7.25% interest, due October 15, 2024	—	20,491	20,491	—	20,491	20,491
1999D Accretion Bonds at 7% interest, due October 15, 2009	—	296	296	—	286	286
Intermediate Term Loans in China at 7.02% interest	4,372	—	4,372	4,107	—	4,107
Other	133	100	233	133	166	299

Total	$20,263	$207,582	$227,845	$19,368	$185,978	$205,346

     Domestic Senior Credit Agreement — In October 2006, we executed a five-year domestic senior credit agreement to be used for our domestic and foreign operations. The senior credit agreement, as amended in May 2007, provides for a facility of $450,000, and includes a provision which permits future incremental increases of up to $100,000 in total availability under the facility. We can issue up to $450,000 under the letter of credit facility. A portion of the letters of credit issued under the domestic senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in the credit rating of the domestic senior credit agreement as reported by Moody’s Investors Service and/or Standard & Poor’s (“S&P”). We also have the option to use up to $100,000 of the $450,000 for revolving borrowings at a rate equal to adjusted LIBOR plus 1.50%, subject also to the performance pricing noted above. As a result of the improvement in our S&P credit rating in March 2007, we have achieved the lowest possible pricing under the performance pricing provisions of our domestic senior credit agreement.
     We had $271,166 and $245,765 of letters of credit outstanding under this agreement as of June 27, 2008 and December 28, 2007, respectively. The letter of credit fees ranged from 1.50% to 1.60% of the outstanding amount, excluding a fronting fee of 0.125% per annum. There were no funded borrowings under this agreement as of June 27, 2008 or December 28, 2007.

5.	Pensions and Other Postretirement Benefits
     We have defined benefit pension plans in the United States, the United Kingdom, France, Canada and Finland, and we have other postretirement benefit plans for health care and life insurance benefits in the United States and Canada.
     Pension Benefits — Our defined benefit pension plans cover certain full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation. The components of benefit cost/(income) for our pension plans are as follows:

	Fiscal Quarter Ended June 27, 2008				Fiscal Quarter Ended June 29, 2007
	United	United			United	United
	States	Kingdom	Other	Total	States	Kingdom	Other	Total
Net periodic benefit cost/(income):
Service cost	$—	$2,702	$183	$2,885	$—	$3,482	$152	$3,634
Interest cost	5,009	12,634	499	18,142	4,872	11,240	406	16,518
Expected return on plan assets	(5,926)	(12,395)	(431)	(18,752)	(6,788)	(11,943)	(428)	(19,159)
Amortization of transition (asset)/obligation	—	(14)	24	10	—	(16)	22	6
Amortization of prior service cost	—	1,278	5	1,283	—	1,289	5	1,294
Amortization of net actuarial loss	716	4,252	114	5,082	864	4,348	158	5,370

SFAS No. 87 net periodic benefit cost/(income)	(201)	8,457	394	8,650	(1,052)	8,400	315	7,663
SFAS No. 88 cost*	—	—	644	644	—	—	—	—

Total net periodic benefit cost/(income)	$(201)	$8,457	$1,038	$9,294	$(1,052)	$8,400	$315	$7,663

Changes recognized in other comprehensive income:
Amortization of transition asset/(obligation)	$—	$14	$(24)	$(10)	$—	$16	$(22)	$(6)
Amortization of prior service cost	—	(1,278)	(5)	(1,283)	—	(1,289)	(5)	(1,294)
Amortization of net actuarial loss	(716)	(4,252)	(114)	(5,082)	(864)	(4,348)	(158)	(5,370)

Total income recognized in other comprehensive income	$(716)	$(5,516)	$(143)	$(6,375)	$(864)	$(5,621)	$(185)	$(6,670)

	Fiscal Six Months Ended June 27, 2008				Fiscal Six Months Ended June 29, 2007
	United	United			United	United
	States	Kingdom	Other	Total	States	Kingdom	Other	Total
Net periodic benefit cost/(income):
Service cost	$—	$5,417	$359	$5,776	$—	$6,908	$299	$7,207
Interest cost	9,980	25,303	993	36,276	9,516	22,301	791	32,608
Expected return on plan assets	(12,071)	(24,839)	(864)	(37,774)	(11,032)	(23,696)	(830)	(35,558)
Amortization of transition (asset)/obligation	—	(29)	49	20	—	(31)	43	12
Amortization of prior service cost	—	2,559	10	2,569	—	2,557	9	2,566
Amortization of net actuarial loss	1,394	8,518	229	10,141	1,643	8,628	307	10,578

SFAS No. 87 net periodic benefit cost/(income)	(697)	16,929	776	17,008	127	16,667	619	17,413
SFAS No. 88 cost*	—	—	644	644	—	—	—	—

Total net periodic benefit cost/(income)	$(697)	$16,929	$1,420	$17,652	$127	$16,667	$619	$17,413

Changes recognized in other comprehensive income:
Amortization of transition asset/(obligation)	$—	$29	$(49)	$(20)	$—	$31	$(43)	$(12)
Amortization of prior service cost	—	(2,559)	(10)	(2,569)	—	(2,557)	(9)	(2,566)
Amortization of net actuarial loss	(1,394)	(8,518)	(229)	(10,141)	(1,643)	(8,628)	(307)	(10,578)

Total income recognized in other comprehensive income	$(1,394)	$(11,048)	$(288)	$(12,730)	$(1,643)	$(11,154)	$(359)	$(13,156)

*	Charges were recorded in accordance with the provisions of SFAS No. 88, “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” related to the settlement of obligations to former employees in Canada of $644 in the fiscal quarter and six months ended June 27, 2008.
     The U.S. pension plans, which are frozen to new entrants and additional benefit accruals, and the Canadian, Finnish and French plans are non-contributory. The U.K. plan, which is closed to new entrants, is contributory.

     Based on the funded status at fiscal year-end 2007 and upon our most recent annual valuation report, we do not expect to be required to make any mandatory contributions to our U.S. pension plans in fiscal year 2008. We made mandatory contributions of approximately $17,000 to our foreign pension plans during the fiscal six months ended June 27, 2008. We expect to make total mandatory contributions of approximately $33,100 to our foreign plans in fiscal year 2008.
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
     The components of benefit cost/(income) for our other postretirement plans, including the SIP, are as follows:

	Fiscal Quarters Ended		Fiscal Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Net periodic postretirement benefit cost/(income):
Service cost	$38	$32	$71	$69
Interest cost	1,125	1,049	2,314	2,381
Amortization of prior service credit	(1,141)	(1,190)	(2,331)	(2,380)
Amortization of net actuarial loss	35	68	233	476
Other	—	(87)	—	—

Net periodic postretirement benefit cost/(income)	$57	$(128)	$287	$546

Changes recognized in other comprehensive income:
Amortization of prior service credit	$1,141	$1,190	$2,331	$2,380
Amortization of net actuarial loss	(35)	(68)	(233)	(476)

Total loss recognized in other comprehensive income	$1,106	$1,122	$2,098	$1,904

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

	Maximum	Carrying Amount of Liability
	Potential	June 27,	December 28,
	Payment	2008	2007
Environmental indemnifications	No limit	$8,200	$6,900
Tax indemnifications	No limit	$—	$—
     We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Fiscal Six Months Ended
	June 27,	June 29,
	2008	2007
Balance at beginning of year	$87,800	$69,900
Accruals	22,400	17,200
Settlements	(3,000)	(7,100)
Adjustments to provisions	(5,700)	(5,300)

Balance at end of period	$101,500	$74,700

     We are contingently liable for performance under standby letters of credit, bank guarantees and surety bonds totaling $1,001,000 and $818,600 as of June 27, 2008 and December 28, 2007, respectively. These balances include the standby letters of credit issued under the domestic senior credit agreement discussed in Note 4 and from other facilities worldwide. No material claims have been made against these guarantees.
     We have also guaranteed certain performance obligations in a Chilean refinery/electric power generation project in which we hold a noncontrolling equity interest. See Note 3 for further information.
7. Preferred Shares
     We issued 599,944 preferred shares in connection with our 2004 equity-for-debt exchange. There were approximately 1,419 preferred shares outstanding as of June 27, 2008. Each preferred share is convertible at the holder’s option into 130 common shares, or up to approximately 184,523 additional common shares if all outstanding preferred shares as of June 27, 2008 are converted.
     The preferred shareholders have no voting rights except in certain limited circumstances. The preferred shares have the right to receive dividends and other distributions, including liquidating distributions, on an as-if-converted basis when and if declared and paid on the common shares. The preferred shares have a $0.01 liquidation preference per share.
8. Share-Based Compensation Plans
     Our share-based compensation plans include both restricted awards and stock option awards. Compensation cost for our share-based plans of $4,150 and $6,644 was charged against income for the fiscal quarter and six months ended June 27, 2008, respectively. The related income tax benefit recognized in the condensed consolidated statements of operations and comprehensive income was $83 and $158 for the fiscal quarter and six months ended June 27, 2008, respectively. Compensation cost for our share-based plans of $1,721 and $3,368 was charged against income for the fiscal quarter and six months ended June 29, 2007, respectively. The related income tax benefit recognized in the condensed consolidated statements of operations and comprehensive income was $22 and $43 for the fiscal quarter and six months ended June 29, 2007, respectively. We received $2,436 and $15,073 in cash from option exercises under our share-based compensation plans for the fiscal six months ended June 27, 2008 and June 29, 2007, respectively.
     As of June 27, 2008, we had $10,693 and $12,052 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those costs are expected to be recognized as expense over a weighted-average period of approximately 23 months.
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
     Cumulatively through June 27, 2008, 3,967,840 Class A warrants and 38,730,407 Class B warrants have been exercised for 19,714,485 common shares. The number of common shares issuable upon the exercise of the remaining outstanding Class A warrants is approximately 623,366 as of June 27, 2008. The remaining outstanding Class B warrants expired on September 24, 2007.
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
     Also in connection with the equity-for-debt exchange consummated in 2004, we entered into a registration rights agreement with certain selling security holders in which we agreed to file a registration statement to cover resales of our securities held by them immediately following the exchange offer. We filed a registration statement in accordance with this agreement on October 29, 2004. The registration statement, which became effective on December 23, 2004, must remain in effect until December 23, 2009 unless certain events occur to terminate our obligations under the registration rights agreement prior to that date. If we fail to maintain the registration statement as required or it becomes unavailable for more than two 45-day periods in any consecutive 12-month period, we are required to pay damages at a rate of $13.7 per day for each day that the registration statement is not effective. As of June 27, 2008, the maximum exposure under this provision was approximately $6,200. We have not incurred, and do not expect to incur, any damages under the registration rights agreement.
10. Income Taxes
     Our effective tax rate is dependent on the location and amount of our taxable earnings and the effects of changes in valuation allowances. Our effective tax rates for the fiscal quarters and six months ended June 27, 2008 and June 29, 2007 were lower than the U.S. statutory rate of 35% due principally to:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate which is expected to contribute to an approximate ten-percentage point reduction in the effective tax rate for the full year 2008; and

•	A valuation allowance decrease which is expected to contribute to an approximate five-percentage point reduction in the effective tax rate for the full year 2008.
     A decrease in our valuation allowance occurred because we recognized earnings in jurisdictions where we have previously recorded a full valuation allowance (primarily the United States and Finland). These variances were partially offset by losses subject to valuation allowance in certain other non-U.S. jurisdictions and other permanent differences.
     As we currently have positive earnings in most jurisdictions, we evaluate, on a quarterly basis, the need for the valuation allowances against deferred tax assets in those jurisdictions. Such evaluation includes a review of all available evidence, both positive and negative, in determining whether a valuation allowance is necessary.
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

     During the fiscal quarter ended June 27, 2008, we settled a tax audit in the Asia Pacific region which resulted in a $3,200 reduction of unrecognized tax benefits and a corresponding reduction in the provision for income taxes. A number of tax years are also under audit by the relevant state and foreign tax authorities. We anticipate that several of these audits may be concluded in the foreseeable future, including in fiscal year 2008. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the impact of this change at this time.
     We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions on our condensed consolidated statement of operations. During the fiscal quarter and six months ended June 27, 2008, we recorded interest expense and net penalties of $(1,482) and $523, respectively, amounts in both periods are net of $(3,000) of previously accrued tax penalties which were ultimately not assessed. During the fiscal quarter and six months ended June 29, 2007, we recorded $554 and $800 in interest expense and penalties, respectively.
11. Business Segments
     We operate through two business groups: our Global Engineering and Construction Group (“Global E&C Group”) and our Global Power Group.
Global Engineering and Construction Group
     Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation and distribution facilities, and gasification facilities. Our Global E&C Group is also involved in the design of facilities in new or developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Our Global E&C Group generates revenues from engineering, procurement and construction activities pursuant to contracts spanning up to approximately four years in duration and from returns on its equity investments in various power production facilities.
     Our Global E&C Group provides the following services:
•	Design, engineering, project management, construction and construction management services, including the procurement of equipment, materials and services from third-party suppliers and contractors.

•	Environmental remediation services, together with related technical, engineering, design and regulatory services.

•	Development, engineering, procurement, construction, ownership and operation of power generation facilities, from conventional and renewable sources, and waste-to-energy facilities in Europe.

Global Power Group
     Our Global Power Group designs, manufactures and erects steam generating and auxiliary equipment for electric power generating stations and industrial facilities worldwide and owns and/or operates several cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries. Our Global Power Group generates revenues from engineering activities, equipment supply, construction contracts, operating and maintenance agreements, royalties from licensing its technology, and from returns on its investments in various power production facilities.
     Our Global Power Group’s steam generating equipment includes a full range of technologies, offering independent power producers, utilities and industrial clients high-value technology solutions for converting a wide range of fuels, such as coal, petroleum coke, oil, gas, biomass and municipal solid waste, into steam and power.
     Our Global Power Group offers several other products and services related to steam generators:
•	Design, manufacture and installation of auxiliary equipment, which includes feedwater heaters, steam condensers and heat-recovery equipment.

•	A full line of new and retrofit nitrogen-oxide (“NOx”) reduction systems such as selective non-catalytic and catalytic NOx reduction systems as well as complete low NOx combustion systems.

•	A broad range of steam generator site services, including construction and erection services, engineering, plant upgrading and life extensions.

•	Research, analysis and experimental work in fluid dynamics, heat transfer, combustion, fuel technology, materials engineering and solid mechanics.
Corporate and Finance Group
     In addition to these two business groups, which also represent operating segments for financial reporting purposes, we report corporate center expenses and expenses related to certain legacy liabilities, such as asbestos, in the Corporate and Finance Group (“C&F Group”), which we also treat as an operating segment for financial reporting purposes.
     EBITDA is the primary measure of operating performance used by our chief operating decision maker.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)
Fiscal quarter ended June 27, 2008
Third-party revenues	$1,701,022	$1,249,730	$451,292	$—

EBITDA (2)	$220,428	$155,688	$68,378	$(3,638)

Less: Interest expense	(4,860)
Less: Depreciation and amortization	(10,930)

Income before income taxes	204,638
Provision for income taxes	(43,883)

Net income	$160,755

Fiscal quarter ended June 29, 2007
Third-party revenues	$1,189,766	$851,245	$338,521	$—

EBITDA (3)	$118,598	$124,999	$4,366	$(10,767)

Less: Interest expense	(5,211)
Less: Depreciation and amortization	(8,561)

Income before income taxes	104,826
Provision for income taxes	(32,976)

Net income	$71,850

Fiscal six months ended June 27, 2008
Third-party revenues	$3,496,746	$2,640,731	$856,015	$—

EBITDA (4)	$415,748	$290,148	$132,794	$(7,194)

Less: Interest expense	(11,011)
Less: Depreciation and amortization	(22,286)

Income before income taxes	382,451
Provision for income taxes	(83,633)

Net income	$298,818

Fiscal six months ended June 29, 2007
Third-party revenues	$2,341,888	$1,675,414	$666,474	$—

EBITDA (5)	$280,895	$266,132	$41,390	$(26,627)

Less: Interest expense	(9,936)
Less: Depreciation and amortization	(17,399)

Income before income taxes	253,560
Provision for income taxes	(66,885)

Net income	$186,675

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	Includes in the fiscal quarter ended June 27, 2008: increased/(decreased) contract profit of $13,560 from the regular re-evaluation of final estimated contract profits*: $16,120 in our Global E&C Group and $(2,560) in our Global Power Group; a gain of $20,000 in our C&F Group on the settlement of coverage litigation with an asbestos insurance carrier; and a charge of $1,725 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.

(3)	Includes in the fiscal quarter ended June 29, 2007: increased/(decreased) contract profit of $(12,360) from the regular re-evaluation of final estimated contract profits*: $14,390 in our Global E&C Group and $(26,750) in our Global Power Group.

(4)	Includes in the fiscal six months ended June 27, 2008: increased/(decreased) contract profit of $13,020 from the regular re-evaluation of final estimated contract profits*: $18,300 in our Global E&C Group and $(5,280) in our Global Power Group; gains of $35,913 in our C&F Group on the settlement of coverage litigation with two asbestos insurance carriers; and a charge of $3,450 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.

(5)	Includes in the fiscal six months ended June 29, 2007: increased/(decreased) contract profit of $8,890 from the regular re-evaluation of final estimated contract profits*: $34,010 in our Global E&C Group and $(25,120) in our Global Power Group.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 regarding changes in our final estimated profits on contracts.
     The accounting policies of our business segments are the same as those described in our summary of significant accounting policies. The only significant intersegment transactions relate to interest on intercompany balances. We account for interest on those arrangements as if they were third party transactions—i.e. at current market rates, and we include the elimination of that activity in the results of the C&F Group.
     Operating revenues by industry were as follows:

	Fiscal Quarters Ended		Fiscal Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Power generation	$429,118	$323,434	$816,853	$646,249
Oil refining	352,686	311,195	759,656	605,483
Pharmaceutical	15,674	63,009	34,109	92,696
Oil and gas	387,072	230,878	961,845	455,692
Chemical/petrochemical	465,630	218,105	830,945	445,760
Power plant operation and maintenance	36,690	30,222	65,906	59,525
Environmental	5,127	12,222	15,664	24,179
Other, net of eliminations	9,025	701	11,768	12,304

Total third-party revenues	$1,701,022	$1,189,766	$3,496,746	$2,341,888

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
     United States
     A summary of U.S. claim activity is as follows:

	Number of Claims
	Fiscal Quarters Ended		Fiscal Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Open claims at beginning of period	130,810	135,260	131,340	135,890
New claims	1,800	1,500	2,820	3,140
Claims resolved	(1,870)	(3,180)	(3,420)	(5,450)

Open claims at end of period	130,740	133,580	130,740	133,580

     We had the following U.S. asbestos-related assets and liabilities recorded on our condensed consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through the fiscal second quarter of 2023. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

	June 27,	December 28,
	2008	2007
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$55,800	$47,100
Asbestos-related insurance recovery receivable	258,700	279,100

Total asbestos-related assets	$314,500	$326,200

Asbestos-related liabilities recorded within:
Accrued expenses	$66,000	$72,000
Asbestos-related liability	304,400	331,300

Total asbestos-related liabilities	$370,400	$403,300

     Since fiscal year-end 2004, we have worked with Analysis, Research & Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at year-end for the next 15 years. Based on its review of fiscal year 2007 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability be updated as of fiscal year-end 2007. Accordingly, we developed a revised estimate of our indemnity and defense costs through fiscal year-end 2022 considering the advice of ARPC. In the fiscal fourth quarter of 2007, we increased our liability for asbestos indemnity and defense costs through fiscal year-end 2022 to $403,300, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a charge of $7,400 in the fiscal fourth quarter of 2007. Our estimated asbestos liability increased during the fiscal six months ended June 27, 2008 by $4,300, which represents the rolling 15-year asbestos-related liability estimate, and was reduced by payments amounting to approximately $37,200.
     The amount paid on asbestos litigation, defense and case resolution was $17,200 and $37,200 for the fiscal quarter and six months ended June 27, 2008, respectively, and $21,300 and $44,900 for the fiscal quarter and six months ended June 29, 2007, respectively. In fiscal year 2008, proceeds from settlements with our insurers exceeded payments made by $16,100 and $11,200 in the fiscal quarter and six months ended June 27, 2008, respectively. We funded $18,400 and $29,000 of the payments made during the fiscal quarter and six months ended June 29, 2007, respectively, while all remaining amounts were paid from insurance proceeds. Through June 27, 2008, total cumulative indemnity costs paid were approximately $642,800 and total cumulative defense costs paid were approximately $268,100.
     As of June 27, 2008, total asbestos-related liabilities were comprised of an estimated liability of $141,900 relating to open (outstanding) claims being valued and an estimated liability of $228,500 relating to future unasserted claims through the fiscal second quarter of 2023.
     Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type — mesothelioma, lung cancer and non-malignancies — and the breakdown of known and future claims into disease type — mesothelioma, lung cancer or non-malignancies. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through the fiscal second quarter of 2023, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after the fiscal second quarter of 2023, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after the fiscal second quarter of 2023. Historically, defense costs have represented approximately 29.4% of total defense and indemnity costs.
     The overall historic average combined indemnity and defense cost per resolved claim through June 27, 2008 has been approximately $2.7. The average cost per resolved claim is increasing and we believe will continue to increase in the future.

     The asbestos-related asset recorded within accounts and notes receivable-other as of June 27, 2008 reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The recorded asbestos-related insurance recovery receivable includes an estimate of recoveries from insurers in the unsettled insurance coverage litigation referred to below based upon the application of New Jersey law to certain insurance coverage issues and assumptions relating to cost allocation and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers. Such amounts have not been discounted for the time value of money.
     Since fiscal year-end 2005, we have worked with Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimates including the expected timing of payments and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset as of June 27, 2008. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset as of June 27, 2008.
     As of June 27, 2008, we estimated the value of our unsettled asbestos insurance asset related to ongoing litigation in New York state court with our subsidiaries’ insurers at $23,200. The litigation relates to the amounts of insurance coverage available for asbestos-related claims and the proper allocation of the coverage among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.
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
     Over the last several years, certain of our subsidiaries have entered into settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. In fiscal year 2007, our subsidiaries reached agreements to settle their disputed asbestos-related insurance coverage with four additional insurers. As a result of these settlements, we increased our asbestos-related insurance asset and recorded a gain of $13,500 in the second half of fiscal year 2007.
     In the fiscal six months ended June 27, 2008, our subsidiaries reached agreements to settle their disputed asbestos-related insurance coverage with two additional insurers. As a result of these settlements, we recorded gains of $20,000 and $35,900 in the fiscal second quarter and six months ended June 27, 2008, respectively. We received cash of $30,250 from these 2008 settlements during the fiscal six months ended June 27, 2008.
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
     Even if the coverage litigation is resolved in a manner favorable to us, our insurance recoveries (both from the litigation and from settlements) may be limited by insolvencies among our insurers. We have not assumed recovery in the estimate of our asbestos insurance asset from any of our currently insolvent insurers. Other insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. Failure to realize the expected insurance recoveries, or delays in receiving material amounts from our insurers, could have a material adverse effect on our financial condition and our cash flows.

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
     We had net cash inflows of $11,200 as a result of insurance settlement proceeds in excess of the asbestos liability indemnity payments and defense costs during the fiscal six months ended June 27, 2008. We expect to have net cash inflows of $14,900 as a result of insurance settlement proceeds in excess of the asbestos liability indemnity and defense costs for the full twelve months of fiscal year 2008. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our condensed consolidated balance sheet will continue to decrease.
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
     United Kingdom
     Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 881 claims have been brought against our U.K. subsidiaries of which 344 remained open as of June 27, 2008. None of the settled claims has resulted in material costs to us.
     As of June 27, 2008, we had recorded total liabilities of $49,300 comprised of an estimated liability relating to open (outstanding) claims of $8,500 and an estimated liability relating to future unasserted claims through the fiscal second quarter of 2023 of $40,800. Of the total, $3,000 was recorded in accrued expenses and $46,300 was recorded in asbestos-related liability on the condensed consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $3,000 was recorded in accounts and notes receivable-other and $46,300 was recorded as asbestos-related insurance recovery receivable on the condensed consolidated balance sheet. The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability and related asset recorded in the U.K. would be approximately $66,900.
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

     Power Plant Arbitration — Eastern Europe
     In June 2006, we commenced arbitration against a client seeking final payment for our services in connection with two power plants that we designed and built in Eastern Europe. The dispute primarily concerns whether we are liable to the client for liquidated damages (“LDs”) under the contract for delayed completion of the projects. The client contends that it is owed LDs, limited under the contract at approximately €37,600 (approximately $59,400 at the exchange rate in effect as of June 27, 2008), and is retaining as security for these LDs approximately €22,000 (approximately $34,700 at the exchange rate in effect as of June 27, 2008) in contract payments otherwise due to us for work performed. The client contends that it is owed an additional €6,900 (approximately $10,900 at the exchange rate in effect as of June 27, 2008) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects, the cost to relocate a piece of equipment on one of the projects and the cost of various warranty repairs and punch list work. We are seeking payment of the €22,000 (approximately $34,700 at the exchange rate in effect as of June 27, 2008 and which is recorded within contracts in process on the condensed consolidated balance sheet) in retention that is being held by the client for LDs, plus approximately €4,900 (approximately $7,700 at the exchange rate in effect as of June 27, 2008) in interest on the retained funds, as well as approximately €9,100 (approximately $14,400 at the exchange rate in effect as of June 27, 2008) in additional compensation for extra work performed beyond the original scope of the contracts and the client’s failure to procure the required property insurance for the project, which should have provided coverage for some of the damages we incurred on the project related to turbine repairs. The arbitration hearing has concluded and the parties are awaiting a decision by the arbitrator. Accordingly, it is premature to predict the outcome of this matter.
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
     There is also corrosion occurring to subcontractor-provided emissions control equipment and induction fans at the back-end of the power plants. The cause of this back-end corrosion, which we discovered during the fiscal second quarter of 2007 to be more extensive than previously assessed, is under investigation. Based upon the information gathered to date, we believe the corrosion is due principally to the low set point temperature design of the emissions control equipment that was set by our subcontractor. If this proves to be the case, we believe the subcontractor would be responsible for the cost to remedy this problem under our agreement with them, although we may have direct responsibility for this cost to the client under our agreement with them. To date, the subcontractor has denied responsibility for the corrosion, contending it is the result of out-of-specification fuel supplied by the client. We have reserved our rights against the client if this proves to be the case. To the extent that we incur costs for correcting this problem, we intend to pursue claims against our subcontractor and/or our client, depending upon the cause of the corrosion. Due to the potential magnitude of the amounts involved, there can be no assurance that we will collect amounts for which our subcontractor may be determined to be liable. From a plant rejection standpoint, we do not believe that the back-end corrective work will materially impact our availability guaranty to the client described below.

     The contract for these plants contains an availability guaranty requiring the plants to meet specified energy generation levels over a three year period. The availability guaranty is expressly conditioned upon the use of the contract-specified fuel. The availability guaranty provides for liquidated damages which could reach the contract cap for liquidated damages of €17,500 (approximately $27,600 at the exchange rate in effect as of June 27, 2008). In addition to liquidated damages, in the event that availability of either of the plants as an average of the best two out of the first three years of operation is 80% or below, the client may be entitled to certain remedies, the most significant of which would be the right to reject both plants and seek reimbursement of the €351,000 contract price paid for the plants (approximately $554,300 at the exchange rate in effect as of June 27, 2008) plus restoration costs at the sites. The client has alleged that at least one of the plants has failed to meet the availability guaranty which we have disputed. We have advised the client that we do not believe we are responsible under our availability guaranty (which is expressly subject to the client’s provision of specified fuel).
     Under the contract, disputes are to be arbitrated under The Institution of Engineers of Ireland Arbitration Procedure. On May 13, 2008, the client served a notice, referring the parties’ dispute to arbitration. An arbitration panel has not been appointed and we continue to engage in discussions with the client at its request to resolve this dispute as referenced above. Although no pleading has been filed by the client in the proceeding, damages that the client may seek could include, but may not be limited to, the cost to correct the corrosion in the boiler tubes and emissions control equipment, liquidated damages under the availability guaranty, consequential damages, including but not limited to lost profits, in the event gross negligence is proven and, in the event of rejection, the total amount paid in respect of the plants, under the contract or otherwise, plus the cost to dismantle the plants. As such, the costs claimed could exceed the above-stated contract price paid for the plants and liquidated damages. We intend to vigorously oppose such claims if asserted in the arbitration.
     We have completed the necessary corrective actions for certain defects in the conveyor equipment at the plants. While we believe that the subcontractor that provided the equipment is responsible for the defects, our investigation is continuing.
     During the fiscal fourth quarter of 2006, we established a contingency of $25,000 in relation to this project. Primarily as a result of the fiscal second quarter of 2007 discovery of the more extensive back-end corrosion, the contingency was increased by $30,000 during the fiscal second quarter of 2007.
     The performance of our subsidiary executing the foregoing contract in Ireland is guaranteed by Foster Wheeler Ltd. In addition, there are €16,700 (approximately $26,400 at the exchange rate in effect as of June 27, 2008) of outstanding retention bonds that have been issued in favor of the client.
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
     Since that time, FWEC, USEPA and PADEP have cooperated in an investigation to, among other things, attempt to identify the source(s) of the TCE in the residential wells. Although FWEC believed the evidence available at that time was not sufficient to support a determination by a governmental entity that FWEC was a PRP as to the TCE in the residential wells, FWEC in October 2004 began providing the potentially affected residences with bottled water. It thereafter arranged for the installation, maintenance and testing of filters to remove the TCE from the water being drawn from the wells. In August 2005, FWEC entered into a settlement agreement with USEPA whereby FWEC agreed to arrange and pay for the hookup of public water to the affected residences, which involved the extension of a water main and the installation of laterals from the main to the affected residences. The foregoing hookups have been completed, but there may be a limited number of additional hookups in the future. As residences were hooked up, FWEC ceased providing bottled water and filters to them. FWEC is incurring costs related to public outreach and communications in the affected area. FWEC may be required to pay the agencies’ costs in overseeing and responding to the situation. There is also a possibility that FWEC would incur further costs if, in response to USEPA’s July 10, 2008 letter providing it the opportunity to conduct a Remedial Investigation / Feasibility Study or otherwise, it were to conduct further investigation regarding the TCE and/or to continue to monitor the groundwater in the area of the affected residences. We have accrued our best estimate of the cost related to the foregoing and review this estimate on a quarterly basis.
     Other costs to which FWEC could be exposed could include, among other things, FWEC’s counsel and consulting fees, further agency oversight and/or response costs, the potential for future litigation, and other costs related to possible further investigation and/or remediation. At present, it is not possible to determine whether FWEC will be determined to be liable for some or all of the items described in this paragraph, nor is it possible to reliably estimate the potential liability associated with the items.
     If one or more third-parties are determined to be a source of the TCE, FWEC will evaluate its options regarding the potential recovery of the costs FWEC has incurred, which options could include seeking to recover those costs from those determined to be a source.
     Between March 2006 and May 2006, complaints against FWEC were filed in three separate actions: Sarah Martin et al. v. Foster Wheeler Energy Corporation, Case No. 3376-06, Court of Common Pleas, Luzerne County, Pennsylvania (subsequently removed to the United States District Court, Middle District of Pennsylvania), Donna Rose Cunningham et al. v. Foster Wheeler Energy Corporation, Case No. 3:CV-06-0805, United States District Court, Middle District of Pennsylvania, and Gary Prezkop, Personal Representative of the Estate of Mary Prezkop, Deceased, and in his own right, v. Foster Wheeler Energy Corporation et al., Case No. 000545, Court of Common Pleas, Philadelphia County, Pennsylvania. The complaints claimed to be on behalf of those owning or residing on property impacted or threatened with impacts of the TCE released from the former FWEC facility. The complaints sought to recover costs of environmental remediation and continued environmental monitoring of plaintiffs’ property, diminution in property value, costs associated with obtaining healthy water, the establishment of medical monitoring trust funds, and damages for emotional distress. The Martin complaint claimed to be on behalf of a class. The Prezkop complaint included claims for wrongful death. FWEC has since settled all of the above litigation for amounts that, individually and in the aggregate, did not have a material impact on our financial position, results of operations or cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars, except share data and per share amounts)
     The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and results of operations for the periods indicated below. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 28, 2007, which we refer to as our 2007 Form 10-K.
Safe Harbor Statement
     This management’s discussion and analysis of financial condition and results of operations, other sections of this quarterly report on Form 10-Q and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler Ltd. and the various industries within which we operate. These include statements regarding our expectations about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described in Part I, Item 1A, “Risk Factors,” in our 2007 Form 10-K, which we filed with the SEC on February 26, 2008 and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:
•	changes in the rate of economic growth in the United States and other major international economies;

•	changes in investment by the oil and gas, oil refining, chemical/petrochemical and power industries;

•	changes in the financial condition of our customers;

•	changes in regulatory environments;

•	changes in project design or schedules;

•	contract cancellations;

•	changes in our estimates of costs to complete projects;

•	changes in trade, monetary and fiscal policies worldwide;

•	compliance with laws and regulations relating to our global operations;

•	currency fluctuations;

•	war and/or terrorist attacks on facilities either owned by us or where equipment or services are or may be provided by us;

•	interruptions to shipping lanes or other methods of transit;

•	outcomes of pending and future litigation, including litigation regarding our liability for damages and insurance coverage for asbestos exposure;

•	protection and validity of our patents and other intellectual property rights;

•	increasing competition by foreign and domestic companies;

•	compliance with our debt covenants;

•	recoverability of claims against our customers and others by us and claims by third parties against us; and

•	changes in estimates used in our critical accounting policies.

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
     Since fiscal year 2007, we have been exploring strategic acquisitions within the engineering and construction industry to complement or expand on our technical capabilities or access to new market segments. In February 2008, we acquired a U.S.-based biopharmaceutical engineering company as part of our strategy to enhance our positioning in the pharmaceutical marketplace, especially in the U.S. We are also exploring acquisitions within the power industry to complement our product offering. However, there is no assurance that we will consummate acquisitions in the future.
Results for the Fiscal Second Quarter and First Six Months of 2008
     We had net income of $160,800 in the fiscal second quarter of 2008, compared to net income of $71,900 in the comparable period in fiscal year 2007. For the first fiscal six months of 2008, we had net income of $298,800 compared to net income of $186,700 in the comparable period in fiscal year 2007. The improvements in both the fiscal second quarter and first six months of 2008, compared to the corresponding periods in fiscal year 2007, reflect the sharply improved performance by our Global Power Group and continued strong operating performance by our Global E&C Group.
Additional highlights included the following:
•	Our consolidated operating revenues increased 43% to $1,701,000 in the fiscal second quarter of 2008, as compared to $1,189,800 in the fiscal second quarter of 2007, and increased 49% to $3,496,700 in the fiscal six months ended June 27, 2008, as compared to $2,341,900 in the fiscal six months ended June 29, 2007. These increases in operating revenues in both the fiscal quarter and six months ended June 27, 2008 reflect increased flow-through revenues and greater business activity in both our Global E&C Group and our Global Power Group.

•	Our consolidated new orders, measured in terms of future revenues, were $840,500 in the fiscal second quarter of 2008, as compared to $1,243,700 in the fiscal first quarter of 2008 and $983,300 in the fiscal second quarter of 2007.

•	Our consolidated backlog of unfilled orders, measured in future revenues, as of June 27, 2008 was $8,172,800, a decrease as compared to $8,951,400 as of March 28, 2008 and an increase as compared to $5,543,800 as of June 29, 2007.

•	Our consolidated backlog, measured in terms of Foster Wheeler scope (as defined below), as of June 27, 2008, decreased to $3,323,300, as compared to $3,564,200 as of March 28, 2008 and increased as compared to $2,804,300 as of June 29, 2007.

•	E&C man-hours in backlog (in thousands) as of June 27, 2008 decreased to 13,500, as compared to 14,200 as of March 28, 2008 and increased as compared to 11,000 as of June 29, 2007.
Challenges and Drivers
     Our primary operating focus continues to be booking quality new business and executing our contracts well. The global markets in which we operate are largely dependent on overall economic growth and the resultant demand for oil and gas, electric power, petrochemicals and refined products.
     In our Global E&C business, current and projected end product demand remains strong and continues to stimulate investment by our clients in new and expanded plants. Therefore, attracting and retaining qualified technical personnel to execute the existing backlog of unfilled orders and future bookings will continue to be a management priority. Equally important is ensuring that we maintain an appropriate management infrastructure to integrate and manage the technical personnel. We believe the primary drivers and constraints in our Global E&C market today are: global economic growth, oil and natural gas prices and scope and timing of client investments. See “—Results of Operations-Business Segments-Global E&C Group-Overview of Segment” below for a more detailed discussion of the challenges and drivers that impact our Global E&C Group, including the current global economic outlook.
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
New Orders
     The Global E&C Group’s new orders, measured in future revenues, decreased to $646,300 in the fiscal second quarter of 2008, as compared to $707,300 in the fiscal first quarter of 2008 and increased as compared to $430,500 in the fiscal second quarter of 2007. These new orders are inclusive of estimated flow-through revenues, as defined below, of $108,300, $94,800 and $114,300 for the fiscal second quarter of 2008, fiscal first quarter of 2008 and fiscal second quarter of 2007, respectively. We expect capital investments in the markets served by our Global E&C Group, including the chemical, petrochemical, oil refining, liquefied natural gas, which we refer to as LNG, and upstream oil and gas industries, to be strong for the remainder of fiscal year 2008. As a result, we also expect the demand for the services and equipment supplied by engineering and construction contractors such as us to be strong throughout the remainder of fiscal year 2008.
     The Global Power Group’s new orders decreased to $194,200 in the fiscal second quarter of 2008, as compared to $536,400 in the fiscal first quarter of 2008 and $552,800 in the fiscal second quarter of 2007. However, we believe that there are opportunities throughout the remainder of fiscal year 2008 in the power markets we serve, such as solid fuel-fired steam generators, steam generator services, steam generator environmental products and steam generator-related construction services.

Results of Operations:
Operating Revenues:

	June 27,	June 29,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$1,701,022	$1,189,766	$511,256	43.0%
Fiscal six months ended	$3,496,746	$2,341,888	$1,154,858	49.3%
     The composition of our operating revenues varies from period to period based on the portfolio of contracts in execution during any given period. Our operating revenues are therefore dependent on our portfolio of contracts, the strength of the various geographic markets and industries we serve and our ability to address those markets and industries.
     The increases in operating revenues in the fiscal second quarter and six months ended June 27, 2008, compared to the corresponding periods of fiscal year 2007, were driven by our Global E&C Group, which experienced increases in operating revenues of $398,500 and $965,300, respectively, representing 78% and 84%, respectively, of the increases in consolidated operating revenues for each period. The increases in operating revenues are the result of the Global E&C Group successfully meeting the strong market demand in the oil and gas, petrochemical and refining industries that stimulated investment by our customers. In the fiscal second quarter and six months ended June 27, 2008, our Global E&C Group operating revenues from these three industries increased by $445,200 and $1,045,500, respectively, while operating revenues from the other industries we serve declined by $46,700 and $80,200, respectively. Please refer to the section entitled, “—Business Segments” within this Item 2 and Note 11 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for a discussion of our view of the outlook for the oil and gas, petrochemical and refining industries.
     The increases in our Global E&C Group operating revenues during the fiscal second quarter and six months ended June 27, 2008, were driven by the execution of projects located in, Asia (increases of $196,700, or 49% and $319,800, or 33%, respectively), Australasia ($155,300, or 39% and $492,800, or 51%, respectively), Europe (increases of $27,500, or 7% and $77,500, or 8%, respectively), and the Middle East (increases of $38,500, or 10% and $122,200, or 13%, respectively).
     Our Global E&C Group’s operating revenues in the fiscal second quarter and six months ended June 27, 2008, included $734,900 and $1,578,700, respectively, of flow-through revenues. Flow-through revenues increased by $367,100 and $916,400, respectively from fiscal year 2007, representing 92% and 95%, respectively, of the increase in Global E&C Group operating revenues and 72% and 79%, respectively, of the increase in consolidated operating revenues. Flow-through revenues and costs result when we purchase materials, equipment or subcontractor services on behalf of our customer on a reimbursable basis with no profit on the materials, equipment or subcontractor services and which we have the overall responsibility as the contractor for the engineering specifications and procurement or procurement services for the materials, equipment or subcontractor services included in flow-through costs. Although flow-through revenues and costs do not impact contract profit or net earnings, increased amounts of flow-through revenues have the effect of reducing our reported profit margins as a percent of operating revenues.
     Our Global Power Group, which predominantly serves the power generation industry, contributed $112,800, or 22% and $189,500, or 16%, to the increase in consolidated operating revenues in the fiscal second quarter and six months ended June 27, 2008, respectively. The increase in operating revenues in our Global Power Group is primarily attributable to the execution of projects located in Europe, North America and South America.
     Please refer to the section entitled “—Business Segments” within this Item 2 and Note 11 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information.

Contract Profit:

	June 27,	June 29,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$246,216	$168,846	$77,370	45.8%
Fiscal six months ended	$463,187	$376,358	$86,829	23.1%
     Contract profit is computed as operating revenues less cost of operating revenues.
     The increase in contract profit for the fiscal second quarter and six months ended June 27, 2008, compared to the corresponding periods of fiscal year 2007, was driven primarily by increased volumes of business in our Global E&C Group executed at improved margins for the fiscal second quarter and sustained margins for the six months ended June 27, 2008, excluding the impact on margins of flow-through revenues, and by increased volumes of business in our Global Power Group executed at improved margins in both periods as compared to fiscal year 2007. The contract profit in our Global Power Group was negatively impacted by a $30,000 charge in the fiscal second quarter and six months ended June 29, 2007, on a legacy project as described in Note 12 to the condensed consolidated financial statements in this quarterly report on Form 10-Q and positively impacted by $7,500 in the six months ended June 27, 2008 by a commitment fee that our Global Power Group received on a contract that we were not awarded. Please refer to the section entitled “—Business Segments” within this Item 2 for further information.
Selling, General and Administrative (SG&A) Expenses:

	June 27,	June 29,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$79,044	$62,305	$16,739	26.9%
Fiscal six months ended	$143,940	$117,393	$26,547	22.6%
     SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs. The increase in SG&A expenses in the fiscal second quarter of 2008, compared to the corresponding period in fiscal year 2007, results from increases in general overhead costs of $9,700, sales pursuit costs of $6,400 and research and development costs of $600. The general overhead costs increase includes $600 in our Global Power Group related to the settlement of pension obligations for certain former employees in Canada. Please refer to Note 5 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information.
     The increase in SG&A expenses in the first fiscal six months of 2008, compared to the corresponding period in fiscal year 2007, results from increases in general overhead costs of $15,800, sales pursuit costs of $10,200 and research and development costs of $500. The general overhead costs increase includes $600 in our Global Power Group related to the settlement of pension obligations for certain former employees in Canada. Please refer to Note 5 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information.
     The increases in general overhead and sales pursuit costs result primarily from the increased volume of business in the first fiscal six months of 2008, which drove an increase in the number of non-technical support staff and related costs in the fiscal year 2008 periods compared to the corresponding periods in fiscal year 2007.

Other Income:

	June 27,	June 29,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$18,639	$15,647	$2,992	19.1%
Fiscal six months ended	$38,173	$21,411	$16,762	78.3%
     Other income in the fiscal second quarter of 2008 consists primarily of $13,400 in equity earnings generated from our ownership interests, in build, own and operate projects in Italy and Chile, a $1,300 gain from an insurance settlement and $1,000 of foreign exchange gains. Our share of equity earnings in certain of our projects in Italy was favorably impacted by $6,700, of which $5,200 related to reporting periods prior to the fiscal second quarter of 2008, as a result of a recently enacted regulatory ruling that provides for reimbursement of costs associated with emission rights. In addition, our share of equity earnings in our project in Chile increased by $2,300 due primarily to an increase in electric tariff rates when compared to the fiscal year 2007 average electric tariff rates.
     Other income in the fiscal second quarter of 2007 consists primarily of $6,800 in equity earnings generated from our ownership interests, in build, own and operate projects in Italy and Chile, a $6,600 gain on a real estate investment and $300 of investment income.
     Other income in the first fiscal six months of 2008 consists primarily of $25,200 in equity earnings generated from our ownership interests, in build, own and operate projects in Italy and Chile, $6,500 of foreign exchange gains and a $1,300 gain from an insurance settlement. Our share of equity earnings in certain of our projects in Italy was favorably impacted by $6,700, of which $3,400 related to reporting periods prior to the first fiscal six months of 2008, as a result of a recently enacted regulatory ruling that provides for reimbursement of costs associated with emission rights. In addition, our share of equity earnings in our project in Chile increased by $7,400 due primarily to an increase in electric tariff rates when compared to the fiscal year 2007 average electric tariff rates.
     Other income in the first fiscal six months of 2007 consists primarily of $11,000 in equity earnings generated from our ownership interests, in build, own and operate projects in Italy and Chile, a $6,600 gain on a real estate investment and $1,000 of investment income.
Other Deductions:

	June 27,	June 29,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$6,203	$17,231	$(11,028)	(64.0)%
Fiscal six months ended	$18,094	$25,403	$(7,309)	(28.8)%
     Other deductions in the fiscal second quarter of 2008 consists primarily of $6,500 of legal fees, $800 of bank fees, $500 of consulting fees, a $400 provision for dispute resolution and environmental remediation costs, partially offset by a net $(2,400) reduction in tax penalties, which includes $(3,000) of previously accrued tax penalties which were ultimately not assessed.
     Other deductions in the fiscal second quarter of 2007 consists primarily of $8,700 provision for dispute resolution and environmental remediation costs, $5,300 of legal fees, $1,200 of bank fees and a $100 charge for tax penalties.
     Other deductions in the first fiscal six months of 2008 consists primarily of $12,600 of legal fees, $2,100 of bank fees, a $1,800 provision for dispute resolution and environmental remediation costs, $1,400 of consulting fees, partially offset by a net $(1,600) reduction in tax penalties, which includes $(3,000) of previously accrued tax penalties which were ultimately not assessed.
     Other deductions in the first fiscal six months of 2007 consists primarily of $9,500 of legal fees, a $9,300 provision for dispute resolution and environmental remediation costs, $1,800 of bank fees, $1,200 of foreign exchange losses and a $400 charge for tax penalties.

Interest Income:

	June 27,	June 29,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$12,167	$6,044	$6,123	101.3%
Fiscal six months ended	$22,698	$11,796	$10,902	92.4%
     The increase in interest income in the fiscal second quarter and first six months of 2008, compared to the corresponding periods of fiscal year 2007, resulted primarily from higher average cash and cash equivalents balances.
Interest Expense:

	June 27,	June 29,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$4,860	$5,211	$(351)	(6.7)%
Fiscal six months ended	$11,011	$9,936	$1,075	10.8%
     The increase in interest expense in the first fiscal six months of 2008, compared to the corresponding period of fiscal year 2007, reflects the increased borrowings under our FW Power S.r.L. special-purpose limited recourse project debt as we continue construction of the electric power generating wind farm projects in Italy.
Minority Interest in Income of Consolidated Affiliates:

	June 27,	June 29,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$552	$964	$(412)	(42.7)%
Fiscal six months ended	$1,025	$3,273	$(2,248)	(68.7)%
     Minority interest in income of consolidated affiliates reflects third-party ownership interests in the results of our Global Power Group’s Martinez, California gas-fired cogeneration facility and our manufacturing facilities in Poland and the People’s Republic of China. The change in minority interest in income of consolidated affiliates is based upon changes in the underlying earnings of the subsidiaries. The decrease in minority interest in income of consolidated affiliates in the fiscal second quarter and first six months of 2008, compared to the corresponding periods in fiscal year 2007, primarily reflects decreased earnings from the Martinez, California facility primarily driven by higher natural gas pricing, which was offset by slightly increased steam sales and plant optimization in off-peak hours.
Net Asbestos-Related Gain:

	June 27,	June 29,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$18,275	$—	$18,275	N/M
Fiscal six months ended	$32,463	$—	$32,463	N/M

N/M — not meaningful.
     In the first fiscal six months of 2008, our subsidiaries reached agreements to settle their disputed asbestos-related insurance coverage with two insurers. As a result of these settlements, we recorded gains of $20,000 and $35,900 in the fiscal quarter and six months ended June 27, 2008, respectively, which are partially offset by charges of $1,700 and $3,400 in the fiscal quarter and six months ended June 27, 2008, respectively, on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate. Please refer to Note 12 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information.

Provision for Income Taxes:

	June 27,	June 29,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$43,883	$32,976	$10,907	33.1%
Fiscal six months ended	$83,633	$66,885	$16,748	25.0%
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
     Our effective tax rate is, therefore, dependent on the location and amount of our taxable earnings and the effects of changes in valuation allowances. Our effective tax rates for the fiscal quarter and six months ended June 27, 2008 and June 29, 2007 were lower than the U.S. statutory rate of 35% due principally to:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate which is expected to contribute to an approximate ten-percentage point reduction in the effective tax rate for the full year 2008; and

•	A valuation allowance decrease which is expected to contribute to an approximate five-percentage point reduction in the effective tax rate for the full year 2008.
     A decrease in our valuation allowance occurred because we recognized earnings in jurisdictions where we have previously recorded a full valuation allowance (primarily the United States and Finland). These variances were partially offset by losses subject to valuation allowance in certain other non-U.S. jurisdictions and other permanent differences.
     We monitor the jurisdictions for which valuation allowances against deferred tax assets were established in previous years. As we currently have positive earnings in most jurisdictions, we evaluate, on a quarterly basis, the need for the valuation allowances against deferred tax assets in those jurisdictions. Such evaluation includes a review of all available evidence, both positive and negative, in determining whether a valuation allowance is necessary.
     For statutory purposes, the majority of the U.S. federal tax benefits, against which valuation allowances have been established, do not expire until 2024 and beyond, based on current tax laws.

EBITDA:

	June 27,	June 29,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$220,428	$118,598	$101,830	85.9%
Fiscal six months ended	$415,748	$280,895	$134,853	48.0%
     The improvement in EBITDA for the fiscal second quarter and six months ended June 27, 2008, compared to the corresponding periods of 2007, reflects the following:
•	Increased volumes of business, strong operating performance, and increased margins in our Global Power Group.

•	Net asbestos-related gains of $18,300 and $32,500 in our C&F Group in the fiscal quarter and six months ended June 27, 2008, respectively.

•	An increase in our share of equity earnings, from one of our Global Power Group’s equity interest investments, of approximately $2,300 and $7,400 during the fiscal second quarter and six months ended June 27, 2008, respectively, due primarily to an increase in electric tariff rates in Chile when compared to the fiscal year 2007 average electric tariff rates.

•	An increase in our share of equity earnings in certain of our Global E&C Group’s projects in Italy of $6,700, of which $5,200 and $3,400 related to reporting periods prior to the fiscal second quarter and six months ended June 27, 2008, respectively, as a result of a recently enacted regulatory ruling that provides for reimbursement of costs associated with emission rights.

•	A $30,000 charge on a Global Power Group legacy project in the fiscal second quarter and six months ended June 29, 2007. Please refer to Note 12 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information.

•	EBITDA in the fiscal six months ended June 27, 2008 includes a $7,500 commitment fee received on a contract that we were not awarded in our Global Power Group.
     See the individual segment explanations below for additional details.
     EBITDA is a supplemental financial measure not defined in generally accepted accounting principles, or GAAP. We define EBITDA as income before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. EBITDA, after adjustment for certain unusual and infrequent items specifically excluded in the terms of our current and prior senior credit agreements, is used for certain covenants under our current and prior senior credit agreements. We believe that the line item on the condensed consolidated statements of operations and comprehensive income entitled “net income” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:
•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and

•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.
     A reconciliation of EBITDA to net income is shown below.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)
Fiscal quarter ended June 27, 2008
EBITDA (2)	$220,428	$155,688	$68,378	$(3,638)

Less: Interest expense	(4,860)
Less: Depreciation and amortization	(10,930)

Income before income taxes	204,638
Provision for income taxes	(43,883)

Net income	$160,755

Fiscal quarter ended June 29, 2007
EBITDA (3)	$118,598	$124,999	$4,366	$(10,767)

Less: Interest expense	(5,211)
Less: Depreciation and amortization	(8,561)

Income before income taxes	104,826
Provision for income taxes	(32,976)

Net income	$71,850

Fiscal six months ended June 27, 2008
EBITDA (4)	$415,748	$290,148	$132,794	$(7,194)

Less: Interest expense	(11,011)
Less: Depreciation and amortization	(22,286)

Income before income taxes	382,451
Provision for income taxes	(83,633)

Net income	$298,818

Fiscal six months ended June 29, 2007
EBITDA (5)	$280,895	$266,132	$41,390	$(26,627)

Less: Interest expense	(9,936)
Less: Depreciation and amortization	(17,399)

Income before income taxes	253,560
Provision for income taxes	(66,885)

Net income	$186,675

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	Includes in the fiscal quarter ended June 27, 2008: increased/(decreased) contract profit of $13,600 from the regular re-evaluation of final estimated contract profits*: $16,100 in our Global E&C Group and $(2,500) in our Global Power Group; a gain of $20,000 in our C&F Group on the settlement of coverage litigation with an asbestos insurance carrier; and a charge of $1,700 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.

(3)	Includes in the fiscal quarter ended June 29, 2007: increased/(decreased) contract profit of $(12,400) from the regular re-evaluation of final estimated contract profits*: $14,400 in our Global E&C Group and $(26,800) in our Global Power Group.

(4)	Includes in the fiscal six months ended June 27, 2008: increased/(decreased) contract profit of $13,000 from the regular re-evaluation of final estimated contract profits*: $18,300 in our Global E&C Group and $(5,300) in our Global Power Group; gains of $35,900 in our C&F Group on the settlement of coverage litigation with two asbestos insurance carriers; and a charge of $3,400 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.

(5)	Includes in the fiscal six months ended June 29, 2007: increased/(decreased) contract profit of $8,900 from the regular re-evaluation of final estimated contract profits*: $34,000 in our Global E&C Group and $(25,100) in our Global Power Group.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information regarding changes in our final estimated profits on contracts.
     The accounting policies of our business segments are the same as those described in our summary of significant accounting policies. The only significant intersegment transactions relate to interest on intercompany balances. We account for interest on those arrangements as if they were third party transactions—i.e. at current market rates, and we include the elimination of that activity in the results of the C&F Group.
Business Segments
     EBITDA, as discussed and defined above, is the primary measure of operating performance used by our chief operating decision maker.
Global E&C Group

	Fiscal Quarters Ended				Fiscal Six Months Ended
	June 27,	June 29,			June 27,	June 29,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Operating revenues	$1,249,730	$851,245	$398,485	46.8%	$2,640,731	$1,675,414	$965,317	57.6%

EBITDA	$155,688	$124,999	$30,689	24.6%	$290,148	$266,132	$24,016	9.0%

Results
     The increases in operating revenues in the fiscal second quarter and six months ended June 27, 2008, as compared to the corresponding periods of fiscal year 2007, reflect increased volumes of work and flow-through revenues as a result of our Global E&C Group successfully meeting the strong market demand in the oil and gas, petrochemical and refining industries that stimulated investment by our customers. In the fiscal second quarter and six months ended June 27, 2008, our Global E&C Group operating revenues from these three industries increased by $445,200 and $1,045,500, respectively, while operating revenues from the other industries we serve declined by $46,700 and $80,200, respectively.
     The increases in our Global E&C Group operating revenues during the fiscal second quarter and six months ended June 27, 2008, were driven by the execution of projects located in Asia (increases of $196,700, or 49% and $319,800, or 33%, respectively), Australasia ($155,300, or 39% and $492,800, or 51%, respectively), Europe (increases of $27,500, or 7% and $77,500, or 8%, respectively), and the Middle East (increases of $38,500, or 10% and $122,200, or 13%, respectively). Please refer to the section entitled, “—Overview of Segment” below for our view of the outlook for the oil and gas, petrochemical and refining industries.
     Our Global E&C Group’s operating revenues in the fiscal second quarter and six months ended June 27, 2008, included $734,900 and $1,578,700, respectively, of flow-through revenues. Flow-through revenues in the fiscal second quarter and six months ended June 27, 2008 increased $367,100 and $916,400, respectively, from the corresponding periods of fiscal year 2007, representing 92% and 95%, respectively, of the increase in Global E&C Group operating revenues. As discussed above, although flow-through revenues and costs do not impact contract profit or net earnings, increased amounts of flow-through revenues have the effect of reducing our reported profit margins as a percent of operating revenues.

     The increases in EBITDA in the fiscal second quarter and six months ended June 27, 2008, as compared to the corresponding periods of fiscal year 2007, reflects:
•	Increased volumes of work at our Global E&C Group operating units.

•	Improved margins for the fiscal second quarter and sustained margins for the six months ended June 27, 2008, excluding the impact on margins of flow-through revenues, as compared to the corresponding periods of fiscal year 2007, which caused the increased volumes of work and margins to result in a corresponding increase in EBITDA.

•	An increase in our share of equity earnings in certain of our Global E&C Group’s projects in Italy of $6,700, of which $5,200 and $3,400 related to reporting periods prior to the fiscal second quarter and six months ended June 27, 2008, respectively, as a result of a recently enacted regulatory ruling that provides for reimbursement of costs associated with emission rights.
     Overview of Segment
     Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation and distribution facilities, and gasification facilities. Our Global E&C Group is also involved in the design of facilities in new or developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Our Global E&C Group generates revenues from engineering and construction activities pursuant to contracts spanning up to approximately four years in duration and from returns on its equity investments in various power production facilities.
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
     Our business has not been directly impacted to date by the credit market crisis resulting from the sub-prime mortgage crisis in the U.S. market, as our clients typically do not rely on financing for their capital investment programs; however, the possibility exists that credit conditions, as well as a slowdown or recession in global economic growth, could adversely affect the industries in which our clients operate and as a result, our Global E&C Group’s business.
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
     These projects are located in Asia, Europe, the Middle East, North America, and South America. The subsequent phases of some of these projects for which we are working on the early phases, offer us further opportunities. We believe further coking opportunities exist in regions such as the Americas, where coking is a well-established residue upgrading route, and in regions such as Asia which are now looking at residue upgrading as an option, but where investment in residue upgrading has not previously been a prime focus for refiners.
     Investment in Petrochemical Plants
     Investment in petrochemical plants began to rise sharply in 2004 in response to strong growth in demand for petrochemicals. The majority of this investment has been centered in Asia and the Middle East. We are seeing:
•	Continued strong demand supporting further new investment in Asia and the Middle East, which we expect to continue throughout the remainder of fiscal year 2008;

•	Investment in specialty chemicals, particularly in the Middle East, stimulated by governmental desire to further diversify their economies to lessen their dependence on crude oil exports and to provide sustained employment for their growing young populations; and

•	Increasing interest in developing new chemical facilities and expanding existing plants in other locations including North Africa, the Commonwealth of Independent States and South America.
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

     Scope and Timing of Investments in Engineering and Construction Services, Equipment and Materials
     While the outlook for oil and gas, refining and petrochemicals investment for the remainder of fiscal year 2008 remains positive, we are seeing that, as the demand for and cost of engineering and construction services, materials and equipment and commodities continues to rise, some companies are electing to commit to only partial or staged investments, to reduce the scope of their investments, or to postpone or cancel contemplated investments. As we work with our clients in the early study and front-end design phases of their projects, we are helping some of them develop a revised project that meets their investment parameters, develop a staged investment plan, or revise the scope of or configuration of their original project so that they are able to obtain approval to proceed with their investment. In addition, as discussed above, although the credit market crisis has not directly impacted our business as yet, we believe that, together with rising commodity prices, its impact on general economic conditions appears to be deepening and becoming more widespread and the full impact has yet to be realized.
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

     Global Power Group

	Fiscal Quarters Ended				Fiscal Six Months Ended
	June 27,	June 29,			June 27,	June 29,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Operating revenues	$451,292	$338,521	$112,771	33.3%	$856,015	$666,474	$189,541	28.4%

EBITDA	$68,378	$4,366	$64,012	1466.1%	$132,794	$41,390	$91,404	220.8%

     Results
     The increases in operating revenues in the fiscal second quarter and six months ended June 27, 2008, as compared to the corresponding periods of fiscal year 2007, result from the increased volume of business in our operations in Europe and North America, primarily through the execution of projects located in Europe (increases of $33,700, or 30% and $94,800, or 50%, respectively), North America (increases of $58,700, or 52% and $57,800, or 31%, respectively) and South America (increases of $21,600, or 19% and $39,900, or 21%, respectively).
     Our Global Power Group experienced higher levels of EBITDA in the fiscal second quarter and six months ended June 27, 2008, as compared to the corresponding periods of fiscal year 2007, as a result of the following:
•	Increased volumes of business due to the strength of the industries served and sustained demand for our products and services in the geographic markets served. This demand is discussed further in the section “—Overview of Segment” below.

•	Increased margins experienced on our contracts executed in Europe and North America.

•	An increase in equity earnings, from one of our Global Power Group’s equity interest investments, of approximately $2,300 and $7,400 during the fiscal second quarter and six months ended June 27, 2008, respectively, due primarily to an increase in electric tariff rates in Chile when compared to the fiscal year 2007 average electric tariff rates.

•	EBITDA in the fiscal six months ended June 27, 2008 includes a $7,500 commitment fee received on a contract that we were not awarded in our Global Power Group.

•	A $30,000 charge on a Global Power Group legacy project in the fiscal second quarter and six months ended June 29, 2007. Please refer to Note 12 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information.
     Overview of Segment
     Our Global Power Group designs, manufactures and erects steam generators for electric power generating stations and industrial facilities worldwide. The vast majority of the global steam generator market utilizes coal as the primary fuel for the steam generator. Therefore, the market drivers and constraints associated with coal use strongly affect the steam generator market and our Global Power Group’s business. Additionally, our Global Power Group designs, manufactures and erects auxiliary equipment for electric power generating stations and industrial facilities worldwide and owns and/or operates several cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries.
     Below is an overview of the primary drivers and constraints applicable to the business areas within our Global Power Group.

     Economic Growth
     Historically, demand for our steam generators has been significantly affected by electricity demand, which in turn has been significantly affected by economic growth. A potential slowdown or recession in economic growth, in connection with the credit market crisis discussed above in the section entitled, “—Results of Operations-Business Segments-Global E&C Group-Overview of Segment,” could adversely affect the industries in which our clients operate and as a result, our Global Power Group’s business. In particular, we believe that both the U.S. and segments in Europe may experience a slowdown in economic growth that could cause a softening in demand for steam generators and, as a result, could adversely affect our Global Power Group’s business in these regions. However, we believe that economic growth in China, India, Indonesia, Philippines, Russia, South Africa, Turkey, Vietnam, and parts of South America and the Middle East will continue to drive strong demand for steam generators by electric power generating stations and industrial facilities in these countries. We also believe demand for steam generators fired or co-fired by low carbon and carbon neutral fuels will increase, as further described below.
     Power Plant Price Inflation
     We believe that substantial price inflation related to commodities and labor services for new power plants, retro-fit and related services may suppress future demand for steam generators, which in turn could adversely affect our Global Power Group’s business opportunities in both the U.S. and Europe.
     Concern Related to Greenhouse Gases
     Concern for emissions related to greenhouse gases, such as carbon dioxide, or CO2, from fossil fuel power plants, could suppress future demand for utility steam generators and in turn adversely affect our Global Power Group’s business opportunities. We believe that this concern is currently strongest in the U.S. and Europe and could adversely affect our Global Power Group’s business opportunities in these regions. Most of the concern in the U.S. has been aimed at large power plants. We have recently experienced instances of delays in certain North American projects we view as prospects. We believe this is a result of a combination of these environmental pressures faced by our customers coupled with their concerns over high fossil fuel pricing and the power plant price inflation discussed above. We believe that concern related to greenhouse gases is not currently as strong in Africa, Asia, or Latin America, and is not significantly suppressing the demand for utility steam generators in these regions and that these regions continue to offer business opportunities to our Global Power Group.
     We believe our Global Power Group is well positioned to serve the global utility steam generator market with its circulating-fluidized bed, which we refer to as CFB, steam generator technology, even with continued concern related to greenhouse gases. In addition to cleanly burning a wide spectrum of coal types, CFBs can also burn biomass and recycled fuels (such as tires, demolition wood, plastics, waste paper, waste and waste coal). These fuels, in many regions, are considered to be carbon neutral or low carbon fuels, allowing owners of CFB power plants to achieve substantially lower carbon emission as compared to conventional pulverized coal, which we refer to as PC, steam generator technology. We believe power markets around the world, especially in the U.S. and in Western Europe, are valuing low carbon and carbon neutral fuels even more, driven by increased regulatory uncertainty around greenhouse gas regulation and that our CFB technology is well-positioned for this market opportunity. This is evidenced by an increase in recent awards for CFBs which either co-fire or fully fire low carbon and carbon neutral fuels, such as biomass and waste fuels.
     We believe that concern related to greenhouse gases is driving a strong preference for supercritical once-through-unit, which we refer to as OTU, steam generators, which produce steam at supercritical conditions, in nearly all world regions within the utility steam generator market. OTU steam generator technology offers higher efficiency and hence reduced CO2 emissions.
     We believe our Global Power Group is well positioned to serve the supercritical OTU market as evidenced by our Global Power Group’s success in securing three projects based on supercritical OTU technology: (1) a project, awarded in fiscal year 2005 and planned to be commercially operational by fiscal year 2009, in Poland where we will be supplying the world’s first supercritical OTU CFB steam generator which will utilize advanced BENSON vertical tube technology; (2) a project, awarded in fiscal year 2007 and planned to be commercially operational by fiscal year 2011, for the design and supply, or D&S, of a supercritical OTU PC steam generator for a coal-fired generating facility located in West Virginia; and (3) a D&S project, awarded in 2008, for our second supercritical OTU CFB project which is located in Russia and is the first CFB in that country. A key component of our strategy is to leverage these key wins to further grow our position in the supercritical utility steam generator market for both PC and CFB steam generators.

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

Liquidity and Capital Resources
     Fiscal Year-to-Date 2008 Activities
     As of June 27, 2008, we had cash and cash equivalents on hand, short-term investments and restricted cash totaling $1,317,700, compared to $1,069,500 as of December 28, 2007. The increase was primarily driven by an increase in cash and cash equivalents of $221,600 which results primarily from net cash provided by operations of $244,800, net cash provided by financing activities of $13,300 and favorable exchange rate changes on cash and cash equivalents of $38,800, partially offset by net cash used in investing activities of $75,300. Restricted cash was $47,500 and $20,900 as of June 27, 2008 and December 28, 2007, respectively. Of the $1,317,700 total at June 27, 2008, $995,400 was held by our foreign subsidiaries. Please refer to Note 1 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for additional details on cash balances.
     Net cash provided by operations in the first fiscal six months of 2008 was $244,800, compared to net cash provided by operations of $131,900 in the comparable period of fiscal year 2007. Net cash from operations in the first fiscal six months of 2008 was positively impacted by our strong operating performance and net proceeds from settlements with asbestos insurers in excess of liability indemnity payments and defense costs of $11,200, partially offset by cash used for working capital activities of $45,300. The increase in cash provided by operations of $112,900 in the first fiscal six months of 2008, compared to the corresponding period of fiscal year 2007, results primarily from an increase in net income of $112,100, a net increase in cash flows of $40,200 from asbestos settlements in excess of liability indemnity payments and defense costs (net proceeds of $11,200 versus funding of $29,000 in the first fiscal six months of 2008 and 2007, respectively), partially offset by a net reduction in cash flows of $32,000 for a net increase in working capital (net increases of $45,300 versus $13,300 in the first fiscal six months of 2008 and 2007, respectively).
     Net cash from operations in the first fiscal six months of 2007 was also positively impacted by our strong operating performance, partially offset by making $35,000 of mandatory and discretionary contributions to our domestic pension plan, funding $29,000 of asbestos liability indemnity payments and defense costs and cash used for working capital activities of $13,300.
     Our working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts. Working capital in our Global E&C Group tends to rise as the workload of reimbursable contracts increases since services are rendered prior to billing clients while working capital tends to decrease in our Global Power Group when the workload increases as cash tends to be received prior to ordering materials and equipment. The change in working capital in the first fiscal six months of 2008, compared to the corresponding period of fiscal year 2007, reflects an increase in working capital generated by the increase in workload experienced by our Global E&C Group, partially offset by a decrease in working capital generated by the increase in workload experienced by our Global Power Group. As more fully described below in “-Outlook,” we believe our existing cash balances and forecasted net cash provided from operating activities will be sufficient to fund our operations throughout the next 12 months. Our ability to further increase our cash flows from operating activities in future periods will depend in large part on the demand for our products and services and our operating performance in the future. Please refer to the sections entitled “-Global E&C Group-Overview of Segment” and “-Global Power Group-Overview of Segment” above for our view of the outlook for each of our business segments.

     Net cash used in investing activities in the first fiscal six months of 2008 was $75,300, compared to net cash used in investing activities of $9,100 in the comparable period in fiscal year 2007. The net cash used in investing activities in the first fiscal six months of 2008 is attributable primarily to capital expenditures of $42,200 which includes $13,500 of expenditures in FW Power S.r.L. as we continue construction of the electric power generating wind farm projects in Italy, an increase in restricted cash of $24,600 primarily driven by an increase in client escrow funds and an increase in debt service funds for FW Power S.r.L., and the $7,800 purchase price, net of cash acquired, paid in February 2008 for the outstanding capital stock of a biopharmaceutical engineering company. Net cash used in investing activities in the first fiscal six months of 2007 was driven by capital expenditures of $13,000, an increase in restricted cash of $6,700 primarily driven by an increase in the balance required for collateralized letters of credit and bank guarantees, and the $1,500 purchase of a Finnish company that owns patented coal flow measuring technology, partially offset by a $6,300 return of investment from our unconsolidated affiliates and proceeds from the sale of assets of $6,800. The capital expenditures in both fiscal years related primarily to project construction (including the FW Power S.r.L. electric power generating wind farm projects in Italy noted above), leasehold improvements, information technology equipment and office equipment. The increase in capital expenditures has been driven primarily by our Global E&C Group, with particular increases driven by operations in Asia, Italy and the U.S. Our Global Power Group capital expenditure increase was driven by our European operations.
     Net cash provided by financing activities in the first fiscal six months of 2008 was $13,300 compared to $15,000 of net cash provided by financing activities in the comparable period in fiscal year 2007. The net cash provided by financing activities in the first fiscal six months of 2008 is attributable primarily to proceeds from issuance of long-term project debt of $22,000, cash provided from exercises of stock options of $2,400, partially offset by partnership distributions by us to minority partners of $6,700 and repayment of long-term debt and capital lease obligations of $4,900. The net cash provided by financing activities in the first fiscal six months of 2007, primarily reflects cash provided from exercises of stock options and warrants, partially offset by the repayment of our convertible notes, which matured in June 2007, and a scheduled payment on our limited-recourse project debt.
     Outlook
     Our liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, working capital needs, unused credit line availability and claim recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling 12-month period. Based on these forecasts, we believe our existing cash balances and forecasted net cash provided by operating activities will be sufficient to fund our operations throughout the next 12 months. Based on these forecasts, our primary cash needs will be to fund working capital, capital expenditures, asbestos liability indemnity and defense costs, and acquisitions. The majority of our cash balances are invested in short-term interest bearing accounts. We continue to consider investing some of our cash in longer-term investment opportunities, including the acquisition of other entities or operations in the engineering and construction industry or power industry and/or the reduction of certain liabilities such as unfunded pension liabilities.
     It is customary in the industries in which we operate to provide standby letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. We believe that we will have sufficient letter of credit capacity from existing facilities throughout the next 12 months.
     Our domestic operating entities do not generate sufficient cash flows to fund our obligations related to corporate overhead expenses and asbestos-related liabilities. Consequently, we require cash repatriations from our non-U.S. subsidiaries in the normal course of our operations to meet our domestic cash needs and have successfully repatriated cash for many years. We believe that we can repatriate the required amount of cash from our foreign subsidiaries and we continue to have access to the revolving credit portion of our domestic senior credit facility, if needed.
     We had net cash inflows of $11,200 as a result of insurance settlement proceeds in excess of the asbestos liability indemnity payments and defense costs during the fiscal six months ended June 27, 2008. We expect to have net cash inflows of $14,900 as a result of insurance settlement proceeds in excess of the asbestos liability indemnity and defense costs for the full twelve months of fiscal year 2008. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.

     We anticipate spending €43,000 (approximately $67,900 at the exchange rate as of June 27, 2008) in FW Power S.r.L. in fiscal year 2008 as we continue construction of the electric power generating wind farm projects in Italy, of which €8,800 (approximately $13,500 at the exchange rate as of June 27, 2008) was spent as of June 27, 2008. We have secured total borrowing capacity under the FW Power S.r.L. credit facilities of €75,400 (approximately $119,000 at the exchange rate as of June 27, 2008).
     We had $271,200 and $245,800 of letters of credit outstanding under our domestic senior credit agreement as of June 27, 2008 and December 28, 2007, respectively. The letter of credit fees now range from 1.50% to 1.60%, excluding a fronting fee of 0.125% per annum. We do not intend to borrow under our domestic senior revolving credit facility during fiscal year 2008. A portion of the letters of credit issued under the domestic senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in the credit rating assigned to the domestic senior credit agreement by Moody’s Investors Service and/or Standard & Poor’s. However, this performance pricing is not expected to materially impact our liquidity or capital resources in fiscal year 2008.
     We do not expect to be required to make any mandatory contributions to our U.S. pension plans in fiscal year 2008. We expect to contribute a total of approximately $33,100 to our foreign pension plans in fiscal year 2008 of which $17,000 has been contributed in the fiscal six months ended June 27, 2008.
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
Off-Balance Sheet Arrangements
     We own several noncontrolling equity interests in power projects in Chile and Italy. Certain of the projects have third-party debt that is not consolidated in our balance sheet. We have also issued certain guarantees for the Chilean project. Please refer to Note 3 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information related to these projects.
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

	June 27, 2008			June 29, 2007
	Global	Global		Global	Global
	E&C	Power		E&C	Power
	Group	Group	Total	Group	Group	Total
NEW ORDERS (FUTURE REVENUES) BY PROJECT LOCATION :
Fiscal Quarters Ended
North America	$124,000	$70,700	$194,700	$55,100	$164,300	$219,400
South America	14,300	19,000	33,300	1,900	63,300	65,200
Europe	290,300	93,800	384,100	179,100	274,800	453,900
Asia	125,400	10,600	136,000	95,900	49,400	145,300
Middle East	71,700	—	71,700	67,000	100	67,100
Australasia and other	20,600	100	20,700	31,500	900	32,400

Total	$646,300	$194,200	$840,500	$430,500	$552,800	$983,300

Fiscal Six Months Ended
North America	$289,500	$386,000	$675,500	$83,700	$566,800	$650,500
South America	15,300	30,700	46,000	6,200	68,600	74,800
Europe	557,800	284,800	842,600	404,000	334,900	738,900
Asia	307,600	28,800	336,400	433,200	120,200	553,400
Middle East	132,000	—	132,000	251,500	4,800	256,300
Australasia and other	51,400	300	51,700	124,600	1,300	125,900

Total	$1,353,600	$730,600	$2,084,200	$1,303,200	$1,096,600	$2,399,800

NEW ORDERS (FUTURE REVENUES) BY INDUSTRY:
Fiscal Quarters Ended
Power generation	$26,500	$157,500	$184,000	$(3,200)	$524,700	$521,500
Oil refining	430,400	—	430,400	195,200	—	195,200
Pharmaceutical	21,600	—	21,600	15,900	—	15,900
Oil and gas	13,900	—	13,900	112,700	—	112,700
Chemical/petrochemical	139,200	—	139,200	74,400	—	74,400
Power plant operation and maintenance	—	36,700	36,700	—	28,100	28,100
Environmental	5,400	—	5,400	13,900	—	13,900
Other, net of eliminations	9,300	—	9,300	21,600	—	21,600

Total	$646,300	$194,200	$840,500	$430,500	$552,800	$983,300

Fiscal Six Months Ended
Power generation	$38,500	$664,700	$703,200	$7,700	$1,038,300	$1,046,000
Oil refining	867,800	—	867,800	704,000	—	704,000
Pharmaceutical	40,000	—	40,000	58,700	—	58,700
Oil and gas	124,200	—	124,200	285,800	—	285,800
Chemical/petrochemical	253,000	—	253,000	193,700	—	193,700
Power plant operation and maintenance	—	65,900	65,900	—	58,300	58,300
Environmental	15,100	—	15,100	18,100	—	18,100
Other, net of eliminations	15,000	—	15,000	35,200	—	35,200

Total	$1,353,600	$730,600	$2,084,200	$1,303,200	$1,096,600	$2,399,800

	June 27, 2008			June 29, 2007
	Global	Global		Global	Global
	E&C	Power		E&C	Power
	Group	Group	Total	Group	Group	Total
BACKLOG (FUTURE REVENUES) BY CONTRACT TYPE:
Lump-sum turnkey	$45,800	$357,300	$403,100	$147,100	$390,500	$537,600
Other fixed-price	494,700	1,016,200	1,510,900	350,200	793,200	1,143,400
Reimbursable	6,117,700	147,400	6,265,100	3,686,000	198,500	3,884,500
Eliminations	(3,600)	(2,700)	(6,300)	(19,100)	(2,600)	(21,700)

Total	$6,654,600	$1,518,200	$8,172,800	$4,164,200	$1,379,600	$5,543,800

BACKLOG (FUTURE REVENUES) BY PROJECT LOCATION:
North America	$327,000	$715,600	$1,042,600	$190,400	$645,200	$835,600
South America	26,400	97,300	123,700	22,300	93,200	115,500
Europe	768,200	618,000	1,386,200	641,800	496,400	1,138,200
Asia	1,735,600	85,700	1,821,300	1,377,800	143,100	1,520,900
Middle East	569,100	600	569,700	1,377,300	600	1,377,900
Australasia and other	3,228,300	1,000	3,229,300	554,600	1,100	555,700

Total	$6,654,600	$1,518,200	$8,172,800	$4,164,200	$1,379,600	$5,543,800

BACKLOG (FUTURE REVENUES) BY INDUSTRY:
Power generation	$69,200	$1,396,400	$1,465,600	$38,200	$1,263,100	$1,301,300
Oil refining	1,763,000	—	1,763,000	1,804,200	—	1,804,200
Pharmaceutical	39,000	—	39,000	62,900	—	62,900
Oil and gas	3,319,500	—	3,319,500	726,000	—	726,000
Chemical/petrochemical	1,435,400	—	1,435,400	1,363,200	—	1,363,200
Power plant operation and maintenance	—	121,800	121,800	—	116,500	116,500
Environmental	13,100	—	13,100	50,000	—	50,000
Other, net of eliminations	15,400	—	15,400	119,700	—	119,700

Total	$6,654,600	$1,518,200	$8,172,800	$4,164,200	$1,379,600	$5,543,800

FOSTER WHEELER SCOPE IN BACKLOG	$1,817,900	$1,505,400	$3,323,300	$1,437,900	$1,366,400	$2,804,300

E&C MAN-HOURS IN BACKLOG (in thousands)	13,500		13,500	11,000		11,000

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
     A full discussion of our critical accounting policies and estimates is included in our 2007 Form 10-K. We did not have a significant change to the application of our critical accounting policies and estimates during the first fiscal six months of 2008.
Accounting Developments
     In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial assets and liabilities, as well as for any other assets and liabilities that are required to be measured at fair value on a recurring basis, in financial statements for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a partial one-year deferral of SFAS No. 157 for nonfinancial assets and liabilities that are only subject to fair value measurement on a non-recurring basis. We have elected to defer the application of SFAS No. 157 for our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis until the fiscal year beginning December 27, 2008, and are in the process of assessing its impact on our financial position and results of operations related to such assets and liabilities. Our financial assets and liabilities that are recorded at fair value consist primarily of the assets or liabilities arising from derivative financial instruments. The adoption of SFAS No. 157 did not have a material effect on our financial position or results of operations.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the fiscal quarter and six months ended June 27, 2008, there were no material changes in the market risks as described in our annual report on Form 10-K for the fiscal year ended December 28, 2007.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting in the fiscal quarter ended June 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Please refer to Note 12 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.
ITEM 1A. RISK FACTORS
     Information regarding our risk factors appears in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 28, 2007, which we filed with the SEC on February 26, 2008. There have been no material changes in those risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 6, 2008, we held our annual general meeting of common shareholders. The voting results of the annual general meeting of common shareholders were as follows:

		Against(A) or			Broker
	For	Withheld(W)		Abstentions	Non-Votes
1. Election of directors. (*)
a. Raymond J. Milchovich	120,553,557	2,014,828	(W)
b. Jack A. Fusco	121,112,732	1,455,653	(W)
c. Edward G. Galante	120,416,202	2,152,183	(W)

2. Auditor appointment -PricewaterhouseCoopers LLP	120,456,004	1,996,284	(A)	116,097

*	In addition, the following directors continued to serve after the meeting: Eugene D. Atkinson, Diane C. Creel, Steven J. Demetriou, Robert C. Flexon, Stephanie Hanbury-Brown and James D. Woods. In addition, our Board of Directors elected Maureen B. Tart-Bezer as a new director on May 6, 2008.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibits
3.1	Memorandum of Association of Foster Wheeler Ltd. (Filed as Annex II to Foster Wheeler Ltd.’s Form S-4/A (File No. 333-52468) filed on March 9, 2001, and incorporated herein by reference.)

3.2	Memoranda of Reduction of Share Capital and Memorandum of Increase in Share Capital each dated December 1, 2004. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, dated November 29, 2004 and filed on December 2, 2004, and incorporated herein by reference.)

3.3	Certificate of Designation relating to Foster Wheeler Ltd.’s Series B Convertible Preferred Shares, adopted on September 24, 2004. (Filed as Exhibit 3.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 24, 2004, and incorporated herein by reference.)

3.4	Bye-Laws of Foster Wheeler Ltd., amended May 9, 2006. (Filed as Exhibit 3.2 to Foster Wheeler Ltd.’s Form 8-K, dated May 9, 2006 and filed on May 12, 2006, and incorporated herein by reference.)

3.5	Memorandum of Increase of Share Capital dated February 7, 2008. (Filed as Exhibit 3.5 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2007, and incorporated herein by reference.)

10.1	Unofficial English Translation of Fixed Term Employment Agreement, effective as of April 1, 2008, between Foster Wheeler Continental Europe S.r.L. and Umberto della Sala. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated February 22, 2008 and filed on February 28, 2008, and incorporated herein by reference.)

10.2	Employment Agreement, dated as of April 7, 2008, between Foster Wheeler Ltd. and Beth Sexton. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2008, and incorporated herein by reference.)

10.3	Employment Agreement, dated as of May 6, 2008, between Foster Wheeler Ltd. and Franco Baseotto. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated May 6, 2008 and filed on May 12, 2008, and incorporated herein by reference.)

10.4	Amended and Restated Employment Agreement, dated as of May 6, 2008, between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated May 6, 2008 and filed on May 12, 2008, and incorporated herein by reference.)

10.5	Amended and Restated Employment Agreement, dated as of May 6, 2008, between Foster Wheeler Ltd. and Peter J. Ganz. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 8-K, dated May 6, 2008 and filed on May 12, 2008, and incorporated herein by reference.)

23.1	Consent of Analysis, Research & Planning Corporation.

23.2	Consent of Peterson Risk Consulting.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD. (Registrant)

Date: August 6, 2008	/s/ Raymond J. Milchovich Raymond J. Milchovich
Chairman and Chief Executive Officer

Date: August 6, 2008	/s/ Franco Baseotto Franco Baseotto
Executive Vice President, Chief Financial
Officer and Treasurer