Form 10-Q
period 2008-09-26
FOSTER WHEELER LTD
filed 2008-11-05
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 133,753,790 common shares ($0.01 par value) were outstanding as of October 24, 2008.

FOSTER WHEELER LTD.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	Fiscal Quarters Ended		Fiscal Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Operating revenues	$1,718,355	$1,299,872	$5,215,101	$3,641,760
Cost of operating revenues	(1,489,095)	(1,101,912)	(4,522,654)	(3,067,442)

Contract profit	229,260	197,960	692,447	574,318

Selling, general and administrative expenses	(74,831)	(62,686)	(218,771)	(180,079)
Other income, net	(1,178)	22,319	36,995	43,730
Other deductions, net	(8,986)	(7,672)	(27,080)	(33,075)
Interest income	12,457	12,467	35,155	24,263
Interest expense	(5,193)	(4,716)	(16,204)	(14,652)
Minority interest in income of consolidated affiliates	(834)	(1,765)	(1,859)	(5,038)
Net asbestos-related gain/(provision)	(1,725)	8,633	30,738	8,633

Income before income taxes	148,970	164,540	531,421	418,100
Provision for income taxes	(21,050)	(35,439)	(104,683)	(102,324)

Net income	$127,920	$129,101	$426,738	$315,776

Earnings per common share (see Note 1):
Basic	$0.89	$0.91	$2.96	$2.24

Diluted	$0.88	$0.89	$2.94	$2.18

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)
(unaudited)

	September 26,	December 28,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,308,924	$1,048,544
Accounts and notes receivable, net:
Trade	634,975	580,883
Other	121,518	98,708
Contracts in process	291,466	239,737
Prepaid, deferred and refundable income taxes	39,955	36,532
Other current assets	30,102	39,979

Total current assets	2,426,940	2,044,383

Land, buildings and equipment, net	364,377	337,485
Restricted cash	26,430	20,937
Notes and accounts receivable — long-term	2,103	2,941
Investments in and advances to unconsolidated affiliates	210,168	198,346
Goodwill, net	65,060	53,345
Other intangible assets, net	61,705	61,190
Asbestos-related insurance recovery receivable	287,695	324,588
Other assets	90,934	93,737
Deferred income taxes	102,154	112,036

TOTAL ASSETS	$3,637,566	$3,248,988

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments on long-term debt	$19,490	$19,368
Accounts payable	360,675	372,531
Accrued expenses	319,329	331,814
Billings in excess of costs and estimated earnings on uncompleted contracts	835,236	744,236
Income taxes payable	69,919	55,824

Total current liabilities	1,604,649	1,523,773

Long-term debt	203,582	185,978
Deferred income taxes	81,139	81,008
Pension, postretirement and other employee benefits	254,308	290,741
Asbestos-related liability	334,142	376,803
Other long-term liabilities and minority interest	203,843	216,916
Commitments and contingencies

TOTAL LIABILITIES	2,681,663	2,675,219

Temporary Equity:
Non-vested restricted awards subject to redemption	4,892	2,728

TOTAL TEMPORARY EQUITY	4,892	2,728

Shareholders’ Equity:
Preferred shares:
$0.01 par value; authorized: September 26, 2008 - 901,150 shares and December 28, 2007 - 901,943 shares; issued and outstanding: September 26, 2008 - 1,094 shares and December 28, 2007 - 1,887 shares	—	—
Common shares:
$0.01 par value; authorized: September 26, 2008 - 296,007,803 shares and December 28, 2007 - 296,007,011 shares; issued and outstanding: September 26, 2008 - 142,971,885 shares and December 28, 2007 - 143,877,804 shares	1,430	1,439
Paid-in capital	1,346,884	1,385,311
Accumulated deficit	(127,857)	(554,595)
Accumulated other comprehensive loss	(269,446)	(261,114)

TOTAL SHAREHOLDERS’ EQUITY	951,011	571,041

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$3,637,566	$3,248,988

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands of dollars, except share data)
(unaudited)

	Fiscal Nine Months Ended
	September 26, 2008		September 28, 2007
	Shares	Amount	Shares	Amount
Preferred Shares:
Balance at beginning of period	1,887	$—	3,658	$—
Preferred shares converted into common shares	(793)	—	(290)	—

Balance at end of period	1,094	$—	3,368	$—

Common Shares:
Balance at beginning of period	143,877,804	$1,439	138,182,948	$1,382
Retirement of common shares purchased under common share repurchase program	(1,285,548)	(13)	—	—
Issuance of common shares upon exercise of common share purchase warrants	85,057	1	1,799,988	18
Issuance of common shares upon exercise of stock options	128,996	1	2,905,998	29
Issuance of common shares upon vesting of restricted awards	62,486	1	684,796	7
Issuance of common shares upon conversion of preferred shares	103,090	1	37,690	—

Balance at end of period	142,971,885	$1,430	143,611,420	$1,436

Paid-in Capital:
Balance at beginning of period		$1,385,311		$1,348,800
Retirement of common shares purchased under common share repurchase program		(50,014)		—
Issuance of common shares upon exercise of common share purchase warrants		398		8,422
Issuance of common shares upon exercise of stock options		2,594		16,211
Share-based compensation expense-stock options and restricted awards		8,436		4,356
Excess tax benefit related to equity-based incentive program		161		4,130
Issuance of common shares upon vesting of restricted awards		(1)		(7)
Issuance of common shares upon conversion of preferred shares		(1)		—

Balance at end of period		$1,346,884		$1,381,912

Accumulated Deficit:
Balance at beginning of period		$(554,595)		$(944,113)
Cumulative effect of adoption of FIN 48		—		(4,356)

Balance at beginning of period, as adjusted		(554,595)		(948,469)
Net income for the period		426,738		315,776

Balance at end of period		$(127,857)		$(632,693)

Accumulated Other Comprehensive Loss:
Balance at beginning of period		$(261,114)		$(343,342)
Foreign currency translation adjustments		(19,490)		19,495
Net gain/(loss) on derivative instruments designated as cash flow hedges, net of tax		(6)		1,279
Pension and other postretirement benefits, net of tax		11,164		11,882

Balance at end of period		$(269,446)		$(310,686)

Total Shareholders’ Equity		$951,011		$439,969

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in thousands of dollars)
(unaudited)

	Fiscal Quarters Ended		Fiscal Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Net income	$127,920	$129,101	$426,738	$315,776
Foreign currency translation adjustments	(39,749)	10,113	(19,490)	19,495
Net gain/(loss) on derivative instruments designated as cash flow hedges, net of tax	(3,268)	(587)	(6)	1,279
Pension and other postretirement benefits, net of tax	3,625	3,984	11,164	11,882

Comprehensive income	$88,528	$142,611	$418,406	$348,432

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Fiscal Nine Months Ended
	September 26,	September 28,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$426,738	$315,776
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	33,366	27,120
Net asbestos-related provision/(gain)	5,175	(8,633)
Share-based compensation expense-stock options and restricted awards	10,600	5,100
Excess tax benefit related to equity-based incentive program	(161)	(3,888)
Deferred tax	5,499	15,146
Loss/(gain) on sale of assets	831	(6,887)
Equity in the net earnings of partially-owned affiliates, net of dividends	(4,985)	(23,150)
Other noncash items	1,875	8,152
Changes in assets and liabilities:
Increase in receivables	(96,337)	(81,496)
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	40,047	(27,663)
(Decrease)/increase in accounts payable and accrued expenses	(10,556)	79,347
Increase in income taxes payable	13,514	14,462
Net change in other assets and liabilities	(17,814)	(71,735)

Net cash provided by operating activities	407,792	241,651

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(14,856)	(6,319)
Change in restricted cash	(6,143)	(2,848)
Capital expenditures	(62,415)	(33,504)
Proceeds from sale of assets	718	6,732
Investments in and advances to unconsolidated affiliates	(4,429)	(1,242)
Return of investment from unconsolidated affiliates	2,330	6,324

Net cash used in investing activities	(84,795)	(30,857)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase and retirement of common shares	(50,027)	—
Distributions to minority third-party ownership interests	(9,625)	(5,179)
Proceeds from common share purchase warrant exercises	399	8,440
Proceeds from stock option exercises	2,595	16,240
Excess tax benefit related to equity-based incentive program	161	3,888
Proceeds from issuance of short-term debt	3,658	—
Proceeds from issuance of long-term debt	25,030	330
Repayment of long-term debt and capital lease obligations	(9,387)	(6,225)

Net cash (used in)/provided by financing activities	(37,196)	17,494

Effect of exchange rate changes on cash and cash equivalents	(25,421)	21,222

Increase in cash and cash equivalents	260,380	249,510
Cash and cash equivalents at beginning of year	1,048,544	610,887

Cash and cash equivalents at end of period	$1,308,924	$860,397

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
     Our fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations. There were 13 weeks in the third quarter in both fiscal years 2008 and 2007.
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

     We have numerous contracts that are in various stages of completion. Such contracts require estimates to determine the extent of revenue and profit recognition. These estimates may be revised from time to time as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” we review all of our material contracts monthly and revise our estimates as appropriate. These estimate revisions, which include both increases and decreases in estimated profit, result from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, providing services and purchasing third-party materials and equipment at costs differing from those previously estimated and testing of completed facilities which, in turn, eliminates or confirms completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and, therefore, tend to be earned late in a project’s life cycle. There were 26 and 38 separate projects that had final estimated contract profit revisions whose impact on contract profit exceeded $1,000 during the first fiscal nine months of 2008 and 2007, respectively. The changes in final estimated contract profits resulted in net increases to contract profit of $9,120 and $26,070 during the fiscal quarter and nine months ended September 26, 2008, respectively. The changes in final estimated contract profits resulted in a net increase to contract profit of $17,980 and $34,120 during the fiscal quarter and nine months ended September 28, 2007, respectively. The impact on contract profit is measured as of the beginning of the quarterly and year-to-date periods and represents the incremental contract profit or loss that would have been recorded in prior periods had we been able to recognize in those periods the impact of the current period changes in final estimated profits. Please see Note 11 for further information related to changes in final estimated profits.
     Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims in accordance with paragraph 65 of SOP 81-1, which states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Under SOP 81-1, those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. As of September 26, 2008, our condensed consolidated financial statements assumed recovery of commercial claims of $27,400, of which $800 has yet to be expended. As of December 28, 2007, our condensed consolidated financial statements assumed recovery of commercial claims of $22,200, of which $3,700 was yet to be expended.
     In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. We had no material deferred pre-contract costs as of September 26, 2008 or December 28, 2007.
     Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the corresponding service contracts.
     Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments with original maturities of three months or less. Cash and cash equivalents of $1,003,382 and $800,036 were maintained by our foreign subsidiaries as of September 26, 2008 and December 28, 2007, respectively. These subsidiaries require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, a portion of these funds may not be readily available for repatriation to U.S. entities.

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
     Intangible Assets — Intangible assets consist principally of goodwill, trademarks and patents. Goodwill is allocated to our reporting units on a relative fair value basis at the time of the original purchase price allocation. Patents and trademarks are amortized on a straight-line basis over periods of 3 to 40 years. Customer relationships and backlog are amortized on a straight-line basis over periods of 1 to 15 years.
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
     In July 2008, we acquired the majority of the assets and work force of an engineering design company that has an engineering center in Kolkata, India. In conjunction with the acquisition, we recorded $6,610 of goodwill and $330 of identifiable intangible assets. Please see Note 2 for further information related to this acquisition.
     In February 2008, we acquired a biopharmaceutical engineering company that is based in Philadelphia, Pennsylvania. In conjunction with the acquisition, we recorded $5,523 of goodwill and $3,600 of identifiable intangible assets. Please see Note 2 for further information related to this acquisition.

     We had total net goodwill of $65,060 and $53,345 as of September 26, 2008 and December 28, 2007, respectively. Of the $65,060 of goodwill as of September 26, 2008, $53,016 is related to our global power business group and $12,044 is related to our global engineering and construction group. In fiscal year 2007, the fair value of all reporting units exceeded the carrying amounts except for a domestic reporting unit, where a goodwill impairment charge of $2,401 was recorded related to winding down of certain operations.
     We had total unamortized identifiable intangible assets of $61,705 and $61,190 as of September 26, 2008 and December 28, 2007, respectively. Of the $61,705 of identifiable intangible assets as of September 26, 2008, $58,213 is related to our global power business group and $3,492 is related to our global engineering and construction business group. The following table details amounts relating to our identifiable intangible assets:

	September 26, 2008			December 28, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$39,390	$(22,538)	$16,852	$39,375	$(21,026)	$18,349
Trademarks	63,668	(22,065)	41,603	63,344	(20,503)	42,841
Customer relationships and backlog	3,630	(380)	3,250	—	—	—

Total	$106,688	$(44,983)	$61,705	$102,719	$(41,529)	$61,190

     Amortization expense related to identifiable intangible assets, which is recorded within cost of operating revenues on the condensed consolidated statement of operations, totaled $1,157 and $3,454 for the fiscal quarter and nine months ended September 26, 2008, respectively. Amortization expense totaled $912 and $2,720 for the fiscal quarter and nine months ended September 28, 2007, respectively. Amortization expense is expected to approximate $4,600 each year in the next five years.
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
     We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations.
     Foreign Currency — The functional currency of our foreign operations is the local currency of their country of domicile. Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period-end exchange rates with the resulting translation adjustment recorded as a separate component within accumulated other comprehensive loss. Income and expense accounts and cash flows are translated at weighted-average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income, net and other deductions, net, based on the net transaction gain or loss during each of the fiscal nine months ended September 26, 2008 and September 28, 2007.
     We maintain a foreign currency risk-management strategy that uses foreign currency forward contracts to protect us from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates between the functional currencies of our subsidiaries and the foreign currencies in which some of our operating purchases and sales are denominated. We utilize these contracts solely to hedge specific foreign currency exposures, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the fiscal quarters and nine months ended September 26, 2008 and September 28, 2007, none of the contracts met the requirements for hedge accounting under SFAS No. 133. Accordingly, we recorded pretax foreign exchange losses of $(2,313) and $(1,326) for the fiscal quarter and nine months ended September 26, 2008, respectively. Similarly, we recorded a pretax foreign exchange gain/(loss) of $(90) and $576 for the fiscal quarter and nine months ended September 28, 2007, respectively. These amounts were recorded in the following line items on the condensed consolidated statement of operations for the periods indicated:

	Fiscal Quarters Ended		Fiscal Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Cost of operating revenues	$(2,550)	$(54)	$(1,239)	$674
Other income/(deductions)	237	(36)	(87)	(98)

Pretax gain/(loss)	$(2,313)	$(90)	$(1,326)	$576

     The mark-to-market adjustments on foreign exchange contracts for these unrealized gains or losses are recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the condensed consolidated balance sheet.
     During the fiscal nine months ended September 26, 2008 and September 28, 2007, we included net cash inflows on the settlement of derivatives of $6,353 and $4,280, respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities in the condensed consolidated statement of cash flows.
     Interest Rate Risk — We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. Certain of our affiliates in which we have an equity interest also use interest rate swap contracts to manage interest rate risk associated with their limited recourse project debt. Upon entering into the swap contracts, we designate the interest rate swaps as cash flow hedges in accordance with SFAS No. 133. We assess at inception, and on an ongoing basis, whether the interest rate swaps are highly effective in offsetting changes in the cash flows of the project debt. Consequently, we record the fair value of our interest rate swap contracts in our condensed consolidated balance sheet at each balance sheet date. Changes in the fair value of the interest rate swap contracts are recorded as a component of comprehensive income on our condensed consolidated statement of comprehensive income. As of September 26, 2008 and December 28, 2007, we had net gains on the swap contracts of $1,667 and $1,673, respectively, which were recorded net of tax provisions of $632 and $635, respectively, and were included in accumulated other comprehensive loss on the condensed consolidated balance sheet.
     Retirement of Common Shares under Common Share Repurchase Program — On September 12, 2008, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $750,000 of our outstanding common shares. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of common shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand.
     All common shares acquired under our common share repurchase program are immediately retired upon purchase. The common share value, on the condensed consolidated balance sheet, is reduced for the par value of the retired common shares. Paid-in capital, on the condensed consolidated balance sheet, is reduced for the excess of fair value and related fees paid above par value for the common shares acquired.
     Common shares retired under the common share repurchase program reduce the weighted-average number of common shares outstanding during the reporting period when calculating earnings per common share, as described below.
     Earnings per Common Share — Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period, excluding non-vested restricted shares of 82,980 and 165,960 as of September 26, 2008 and September 28, 2007, respectively. Restricted shares and restricted share units (collectively, “restricted awards”) are included in the weighted-average number of common shares outstanding when such restricted awards vest.
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
     The computations of basic and diluted earnings per common share were as follows:

	Fiscal Quarters Ended		Fiscal Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Basic earnings per common share:
Net income	$127,920	$129,101	$426,738	$315,776

Weighted-average number of common shares outstanding for basic earnings per common share	144,030,570	142,517,528	143,980,815	141,034,618

Basic earnings per common share	$0.89	$0.91	$2.96	$2.24

Diluted earnings per common share:
Net income	$127,920	$129,101	$426,738	$315,776

Weighted-average number of common shares outstanding for basic earnings per common share	144,030,570	142,517,528	143,980,815	141,034,618
Effect of dilutive securities:
Options to purchase common shares	451,516	672,578	560,480	1,153,288
Warrants to purchase common shares	558,564	1,640,534	589,065	2,134,916
Non-vested portion of restricted awards	158,946	261,824	219,571	243,272

Weighted-average number of common shares outstanding for diluted earnings per common share	145,199,596	145,092,464	145,349,931	144,566,094

Diluted earnings per common share	$0.88	$0.89	$2.94	$2.18

     The following table summarizes the common share equivalent of potentially dilutive securities that have been excluded from the denominator used in the calculation of diluted earnings per common share due to their antidilutive effect:

	Fiscal Quarters Ended		Fiscal Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Common shares issuable under outstanding options not included in the computation of diluted earnings per common share because the assumed proceeds were greater than the average common share price for the period	526,600	165,736	478,221	357,756

     Share-Based Compensation Plans — Our share-based compensation plans are accounted for in accordance with the provisions of SFAS No. 123R, “Share-Based Payment.” We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:
•	Expected volatility — we estimate the volatility of our common share price at the date of grant using historical volatility adjusted for periods of unusual stock price activity.

•	Expected term — we estimate the expected term of options granted to our chief executive officer based on a combination of vesting schedules, contractual life of the option, past history and estimates of future exercise behavior patterns as outlined in SFAS No. 123R. For grants to other employees and the remaining directors, we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”

•	Risk-free interest rate — we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

•	Dividends — we use an expected dividend yield of zero because we have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends.
     We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	Fiscal Nine Months Ended
	September 26,	September 28,
	2008	2007
Expected volatility	45.99%	42.59%
Expected term	3.6 years	3.2 years
Risk-free interest rate	2.16%	4.47%
Expected dividend yield	0%	0%
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
     Recent Accounting Developments — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial assets and liabilities, as well as for any other assets and liabilities that are required to be measured at fair value on a recurring basis, in financial statements for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a partial one-year deferral of SFAS No. 157 for nonfinancial assets and liabilities that are only subject to fair value measurement on a nonrecurring basis. We have elected to defer the application of SFAS No. 157 for our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis until the fiscal year beginning December 27, 2008, and are in the process of assessing its impact on our financial position and results of operations related to such assets and liabilities. Our financial assets and liabilities that are recorded at fair value consist primarily of the assets or liabilities arising from derivative financial instruments. The adoption of SFAS No. 157 did not have a material effect on our financial position or results of operations.
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
     The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 26, 2008:

September 26,
2008
Assets:
Foreign currency forward contracts	$10,784
Interest rate swap contracts	2,744

Liabilities:
Foreign currency forward contracts	8,033
Interest rate swap contracts	445
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

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 amends the accounting and reporting standards for the noncontrolling interest in a subsidiary (often referred to as “minority interest”) and for the deconsolidation of a subsidiary. Under SFAS No. 160, the noncontrolling interest in a subsidiary is reported as equity in the parent company’s consolidated financial statements. SFAS No. 160 also requires that the parent company’s consolidated statement of operations include both the parent and noncontrolling interest share of the subsidiary’s statement of operations. Formerly, the noncontrolling interest share was shown as a reduction of income on the parent’s consolidated statement of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 is to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied; however, presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not believe that SFAS No. 160 will have a significant impact on our financial position, results of operations and cash flows.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance and cash flows. SFAS No. 161 changes the disclosure requirements about the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect the company’s financial position, financial performance and cash flows. Additionally, SFAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 also requires more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, SFAS No. 161 requires cross-referencing within the footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently assessing the impact that SFAS No. 161 may have on our financial statement disclosures.
2. Business Combinations
     In July 2008, we acquired the majority of the assets and work force of an engineering design company for $6,500, plus up to $1,500 to be paid if certain performance milestones are met over the following two years. This company, which has an engineering center in Kolkata, India, provides engineering services to the petrochemical, refining, upstream oil and gas, and power industries. The purchase price allocation and pro forma information for this acquisition were not material to our condensed consolidated financial statements. This company’s financial results are included within our global engineering and construction business segment.
     In February 2008, we acquired all of the outstanding capital stock of a biopharmaceutical engineering company, based in Philadelphia, Pennsylvania, for $8,545 plus up to $3,638 to be paid over the following three years if certain conditions are met, plus up to an additional $8,700 to be paid if certain performance milestones are met over the following three years. This company provides design, engineering, manufacture, installation, validation and startup/commissioning services to the life sciences industry. The purchase price allocation and pro forma information for this acquisition were not material to our condensed consolidated financial statements. This company’s financial results are included within our global engineering and construction business segment.
     In February 2007, we purchased the stock of a Finnish company that owns patented coal flow measuring technology. The purchase price, net of cash acquired was €1,112 (approximately $1,473 at the exchange rate in effect at the time of the acquisition). The purchase price allocation and pro forma financial information for this acquisition were not material to our condensed consolidated financial statements. This company’s financial results are included within our global power business segment.

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

	September 26, 2008		December 28, 2007
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Balance Sheet Data:
Current assets	$281,616	$49,207	$294,482	$49,353
Other assets (primarily buildings and equipment)	657,868	139,411	656,796	146,665
Current liabilities	32,304	21,140	72,009	21,044
Other liabilities (primarily long-term debt)	586,506	70,950	576,545	81,696
Net assets	320,674	96,528	302,724	93,278

	Fiscal Quarters Ended
	September 26, 2008		September 28, 2007
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Income Statement Data:
Total revenues	$126,499	$16,385	$102,776	$27,881
Gross earnings	29,373	10,590	40,982	19,774
Income before income taxes	15,287	9,017	37,880	18,193
Net earnings/(loss)	(5,570)	7,485	23,362	18,193

	Fiscal Nine Months Ended
	September 26, 2008		September 28, 2007
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Income Statement Data:
Total revenues	$357,244	$68,459	$247,517	$51,528
Gross earnings	100,725	40,967	70,513	30,420
Income before income taxes	61,759	37,244	61,947	25,242
Net earnings	24,225	30,913	37,973	25,242
     Our share of equity in the net earnings of these partially-owned affiliates, which is recorded within other income, net on the condensed consolidated statement of operations, totaled $2,202 and $27,082 for the fiscal quarter and nine months ended September 26, 2008, respectively. Similarly, our share of equity in the net earnings of these partially-owned affiliates totaled $18,935 and $29,503 for the fiscal quarter and nine months ended September 28, 2007, respectively.
     Our investment in these equity affiliates, which is recorded within investments in and advances to unconsolidated affiliates on the condensed consolidated balance sheet, totaled $200,726 and $190,887 as of September 26, 2008 and December 28, 2007, respectively. Distributions of $24,452 and $10,946 were received during the fiscal nine months ended September 26, 2008 and September 28, 2007, respectively.

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
     In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the Chilean project does not generate sufficient cash flow to make such payments. We are required to maintain the debt service reserve letter of credit during the term of the Chilean project’s debt, which matures in 2014. As of September 26, 2008, no amounts have been drawn under this letter of credit.
     Under the Chilean project’s operations and maintenance agreement, our subsidiary provides services for the management, operation and maintenance of the refinery/electric power generation facility. Our fees for these services were $2,328 and $6,984 for the fiscal quarter and nine months ended September 26, 2008, respectively, and were $2,077 and $6,231 for the fiscal quarter and nine months ended September 28, 2007, respectively. Our fees for these services were recorded in operating revenues on our condensed consolidated statement of operations. We had a receivable from our partially-owned affiliate in Chile of $9,300 and $6,168 recorded in trade accounts and notes receivable on our condensed consolidated balance sheet as of September 26, 2008 and December 28, 2007, respectively.

4. Long-term Debt
     The following table shows the components of our long-term debt:

	September 26, 2008			December 28, 2007
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$1,376	$65,940	$67,316	$1,318	$67,095	$68,413
Special-Purpose Limited Recourse Project Debt:
Camden County Energy Recovery Associates	9,648	31,779	41,427	9,648	31,779	41,427
FW Power S.r.L.	—	68,565	68,565	—	45,041	45,041
Energia Holdings, LLC	4,675	16,426	21,101	4,144	21,101	25,245
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	18	19	37	18	19	37
1999C Bonds at 7.25% interest, due October 15, 2024	—	20,491	20,491	—	20,491	20,491
1999D Accretion Bonds at 7% interest, due October 15, 2009	—	301	301	—	286	286
Intermediate Term Loans in China at 7.02% interest	—	—	—	4,107	—	4,107
Term Loan in China at 6.57% interest, due December 28, 2008	3,650	—	3,650	—	—	—
Other	123	61	184	133	166	299

Total	$19,490	$203,582	$223,072	$19,368	$185,978	$205,346

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
     We had $291,775 and $245,765 of letters of credit outstanding under this agreement as of September 26, 2008 and December 28, 2007, respectively. The letter of credit fees ranged from 1.50% to 1.60% of the outstanding amount, excluding a fronting fee of 0.125% per annum. There were no funded borrowings under this agreement as of September 26, 2008 or December 28, 2007.
     Subsequent to the fiscal quarter and nine months ended September 26, 2008, we and the requisite lenders under our domestic senior credit agreement amended the domestic senior credit agreement, effective September 29, 2008 to allow us to use cash up to $750,000 to repurchase our outstanding common shares and increase the limit of permissible capital expenditures. Please see Note 13 for further information related to the amended domestic senior credit agreement.
     Subsequent to the fiscal quarter and nine months ended September 26, 2008, we acquired $19,208 of our Subordinated Robbins Facility Exit Funding Obligations, 1999C Bonds due October 15, 2024 (“1999C Robbins Bonds”) on October 3, 2008 for $19,016 of cash, plus accrued and unpaid interest to date. Please see Note 13 for further information related to the acquisition of the 1999C Robbins Bonds.

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
     Pension Benefits — Our defined benefit pension plans cover certain full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation. The components of benefit cost/(income) for our pension plans are as follows:

	Fiscal Quarter Ended September 26, 2008				Fiscal Quarter Ended September 28, 2007
	United	United			United	United
	States	Kingdom	Other	Total	States	Kingdom	Other	Total
Net periodic benefit cost/(income):
Service cost	$—	$2,614	$177	$2,791	$—	$3,541	$156	$3,697
Interest cost	4,991	12,197	475	17,663	4,758	11,441	427	16,626
Expected return on plan assets	(6,035)	(11,976)	(388)	(18,399)	(5,517)	(12,156)	(451)	(18,124)
Amortization of transition (asset)/obligation	—	(14)	25	11	—	(15)	24	9
Amortization of prior service cost	—	1,233	5	1,238	—	1,312	5	1,317
Amortization of net actuarial loss	696	4,105	116	4,917	821	4,337	168	5,326

Total net periodic benefit cost/(income)	$(348)	$8,159	$410	$8,221	$62	$8,460	$329	$8,851

Changes recognized in other comprehensive income:
Amortization of transition asset/(obligation)	$—	$14	$(25)	$(11)	$—	$15	$(24)	$(9)
Amortization of prior service cost	—	(1,233)	(5)	(1,238)	—	(1,312)	(5)	(1,317)
Amortization of net actuarial loss	(696)	(4,105)	(116)	(4,917)	(821)	(4,337)	(168)	(5,326)

Total income recognized in other comprehensive income	$(696)	$(5,324)	$(146)	$(6,166)	$(821)	$(5,634)	$(197)	$(6,652)

	Fiscal Nine Months Ended September 26, 2008				Fiscal Nine Months Ended September 28, 2007
	United	United			United	United
	States	Kingdom	Other	Total	States	Kingdom	Other	Total
Net periodic benefit cost/(income):
Service cost	$—	$8,031	$536	$8,567	$—	$10,449	$455	$10,904
Interest cost	14,971	37,500	1,468	53,939	14,274	33,742	1,218	49,234
Expected return on plan assets	(18,106)	(36,815)	(1,252)	(56,173)	(16,549)	(35,852)	(1,281)	(53,682)
Amortization of transition (asset)/obligation	—	(43)	74	31	—	(46)	67	21
Amortization of prior service cost	—	3,792	15	3,807	—	3,869	14	3,883
Amortization of net actuarial loss	2,090	12,623	345	15,058	2,464	12,965	475	15,904

SFAS No. 87 net periodic benefit cost/(income)	(1,045)	25,088	1,186	25,229	189	25,127	948	26,264
SFAS No. 88 cost*	—	—	644	644	—	—	—	—

Total net periodic benefit cost/(income)	$(1,045)	$25,088	$1,830	$25,873	$189	$25,127	$948	$26,264

Changes recognized in other comprehensive income:
Amortization of transition asset/(obligation)	$—	$43	$(74)	$(31)	$—	$46	$(67)	$(21)
Amortization of prior service cost	—	(3,792)	(15)	(3,807)	—	(3,869)	(14)	(3,883)
Amortization of net actuarial loss	(2,090)	(12,623)	(345)	(15,058)	(2,464)	(12,965)	(475)	(15,904)

Total income recognized in other comprehensive income	$(2,090)	$(16,372)	$(434)	$(18,896)	$(2,464)	$(16,788)	$(556)	$(19,808)

*	Charges were recorded in accordance with the provisions of SFAS No. 88, “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” related to the settlement of obligations to former employees in Canada of $644 in the fiscal nine months ended September 26, 2008.
     The U.S. pension plans, which are frozen to new entrants and additional benefit accruals, and the Canadian, Finnish and French plans are non-contributory. The U.K. plan, which is closed to new entrants, is contributory.

     Based on the funded status at fiscal year-end 2007 and upon our most recent annual valuation report, we do not expect to be required to make any mandatory contributions to our U.S. pension plans in fiscal year 2008. We made mandatory contributions of approximately $24,700 to our foreign pension plans during the fiscal nine months ended September 26, 2008. We expect to make total mandatory contributions of approximately $32,700 to our foreign plans in fiscal year 2008. We may elect to make discretionary contributions to our U.S. and U.K. pension plans during the fiscal fourth quarter of 2008.
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
     The components of benefit cost for our other postretirement plans, including the SIP, are as follows:

	Fiscal Quarters Ended		Fiscal Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Net periodic postretirement benefit cost:
Service cost	$35	$36	$106	$105
Interest cost	1,156	1,191	3,470	3,572
Amortization of prior service credit	(1,165)	(1,191)	(3,496)	(3,571)
Amortization of net actuarial loss	117	238	350	714

Net periodic postretirement benefit cost	$143	$274	$430	$820

Changes recognized in other comprehensive income:
Amortization of prior service credit	$1,165	$1,191	$3,496	$3,571
Amortization of net actuarial loss	(117)	(238)	(350)	(714)

Total loss recognized in other comprehensive income	$1,048	$953	$3,146	$2,857

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

	Maximum	Carrying Amount of Liability
	Potential	September 26,	December 28,
	Payment	2008	2007
Environmental indemnifications	No limit	$8,200	$6,900
Tax indemnifications	No limit	$—	$—
     We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Fiscal Nine Months Ended
	September 26,	September 28,
	2008	2007
Warranty Liability
Balance at beginning of year	$87,800	$69,900
Accruals	34,900	25,100
Settlements	(5,000)	(10,800)
Adjustments to provisions	(15,200)	(6,600)

Balance at end of period	$102,500	$77,600

     We are contingently liable for performance under standby letters of credit, bank guarantees and surety bonds totaling $953,300 and $818,600 as of September 26, 2008 and December 28, 2007, respectively. These balances include the standby letters of credit issued under the domestic senior credit agreement discussed in Note 4 and from other facilities worldwide. No material claims have been made against these guarantees.
     We have also guaranteed certain performance obligations in a Chilean refinery/electric power generation project in which we hold a noncontrolling equity interest. See Note 3 for further information.
7. Preferred Shares
     We issued 599,944 preferred shares in connection with our 2004 equity-for-debt exchange. There were approximately 1,094 preferred shares outstanding as of September 26, 2008. Each preferred share is convertible at the holder’s option into 130 common shares, or up to approximately 142,273 additional common shares if all outstanding preferred shares as of September 26, 2008 are converted.
     The preferred shareholders have no voting rights except in certain limited circumstances. The preferred shares have the right to receive dividends and other distributions, including liquidating distributions, on an as-if-converted basis when and if declared and paid on the common shares. The preferred shares have a $0.01 liquidation preference per share.
8. Share-Based Compensation Plans
     Our share-based compensation plans include both restricted awards and stock option awards. Compensation cost for our share-based plans of $3,956 and $10,600 was charged against income for the fiscal quarter and nine months ended September 26, 2008, respectively. The related income tax benefit recognized in the condensed consolidated statements of operations and comprehensive income was $82 and $240 for the fiscal quarter and nine months ended September 26, 2008, respectively. Compensation cost for our share-based plans of $1,732 and $5,100 was charged against income for the fiscal quarter and nine months ended September 28, 2007, respectively. The related income tax benefit recognized in the condensed consolidated statements of operations and comprehensive income was $22 and $65 for the fiscal quarter and nine months ended September 28, 2007, respectively. We received $2,595 and $16,240 in cash from option exercises under our share-based compensation plans for the fiscal nine months ended September 26, 2008 and September 28, 2007, respectively.
     As of September 26, 2008, we had $8,885 and $10,038 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those costs are expected to be recognized as expense over a weighted-average period of approximately 21 months.
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
     Cumulatively through September 26, 2008, 3,970,840 Class A warrants and 38,730,407 Class B warrants have been exercised for 19,724,589 common shares. The number of common shares issuable upon the exercise of the remaining outstanding Class A warrants is approximately 613,262 as of September 26, 2008. The remaining outstanding Class B warrants expired on September 24, 2007.
     The holders of the Class A warrants are not entitled to vote, to receive dividends or to exercise any of the rights of common shareholders for any purpose until such warrants have been duly exercised. We currently maintain and intend to continue to maintain at all times during which the warrants are exercisable, a “shelf” registration statement relating to the issuance of common shares underlying the warrants for the benefit of the warrant holders, subject to the terms of the registration rights agreement. The registration statement became effective on December 28, 2005 and will be updated by December 28, 2008.
     Also in connection with the equity-for-debt exchange consummated in 2004, we entered into a registration rights agreement with certain selling security holders in which we agreed to file a registration statement to cover resales of our securities held by them immediately following the exchange offer. We filed a registration statement in accordance with this agreement on October 29, 2004. The registration statement, which became effective on December 23, 2004 and updated on March 22, 2006, must remain in effect until December 23, 2009 unless certain events occur to terminate our obligations under the registration rights agreement prior to that date. We plan to update the registration statement by March 22, 2009. If we fail to maintain the registration statement as required or it becomes unavailable for more than two 45-day periods in any consecutive 12-month period, we are required to pay damages at a rate of $13.7 per day for each day that the registration statement is not effective. As of September 26, 2008, the maximum exposure under this provision was approximately $5,000. We have not incurred, and do not expect to incur, any damages under the registration rights agreement.
10. Income Taxes
     Our effective tax rate is dependent on the location and amount of our taxable earnings and the effects of changes in valuation allowances. Our effective tax rates for the fiscal quarters and nine months ended September 26, 2008 and September 28, 2007 were lower than the U.S. statutory rate of 35% due principally to:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which is expected to contribute to an approximate twelve-percentage point reduction in the effective tax rate for the full year 2008; and

•	A valuation allowance decrease which is expected to contribute to an approximate six-percentage point reduction in the effective tax rate for the full year 2008. A decrease in our valuation allowance occurred in the fiscal quarter and nine months ended September 26, 2008 because we recognized earnings in jurisdictions where we continue to maintain a full valuation allowance (primarily the United States and Finland).
     These factors which reduce the effective tax rate were partially offset by our inability to recognize a tax benefit for losses subject to valuation allowance in certain other jurisdictions and other permanent differences.
     As we currently have positive earnings in most jurisdictions, we evaluate, on a quarterly basis, the need for the valuation allowances against deferred tax assets in those jurisdictions in which we currently maintain a valuation allowance. Such evaluation includes a review of all available evidence, both positive and negative, in determining whether a valuation allowance is necessary. If the trend for positive earnings continues in those jurisdictions where we have recorded a valuation allowance (primarily the United States and Finland), we may conclude that a valuation allowance is no longer needed in either or both jurisdictions.

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
     We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our condensed consolidated statement of operations. During the fiscal quarter and nine months ended September 26, 2008, we recorded net interest expense and net penalties of $330 and $853, respectively, of which the amount for the fiscal nine months ended September 26, 2008 is net of $3,518 of previously accrued tax penalties which were ultimately not assessed. During the fiscal quarter and nine months ended September 28, 2007, we recorded $1,074 and $1,874 in interest expense and penalties, respectively.
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
     Our Global Power Group’s steam generating equipment includes a full range of technologies, offering independent power producers, utilities and industrial clients high-value technology solutions for converting a wide range of fuels, such as coal, petroleum coke, oil, gas, biomass and municipal solid waste, into steam, which can be used for power generation, district heating and in industrial processes.
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
     EBITDA is the primary measure of operating performance used by our chief operating decision maker.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group (1)
Fiscal quarter ended September 26, 2008
Third-party revenues	$1,718,355	$1,287,405	$430,950	$—

EBITDA (2)	$165,243	$122,828	$64,753	$(22,338)

Less: Interest expense	(5,193)
Less: Depreciation and amortization	(11,080)

Income before income taxes	148,970
Provision for income taxes	(21,050)

Net income	$127,920

Fiscal quarter ended September 28, 2007
Third-party revenues	$1,299,872	$951,402	$348,470	$—

EBITDA (3)	$178,977	$129,232	$58,390	$(8,645)

Less: Interest expense	(4,716)
Less: Depreciation and amortization	(9,721)

Income before income taxes	164,540
Provision for income taxes	(35,439)

Net income	$129,101

Fiscal nine months ended September 26, 2008
Third-party revenues	$5,215,101	$3,928,136	$1,286,965	$—

EBITDA (4)	$580,991	$412,976	$197,547	$(29,532)

Less: Interest expense	(16,204)
Less: Depreciation and amortization	(33,366)

Income before income taxes	531,421
Provision for income taxes	(104,683)

Net income	$426,738

Fiscal nine months ended September 28, 2007
Third-party revenues	$3,641,760	$2,626,816	$1,014,944	$—

EBITDA (5)	$459,872	$395,364	$99,780	$(35,272)

Less: Interest expense	(14,652)
Less: Depreciation and amortization	(27,120)

Income before income taxes	418,100
Provision for income taxes	(102,324)

Net income	$315,776

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	Includes in the fiscal quarter ended September 26, 2008: increased/(decreased) contract profit of $9,120 from the regular re-evaluation of final estimated contract profits*: $12,750 in our Global E&C Group and $(3,630) in our Global Power Group; and a charge of $1,725 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.

(3)	Includes in the fiscal quarter ended September 28, 2007: increased contract profit of $17,980 from the regular re-evaluation of final estimated contract profits*: $10,810 in our Global E&C Group and $7,170 in our Global Power Group; and a gain of $8,633 in our C&F Group on the settlement of coverage litigation with two asbestos insurance carriers.

(4)	Includes in the fiscal nine months ended September 26, 2008: increased/(decreased) contract profit of $26,070 from the regular re-evaluation of final estimated contract profits*: $35,770 in our Global E&C Group and $(9,700) in our Global Power Group; a gain of $35,913 in our C&F Group on the settlement of coverage litigation with two asbestos insurance carriers; and a charge of $5,175 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.

(5)	Includes in the fiscal nine months ended September 28, 2007: increased/(decreased) contract profit of $34,120 from the regular re-evaluation of final estimated contract profits*: $50,550 in our Global E&C Group and $(16,430) in our Global Power Group; and a gain of $8,633 in our C&F Group on the settlement of coverage litigation with two asbestos insurance carriers.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 regarding changes in our final estimated contract profits.
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
     Operating revenues by industry were as follows:

	Fiscal Quarters Ended		Fiscal Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Power generation	$412,228	$353,098	$1,229,081	$999,347
Oil refining	438,843	370,048	1,198,499	975,531
Pharmaceutical	21,267	40,571	55,376	133,267
Oil and gas	431,059	213,567	1,392,904	669,259
Chemical/petrochemical	365,460	272,568	1,196,405	718,328
Power plant operation and maintenance	32,128	31,153	98,034	90,678
Environmental	8,089	16,126	23,753	40,305
Other, net of eliminations	9,281	2,741	21,049	15,045

Total third-party revenues	$1,718,355	$1,299,872	$5,215,101	$3,641,760

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
     United States
     A summary of U.S. claim activity is as follows:

	Number of Claims
	Fiscal Quarters Ended		Fiscal Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Open claims at beginning of period	130,740	133,580	131,340	135,890
New claims	860	1,080	3,710	4,160
Claims resolved	(1,230)	(1,850)	(4,680)	(7,240)

Open claims at end of period	130,370	132,810	130,370	132,810

     We had the following U.S. asbestos-related assets and liabilities recorded on our condensed consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through the fiscal third quarter of 2023. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

	September 26,	December 28,
	2008	2007
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$41,200	$47,100
Asbestos-related insurance recovery receivable	244,500	279,100

Total asbestos-related assets	$285,700	$326,200

Asbestos-related liabilities recorded within:
Accrued expenses	$63,000	$72,000
Asbestos-related liability	290,900	331,300

Total asbestos-related liabilities	$353,900	$403,300

     Since fiscal year-end 2004, we have worked with Analysis, Research & Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at year-end for the next 15 years. Based on its review of fiscal year 2007 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability be updated as of fiscal year-end 2007. Accordingly, we developed a revised estimate of our indemnity and defense costs through fiscal year-end 2022 considering the advice of ARPC. In the fiscal fourth quarter of 2007, we increased our liability for asbestos indemnity and defense costs through fiscal year-end 2022 to $403,300, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a charge of $7,400 in the fiscal fourth quarter of 2007. Our estimated asbestos liability increased during the fiscal nine months ended September 26, 2008 by $6,400, which represents the rolling 15-year asbestos-related liability estimate, and was reduced by payments amounting to approximately $55,800.
     The amount paid for asbestos litigation, defense and case resolution was $18,600 and $55,800 for the fiscal quarter and nine months ended September 26, 2008, respectively, and $21,800 and $66,700 for the fiscal quarter and nine months ended September 28, 2007, respectively. In fiscal year 2008, proceeds from settlements with our insurers exceeded payments made by $10,600 and $21,800 in the fiscal quarter and nine months ended September 26, 2008, respectively. We funded $1,500 and $30,500 of the payments made during the fiscal quarter and nine months ended September 28, 2007, respectively, while all remaining amounts were paid from insurance proceeds. Through September 26, 2008, total cumulative indemnity costs paid were approximately $652,200 and total cumulative defense costs paid were approximately $277,300.
     As of September 26, 2008, total asbestos-related liabilities were comprised of an estimated liability of $130,000 relating to open (outstanding) claims being valued and an estimated liability of $223,900 relating to future unasserted claims through the fiscal third quarter of 2023.
     Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type - mesothelioma, lung cancer and non-malignancies — and the breakdown of known and future claims into disease type — mesothelioma, lung cancer or non-malignancies. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through the fiscal third quarter of 2023, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after the fiscal third quarter of 2023, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after the fiscal third quarter of 2023. Historically, defense costs have represented approximately 29.8% of total defense and indemnity costs.
     The overall historic average combined indemnity and defense cost per resolved claim through September 26, 2008 has been approximately $2.7. The average cost per resolved claim is increasing and we believe will continue to increase in the future.

     The asbestos-related asset recorded within accounts and notes receivable-other as of September 26, 2008 reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The recorded asbestos-related insurance recovery receivable includes an estimate of recoveries from insurers in the unsettled insurance coverage litigation referred to below based upon the application of New Jersey law to certain insurance coverage issues and assumptions relating to cost allocation and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers. Such amounts have not been discounted for the time value of money.
     Since fiscal year-end 2005, we have worked with Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimates including the expected timing of payments and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset as of September 26, 2008. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset as of September 26, 2008.
     As of September 26, 2008, we estimated the value of our unsettled asbestos insurance asset related to ongoing litigation in New York state court with our subsidiaries’ insurers at $23,300. The litigation relates to the amounts of insurance coverage available for asbestos-related claims and the proper allocation of the coverage among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.
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
     In the fiscal nine months ended September 28, 2007, our subsidiaries reached agreements to settle their disputed asbestos-related insurance coverage with two additional insurers. We recorded a gain of $8,600 for these settlements in the fiscal nine months ended September 28, 2007, of which both settlements occurred in the third fiscal quarter.
     In the fiscal nine months ended September 26, 2008, our subsidiaries reached agreements to settle their disputed asbestos-related insurance coverage with two additional insurers. We recorded a gain of $35,900 for these settlements in the fiscal nine months ended September 26, 2008, of which both settlements occurred prior to the third fiscal quarter. We received cash of $40,500 from these 2008 settlements during the fiscal nine months ended September 26, 2008.
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
     We had net cash inflows of $21,800 as a result of insurance settlement proceeds in excess of the asbestos liability indemnity payments and defense costs during the fiscal nine months ended September 26, 2008. We expect to have net cash inflows of $17,400 as a result of insurance settlement proceeds in excess of the asbestos liability indemnity and defense costs for the full twelve months of fiscal year 2008. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our condensed consolidated balance sheet will continue to decrease.
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
     United Kingdom
     Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 889 claims have been brought against our U.K. subsidiaries of which 347 remained open as of September 26, 2008. None of the settled claims has resulted in material costs to us.
     As of September 26, 2008, we had recorded total liabilities of $46,000 comprised of an estimated liability relating to open (outstanding) claims of $7,600 and an estimated liability relating to future unasserted claims through the fiscal third quarter of 2023 of $38,400. Of the total, $2,800 was recorded in accrued expenses and $43,200 was recorded in asbestos-related liability on the condensed consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $2,800 was recorded in accounts and notes receivable-other and $43,200 was recorded as asbestos-related insurance recovery receivable on the condensed consolidated balance sheet. The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability and related asset recorded in the U.K. would be approximately $62,200.
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

     Power Plant Arbitration — Eastern Europe
     In June 2006, we commenced arbitration against a client seeking final payment for our services in connection with two power plants that we designed and built in Eastern Europe. The dispute primarily concerns whether we are liable to the client for liquidated damages (“LDs”) under the contract for delayed completion of the projects. The client contends that it is owed LDs, limited under the contract at approximately €37,600 (approximately $54,900 at the exchange rate in effect as of September 26, 2008), and is retaining as security for these LDs approximately €22,000 (approximately $32,200 at the exchange rate in effect as of September 26, 2008) in contract payments otherwise due to us for work performed. The client contends that it is owed an additional €6,900 (approximately $10,100 at the exchange rate in effect as of September 26, 2008) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects, the cost to relocate a piece of equipment on one of the projects and the cost of various warranty repairs and punch list work. We are seeking payment of the €22,000 (approximately $32,200 at the exchange rate in effect as of September 26, 2008 and which is recorded within contracts in process on the condensed consolidated balance sheet) in retention that is being held by the client for LDs, plus approximately €4,900 (approximately $7,200 at the exchange rate in effect as of September 26, 2008) in interest on the retained funds, as well as approximately €9,100 (approximately $13,300 at the exchange rate in effect as of September 26, 2008) in additional compensation for extra work performed beyond the original scope of the contracts and the client’s failure to procure the required property insurance for the project, which should have provided coverage for some of the damages we incurred on the project related to turbine repairs. In October 2008, a liability award by the arbitration panel in our favor was received. The award includes amounts that are “fixed” and amounts that require substantiation at a hearing on damages, which has not yet been scheduled by the panel. With estimated interest to be awarded at the damages hearing, we believe the fixed amount awarded will be in line with our previously estimated recovery.
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

     The contract for these plants contains an availability guaranty requiring the plants to meet specified energy generation levels over a three year period. The availability guaranty is expressly conditioned upon the use of the contract-specified fuel. The availability guaranty provides for liquidated damages which could reach the contract cap for liquidated damages of €17,500 (approximately $25,600 at the exchange rate in effect as of September 26, 2008). In addition to liquidated damages, in the event that availability of either of the plants as an average of the best two out of the first three years of operation is 80% or below, the client may be entitled to certain remedies, the most significant of which would be the right to reject both plants and seek reimbursement of the €351,000 contract price paid for the plants (approximately $513,000 at the exchange rate in effect as of September 26, 2008) plus restoration costs at the sites. The client has alleged that at least one of the plants has failed to meet the availability guaranty which we have disputed. We have advised the client that we do not believe we are responsible under our availability guaranty (which is expressly subject to the client’s provision of specified fuel).
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
     The performance of our subsidiary executing the foregoing contract in Ireland is guaranteed by Foster Wheeler Ltd. In addition, there are €16,700 (approximately $24,400 at the exchange rate in effect as of September 26, 2008) of outstanding retention bonds that have been issued in favor of the client.
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
     Since that time, FWEC, USEPA, and PADEP have cooperated in an investigation to, among other things, attempt to identify the source(s) of the TCE in the residential wells. Although FWEC believed the evidence available was not sufficient to support a determination that FWEC was responsible for the TCE in the residential wells, FWEC in October 2004 began providing the potentially affected residences with bottled water. It thereafter arranged for the installation, maintenance, and testing of filters to remove the TCE from the water being drawn from the wells. In August 2005, FWEC entered into a settlement agreement with USEPA whereby FWEC agreed to arrange and pay for the hookup of public water to the affected residences, which involved the extension of a water main and the installation of laterals from the main to the affected residences. The foregoing hookups have been completed, but there may be a limited number of additional hookups in the future. As residences were hooked up, FWEC ceased providing bottled water and filters to them. FWEC is incurring costs related to public outreach and communications in the affected area. FWEC may be required to pay the agencies’ costs in overseeing and responding to the situation. FWEC is likely to incur further costs in connection with a Remedial Investigation / Feasibility Study, as well as costs for continuing to monitor the groundwater in the area of the affected residences. FWEC has accrued its best estimate of the cost of the foregoing and it reviews this estimate on a quarterly basis.
     Other costs to which FWEC could be exposed could include, among other things, FWEC’s counsel and consulting fees, further agency oversight and/or response costs, costs and/or exposure related to potential litigation, and other costs related to possible further investigation and/or remediation. At present, it is not possible to determine whether FWEC will be determined to be liable for some or all of the items described in this paragraph, nor is it possible to reliably estimate the potential liability associated with the items.
     If one or more third-parties are determined to be a source of the TCE, FWEC will evaluate its options regarding the potential recovery of the costs FWEC has incurred, which options could include seeking to recover those costs from those determined to be a source.
     Between March 2006 and May 2006, complaints against FWEC were filed in three separate actions: Sarah Martin et al. v. Foster Wheeler Energy Corporation, Case No. 3376-06, Court of Common Pleas, Luzerne County, Pennsylvania (subsequently removed to the United States District Court, Middle District of Pennsylvania), Donna Rose Cunningham et al. v. Foster Wheeler Energy Corporation, Case No. 3:CV-06-0805, United States District Court, Middle District of Pennsylvania, and Gary Prezkop, Personal Representative of the Estate of Mary Prezkop, Deceased, and in his own right, v. Foster Wheeler Energy Corporation et al., Case No. 000545, Court of Common Pleas, Philadelphia County, Pennsylvania. The complaints claimed to be on behalf of those owning or residing on property impacted or threatened with impacts of the TCE released from the former FWEC facility. The complaints sought to recover costs of environmental remediation and continued environmental monitoring of plaintiffs’ property, diminution in property value, costs associated with obtaining healthy water, the establishment of medical monitoring trust funds, and damages for emotional distress. One complaint was on behalf of a class, and one included claims for wrongful death. FWEC has since resolved all of the above litigation for amounts that, individually and in the aggregate, did not have a material impact on our financial position, results of operations or cash flows. Additionally, in September 2008, FWEC was notified by claimant’s counsel of a potential new claim for personal injuries allegedly related to exposure to TCE in the affected area. FWEC is in the process of investigating the potential claim, and it is premature to predict its possible outcome.

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
13. Subsequent Events
     Effective September 29, 2008, we and the requisite lenders under our domestic senior credit agreement amended the domestic senior credit agreement to (1) allow us to use cash of up to $750,000 to repurchase our outstanding common shares under our common share repurchase program, subject to certain conditions, and (2) increase the aggregate amount of permissible capital expenditures from $40,000 to $80,000 for fiscal year 2008 and $70,000 for fiscal years thereafter, subject to certain adjustments that have been reflected in the domestic senior credit agreement since its original execution in September 2006, including, among other items, an exclusion related to capital expenditures that are financed by special-purpose project debt. Please see Note 4 for a detailed listing of special-purpose project debt.
     On October 3, 2008, we acquired $19,208 of our 1999C Robbins Bonds (as defined in Note 4) for $19,016 of cash, plus accrued and unpaid interest to date. We will record a gain on the acquisition of $192 in the fiscal fourth quarter of 2008. After the acquisition, we have $1,283 of 1999C Robbins Bonds outstanding.
     Subsequent to the quarter ended September 26, 2008, pursuant to our common share repurchase program, we repurchased an aggregate of 9,233,394 common shares that settled prior to November 5, 2008 for an aggregate cost of $288,147. Cumulatively through November 5, 2008, we have repurchased 10,518,942 common shares for an aggregate cost of $338,173. We have executed the repurchases in accordance with a 10b5-1 repurchase plan as well as other open market purchases. The 10b5-1 repurchase plan allows us to purchase common shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plan are based on parameters set forth in the plan.

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

     A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate on our earnings, which could result in a significant negative impact on our earnings and cash flows from operations. We continue to assess the impact of various U.S. federal and state legislative proposals, and modifications to existing tax treaties between the United States and foreign countries, that could result in a material increase in our U.S. federal and state taxes. The U.S. Congress has in the past considered and may in the future consider legislation affecting the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions or companies’ use of or relocation to offshore jurisdictions, including Bermuda. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation.
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
     Since fiscal year 2007, we have been exploring strategic acquisitions within the engineering and construction industry to complement or expand on our technical capabilities or access to new market segments. During the first fiscal nine months of 2008, we acquired a U.S.-based biopharmaceutical engineering company as part of our strategy to enhance our positioning in the pharmaceutical marketplace, especially in the U.S., and acquired the majority of the assets and work force of an engineering design company, with an engineering center in Kolkata, India, which provides engineering services to the petrochemical, refining, upstream oil and gas, and power industries. We are also exploring acquisitions within the power industry to complement our product offering. However, there is no assurance that we will consummate acquisitions in the future.
Results for the Fiscal Third Quarter and First Nine Months of 2008
     We had net income of $127,900 in the fiscal third quarter of 2008, compared to net income of $129,100 in the comparable period in fiscal year 2007. Net income for the fiscal third quarter of 2008, compared to the corresponding period of 2007, was favorably impacted by the following:
•	An increase to contract profit of $31,300 in the fiscal third quarter of 2008, resulting from the continued strong performance of our Global E&C Group and improved performance of our Global Power Group.

•	A reduction in our effective tax rate during the fiscal third quarter of 2008, compared to the corresponding period in 2007.
     These increases were offset by the following:
•	A net reduction to net income of $10,400 attributable to a net asbestos-related provision of $1,800 in the fiscal third quarter of 2008, as compared to a net asbestos-related gain of $8,600 in the fiscal third quarter of 2007.

•	A decrease in our share of equity earnings in certain of our equity interest projects of $17,800 for the fiscal third quarter of 2008, compared to the corresponding period of 2007.

•	An increase in selling, general and administrative expenses of $12,100 during the fiscal third quarter of 2008, compared to the corresponding period in 2007.

•	A $14,400 gain related to favorable resolution of project claims in the fiscal third quarter of 2007. The $14,400 gain increased contract profit by $9,600 and interest income by $4,000 and reduced other deductions, net by $800.
     For the first fiscal nine months of 2008, we had net income of $426,700 compared to net income of $315,800 in the comparable period in fiscal year 2007. The increase in net income for the fiscal nine months ended September 26, 2008, compared to the corresponding period of 2007, resulted primarily from the following:
•	Increased contract profit of $118,100 resulting from the sharply improved performance by our Global Power Group and continued strong operating performance by our Global E&C Group. This contract profit increase included a $7,500 commitment fee received in the fiscal nine months ended September 26, 2008 for a contract that our Global Power Group was not awarded. Additionally, the contract profit increase includes the impact to contract profit in the fiscal nine months ended September 28, 2007 for a charge of $30,000 on a legacy project in our Global Power Group. Please refer to Note 12 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information.

•	A net increase to net income of $22,100 attributable to a net asbestos-related gain of $30,700 in the fiscal nine months ended September 26, 2008, as compared to a net asbestos-related gain of $8,600 in the fiscal nine months ended September 28, 2007.

•	A reduction in our effective tax rate during the first fiscal nine months of 2008, compared to the corresponding period in 2007.
     These increases were offset in part by the following:
•	An increase in selling, general and administrative expenses of $38,700 during the first fiscal nine months of 2008, compared to the corresponding period in 2007.

•	A $14,400 gain in our Global Power Group related to favorable resolution of project claims in the fiscal nine months ended September 28, 2007. The $14,400 gain increased contract profit by $9,600 and interest income by $4,000 and reduced other deductions, net by $800.
     Additional highlights included the following:
•	Our consolidated operating revenues increased 32% to $1,718,400 in the fiscal third quarter of 2008, as compared to $1,299,900 in the fiscal third quarter of 2007, and increased 43% to $5,215,100 in the fiscal nine months ended September 26, 2008, as compared to $3,641,800 in the fiscal nine months ended September 28, 2007. These increases in operating revenues in both the fiscal quarter and nine months ended September 26, 2008 reflect increased flow-through revenues and greater business activity in both our Global E&C Group and our Global Power Group.

•	Our consolidated new orders, measured in terms of future revenues, were $1,390,300 in the fiscal third quarter of 2008, as compared to $840,500 in the fiscal second quarter of 2008 and $1,878,500 in the fiscal third quarter of 2007.

•	Our consolidated backlog of unfilled orders, measured in future revenues, as of September 26, 2008 was $7,262,200, as compared to $8,172,800 as of June 27, 2008 and $6,273,100 as of September 28, 2007.

•	Our consolidated backlog, measured in terms of Foster Wheeler scope (as defined in the section entitled “—Backlog and New Orders” within this Item 2), as of September 26, 2008, was $3,193,400, as compared to $3,323,300 as of June 27, 2008 and $3,011,600 as of September 28, 2007.

•	E&C man-hours in backlog (in thousands) as of September 26, 2008 were 14,400, as compared to 13,500 as of June 27, 2008 and 13,300 as of September 28, 2007.
Challenges and Drivers
     Our primary operating focus continues to be booking quality new business and executing our contracts well. The global markets in which we operate are largely dependent on overall economic growth and the resultant demand for oil and gas, electric power, petrochemicals and refined products.
     In our Global E&C business, long-term demand is forecasted to be strong for the end products produced by our clients, and is expected to continue to stimulate investment by our clients in new and expanded plants. Therefore, attracting and retaining qualified technical personnel to execute the existing backlog of unfilled orders and future bookings will continue to be a management priority. Equally important is ensuring that we maintain an appropriate management infrastructure to integrate and manage the technical personnel. We believe the primary drivers and constraints in our Global E&C market are: global economic growth, our clients’ long-term view of oil and natural gas prices and end product demand, and scope and timing of client investments. See “—Results of Operations-Business Segments-Global E&C Group-Overview of Segment” below for a more detailed discussion of the challenges and drivers that impact our Global E&C Group, including our view of the current global economic outlook.
     In our Global Power Group business, we believe the primary drivers and constraints in the global steam generator market are: economic growth, power plant price inflation, concern related to greenhouse gas emissions, entry into new geographic markets, impact of environmental regulation, and capacity constraints of electricity markets. These drivers differ across world regions, countries and provinces. See “—Results of Operations-Business Segments-Global Power Group-Overview of Segment” below for a more detailed discussion of the challenges and drivers that impact our Global Power Group, including our view of current global economic outlook.
New Orders
     The Global E&C Group’s new orders, measured in future revenues, increased to $955,200 in the fiscal third quarter of 2008 as compared to $646,300 in the fiscal second quarter of 2008 and decreased as compared to $1,572,000 in the fiscal third quarter of 2007. These new orders are inclusive of estimated flow-through revenues, as defined below, of $290,900, $108,300 and $874,200 for the fiscal third quarter of 2008, fiscal second quarter of 2008 and fiscal third quarter of 2007, respectively. We expect capital investments and therefore the demand for our services and equipment in the markets served by our Global E&C Group, including the chemical, petrochemical, oil refining, liquefied natural gas, which we refer to as LNG, and upstream oil and gas industries, to be strong in the longer term but there is uncertainty in the market outlook in the near to medium term regarding the timing of new projects.
     The Global Power Group’s new orders increased to $435,100 in the fiscal third quarter of 2008, as compared to $194,200 in the fiscal second quarter of 2008 and $306,500 in the fiscal third quarter of 2007. Although new orders increased as compared to the fiscal second quarter of 2008, our new orders in fiscal year 2008 are impacted by the delays we have seen in the North American power markets that we serve, as well as, instances of schedule slippage in some of the European power markets that we serve.
Results of Operations:
Operating Revenues:

	September 26,	September 28,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$1,718,355	$1,299,872	$418,483	32.2%
Fiscal nine months ended	$5,215,101	$3,641,760	$1,573,341	43.2%
     The composition of our operating revenues varies from period to period based on the portfolio of contracts in execution during any given period. Our operating revenues are therefore dependent on our portfolio of contracts, the strength of the various geographic markets and industries we serve and our ability to address those markets and industries.

     The increases in operating revenues in the fiscal third quarter and nine months ended September 26, 2008, compared to the corresponding periods of fiscal year 2007, were driven by our Global E&C Group, which experienced increases in operating revenues of $336,000 and $1,301,300, respectively, representing 80% and 83%, respectively, of the increases in consolidated operating revenues for each period. The increases in operating revenues are the result of our Global E&C Group’s success in meeting the strong market demand in the oil and gas, petrochemical and refining industries that stimulated investment by our customers. In the fiscal third quarter and nine months ended September 26, 2008, our Global E&C Group operating revenues from these three industries increased by $379,200 and $1,424,700, respectively, while operating revenues from the other industries we serve declined by $43,200 and $123,400, respectively. Please refer to the section entitled, “—Business Segments” within this Item 2 for a discussion of our view of the outlook for the oil and gas, petrochemical and refining industries.
     The increases in our Global E&C Group’s operating revenues during the fiscal third quarter and nine months ended September 26, 2008, were driven by the execution of projects located in Asia (increases of $171,700, or 90%, and $491,600, or 96%, respectively), Australia, New Zealand and the Pacific islands, which we refer to as Australasia (increases of $233,900, or 145%, and $726,700, or 134%, respectively) and Europe (increases of $45,700, or 25%, and $123,200, or 23%, respectively).
     Our Global E&C Group’s operating revenues in the fiscal third quarter and nine months ended September 26, 2008, included $650,000 and $2,228,700, respectively, of flow-through revenues. Flow-through revenues increased by $220,100 and $1,136,500, respectively from fiscal year 2007, representing 66% and 87%, respectively, of the increase in our Global E&C Group’s operating revenues and 53% and 72%, respectively, of the increase in consolidated operating revenues. Flow-through revenues and costs result when we purchase materials, equipment or subcontractor services on behalf of our customer on a reimbursable basis with no profit on the materials, equipment or subcontractor services and which we have the overall responsibility as the contractor for the engineering specifications and procurement or procurement services for the materials, equipment or subcontractor services included in flow-through costs. Although flow-through revenues and costs do not impact contract profit or net earnings, increased amounts of flow-through revenues have the effect of reducing our reported contract profit margins as a percent of operating revenues.
     Our Global Power Group, which predominantly serves the power generation industry, contributed $82,500, or 20%, and $272,000, or 17%, to the increase in consolidated operating revenues in the fiscal third quarter and nine months ended September 26, 2008, respectively. The increase in operating revenues in our Global Power Group is primarily attributable to the execution of projects located in Europe, North America and South America.
     Please refer to the section entitled “—Business Segments” within this Item 2 for further information.
Contract Profit:

	September 26,	September 28,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$229,260	$197,960	$31,300	15.8%
Fiscal nine months ended	$692,447	$574,318	$118,129	20.6%
     Contract profit is computed as operating revenues less cost of operating revenues.
     The increase in contract profit for the fiscal third quarter of 2008, as compared to the corresponding period of fiscal year 2007, was driven primarily by increased volumes of business in our Global E&C Group. Our Global E&C Group experienced sustained contract profit margins, excluding the impact on contract profit margins of flow-through revenues, in the fiscal third quarter of 2008, as compared to the corresponding period of fiscal year 2007, which had minimal impact on the increase in contract profit generated by the increased volumes of business in our Global E&C Group. Our Global Power Group experienced increased volumes of business executed at improved contract profit margins in the fiscal third quarter of 2008, as compared to the corresponding period of fiscal year 2007, excluding a $9,600 gain related to the favorable resolution of project claims in the fiscal third quarter of 2007. Please refer to the section entitled “—Business Segments” within this Item 2 for further information.

     The increase in contract profit for the fiscal nine months ended September 26, 2008, as compared to the corresponding period of fiscal year 2007, was driven primarily by increased volumes of business in our Global E&C Group. Our Global E&C Group experienced decreased contract profit margins, excluding the impact on contract profit margins of flow-through revenues, in the nine months ended September 26, 2008, as compared to the corresponding period of fiscal year 2007, which partially offset the increase in contract profit generated by the increased volumes of business in our Global E&C Group. Our Global Power Group experienced increased volumes of business in the fiscal nine months ended September 26, 2008, as compared to the corresponding period of fiscal year 2007. The contract profit in our Global Power Group in the fiscal nine months ended September 26, 2008 was positively impacted in the nine months ended September 26, 2008 by a $7,500 commitment fee that our Global Power Group received on a contract that we were not awarded. The contract profit in our Global Power Group in the fiscal nine months ended September 28, 2007 was negatively impacted by a $30,000 charge on a legacy project as described in Note 12 to the condensed consolidated financial statements in this quarterly report on Form 10-Q and was positively impacted by $9,600 resulting from the favorable resolution of project claims. Our Global Power Group experienced increased contract profit margins in the fiscal nine months ended September 26, 2008, as compared to the corresponding period of fiscal year 2007, excluding the above noted items. Please refer to the section entitled “—Business Segments” within this Item 2 for further information.

Selling, General and Administrative (SG&A) Expenses:

	September 26,	September 28,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$74,831	$62,686	$12,145	19.4%
Fiscal nine months ended	$218,771	$180,079	$38,692	21.5%
     SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.
     The increase in SG&A expenses in the fiscal third quarter of 2008, compared to the corresponding period in fiscal year 2007, results from increases in general overhead costs of $7,100, sales pursuit costs of $4,800 and research and development costs of $300.
     The increase in SG&A expenses in the first fiscal nine months of 2008, compared to the corresponding period in fiscal year 2007, results from increases in general overhead costs of $22,900, sales pursuit costs of $15,000 and research and development costs of $800. The general overhead costs increase includes $600 in our Global Power Group related to the settlement of pension obligations for certain former employees in Canada. Please refer to Note 5 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information.
     The increases in general overhead and sales pursuit costs in the fiscal third quarter and nine months ended September 26, 2008, result primarily from the increased volume of business in the first fiscal nine months of 2008, which drove an increase in the number of non-technical support staff and related costs in the fiscal year 2008 periods compared to the corresponding periods in fiscal year 2007.
Other Income, net:

	September 26,	September 28,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$(1,178)	$22,319	$(23,497)	(105.3)%
Fiscal nine months ended	$36,995	$43,730	$(6,735)	(15.4)%
     Other income, net in the fiscal third quarter of 2008 consisted primarily of $2,700 in equity earnings generated from our ownership interests, in build, own and operate projects in Italy and Chile, and $(4,500) of foreign exchange losses. Our share of equity earnings in certain of our projects in Italy were unfavorably impacted by $5,800, of which $5,500 related to periods prior to the fiscal third quarter of 2008, as a result of a change in tax rates as it relates to those projects.
     Other income, net in the fiscal third quarter of 2007 consisted primarily of $20,500 in equity earnings generated from our investments, primarily from our ownership interests, in build, own and operate projects in Italy and Chile.
     Other income, net in the first fiscal nine months of 2008 consisted primarily of $28,000 in equity earnings generated from our ownership interests, in build, own and operate projects in Italy and Chile, $2,000 of foreign exchange gains and a $1,600 gain from an insurance settlement. Our share of equity earnings in certain of our projects in Italy were favorably impacted by $8,200, of which $3,400 related to reporting periods prior to the first fiscal nine months of 2008, as a result of a recently enacted regulatory ruling that provides for reimbursement of costs associated with emission rights. Our share of equity earnings in certain of our projects in Italy were unfavorably impacted by $5,800, as a result of a change in tax rates as it relates to those projects. In addition, our share of equity earnings in our project in Chile increased by $2,200 due in large part to an increase in electric tariff rates when compared to the fiscal year 2007 average electric tariff rates.
     Other income, net in the first fiscal nine months of 2007 consisted primarily of $31,600 in equity earnings generated from our ownership interests, in build, own and operate projects in Italy and Chile and a $6,600 gain on a real estate investment.

Other Deductions, net:

	September 26,	September 28,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$8,986	$7,672	$1,314	17.1%
Fiscal nine months ended	$27,080	$33,075	$(5,995)	(18.1)%
     Other deductions, net in the fiscal third quarter of 2008 consisted primarily of $4,300 of legal fees, $1,200 of bank fees, a $2,200 impairment charge related to a 15% owned investment in a power project development in Italy carried at cost and a $800 loss on the sale of fixed assets, partially offset by a net $(200) reduction in tax penalties, which reflects the reversal of $(500) of previously accrued tax penalties which were ultimately not assessed.
     Other deductions, net in the fiscal third quarter of 2007 consisted primarily of $800 of bank fees, $3,800 of legal fees, which includes $(800) of reimbursed fees related to the favorable resolution of project claims, $200 of consulting fees, $1,200 of tax penalties and a $500 provision for dispute resolution and environmental remediation costs.
     Other deductions, net in the first fiscal nine months of 2008 consisted primarily of $16,900 of legal fees, $3,400 of bank fees, a $1,800 provision for dispute resolution and environmental remediation costs, $1,100 of consulting fees, a $2,200 impairment charge related to a 15% owned investment in a power project development in Italy carried at cost and a $800 loss on the sale of fixed assets, partially offset by a net reduction in tax penalties of $(1,900), which includes the reversal of $(3,500) of previously accrued tax penalties which were ultimately not assessed.
     Other deductions, net in the first fiscal nine months of 2007 consisted primarily of $2,500 of bank fees, $13,300 of legal fees, which includes $(800) of reimbursed fees related to the favorable resolution of project claims, $400 of consulting fees, $1,700 of tax penalties and a $9,700 provision for dispute resolution and environmental remediation costs.
Interest Income:

	September 26,	September 28,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$12,457	$12,467	$(10)	(0.1)%
Fiscal nine months ended	$35,155	$24,263	$10,892	44.9%
     The decrease in interest income in the fiscal third quarter of 2008, as compared to the corresponding period of fiscal year 2007, was driven primarily by $4,000 in interest income recognized in the fiscal third quarter of 2007 related to the favorable resolution of project claims, partially offset by increased interest income in the fiscal third quarter of 2008 which was primarily driven by higher average cash and cash equivalents balances.
     The increase in interest income in the fiscal nine months ended September 26, 2008, as compared to the corresponding period of fiscal year 2007, was driven primarily by higher average cash and cash equivalents balances, partially offset by $4,000 in interest income recognized in the fiscal nine months ended September 28, 2007 related to the favorable resolution of project claims.
Interest Expense:

	September 26,	September 28,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$5,193	$4,716	$477	10.1%
Fiscal nine months ended	$16,204	$14,652	$1,552	10.6%
     The increase in interest expense in the fiscal third quarter and first fiscal nine months of 2008, compared to the corresponding periods of fiscal year 2007, resulted from the increased borrowings under our FW Power S.r.L. special-purpose limited recourse project debt as we continue construction of the electric power generating wind farm projects in Italy.

Minority Interest in Income of Consolidated Affiliates:

	September 26,	September 28,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$834	$1,765	$(931)	(52.7)%
Fiscal nine months ended	$1,859	$5,038	$(3,179)	(63.1)%
     Minority interest in income of consolidated affiliates represents third-party ownership interests in the results of our Global Power Group’s Martinez, California gas-fired cogeneration facility and our manufacturing facilities in Poland and the People’s Republic of China. The change in minority interest in income of consolidated affiliates is based upon changes in the underlying earnings of the subsidiaries. The decrease in minority interest in income of consolidated affiliates in the fiscal third quarter and first nine months of 2008, compared to the corresponding periods in fiscal year 2007, primarily resulted from decreased earnings from the Martinez, California facility mainly driven by higher natural gas pricing, which was partially offset by increased electricity sales and plant optimization in off-peak hours.
Net Asbestos-Related Gain/(Provision):

	September 26,	September 28,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$(1,725)	$8,633	$(10,358)	(120.0)%
Fiscal nine months ended	$30,738	$8,633	$22,105	256.1%
     Net asbestos-related expense in the fiscal third quarter of 2008 resulted from an expense of $1,800 on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.
     Net asbestos-related gain in the fiscal nine months ended September 26, 2008 resulted from a gain of $35,900 associated with settlement agreements that our subsidiaries reached with two additional insurers, partially offset by an expense of $5,200 on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.
     Net asbestos-related gain in the fiscal third quarter and fiscal nine months ended September 28, 2007, resulted from a gain of $8,600 associated with settlement agreements that our subsidiaries reached with two insurers.
     Please refer to Note 12 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information.

Provision for Income Taxes:

	September 26,	September 28,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$21,050	$35,439	$(14,389)	(40.6)%
Fiscal nine months ended	$104,683	$102,324	$2,359	2.3%
     The tax provision for each year-to-date period is calculated by multiplying pre-tax income by the estimated annual effective tax rate for such period. Our effective tax rate can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of income taxed in various foreign jurisdictions with rates different from the U.S. statutory rate and also as a result of our inability to recognize a tax benefit for losses generated by certain unprofitable operations. In addition, Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires us to reduce our deferred tax benefits by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of losses (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pretax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate.
     Our effective tax rate is, therefore, dependent on the location and amount of our taxable earnings and the effects of changes in valuation allowances. Our effective tax rates for the fiscal quarter and nine months ended September 26, 2008 and September 28, 2007 were lower than the U.S. statutory rate of 35% due principally to:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which is expected to contribute to an approximate twelve-percentage point reduction in the effective tax rate for the full year 2008; and

•	A valuation allowance decrease which is expected to contribute to an approximate six-percentage point reduction in the effective tax rate for the full year 2008. A decrease in our valuation allowance occurred in the fiscal quarter and nine months ended September 26, 2008 because we recognized earnings in jurisdictions where we continue to maintain a full valuation allowance (primarily the United States and Finland).
     These factors which reduce the effective tax rate were partially offset by our inability to recognize a tax benefit for losses subject to valuation allowance in certain other jurisdictions and other permanent differences.
     We monitor the jurisdictions for which valuation allowances against deferred tax assets were established in previous years. As we currently have positive earnings in most jurisdictions, we evaluate, on a quarterly basis, the need for the valuation allowances against deferred tax assets in those jurisdictions. Such evaluation includes a review of all available evidence, both positive and negative, in determining whether a valuation allowance is necessary. If the trend for positive earnings continues in those jurisdictions where we have recorded a valuation allowance (primarily the United States and Finland), we may conclude that a valuation allowance is no longer needed in either or both jurisdictions.
     For statutory purposes, the majority of the U.S. federal tax benefits, against which valuation allowances have been established, do not expire until 2024 and beyond, based on current tax laws.
EBITDA:

	September 26,	September 28,
	2008	2007	$ Change	% Change
Fiscal quarter ended	$165,243	$178,977	$(13,734)	(7.7)%
Fiscal nine months ended	$580,991	$459,872	$121,119	26.3%
     The decline in EBITDA for the fiscal third quarter of 2008, compared to the corresponding period of 2007, resulted primarily from the following:
•	A net asbestos-related provision of $1,800 in our C&F Group in the fiscal third quarter of 2008, as compared to a net asbestos-related gain of $8,600 in our C&F Group in the fiscal third quarter of 2007.

•	A decrease in our share of equity earnings in certain of our Global E&C Group’s projects in Italy of $5,800, of which $5,500 related to periods prior to the fiscal third quarter of 2008, as a result of a change in tax rates as it relates to those projects.

•	A $2,200 impairment charge in our Global E&C Group in the fiscal third quarter of 2008 related to a 15% owned investment in a power project development in Italy carried at cost.

•	A $14,400 gain in our Global Power Group related to favorable resolution of project claims in the fiscal third quarter of 2007. The $14,400 gain increased contract profit by $9,600 and interest income by $4,000 and reduced other deductions, net by $800.
     These declines were offset in part by increased volumes of business, strong operating performance and increased contract profit margins in our Global Power Group and sustained contract profit margins in our Global E&C Group in the fiscal third quarter of 2008, as compared to the corresponding period of 2007. Please refer to the section entitled “—Contract Profit” above for further discussion of contract profit margins.
     The increase in EBITDA for the fiscal nine months ended September 26, 2008, compared to the corresponding period of 2007, resulted primarily from the following:
•	Increased volumes of business, strong operating performance and increased contract profit margins in our Global Power Group in the fiscal nine months ended September 26, 2008, as compared to the corresponding period of 2007. Please refer to the section entitled “—Contract Profit” above for further discussion on contract profit margins.

•	A net asbestos-related gain of $30,700 in our C&F Group in the fiscal nine months ended September 26, 2008, as compared to a net asbestos-related gain of $8,600 in our C&F Group in the fiscal nine months ended September 28, 2007.

•	An increase in our share of equity earnings in certain of our Global E&C Group’s projects in Italy of $8,200 in the fiscal nine months ended September 26, 2008, of which $3,400 related to reporting periods prior to the fiscal nine months ended September 26, 2008, as a result of a recently enacted regulatory ruling that provides for reimbursement of costs associated with emission rights.

•	A $7,500 commitment fee received in the fiscal nine months ended September 26, 2008 for a contract that our Global Power Group was not awarded.

•	An increase of $2,200 in our share of equity earnings from one of our Global Power Group’s equity interest investments during the fiscal nine months ended September 26, 2008, due primarily to an increase in electric tariff rates in Chile when compared to the fiscal year 2007 average electric tariff rates.

•	A charge of $30,000 on a legacy project in our Global Power Group incurred during the fiscal nine months ended September 28, 2007. Please refer to Note 12 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information.
     These increases were offset in part by the following:
•	A decrease in our share of equity earnings in certain of our Global E&C Group’s projects in Italy of $5,800 during the fiscal nine months ended September 26, 2008, as a result of a change in tax rates as it relates to those projects.

•	A $2,200 impairment charge in our Global E&C Group in the fiscal nine months ended September 26, 2008 related to a 15% owned investment in a power project development in Italy carried at cost.

•	A $14,400 gain in our Global Power Group related to favorable resolution of project claims in the fiscal nine months ended September 28, 2007. The $14,400 gain increased contract profit by $9,600 and interest income by $4,000 and reduced other deductions, net by $800.
     See the individual segment explanations below for additional details.

     EBITDA is a supplemental financial measure not defined in generally accepted accounting principles, or GAAP. We define EBITDA as income before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. EBITDA, after adjustment for certain unusual and infrequent items specifically excluded in the terms of our current and prior senior credit agreements, is used for certain covenants under our current and prior senior credit agreements. We believe that the line item on the condensed consolidated statements of operations and comprehensive income entitled “net income” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:
•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and

•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.
     A reconciliation of EBITDA to net income is shown below.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group (1)
Fiscal quarter ended September 26, 2008
EBITDA (2)	$165,243	$122,828	$64,753	$(22,338)

Less: Interest expense	(5,193)
Less: Depreciation and amortization	(11,080)

Income before income taxes	148,970
Provision for income taxes	(21,050)

Net income	$127,920

Fiscal quarter ended September 28, 2007
EBITDA (3)	$178,977	$129,232	$58,390	$(8,645)

Less: Interest expense	(4,716)
Less: Depreciation and amortization	(9,721)

Income before income taxes	164,540
Provision for income taxes	(35,439)

Net income	$129,101

Fiscal nine months ended September 26, 2008
EBITDA (4)	$580,991	$412,976	$197,547	$(29,532)

Less: Interest expense	(16,204)
Less: Depreciation and amortization	(33,366)

Income before income taxes	531,421
Provision for income taxes	(104,683)

Net income	$426,738

Fiscal nine months ended September 28, 2007
EBITDA (5)	$459,872	$395,364	$99,780	$(35,272)

Less: Interest expense	(14,652)
Less: Depreciation and amortization	(27,120)

Income before income taxes	418,100
Provision for income taxes	(102,324)

Net income	$315,776

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	Includes in the fiscal quarter ended September 26, 2008: increased/(decreased) contract profit of $9,100 from the regular re-evaluation of final estimated contract profits*: $12,700 in our Global E&C Group and $(3,600) in our Global Power Group; and a charge of $1,800 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.

(3)	Includes in the fiscal quarter ended September 28, 2007: increased contract profit of $18,000 from the regular re-evaluation of final estimated contract profits*: $10,800 in our Global E&C Group and $7,200 in our Global Power Group; and a gain of $8,600 in our C&F Group on the settlement of coverage litigation with two asbestos insurance carriers.

(4)	Includes in the fiscal nine months ended September 26, 2008: increased/(decreased) contract profit of $26,100 from the regular re-evaluation of final estimated contract profits*: $35,800 in our Global E&C Group and $(9,700) in our Global Power Group; a gain of $35,900 in our C&F Group on the settlement of coverage litigation with two asbestos insurance carriers; and a charge of $5,200 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.

(5)	Includes in the fiscal nine months ended September 28, 2007: increased/(decreased) contract profit of $34,100 from the regular re-evaluation of final estimated contract profits*: $50,500 in our Global E&C Group and $(16,400) in our Global Power Group; and a gain of $8,600 in our C&F Group on the settlement of coverage litigation with two asbestos insurance carriers.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information regarding changes in our final estimated contract profits.
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
Business Segments
     EBITDA, as discussed and defined above, is the primary measure of operating performance used by our chief operating decision maker.
Global E&C Group

	Fiscal Quarters Ended				Fiscal Nine Months Ended
	September 26,	September 28,			September 26,	September 28,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Operating revenues	$1,287,405	$951,402	$336,003	35.3%	$3,928,136	$2,626,816	$1,301,320	49.5%

EBITDA	$122,828	$129,232	$(6,404)	(5.0)%	$412,976	$395,364	$17,612	4.5%

Results
     The increases in operating revenues in the fiscal third quarter and nine months ended September 26, 2008, as compared to the corresponding periods of fiscal year 2007, reflect increased volumes of work and flow-through revenues as a result of our Global E&C Group’s success in meeting the strong market demand in the oil and gas, petrochemical and refining industries that stimulated investment by our customers. In the fiscal third quarter and nine months ended September 26, 2008, our Global E&C Group’s operating revenues from these three industries increased by $379,200 and $1,424,700, respectively, while operating revenues from the other industries we serve declined by $43,200 and $123,400, respectively.
     The increases in our Global E&C Group’s operating revenues during the fiscal third quarter and nine months ended September 26, 2008, were driven by the execution of projects located in Asia (increases of $171,700, or 90%, and $491,600, or 96%, respectively), Australasia (increases of $233,900, or 145%, and $726,700, or 134%, respectively), and Europe (increases of $45,700, or 25%, and $123,200, or 23%, respectively). Please refer to the section entitled “—Overview of Segment” below for our view of the outlook for the oil and gas, petrochemical and refining industries.
     Our Global E&C Group’s operating revenues in the fiscal third quarter and nine months ended September 26, 2008 included $650,000 and $2,228,700, respectively, of flow-through revenues. Flow-through revenues in the fiscal third quarter and nine months ended September 26, 2008 increased by $220,100 and $1,136,500, respectively, from the corresponding periods of fiscal year 2007, representing 66% and 87%, respectively, of the increase in our Global E&C Group’s operating revenues. As discussed above, although flow-through revenues and costs do not impact contract profit or net earnings, increased amounts of flow-through revenues have the effect of reducing our reported contract profit margins as a percent of operating revenues.
     The decrease in our Global E&C Group’s EBITDA in the fiscal third quarter of 2008, as compared to the corresponding period of fiscal year 2007, resulted primarily from the following:
•	A decrease in our share of equity earnings in certain of our Global E&C Group’s projects in Italy of $5,800, of which $5,500 related to periods prior to the fiscal third quarter of 2008, as a result of a change in tax rates as it relates to those projects.

•	A $2,200 impairment charge in our Global E&C Group in the fiscal third quarter of 2008 related to a 15% owned investment in a power project development in Italy carried at cost.

•	Foreign exchange losses of $6,100 in the fiscal third quarter of 2008, compared to foreign exchange gains of $6,000 recognized in prior quarters of 2008 and compared to foreign exchange losses of $600 recognized in the fiscal third quarter of 2007.

     These decreases were offset in part by increased volumes of business, strong operating performance and sustained contract profit margins in our Global E&C Group in the fiscal third quarter of 2008, as compared to the corresponding period of 2007.
     The increase in our Global E&C Group’s EBITDA in the fiscal nine months ended September 26, 2008, as compared to the corresponding period of fiscal year 2007, resulted primarily from the following:
•	Increased volumes of business due to the strength of the industries served and sustained demand for our products and services in the geographic markets served. This demand is discussed further in the section “—Overview of Segment” below.

•	An increase in our share of equity earnings in certain of our Global E&C Group’s projects in Italy of $8,200 during the fiscal nine months ended September 26, 2008, of which $3,400 related to reporting periods prior to the fiscal nine months ended September 26, 2008, as a result of a recently enacted regulatory ruling that provides for reimbursement of costs associated with emission rights.
     These increases were offset in part by the following:
•	Decreased contract profit margins, excluding the impact on contract profit margins of flow-through revenues, in the fiscal nine months ended September 26, 2008, as compared to the corresponding period of fiscal year 2007.

•	A decrease in our share of equity earnings in certain of our Global E&C Group’s projects in Italy of $5,800 during the fiscal nine months ended September 26, 2008, as a result of a change in tax rates as it relates to those projects.

•	A $2,200 impairment charge in our Global E&C Group in the fiscal nine months ended September 26, 2008 related to a 15% owned investment in a power project development in Italy carried at cost.
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
     Demand for Oil and Gas, Petrochemicals and Refined Products and Global Economic Outlook
     We expect investment in new oil and gas, refining and petrochemicals/chemicals facilities, and modernization, expansion and upgrading of existing facilities in these sectors, to continue to be robust in the longer term although there is uncertainty in the near to medium term regarding the timing of new projects.
     Our business has not been significantly impacted to date by the global credit market crisis, however, the possibility exists that credit conditions, as well as the slowdown in global economic growth, could materially adversely affect the industries in which our clients operate and as a result, our Global E&C Group’s business.

     We believe that the overall global refining system is still running at high utilization rates and that global demand for many refined products, particularly middle distillates (diesel, jet fuel, and heating oil), will continue to grow. We believe that refining capacity will therefore continue to be added through the development of grassroots refineries, notably in the Middle East and Asia. Significant upgrades and expansions also continue to be planned or are underway at existing refineries in many regions. Clean fuel programs are also being implemented to meet tighter fuel specifications in refiners’ domestic and/or export markets. We are currently working on refinery projects in the Americas, Europe, Asia and the Middle East.
     Some refiners are also investing in refinery/petrochemical integration. We believe that the drivers for this investment include: adding value to their refinery streams, diversification of their production, and margin enhancement. We are working on a number of integrated refinery/petrochemical projects in Asia and the Middle East.
     The price differentials between heavier, higher-sulfur crude oil and lighter, sweeter crudes remain at a sufficient level to continue to stimulate refinery investment in facilities which enable refiners to process the cheaper, higher-sulfur crudes instead of the lighter, more expensive crudes, or to upgrade their lower-value refinery residues to higher-value transportation fuels, for which demand continues to grow. We expect to see continued investment in these projects.
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

     Investment in Petrochemical Plants
     Investment in petrochemical plants began to rise sharply in 2004 in response to strong growth in demand for petrochemicals. The majority of this investment has been centered in Asia and the Middle East. We are seeing:
•	Further new planned investment in Asia and the Middle East;

•	Investment in specialty chemicals, particularly in the Middle East, stimulated by governmental desire to further diversify their economies to lessen their dependence on crude oil exports and to provide sustained employment for their growing young populations; and

•	Increasing interest in developing new chemical facilities and expanding existing plants in other locations including North Africa, the Commonwealth of Independent States and South America.
     Client Expectation for Oil and Natural Gas Prices
     We believe that our clients’ long-term expectation for sustained oil prices, together with longer-term projections for robust growth in global oil and gas demand, provide a strong stimulus to clients to invest in upstream oil and gas facilities, including LNG production, in Africa, the Americas, Asia, Australasia, the Commonwealth of Independent States and Caspian region and the Middle East.
     We believe that rising demand for natural gas in Europe, Asia and the United States, combined with a shortfall in indigenous production, and a desire for flexibility and/or security of gas supply, will continue to act as a stimulant to the LNG business. Although LNG demand continues to grow strongly, the pace at which new liquefaction train construction projects have received approval to proceed has slowed over the last two or three years. We believe this indicates that significant additional liquefaction capacity over and above the approved projects will need to be developed.
     Scope and Timing of Investments in Engineering and Construction Services, Equipment and Materials
     While the longer term outlook for client investment in the oil and gas, refining and petrochemicals industries remains positive, some companies are electing to commit to only partial or staged investments, to reduce the scope of their investments, to postpone or cancel contemplated investments or to involve additional partners in their investments. As we work with our clients in the early study and front-end design phases of their projects, we are helping some of them develop a revised project that meets their investment parameters, develop a staged investment plan, or revise the scope of or configuration of their original project so that they are able to obtain approval to proceed with their investment. In addition, as discussed above, although the credit market crisis has not directly impacted our business as yet, we believe that its impact on general economic conditions appears to be deepening and becoming more widespread and the full impact has yet to be realized.
     Pharmaceutical Facility Investment
     Client investment in new pharmaceutical production facilities has slowed since 2003. We believe this is attributable to a range of factors including industry cost pressure. Investment has focused on plant rationalization, upgrading and improvement projects rather than on major new greenfield production facilities and on biotechnology facilities. In February 2008, we acquired a U.S.-based biopharmaceutical engineering company as part of our strategy to enhance our positioning in the pharmaceutical marketplace, especially in the U.S.

Global Power Group

	Fiscal Quarters Ended				Fiscal Nine Months Ended
	September 26,	September 28,			September 26,	September 28,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Operating revenues	$430,950	$348,470	$82,480	23.7%	$1,286,965	$1,014,944	$272,021	26.8%

EBITDA	$64,753	$58,390	$6,363	10.9%	$197,547	$99,780	$97,767	98.0%

     Results
     The increases in operating revenues in the fiscal third quarter and nine months ended September 26, 2008, as compared to the corresponding periods of fiscal year 2007, result from the increased volume of business in our operations in Asia, Europe, North America and South America, primarily through the execution of projects located in Asia (increases of $14,200, or 34%, and $13,500, or 10%, respectively), Europe (increases of $34,200, or 31%, and $129,000, or 43%, respectively), North America (increases of $26,500, or 15%, and $84,300, or 16%, respectively) and South America (increases of $3,000, or 15%, and $42,800, or 89%, respectively).
     The increase in our Global Power Group’s EBITDA in the fiscal third quarter of 2008, as compared to the corresponding period of fiscal year 2007, resulted primarily from the following:
•	Increased volumes of business executed during the period. Refer to the section “—Overview of Segment” below for a discussion of the strength of the industries served and demand for our products and services.

•	Increased contract profit margins experienced on our contracts executed, excluding the $9,600 gain noted below related to the favorable resolution of project claims in the fiscal third quarter of 2007.
     These increases were offset in part by a $14,400 gain in our Global Power Group related to favorable resolution of project claims in the fiscal third quarter of 2007. The $14,400 gain increased contract profit by $9,600 and interest income by $4,000 and reduced other deductions, net by $800.
     The increase in our Global Power Group’s EBITDA in the fiscal nine months ended September 26, 2008, as compared to the corresponding period of fiscal year 2007, resulted primarily from the following:
•	Increased volumes executed during the period. Refer to the section “—Overview of Segment” below for a discussion of the strength of the industries served and demand for our products and services.

•	Increased contract profit margins experienced on our contracts executed, excluding the $9,600 gain noted below related to favorable resolution of project claims in the fiscal nine months ended September 28, 2007.

•	A $7,500 commitment fee received in the fiscal nine months ended September 26, 2008 for a contract that our Global Power Group was not awarded.

•	An increase of $2,200 in our share of equity earnings from one of our Global Power Group’s equity interest investments during the fiscal nine months ended September 26, 2008, due primarily to an increase in electric tariff rates in Chile when compared to the fiscal year 2007 average electric tariff rates.

•	A charge of $30,000 on a legacy project in our Global Power Group incurred during the fiscal nine months ended September 28, 2007. Please refer to Note 12 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information.
     These increases were offset in part by a $14,400 gain in our Global Power Group related to favorable resolution of project claims in the fiscal nine months ended September 28, 2007. The $14,400 gain increased contract profit by $9,600 and interest income by $4,000 and reduced other deductions, net by $800.

     Overview of Segment
     Our Global Power Group designs, manufactures and erects steam generators for electric power generating stations, district heating plants and industrial facilities worldwide. The vast majority of the global steam generator market utilizes coal as the primary fuel for the steam generator. Therefore, the market drivers and constraints associated with coal use strongly affect the steam generator market and our Global Power Group’s business. Additionally, our Global Power Group designs, manufactures and erects auxiliary equipment for electric power generating stations and industrial facilities worldwide and owns and/or operates several cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries.
     Below is an overview of the primary drivers and constraints applicable to the business areas within our Global Power Group.
     Economic Growth
     Historically, demand for our steam generators and auxiliary equipment has been significantly affected by electricity demand and industrial output, which in turn has been significantly affected by economic growth. A further slowdown or recession in economic growth, in connection with the credit market crisis discussed above in the section entitled, “—Results of Operations-Business Segments-Global E&C Group-Overview of Segment,” could materially adversely affect the industries in which our clients operate and as a result, our Global Power Group’s business. In particular, we believe that both the U.S. and segments in Europe are experiencing a slowdown in economic growth that could cause a softening in demand for steam generators and, as a result, could adversely affect our Global Power Group’s business in these regions. However, we believe that economic growth in developing countries, such as China, India, Indonesia, Korea, South Africa, Turkey, Vietnam, and parts of South America and the Middle East will continue to drive strong demand for steam generators for electric power generating stations, district heating plants and industrial facilities in these countries. We also believe demand for steam generators fired or co-fired by low carbon and carbon neutral fuels will increase, as further described below.
     Power Plant Price Inflation
     Although we are starting to see some softening in commodities prices during the fiscal third quarter of 2008, we believe that the substantial price inflation experienced previously through fiscal year 2008 related to commodities and labor services for new power plants, retro-fit and related services will continue to suppress future demand for steam generators, which in turn could adversely affect our Global Power Group’s business opportunities.
     Concern Related to Greenhouse Gases
     Concern for emissions related to greenhouse gases, such as carbon dioxide, or CO2, from fossil fuel power plants, could suppress future demand for utility steam generators and in turn adversely affect our Global Power Group’s business opportunities. We believe that this concern is currently strongest in the U.S. and Europe and could adversely affect our Global Power Group’s business opportunities in these regions. We have recently experienced delays in certain North American projects we view as prospects and we believe this is a result of a combination of these market restraining factors (environmental pressure, high fossil fuel prices, high power plant prices and softening economic growth), as discussed above. We believe that concern related to greenhouse gases is not currently as strong in Africa, Asia, Latin America, Eastern Europe or the Middle East, and is not significantly suppressing the demand for utility coal-fired steam generators in these regions and that these regions continue to offer business opportunities to our Global Power Group.
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

     We believe that concern related to greenhouse gases is driving a strong preference for supercritical once-through-units, which we refer to as OTU, steam generator technology, in nearly all world regions within the utility steam generator market. OTU steam generator technology offers higher efficiency and hence reduced CO2 emissions since the steam is produced at supercritical conditions.
     We believe our Global Power Group is well positioned to serve the supercritical OTU market as evidenced by our Global Power Group’s success in securing three projects based on supercritical OTU technology: (1) a project, awarded in fiscal year 2005 and planned to be commercially operational by fiscal year 2009, in Poland where we will be supplying the world’s first supercritical OTU CFB steam generator which will utilize advanced BENSON vertical tube technology; (2) a project, awarded in fiscal year 2007 and planned to be commercially operational by fiscal year 2011, for the design and supply, or D&S, of a supercritical OTU PC steam generator for a coal-fired generating facility located in West Virginia; and (3) a D&S project, awarded in 2008, for our second supercritical OTU CFB project which will be located in Russia and is the first CFB in that country. A key component of our strategy is to leverage these key wins to further grow our position in the supercritical utility steam generator market for both PC and CFB steam generators.
     We believe that supercritical CFB steam generator technology has the potential to further penetrate the supercritical utility steam generator market, especially for non-premium solid fuels such as biomass, lignite, brown coals and waste coals. Since we expect to be the first steam generator supplier with an operational supercritical CFB reference plant (which is expected to be commissioned in Poland in fiscal year 2009), and have recently been awarded a contract in Russia for the second supercritical CFB ordered in the world, we believe we are well positioned to pursue this market opportunity.
     Entry into New Geographic Markets
     We believe that the world’s largest utility steam generator markets will continue to be in Asia, such as China and India, offering both opportunity and challenges to our Global Power Group’s business. Historically, we believe it has been difficult for foreign companies to significantly penetrate these markets due to entrenched low-cost domestic steam generator suppliers, government controlled and owned steam generator companies, and national trade policies favoring domestic suppliers. Our Global Power Group is participating in these markets on a limited basis while growing its manufacturing and engineering operations in China to provide high quality products competitive in these regions as well as the rest of the world.
     To maximize business opportunities in these regions, our Global Power Group is augmenting our direct sales and supply chain capacity into these markets by licensing our technology to select boiler suppliers in these regions, which is increasing our market penetration through licensees.
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
     Capacity Constraints in Electricity Markets
     We believe that the amount of unused available electric generating capacity as a percentage of total electric capacity will remain tight globally and that coal fired steam generator power plant owners and operators will continue to run these plants at historically high utilization rates. The high utilization rates are expected to increase the need for maintenance, which we believe will continue to spur overhaul and additional maintenance investment by owners and operators of these plants, especially in the U.S. and Europe, which have sizable older steam generator power plant fleets. We believe these factors are contributing to a strong demand for our Global Power Group’s steam generator aftermarket products and services.

Liquidity and Capital Resources
     Fiscal Year-to-Date 2008 Activities
     As of September 26, 2008, we had cash and cash equivalents and restricted cash totaling $1,335,300, compared to $1,069,500 as of December 28, 2007. The increase was primarily driven by an increase in cash and cash equivalents of $260,400 which results primarily from net cash provided by operations of $407,800, partially offset by net cash used in investing activities of $84,800, net cash used in financing activities of $37,200 and unfavorable exchange rate changes on cash and cash equivalents of $25,400. Restricted cash was $26,400 and $20,900 as of September 26, 2008 and December 28, 2007, respectively. Of the $1,335,300 total of cash and cash equivalents and restricted cash as of September 26, 2008, $1,028,200 was held by our foreign subsidiaries. Please refer to Note 1 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for additional details on cash balances.
     Net cash provided by operations in the first fiscal nine months of 2008 was $407,800, compared to net cash provided by operations of $241,700 in the comparable period of fiscal year 2007. Net cash provided by operations in the first fiscal nine months of 2008 was positively impacted by our strong operating performance and net proceeds from settlements with asbestos insurers in excess of liability indemnity payments and defense costs of $21,800, partially offset by cash used for working capital activities of $53,300. The increase in cash provided by operations of $166,100 in the first fiscal nine months of 2008, compared to the corresponding period of fiscal year 2007, results primarily from an increase in net income of $111,000, a net increase in cash flows of $52,300 from asbestos settlements in excess of liability indemnity payments and defense costs (net proceeds of $21,800 in the first fiscal nine months of 2008 versus funding of $30,500 in the first fiscal nine months of 2007), partially offset by a net reduction in cash flows of $38,000 for a net increase in working capital (net decrease of $53,300 versus $15,400 in the first fiscal nine months of 2008 and 2007, respectively).
     Net cash provided by operations in the first fiscal nine months of 2007 was also positively impacted by our strong operating performance, partially offset by making $35,000 of mandatory and discretionary contributions to our domestic pension plan, funding $30,500 of asbestos liability indemnity payments and defense costs and cash used for working capital activities of $15,400.
     Our working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts. Working capital in our Global E&C Group tends to rise as the workload of reimbursable contracts increases since services are rendered prior to billing clients while working capital tends to decrease in our Global Power Group when the workload increases as cash tends to be received prior to ordering materials and equipment. The change in working capital in the first fiscal nine months of 2008, compared to the corresponding period of fiscal year 2007, reflects an increase in working capital generated by the increase in workload experienced by our Global E&C Group, partially offset by a decrease in working capital generated by the increase in workload experienced by our Global Power Group. As more fully described below in “-Outlook,” we believe our existing cash balances and forecasted net cash provided from operating activities will be sufficient to fund our operations throughout the next 12 months. Our ability to further increase our cash flows from operating activities in future periods will depend in large part on the demand for our products and services and our operating performance in the future. Please refer to the sections entitled “-Global E&C Group-Overview of Segment” and “-Global Power Group-Overview of Segment” above for our view of the outlook for each of our business segments.

     Net cash used in investing activities in the first fiscal nine months of 2008 was $84,800, compared to net cash used in investing activities of $30,900 in the comparable period in fiscal year 2007. The net cash used in investing activities in the first fiscal nine months of 2008 is attributable primarily to capital expenditures of $62,400 which included $19,000 of expenditures in FW Power S.r.L. as we continue construction of the electric power generating wind farm projects in Italy, an increase in restricted cash of $6,100 primarily driven by an increase in debt service funds for FW Power S.r.L. and $14,900 of net cash used for the purchase price of acquisitions, net of cash acquired. The cash used in investing activities in the first fiscal nine months of 2007 is attributable primarily to capital expenditures of $33,500 (which included $10,600 of expenditures in FW Power S.r.L., related to the construction of the electric power generating wind farm projects in Italy), an increase in restricted cash of $2,800 primarily driven by an increase in client escrow funds and an increase in debt service funds for FW Power S.r.L., a $1,500 payment to purchase a Finnish company that owns patented coal flow measuring technology and a $4,800 payment made in September 2007 related to the FW Power acquisition in fiscal year 2006, partially offset by a $6,300 return of investment from our unconsolidated affiliates and proceeds from the sale of assets of $6,700. The capital expenditures in both fiscal years related primarily to project construction (including the FW Power S.r.L. electric power generating wind farm projects in Italy noted above), leasehold improvements, information technology equipment and office equipment. The increase in capital expenditures has been driven primarily by our Global E&C Group, with particular increases driven by operations in Asia, Italy and the U.S. Our Global Power Group capital expenditure increase was driven by our European operations.
     Net cash used in financing activities in the first fiscal nine months of 2008 was $37,200 compared to $17,500 of net cash provided by financing activities in the comparable period in fiscal year 2007. The net cash used in financing activities in the first fiscal nine months of 2008 is attributable primarily to $50,000 used to repurchase and retire our common shares associated with the share repurchase program we announced on September 12, 2008, distributions to minority third-party ownership interests of $9,600 and repayment of long-term debt and capital lease obligations of $9,400, partially offset by proceeds from the issuance of long-term project debt of $28,700 and cash provided from exercises of stock options of $2,600. The net cash provided by financing activities in the first fiscal nine months of 2007 primarily reflects cash provided from exercises of stock options and warrants, partially offset by the repayment of our convertible notes, which matured in June 2007, and a scheduled payment on our limited-recourse project debt.

     Outlook
     Our liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, working capital needs, unused credit line availability and claim recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling 12-month period. Based on these forecasts, we believe our existing cash balances and forecasted net cash provided by operating activities will be sufficient to fund our operations throughout the next 12 months. Based on these forecasts, our primary cash needs will be to fund working capital, capital expenditures, asbestos liability indemnity and defense costs, acquisitions and up to $750,000 for our common share repurchase program that we announced on September 12, 2008. The majority of our cash balances are invested in short-term interest bearing accounts with maturities of less than three months. We continue to consider investing some of our cash in longer-term investment opportunities, including the acquisition of other entities or operations in the engineering and construction industry or power industry and/or the reduction of certain liabilities such as unfunded pension liabilities. We may elect to make discretionary contributions to our U.S. and U.K. pension plans during the fiscal fourth quarter of 2008.
     We have performed an evaluation of our credit exposure in response to the current global credit market crisis. The evaluation included analysis of counterparty credit exposure, in general, and specifically related to cash and cash equivalents, bonding and bank guarantees, forward currency contracts, pension assets, insurance assets and clients. We believe that we are well diversified and third-party credit exposure should not expose us to material downside risks. However, the crisis continues to develop at a rapid pace. We will continue to closely monitor the global liquidity and credit market crisis and continue to take appropriate actions, as necessary, to limit our exposure.
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
     Beginning in the fourth fiscal quarter of 2008, we have begun to repatriate cash from our non-U.S. subsidiaries to partially fund our common share repurchase program, which is described below. As of October 24, 2008, we have repatriated cash totaling approximately $125,400 to fund our common share repurchase program.
     We had net cash inflows of $21,800 as a result of insurance settlement proceeds in excess of the asbestos liability indemnity payments and defense costs during the fiscal nine months ended September 26, 2008. We expect to have net cash inflows of $17,400 as a result of insurance settlement proceeds in excess of the asbestos liability indemnity and defense costs for the full twelve months of fiscal year 2008. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.
     We anticipate spending €30,000 (approximately $43,800 at the exchange rate as of September 26, 2008) in FW Power S.r.L. in fiscal year 2008 as we continue construction of the electric power generating wind farm projects in Italy, of which €12,500 (approximately $19,000 at the exchange rate as of September 26, 2008) was spent as of September 26, 2008. We have secured total borrowing capacity under the FW Power S.r.L. credit facilities of €75,400 (approximately $110,100 at the exchange rate as of September 26, 2008).
     We had $291,800 and $245,800 of letters of credit outstanding under our domestic senior credit agreement as of September 26, 2008 and December 28, 2007, respectively. The letter of credit fees now range from 1.50% to 1.60%, excluding a fronting fee of 0.125% per annum. We do not intend to borrow under our domestic senior revolving credit facility during fiscal year 2008. A portion of the letters of credit issued under the domestic senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in the credit rating assigned to the domestic senior credit agreement by Moody’s Investors Service and/or Standard & Poor’s. However, this performance pricing is not expected to materially impact our liquidity or capital resources in fiscal year 2008.

     We do not expect to be required to make any mandatory contributions to our U.S. pension plans in fiscal year 2008. We expect to contribute a total of approximately $32,700 to our foreign pension plans in fiscal year 2008, of which $24,700 has been contributed in the fiscal nine months ended September 26, 2008.
     Please refer to Note 4 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.
     On September 12, 2008, we announced a share repurchase program pursuant to which we are authorized to repurchase up to $750,000 of our outstanding common shares. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of common shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Please refer to Part II, Item 2, for a description of the common shares purchased pursuant to this program in the fiscal quarter ended September 26, 2008. Subsequent to the quarter ended September 26, 2008, we repurchased an aggregate of 9,233,394 common shares that settled prior to November 5, 2008 pursuant to our common share repurchase program for an aggregate cost of $288,100. Cumulatively through November 5, 2008, we have repurchased 10,518,942 common shares for an aggregate cost of $338,173. We have executed the repurchases in accordance with a 10b5-1 repurchase plan as well as other open market purchases. The 10b5-1 repurchase plan allows us to purchase common shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plan are based on parameters set forth in the plan.
     Effective September 29, 2008, we and the requisite lenders under our domestic senior credit agreement amended the domestic senior credit agreement to (1) allow us to use cash of up to $750,000 to repurchase our outstanding common shares under our common share repurchase program, subject to certain conditions, and (2) increase the aggregate amount of permissible capital expenditures from $40,000 to $80,000 for fiscal year 2008 and $70,000 for fiscal years thereafter, subject to certain adjustments that have been reflected in the domestic senior credit agreement since its original execution in September 2006, including, among other items, an exclusion related to capital expenditures that are financed by special-purpose project debt. Please refer to Note 4 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for a detailed listing of our special-purpose project debt.
     On October 3, 2008, we acquired $19,200 of our 1999C Robbins Bonds (as defined in Note 4 to the condensed consolidated financial statements in this quarterly report on Form 10-Q) for $19,000 of cash, plus accrued and unpaid interest to date. After the acquisition, we have $1,300 of 1999C Robbins Bonds outstanding.
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

	September 26, 2008			September 28, 2007
	Global	Global		Global	Global
	E&C	Power		E&C	Power
	Group	Group	Total	Group	Group	Total
NEW ORDERS (FUTURE REVENUES) BY PROJECT LOCATION :

Fiscal Quarters Ended
North America	$74,600	$106,600	$181,200	$131,000	$73,100	$204,100
South America	29,600	95,300	124,900	7,400	10,800	18,200
Europe	381,600	132,300	513,900	163,800	196,300	360,100
Asia	343,500	88,000	431,500	1,022,100	20,000	1,042,100
Middle East	62,400	100	62,500	104,200	400	104,600
Australasia and other	63,500	12,800	76,300	143,500	5,900	149,400

Total	$955,200	$435,100	$1,390,300	$1,572,000	$306,500	$1,878,500

Fiscal Nine Months Ended
North America	$364,100	$492,600	$856,700	$214,700	$639,900	$854,600
South America	44,900	126,000	170,900	13,600	79,400	93,000
Europe	939,400	417,100	1,356,500	567,800	531,200	1,099,000
Asia	651,100	116,800	767,900	1,455,300	140,200	1,595,500
Middle East	194,400	100	194,500	355,700	5,200	360,900
Australasia and other	114,900	13,100	128,000	268,100	7,200	275,300

Total	$2,308,800	$1,165,700	$3,474,500	$2,875,200	$1,403,100	$4,278,300

NEW ORDERS (FUTURE REVENUES) BY INDUSTRY:

Fiscal Quarters Ended
Power generation	$5,300	$403,000	$408,300	$12,700	$275,300	$288,000
Oil refining	561,400	—	561,400	274,000	—	274,000
Pharmaceutical	44,500	—	44,500	21,800	—	21,800
Oil and gas	116,200	—	116,200	176,700	—	176,700
Chemical/petrochemical	230,000	—	230,000	1,073,200	—	1,073,200
Power plant operation and maintenance	—	32,100	32,100	—	31,200	31,200
Environmental	8,200	—	8,200	7,300	—	7,300
Other, net of eliminations	(10,400)	—	(10,400)	6,300	—	6,300

Total	$955,200	$435,100	$1,390,300	$1,572,000	$306,500	$1,878,500

Fiscal Nine Months Ended
Power generation	$43,800	$1,067,700	$1,111,500	$20,400	$1,313,600	$1,334,000
Oil refining	1,429,200	—	1,429,200	978,000	—	978,000
Pharmaceutical	84,500	—	84,500	80,500	—	80,500
Oil and gas	240,400	—	240,400	462,500	—	462,500
Chemical/petrochemical	483,000	—	483,000	1,266,900	—	1,266,900
Power plant operation and maintenance	—	98,000	98,000	—	89,500	89,500
Environmental	23,300	—	23,300	25,400	—	25,400
Other, net of eliminations	4,600	—	4,600	41,500	—	41,500

Total	$2,308,800	$1,165,700	$3,474,500	$2,875,200	$1,403,100	$4,278,300

	September 26, 2008			September 28, 2007
	Global	Global		Global	Global
	E&C	Power		E&C	Power
	Group	Group	Total	Group	Group	Total
BACKLOG (FUTURE REVENUES) BY CONTRACT TYPE:
Lump-sum turnkey	$17,900	$345,100	$363,000	$116,300	$525,000	$641,300
Other fixed-price	441,600	946,600	1,388,200	401,900	655,900	1,057,800
Reimbursable	5,351,800	172,100	5,523,900	4,385,800	199,700	4,585,500
Eliminations	(700)	(12,200)	(12,900)	(10,500)	(1,000)	(11,500)

Total	$5,810,600	$1,451,600	$7,262,200	$4,893,500	$1,379,600	$6,273,100

BACKLOG (FUTURE REVENUES) BY PROJECT LOCATION:
North America	$302,900	$612,400	$915,300	$218,900	$542,200	$761,100
South America	44,500	168,200	212,700	12,200	86,900	99,100
Europe	877,800	544,300	1,422,100	642,500	616,200	1,258,700
Asia	1,598,800	119,000	1,717,800	2,265,400	127,700	2,393,100
Middle East	443,300	100	443,400	1,205,900	600	1,206,500
Australasia and other	2,543,300	7,600	2,550,900	548,600	6,000	554,600

Total	$5,810,600	$1,451,600	$7,262,200	$4,893,500	$1,379,600	$6,273,100

BACKLOG (FUTURE REVENUES) BY INDUSTRY:
Power generation	$51,800	$1,329,700	$1,381,500	$101,000	$1,263,100	$1,364,100
Oil refining	1,778,500	—	1,778,500	1,761,200	—	1,761,200
Pharmaceutical	66,600	—	66,600	58,000	—	58,000
Oil and gas	2,638,400	—	2,638,400	718,700	—	718,700
Chemical/petrochemical	1,243,400	—	1,243,400	2,186,100	—	2,186,100
Power plant operation and maintenance	—	121,900	121,900	—	116,500	116,500
Environmental	13,400	—	13,400	42,200	—	42,200
Other, net of eliminations	18,500	—	18,500	26,300	—	26,300

Total	$5,810,600	$1,451,600	$7,262,200	$4,893,500	$1,379,600	$6,273,100

FOSTER WHEELER SCOPE IN BACKLOG	$1,754,700	$1,438,700	$3,193,400	$1,645,100	$1,366,500	$3,011,600

E&C MAN-HOURS IN BACKLOG (in thousands)	14,400		14,400	13,300		13,300

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
     A full discussion of our critical accounting policies and estimates is included in our 2007 Form 10-K. We did not have a significant change to the application of our critical accounting policies and estimates during the first fiscal nine months of 2008.

Accounting Developments
     In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial assets and liabilities, as well as for any other assets and liabilities that are required to be measured at fair value on a recurring basis, in financial statements for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a partial one-year deferral of SFAS No. 157 for nonfinancial assets and liabilities that are only subject to fair value measurement on a nonrecurring basis. We have elected to defer the application of SFAS No. 157 for our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis until the fiscal year beginning December 27, 2008, and are in the process of assessing its impact on our financial position and results of operations related to such assets and liabilities. Our financial assets and liabilities that are recorded at fair value consist primarily of the assets or liabilities arising from derivative financial instruments. The adoption of SFAS No. 157 did not have a material effect on our financial position or results of operations.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 amends the accounting and reporting standards for the noncontrolling interest in a subsidiary (often referred to as “minority interest”) and for the deconsolidation of a subsidiary. Under SFAS No. 160, the noncontrolling interest in a subsidiary is reported as equity in the parent company’s consolidated financial statements. SFAS No. 160 also requires that the parent company’s consolidated statement of operations include both the parent and noncontrolling interest share of the subsidiary’s statement of operations. Formerly, the noncontrolling interest share was shown as a reduction of income on the parent’s consolidated statement of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 is to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied; however, presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not believe that SFAS No. 160 will have a significant impact on our financial position, results of operations and cash flows.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance and cash flows. SFAS No. 161 changes the disclosure requirements about the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect the company’s financial position, financial performance and cash flows. Additionally, SFAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 also requires more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, SFAS No. 161 requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently assessing the impact that SFAS No. 161 may have on our financial statement disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the fiscal quarter and nine months ended September 26, 2008, there were no material changes in the market risks as described in our annual report on Form 10-K for the fiscal year ended December 28, 2007.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting in the fiscal quarter ended September 26, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (amounts in thousands of dollars, except share data and per share amounts)
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     On September 12, 2008, we announced a share repurchase program pursuant to which we are authorized to repurchase up to $750,000 of our outstanding common shares. The following table provides information with respect to common share purchases during the fiscal third quarter of 2008.

			Total Number of		Approximate
			Shares Purchased		Dollar Value of
			as Part of		Shares that May
		Average	Publicly		Yet Be Purchased
	Total Number of	Price Paid	Announced Plans		Under the Plans
Fiscal Month	Shares Purchased (1)	per Share	or Programs		or Programs
June 28, 2008 through July 25, 2008	—	$—	—
July 26, 2008 through August 22, 2008	—	—	—
August 23, 2008 through September 26, 2008	1,285,548	38.89	1,285,548

Total	1,285,548	$38.89	1,285,548	(2)	$699,999

(1)	During the fiscal third quarter of 2008, we repurchased an aggregate of 1,285,548 shares of Foster Wheeler Ltd. common shares in open market transactions pursuant to the repurchase program that was publicly announced on September 12, 2008 and which authorizes us to repurchase up to $750,000 of our outstanding common shares. The repurchase program has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any of our common shares other than through our publicly announced repurchase program.

(2)	As of September 26, 2008, an aggregate of 1,285,548 shares were purchased for a total of $50,001 since the inception of the repurchase program announced on September 12, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibits

3.1	Memorandum of Association of Foster Wheeler Ltd. (Filed as Annex II to Foster Wheeler Ltd.’s Form S-4/A (File No. 333-52468) filed on March 9, 2001, and incorporated herein by reference.)

3.2	Memoranda of Reduction of Share Capital and Memorandum of Increase in Share Capital each dated December 1, 2004. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, dated November 29, 2004 and filed on December 2, 2004, and incorporated herein by reference.)

3.3	Certificate of Designation relating to Foster Wheeler Ltd.’s Series B Convertible Preferred Shares, adopted on September 24, 2004. (Filed as Exhibit 3.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 24, 2004, and incorporated herein by reference.)

3.4	Bye-Laws of Foster Wheeler Ltd., amended May 9, 2006. (Filed as Exhibit 3.2 to Foster Wheeler Ltd.’s Form 8-K, dated May 9, 2006 and filed on May 12, 2006, and incorporated herein by reference.)

3.5	Memorandum of Increase of Share Capital dated February 7, 2008. (Filed as Exhibit 3.5 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2007, and incorporated herein by reference.)

10.1	Amendment No. 2, dated September 29, 2008, to the Credit Agreement, dated September 13, 2006, between Foster Wheeler LLC, Foster Wheeler Inc., Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation and Foster Wheeler International Corporation, as borrowers, Foster Wheeler Ltd., Foster Wheeler Holdings Ltd., the subsidiary guarantors party thereto, the lenders party thereto, and BNP Paribas. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated September 29, 2008 and filed on October 14, 2008, and incorporated herein by reference.)

10.2	Employment Agreement, dated as of August 20, 2008, between Foster Wheeler Ltd. and Peter D. Rose.

10.3	Agreement for the Termination of Fixed Term Employment Contract, dated as of September 30, 2008, between Foster Wheeler Continental Europe S.r.L. and Umberto della Sala.

10.4	Fixed Term Employment Agreement, dated as of October 1, 2008, between Foster Wheeler Global E&C S.r.L. and Umberto della Sala.

10.5	First Amendment to the Employment Agreement, dated as of October 1, 2008, between Foster Wheeler Ltd. and Umberto della Sala.

10.6	Deed of Variation, dated as of October 8, 2008, between Foster Wheeler Energy Limited and David Wardlaw. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated October 8, 2008 and filed on October 14, 2008, and incorporated herein by reference.)

23.1	Consent of Analysis, Research & Planning Corporation.

23.2	Consent of Peterson Risk Consulting.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD. (Registrant)
Date: November 5, 2008	/s/ Raymond J. Milchovich
Raymond J. Milchovich
Chairman and Chief Executive Officer

Date: November 5, 2008	/s/ Franco Baseotto
Franco Baseotto
Executive Vice President, Chief Financial Officer and Treasurer