Form 10-K
period 2008-12-26
FOSTER WHEELER AG
filed 2009-02-24
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ............ to .............

Commission file number 001-31305

FOSTER WHEELER AG
(Exact name of registrant as specified in its charter)

Switzerland (State or other jurisdiction of incorporation or organization)	98-0607469 (I.R.S. Employer Identification No).

Perryville Corporate Park, Clinton, New Jersey (Address of Principal Executive Offices)	08809-4000 (Zip Code)

Registrant’s telephone number, including area code:
(908) 730-4000

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of each exchange on which registered)
Foster Wheeler AG, Registered Shares, CHF 3.00 par value	The NASDAQ Stock Market LLC

Foster Wheeler AG, Class A Registered Share Purchase Warrants	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

(Title of Each Class)	(Name of each exchange on which registered)

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9,450,000,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Common shares held as of such date by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 126,416,237 of the registrant’s registered shares issued and outstanding as of February 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information by reference from the definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 26, 2008.

FOSTER WHEELER AG

EXPLANATORY NOTE

This Annual Report on Form 10-K is being filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by Foster Wheeler AG, a Swiss corporation, as successor to Foster Wheeler Ltd., a company incorporated under the laws of Bermuda. Pursuant to a scheme of arrangement under Bermuda law (the “Scheme of Arrangement”) described in Part I, Item 1, “Business — The Redomestication,” on February 9, 2009 all of the previously outstanding common shares of Foster Wheeler Ltd. were cancelled and each holder of cancelled Foster Wheeler Ltd. common shares received registered shares of Foster Wheeler AG (or cash in lieu of any fractional common shares). As a result of the Scheme of Arrangement, Foster Wheeler Ltd. became a wholly-owned subsidiary of Foster Wheeler AG. Pursuant to Rule 12g-3 under the Exchange Act, Foster Wheeler AG is filing this Annual Report on Form 10-K, which covers the last full fiscal year of Foster Wheeler Ltd. before the succession, as the successor issuer for reporting purposes under the Exchange Act. Certain disclosures relating specifically to Foster Wheeler AG are noted throughout this Annual Report on Form 10-K.

INDEX

ITEM		Page

PART I
1.	Business	2
1A.	Risk Factors	10
1B.	Unresolved Staff Comments	21
2.	Properties	22
3.	Legal Proceedings	24
4.	Submission of Matters to a Vote of Security Holders	24

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
6.	Selected Financial Data	28
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
7A.	Quantitative and Qualitative Disclosures about Market Risk	72
8.	Financial Statements and Supplementary Data	74
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	142
9A.	Controls and Procedures	142
9B.	Other Information	142

PART III
10.	Directors, Executive Officers and Corporate Governance	143
11.	Executive Compensation	143
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	143
13.	Certain Relationships and Related Transactions, and Director Independence	144
14.	Principal Accountant Fees and Services	144

PART IV
15.	Exhibits and Financial Statement Schedules	145
EX-10.8: GUARANTEE FACILITY
EX-10.26: FIRST AMENDMENT TO 1995 STOCK OPTION PLAN
EX-10.29: FIRST AMENDMENT TO ANNUAL EXECUTIVE SHORT-TERM INCENTIVE PLAN
EX-10.37: FIRST AMENDMENT TO OMNIBUS INCENTIVE PLAN
EX-10.41: FORM OF EMPLOYEE NONQUALIFIED STOCK OPTION AGREEMENT
EX-10.43: FORM OF EMPLOYEE RESTRICTED STOCK UNIT AWARD AGREEMENT
EX-10.45: FORM OF DIRECTOR NONQUALIFIED STOCK OPTION AGREEMENT
EX-10.47: FORM OF DIRECTOR RESTRICTED STOCK UNIT AGREEMENT
EX-10.76: EMPLOYMENT AGREEMENT
EX-10.77: EMPLOYMENT AGREEMENT
EX-21.0: SUBSIDIARIES
EX-23.1: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-23.2: CONSENT OF ANALYSIS, RESEARCH & PLANNING CORPORATION
EX-23.3: CONSENT OF PETERSON RISK CONSULTING LLC
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

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

General

Foster Wheeler AG was incorporated under the laws of Switzerland on November 18, 2008 and registered in the commercial register of the Canton of Zug, Switzerland on November 25, 2008 as a wholly-owned subsidiary of Foster Wheeler Ltd. Pursuant to a scheme of arrangement under Bermuda law, on February 9, 2009 all previously outstanding whole common shares of Foster Wheeler Ltd. were cancelled and Foster Wheeler AG issued registered shares to the holders of whole Foster Wheeler Ltd. common shares that were cancelled. As a result of the scheme of arrangement, the common shareholders of Foster Wheeler Ltd. became common shareholders of Foster Wheeler AG, and Foster Wheeler Ltd. became a wholly-owned subsidiary of Foster Wheeler AG, a holding company that owns the stock of its various subsidiary companies. See “— The Redomestication” for more information regarding the scheme of arrangement and certain related transactions. Except as the context otherwise requires, the terms “Foster Wheeler,” “us” and “we,” as used herein, refers to Foster Wheeler AG and its direct and indirect subsidiaries for the period after the consummation of the scheme of arrangement and Foster Wheeler Ltd. and its direct and indirect subsidiaries for the period before the consummation of the scheme of arrangement. Amounts in Part I, Item 1 are presented in thousands, except for number of employees. In addition, except as the context otherwise requires, the financial statements and other financial information included in this annual report on Form 10-K are those of Foster Wheeler Ltd. as they relate to periods ended prior to the consummation of the scheme of arrangement. Certain disclosures relating specifically to Foster Wheeler AG are noted throughout this annual report on Form 10-K.

The redomestication was undertaken in order to establish a corporation more centrally located within Foster Wheeler’s major markets, in a country with a stable and well-developed tax regime as well as a sophisticated financial and commercial infrastructure, and to improve our ability to maintain a competitive worldwide effective corporate tax rate.

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

Our Global E&C Group is also involved in the design of facilities in new or developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Our Global E&C Group owns one of the leading refinery residue upgrading technologies (referred to as delayed coking) and a hydrogen production process used in oil refineries and petrochemical plants. Additionally, our Global E&C Group has experience with, and is able to work with, a wide range of processes owned by others. Our Global E&C Group performs environmental remediation services, together with related technical, engineering, design and regulatory services.

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

Our Global Power Group designs, manufactures and erects steam generating and auxiliary equipment for electric power generating stations and industrial facilities worldwide. Our steam generating equipment includes a full range of technologies, offering independent power producers, utility and industrial clients high-value technology solutions for economically converting a wide range of fuels, including coal, lignite, petroleum coke, oil, gas, biomass and municipal solid waste, into high quality steam and power.

Our circulating fluidized-bed steam generator technology, which we refer to as CFB, is ideally suited to burning a very wide range of fuels, including low-quality and “waste-type” fuels, and we believe is generally recognized as one of the cleanest burning solid-fuel technologies available on a commercial basis in the world today.

For both our CFB and pulverized coal, which we refer to as PC, steam generators, we offer supercritical once-through-unit designs to further improve the energy efficiency and, therefore, the environmental performance of these units. Once-through supercritical steam generators operate at higher steam pressures than traditional plants, which results in higher efficiencies and lower emissions, including emissions of carbon dioxide, or CO2, which is considered a greenhouse gas.

Further, for the longer term, we are actively developing Flexi-Burntm technology for our CFB steam generators. We believe Flexi-Burntm technology will be an important part of an overall strategy for capturing and storing CO2 from coal power plants. This technology will enable our CFB steam generators to operate in “oxygen-firing CO2 capture” mode. In this mode, the CFB combustion process will produce a CO2-rich flue gas which can then be delivered to a storage location while avoiding the need for large, expensive and energy intensive post-combustion CO2 separation equipment.

We also design, manufacture and install auxiliary equipment, which includes steam generators for solar thermal power plants, feedwater heaters, steam condensers and heat-recovery equipment. Our Global Power Group also offers a full line of new and retrofit nitrogen-oxide, which we refer to as NOx, reduction systems such as selective non-catalytic and catalytic NOx reduction systems as well as complete low-NOx combustion systems. We provide a broad range of site services relating to these products, including construction and erection services, maintenance engineering, plant upgrading and life extensions.

Our Global Power Group also conducts research and development in the areas of combustion, solid, fluid and gas dynamics, heat transfer, materials and solid mechanics. In addition, our Global Power Group owns and operates cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries. Our Global Power Group generates revenues from engineering activities, equipment supply and construction contracts, operating activities pursuant to the long-term sale of project outputs, such as electricity and steam, operating and maintenance agreements, royalties from licensing our technology, and generates equity income from returns on its equity investments in several power production facilities.

In addition to these two business groups, which also represent operating segments for financial reporting purposes, we report corporate center expenses and expenses related to certain legacy liabilities, such as asbestos, in the Corporate and Finance Group, which we also treat as an operating segment for financial reporting purposes and which we refer to as the C&F Group.

Please refer to Note 17 to the consolidated financial statements in this annual report on Form 10-K for a discussion of our operating segments and geographic financial information relating to our U.S. and non-U.S. operations.

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

•	Project Management and Project Control — Our Global E&C Group offers a wide range of project management and project control services for overseeing engineering, procurement and construction activities. These services include estimating costs, project planning and project cost control. The provision of these services is an integral part of the planning, design and construction phases of projects that we execute directly for clients. We also provide these services to our clients in the role of project management or program management consultant, where we oversee, on our client’s behalf, the execution by other contractors of all or some of the planning, design and construction phases of a project.

•	Procurement — Our procurement activities focus on those projects where we also execute the design and engineering work. We manage the procurement of materials, subcontractors and craft labor. Often, we purchase materials, equipment and third-party services on behalf of our client, where the client will pay for the purchased items or services at cost and reimburse us the cost of our associated services plus a margin or fee.

•	Construction/Commissioning and Start-up — Our Global E&C Group provides construction and construction management services on a worldwide basis. Our construction, commissioning and start-up activities focus on those projects where we have performed most of the associated design and engineering work. Depending on the project, we may function as the primary contractor or as a subcontractor to another firm. On some projects, we function as the construction manager, engaged by the customer to oversee another contractor’s compliance with design specifications and contracting terms. In some instances, we have responsibility for commissioning and plant start-up, or, where the client has responsibility for these activities, we provide experts to work as part of our client’s team.

•	Operations and Maintenance — We provide project management, plant operations and maintenance services, such as repair, renovation, predictive and preventative services and other aftermarket services. In some instances, our contracts may require us to operate a plant, which we have designed and built, for an initial period that may vary from a very short period to up to approximately two years.

The principal products of our Global Power Group are steam generators, commonly referred to as boilers. Our steam generators produce steam in a range of conditions and qualities, from low-pressure saturated steam to high quality superheated steam at either sub-critical or supercritical conditions (steam pressures above 3,600 pounds-force per square inch absolute). The steam produced by steam generators can be used to produce electricity in power plants, to heat buildings and in the production of many manufactured goods and products, such as paper, chemicals and food products. Our steam generators convert the energy of a wide range of solid and liquid fuels, as well as hot process gases, into steam and can be classified into several types: circulating fluidized-bed, pulverized coal, oil and natural gas, grate, heat recovery steam generators and fully assembled package boilers. The two most significant elements of our product portfolio are our CFB and PC steam generators.

Our Global Power Group’s products and services include:

•	Circulating Fluidized-Bed Steam Generators — Our Global Power Group designs, manufactures and supplies steam generators that utilize our proprietary CFB technology. We believe that CFB combustion is generally recognized as one of the most commercially viable, fuel-flexible and clean burning ways to generate steam on a commercial basis from coal and many other solid fuels and waste products. A CFB steam generator utilizes air nozzles on the floor and lower side walls of its furnace to mix and fluidize the fuel particles as they burn, resulting in a very efficient combustion and heat transfer process. The fuel and other added solid materials, such as limestone, are continuously recycled through the furnace to maximize combustion efficiency and the capture of pollutants, such as the oxides of sulfur, which we refer to as SOx. Due to the efficient mixing of the fuel with the air and other solid materials and the long period of time the fuel remains in the combustion process, the temperature of the process can be greatly reduced below that of a conventional burning process. This has the added benefit of reducing the formation of NOx, which is another pollutant formed during the combustion process. Due to these benefits, additional SOx and NOx control systems are frequently not needed. The application of supercritical steam technology to CFB technology is the latest technical development. By dramatically raising the pressure of the water as it is converted to steam, supercritical steam technology allows the steam to absorb more heat from the combustion process, resulting in a substantial improvement of approximately 5-15% in the efficiency of an electric power plant. As discussed above, we are actively developing Flexi-Burntm technology for our CFB steam generators. We believe Flexi-Burntm technology will be an important part of an overall strategy for capturing and storing CO2 from coal power plants. We sell our CFB steam generators to clients worldwide.

•	Pulverized Coal Steam Generators — Our Global Power Group designs, manufactures and supplies PC steam generators. PC steam generators are commonly used in large coal-fired power plant applications. The coal is pulverized into fine particles and injected through specially designed low NOx burners. Our PC steam generators control NOx by utilizing advanced low-NOx combustion technology and selective catalytic reduction technology, which we refer to as SCR. PC technology requires flue gas desulfurization equipment, which we refer to as FGD, to be installed after the steam generator to capture SOx. We offer our PC steam generators with either conventional sub-critical steam technology or more efficient supercritical steam technology for electric power plant applications. We sell our PC steam generators to clients worldwide.

•	Industrial Steam Generators — Our Global Power Group designs, manufactures and supplies industrial steam generators of various types including: CFB, as described above, grate, fully assembled package, field erected oil and gas, waste heat, and heat recovery steam generators. Depending on the steam generator type and application, our industrial boilers are designed to burn a wide spectrum of industrial fuels from high quality oil and natural gas to biomass and “waste type” fuels such as tires, municipal solid waste, waste wood and paper. Our industrial steam generators are designed for ruggedness and reliability.

•	Auxiliary Equipment and Aftermarket Services — Our Global Power Group also manufactures and installs auxiliary and replacement equipment for utility power and industrial facilities, including steam generators for solar thermal power plants, surface condensers, feed water heaters, coal pulverizers, steam generator coils and panels, biomass gasifiers, and replacement parts. Additionally, we install NOx reduction systems manufactured by third-parties. The NOx reduction systems include SCR equipment and low-NOx combustion systems for PC steam generators, which significantly reduce NOx emissions from PC steam generators. Our Global Power Group also performs steam generator modifications and provides engineered solutions for steam generators worldwide.

We provide a broad range of site services relating to these products, including construction and erection services, maintenance engineering, plant upgrading and life extension, and plant repowering. Our Global Power Group also conducts research and development in the areas of combustion, fluid and gas dynamics, heat transfer, materials and solid mechanics. In addition, our Global Power Group licenses technology to a limited number of third-parties in select countries or markets.

Industries We Serve

We serve the following industries:

•	Oil and gas;

•	Oil refining;

•	Chemical/petrochemical;

•	Pharmaceutical;

•	Environmental;

•	Power generation; and

•	Power plant operation and maintenance.

Customers and Marketing

We market our services and products through a worldwide staff of sales and marketing personnel, through a network of sales representatives and through partnership or joint venture arrangements with unrelated third-parties. Our businesses are not seasonal and are not dependent on a limited group of clients. One client accounted for approximately 24%, 12% and 13% of our consolidated operating revenues (inclusive of flow-through revenues) in fiscal years 2008, 2007 and 2006, respectively; however, the associated flow-through revenues included in these percentages accounted for approximately 20%, 9% and 11% of our consolidated operating revenues in fiscal years 2008, 2007 and 2006, respectively. No other single client accounted for ten percent or more of our consolidated revenues in fiscal years 2008, 2007 or 2006. Representative clients include state-owned and multinational oil and gas companies, major petrochemical, chemical, and pharmaceutical companies, national and independent electric power generation companies, and government agencies throughout the world. The majority of our revenues and new business originates outside of the United States.

Licenses, Patents and Trademarks

We own and license patents, trademarks and know-how, which are used in each of our business groups. The life cycles of the patents and trademarks are of varying durations. We are not materially dependent on any particular patent or trademark, although we depend on our ability to protect our intellectual property rights to the technologies and know-how used in our proprietary products. As noted above, we have granted licenses to a limited number of companies in select countries to manufacture steam generators and related equipment and certain of our other products. Our principal licensees are located in China, India, Italy and South Korea. Recurring royalty revenues have historically ranged from approximately $5,000 to $10,000 per year.

Unfilled Orders

We execute our contracts on lump-sum turnkey, fixed-price, target-price with incentives and cost-reimbursable bases. Generally, contracts are awarded on the basis of price, acceptance of certain project-related risks, technical capabilities and availability of qualified personnel, reputation for quality and ability to perform in a timely manner and safety record. On certain contracts our clients may make a down payment at the time a contract is executed and continue to make progress payments until the contract is completed and the work has been accepted as meeting contract guarantees. Our Global Power Group’s products are custom designed and manufactured, and are not produced for inventory. Our Global E&C Group frequently purchases materials, equipment, and third-party services at cost for clients on a cash neutral/reimbursable basis when providing engineering specification or procurement services, referred to as “flow-through” amounts. “Flow-through” amounts are recorded both as revenues and cost of operating revenues with no profit recognized. Our Global E&C Group does not purchase materials and equipment for inventory.

We measure our unfilled orders in terms of expected future revenues. Included in future revenues are flow-through revenues, which result when we are performing an engineering or construction contract and purchase materials, equipment or third-party services on behalf of our customers on a reimbursable basis with no profit added to the cost of the materials, equipment or third-party services. We also measure our unfilled orders in terms of Foster Wheeler scope, which excludes flow-through revenues. As such, Foster Wheeler scope measures the component of backlog of unfilled orders with profit potential and represents our services plus fees for reimbursable contracts and total selling price for lump-sum or fixed-price contracts.

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the changes in unfilled orders, both in terms of expected future revenues and Foster Wheeler scope. See also Item 1A, “Risk Factors — Risks Related to Our Operations — Projects included in our backlog may be delayed or cancelled, which could materially adversely affect our business, financial condition, results of operations and cash flows.”

Use of Raw Materials

We source the materials used in our manufacturing and construction operations from both U.S. and non-U.S. based sources. The procurement of materials, consisting mainly of steel products and manufactured items, is heavily dependent on unrelated third-party sources. These materials are subject to timing of availability and price fluctuations, which we monitor on a regular basis. We have access to numerous global sources and are not dependent on any single source of supply.

Compliance with Government Regulations

We are subject to certain federal, state and local environmental, occupational health and product safety laws arising from the countries where we operate. We also purchase materials and equipment from third-parties, and engage subcontractors, who are also subject to these laws and regulations. We believe that all our operations are in material compliance with those laws and we do not anticipate any material capital expenditures or material adverse effect on earnings or cash flows as a result of complying with those laws.

Employees

The following table indicates the number of full-time, temporary and agency personnel in each of our business groups. We believe that our relationship with our employees is satisfactory.

	As of
	December 26,	December 28,
	2008	2007

Global E&C Group	11,235	10,498
Global Power Group	3,419	3,278
C&F Group	75	83

Total	14,729	13,859

Competition

Many companies compete with us in the engineering and construction business. Neither we nor any other single company has a dominant market share of the total design, engineering and construction business servicing the global businesses previously described. Many companies also compete in the global energy business and neither we nor any other single competitor has a dominant market share.

The vast majority of the market opportunities that we pursue are subject to a competitive tendering process, and we believe that our target customers consider the price, acceptance of certain project-related risks, technical capabilities and availability of qualified personnel, reputation for quality and ability to perform in a timely manner and safety record as the primary factors in determining which qualified contractor is awarded a contract. We derive our competitive strength from our reputation for quality of our services and products, technology, worldwide procurement capability, project management expertise, ability to execute complex projects, professionalism, strong safety record and lengthy experience with a wide range of services and technologies.

Companies that compete with our Global E&C Group include but are not limited to the following: Bechtel Corporation; Chicago Bridge & Iron Company N.V.; Chiyoda Corporation; Fluor Corporation; Jacobs Engineering Group Inc.; JGC Corporation; KBR, Inc.; McDermott International; Saipem S.p.A.; Shaw Group, Inc.; Technip; Técnicas Reunidas, SA; and Worley Parsons Ltd. Companies that compete with our Global Power Group include but are not limited to the following: Aker Kvaerner ASA; Alstom Power; Austrian

Energy & Environment AG.; The Babcock & Wilcox Company; Babcock Power Inc.; Doosan-Babcock; Hitachi, Ltd.; and Mitsubishi Heavy Industries Ltd.

Available Information

You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these documents at our website, www.fwc.com, under the heading “Investor Relations” by selecting the heading “SEC Filings.” We make these documents available on our website as soon as reasonably practicable after we electronically file them with or furnish them to the U.S. Securities and Exchange Commission (“SEC”). The information disclosed on our website is not incorporated herein and does not form a part of this annual report on Form 10-K.

You may also read and copy any materials that we file with or furnish to the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our filings on its website at www.sec.gov.

The Redomestication

The scheme of arrangement effectively changed our place of incorporation from Bermuda to the Canton of Zug, Switzerland. The scheme of arrangement was approved by the common shareholders of Foster Wheeler Ltd. on January 27, 2009 and was sanctioned by the Supreme Court of Bermuda on January 30, 2009. On February 9, 2009, the following steps occurred pursuant to the scheme of arrangement:

(1) all fractional common shares of Foster Wheeler Ltd. were cancelled and Foster Wheeler Ltd. paid to each holder of fractional shares that were cancelled an amount based on the average of the high and low trading prices of Foster Wheeler Ltd. common shares on the NASDAQ Global Select Market on February 5, 2009, the business day immediately preceding the effectiveness of the scheme of arrangement;

(2) all previously outstanding whole common shares of Foster Wheeler Ltd. were cancelled;

(3) Foster Wheeler Ltd., acting on behalf of its shareholders, issued 1,000 common shares (which constituted all of Foster Wheeler Ltd.’s common shares at such time) to Foster Wheeler AG;

(4) Foster Wheeler AG increased its share capital and filed amended articles of association reflecting the share capital increase with the Swiss Commercial Register; and

(5) Foster Wheeler AG issued registered shares to the holders of whole Foster Wheeler Ltd. common shares that were cancelled.

As a result of the scheme of arrangement, the common shareholders of Foster Wheeler Ltd. became common shareholders of Foster Wheeler AG and Foster Wheeler Ltd. became a wholly-owned subsidiary of Foster Wheeler AG. In connection with consummation of the scheme of arrangement:

•	pursuant to the terms of the Certificate of Designation governing Foster Wheeler Ltd.’s Series B Convertible Preferred Shares, concurrently with the issuance of registered shares to the holders of whole Foster Wheeler Ltd. common shares, Foster Wheeler AG issued to the holders of the preferred shares the number of registered shares of Foster Wheeler AG that such holders would have been entitled to receive had they converted their preferred shares into common shares of Foster Wheeler Ltd. immediately prior to the effectiveness of the scheme of arrangement (with Foster Wheeler Ltd. paying cash in lieu of any fractional common shares otherwise issuable);

•	pursuant to the terms of the Warrant Agreement governing Foster Wheeler Ltd.’s Class A Warrants outstanding on the date of the consummation of the scheme of arrangement, Foster Wheeler AG executed a supplemental warrant agreement pursuant to which it assumed Foster Wheeler Ltd.’s obligations under the Warrant Agreement and agreed to issue registered shares of Foster Wheeler AG upon exercise of such warrants in accordance with their terms; and

•	Foster Wheeler AG assumed Foster Wheeler Ltd.’s existing obligations in connection with awards granted under Foster Wheeler Ltd.’s incentive plans and other similar employee awards.

We refer to the foregoing transactions together with the steps of the scheme of arrangement as the “Redomestication.”

The fiscal year of Foster Wheeler Ltd. is the 52- or 53-week annual accounting period ending the last Friday in December for U.S. operations and December 31 for non-U.S. operations. The fiscal year of Foster Wheeler AG ends on December 31 of each calendar year. As a result of the Redomestication, our fiscal year for purposes of financial statement reporting and our filing obligations with the SEC changed to that of Foster Wheeler AG. Foster Wheeler AG’s fiscal quarters end on the last day of March, June and September.

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

Some of our contracts are fixed-price contracts and other shared-risk contracts that are inherently risky because we agree to the selling price of the project at the time we enter into the contract. The selling price is based on estimates of the ultimate cost of the contract and we assume substantially all of the risks associated with completing the project, as well as the post-completion warranty obligations. Certain of these contracts are lump-sum turnkey projects where we are responsible for all aspects of the work from engineering through construction, as well as commissioning, all for a fixed selling price. As of December 26, 2008, our backlog included $1,381,400 attributable to lump-sum turnkey and other fixed-price contracts, which represented 25% of our total backlog.

In addition, we assume the project’s technical risk and associated warranty obligations on all of our contracts and projects, meaning that we must tailor products and systems to satisfy the technical requirements of a project even though, at the time the project is awarded, we may not have previously produced such a product or system. Warranty obligations can range from re-performance of engineering services to modification or replacement of equipment. We also assume the risks related to revenue, cost and gross profit realized on such contracts that can vary, sometimes substantially, from the original projections due to changes in a variety of other factors, including but not limited to:

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

These risks may be exacerbated by the length of time between signing a contract and completing the project because most lump-sum or fixed-price projects are long-term. The term of our contracts can be as long as approximately four years. In addition, we sometimes bear the risk of delays caused by unexpected conditions or events. We are subject to penalties if portions of the long-term fixed priced projects are not completed in accordance with agreed-upon time limits. Therefore, significant losses can result from performing large, long-term projects on a fixed-price or lump-sum basis. These losses may be material, including in some cases up to or exceeding the full contract value in certain events of non-performance, and could negatively impact our business, financial condition, results of operations and cash flows.

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

Our projects generally involve complex design and engineering, significant procurement of equipment and supplies and construction management. We may encounter difficulties in the design or engineering, equipment and supply delivery, schedule changes and other factors, some of which are beyond our control, that affect our ability to complete the project in accordance with the original delivery schedule or to meet the contractual performance obligations. In addition, we generally rely on third-party partners, equipment manufacturers and subcontractors to assist us with the completion of our contracts. As such, claims involving project owners, suppliers and subcontractors may be brought against us and by us in connection with our project contracts. Claims brought against us include back charges for alleged defective or incomplete work, breaches of warranty and/or late completion of the project work and claims for cancelled projects. The claims and back charges can involve actual damages, as well as contractually agreed upon liquidated sums. Claims brought by us against project owners include claims for additional costs incurred in excess of current contract provisions arising out of project delays and changes in the previously agreed scope of work. Claims between us and our suppliers, subcontractors and vendors include claims like any of those described above. These project claims, if not resolved through negotiation, are often subject to lengthy and expensive litigation or arbitration proceedings. Charges associated with claims could materially adversely affect our business, financial condition, results of operations and cash flows. For further information on project claims, please refer to Note 19, “Litigation and Uncertainties,” to the consolidated financial statements in this annual report on Form 10-K.

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

We derive a significant amount of revenues from services provided to clients that are concentrated in four industries: oil and gas, oil refining, chemical/petrochemical and power. These industries historically have been, and will likely continue to be, cyclical in nature. Consequently, our results of operations have fluctuated, and may continue to fluctuate, depending on the demand for our products and services from these industries.

Unfavorable economic developments in global or regional economic growth rates or other unfavorable developments in one or more of these industries could adversely affect our clients’ investment plans and could materially adversely affect our business, financial condition, results of operations and cash flows. The global credit market crisis is now impacting some of our clients’ investment plans as it affects the availability and cost of financing, as well as our clients’ own financial strategies, which could include cash conservation. In addition, the global economic slowdown is impacting the demand for the products our clients produce, which is causing companies to re-evaluate their investment plans for 2009.

Our results of operations and cash flows depend on new contract awards, and the selection process and timing for performing these contracts are not entirely within our control.

A substantial portion of our revenues is derived from new contract awards of projects. It is difficult to predict whether and when we will receive such awards due to the lengthy and complex bidding and selection process, which is affected by a number of factors, such as market conditions, financing arrangements, governmental approvals and environmental matters. We often compete with other general and specialty contractors, both U.S. and non-U.S., including large international contractors and small local contractors. The strong competition in our markets requires us to maintain skilled personnel and invest in technology, and also puts pressure on our profit margins. Because of this, we could be prevented from obtaining contracts for which we have bid due to price, greater perceived financial strength and resources of our competitors and/or perceived technology advantages. Alternatively, we may have to agree to lower prices and margins for contracts that we win or we may lose a bid or decide not to pursue a contract if the profit margins are below our minimum acceptable margins based on our risk assessment of the project conditions.

Our results of operations and cash flows can fluctuate from quarter to quarter depending on the timing of our contract awards. In addition, certain of these contracts are subject to client financing contingencies and environmental permits, and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing and approvals for the project, which could result in a delay or cancellation of the proposed project and thereby reduce our revenues and profits.

A failure by us to attract and retain key officers, qualified personnel, joint venture partners, advisors and subcontractors could materially adversely affect our business, financial condition, results of operations and cash flows.

Our ability to attract and retain key officers, qualified engineers and other professional personnel, as well as joint venture partners, advisors and subcontractors, will be an important factor in determining our future success. The market for these professionals is competitive and we may not be successful in efforts to attract and retain these individuals. Failure to attract or retain these key officers, professionals, joint venture partners, advisors and subcontractors could materially adversely affect our business, financial condition, results of operations and cash flows.

Our worldwide operations involve risks that may limit or disrupt operations, limit repatriation of cash, increase taxation or otherwise materially adversely affect our business, financial condition, results of operations and cash flows.

We have worldwide operations that are conducted through U.S. and non-U.S. subsidiaries, as well as through agreements with joint venture partners. Our non-U.S. subsidiaries, which accounted for approximately 83% of our operating revenues and a majority of our operating cash flows in the fiscal year ended December 26, 2008, have operations located in Asia, Australia, Europe, the Middle East, South Africa and South America. Additionally, we purchase materials and equipment on a worldwide basis and are heavily dependent on unrelated third-party non-U.S. sources for these materials and equipment. Our worldwide operations are subject to risks that could materially adversely affect our business, financial condition, results of operations and cash flows, including:

•	uncertain political, legal and economic environments;

•	potential incompatibility with non-U.S. joint venture partners;

•	foreign currency controls and fluctuations;

•	energy prices and availability;

•	terrorist attacks;

•	the imposition of additional governmental controls and regulations;

•	war and civil disturbances;

•	labor problems; and

•	interruption or delays in international shipping.

Because of these risks, our worldwide operations and our execution of projects may be limited, or disrupted; our contractual rights may not be enforced fully or at all; our non-U.S. taxation may be increased; or we may be limited in repatriating earnings. These potential events and liabilities could materially adversely affect our business, financial condition, results of operations and cash flows.

We are subject to anti-bribery laws in the countries in which we operate. Failure to comply with these laws could result in our becoming subject to penalties and the disruption of our business activities.

Many of the countries in which we transact business have laws that restrict the offer or payment of anything of value to government officials or other persons with the intent of gaining business or favorable government action. We are subject to these laws in addition to being governed by the U.S. Foreign Corrupt Practices Act restricting these types of activities. In addition to prohibiting certain bribery-related activity with foreign officials and other persons, these laws provide for recordkeeping and reporting obligations. Our policies mandate compliance with these anti-bribery laws and we have procedures and controls in place to monitor internal and external compliance. However, any failure by us, our subcontractors, agents or others who work for us on our behalf to comply with these legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties. The failure to comply with these legal and regulatory obligations could also result in the disruption of our business activities.

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could increase our tax burden and otherwise adversely affect our financial condition, results of operations and cash flows.

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate on our earnings, which could result in a significant negative impact on our earnings and cash flows from operations. We continue to assess the impact of various U.S. federal and state legislative proposals, and modifications to existing tax treaties between the United States and other countries, that could result in a material increase in our U.S. federal and state taxes. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were to be enacted, or if modifications were to be made to certain existing treaties, the consequences could have a materially adverse impact on us, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our financial condition, results of operations and cash flows.

Our business may be materially adversely impacted by regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future.

Greenhouse gases that result from human activities, including burning of fossil fuels, have been the focus of increased scientific and political scrutiny and are being subjected to various legal requirements. International agreements, national laws, state laws and various regulatory schemes limit or otherwise regulate emissions of greenhouse gases, and additional restrictions are under consideration by different governmental entities. We derive a significant amount of revenues and contract profits from engineering and construction services provided to clients that own and/or operate a wide range of process plants and from the supply of our manufactured equipment to clients that own and/or operate electric power generating plants. Additionally, we own or partially own plants that generate electricity from burning natural gas or various types of solid fuels. These plants emit greenhouse gases as part of the process to generate electricity or other products. Compliance with the existing greenhouse gas regulation may prove costly or difficult. It is possible that owners and operators of existing or future process plants and electric generating plants could be subject to new or changed environmental regulations that result in significantly limiting or reducing the amounts of greenhouse gas emissions, increasing the cost of emitting such gases or requiring emissions allowances. The costs of controlling such emissions or obtaining required emissions allowances could be significant. It also is possible that necessary controls or allowances may not be available. Such regulations could negatively impact client investments in capital projects in our markets, which could negatively impact the market for our manufactured products and certain of our services, and also could negatively affect the operations and profitability of our own electric power plants. This could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Our success depends significantly on our ability to protect our intellectual property rights to the technologies and know-how used in our proprietary products. We rely on patent protection, as well as a combination of trade secret, unfair competition and similar laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We also rely on unpatented proprietary technology. We cannot provide assurance that we can meaningfully protect all our rights in our unpatented proprietary technology, or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology. We also hold licenses from third-parties that are necessary to utilize certain technologies used in the design and manufacturing of some of our products. The loss of such licenses would prevent us from manufacturing and selling these products, which could harm our business.

We rely on our information systems in our operations. Failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.

The efficient operation of our business is dependent on computer hardware and software systems. Information systems are vulnerable to internal and external security breaches including by computer hackers and cyber terrorists. The unavailability of the information systems, the failure of these systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer.

Risks Related to Asbestos Claims

The number and cost of our current and future asbestos claims in the United States could be substantially higher than we have estimated and the timing of payment of claims could be sooner than we have estimated, which could materially adversely affect our business, financial condition, results of operations and cash flows.

Some of our subsidiaries are named as defendants in numerous lawsuits and out-of-court administrative claims pending in the United States in which the plaintiffs claim damages for alleged bodily injury or death arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. We expect these subsidiaries to be named as defendants in similar suits and that claims will be brought in the future. For purposes of our financial statements, we have estimated the indemnity and defense costs to be incurred in resolving pending and forecasted U.S. claims through fiscal year 2023. Although we believe our estimates are reasonable, the actual number of future claims brought against us and the cost of resolving these claims could be substantially higher than our estimates. Some of the factors that may result in the costs of asbestos claims being higher than our current estimates include:

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

The total liability recorded on our consolidated balance sheet as of December 26, 2008 is based on estimated indemnity and defense costs expected to be incurred through fiscal year 2023. We believe that it is likely that there will be new claims filed after fiscal year 2023, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after fiscal year 2023. Our forecast contemplates that the number of new claims requiring indemnity will decline from year to year. If future claims fail to decline as we expect, our aggregate liability for asbestos claims will be higher than estimated.

Since fiscal year-end 2004, we have worked with Analysis Research Planning Corporation, or ARPC, nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs. ARPC reviews our asbestos indemnity payments, defense costs and claims activity and compares them to our 15-year forecast prepared at the previous year-end. Based on its review, ARPC may recommend that the assumptions used to estimate our future asbestos liability be updated, as appropriate.

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

Although we believe that a significant portion of our subsidiaries’ liability and defense costs for asbestos claims will be covered by insurance, the adequacy and timing of insurance recoveries is uncertain. Since fiscal year-end 2005, we have worked with Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to annually review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos-related insurance asset.

The asset recorded on our consolidated balance sheet as of December 26, 2008 represents our best estimate of settled and probable future insurance settlements relating to our U.S. liability for pending and estimated future asbestos claims through fiscal year 2023. The insurance asset includes an estimate of the amount of recoveries under existing settlements with other insurers.

Certain of our subsidiaries have entered into settlement agreements calling for certain insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs that we previously have incurred. We entered into three additional settlements in the fiscal year ended December 26, 2008 and we intend to continue to attempt to negotiate additional settlements where achievable on a reasonable basis in order to minimize the amount of future costs that we would be required to fund out of the cash flows generated from our operations. Unless we settle the remaining unsettled insurance asset at amounts significantly in excess of our current estimates, it is likely that the amount of our insurance settlements will not cover all future asbestos-related costs and we will continue to fund a portion of such future costs, which will reduce our cash flows and our working capital. Additionally, certain of the settlements with insurance companies during the past several years were for fixed dollar amounts that do not change as the liability changes. Accordingly, increases in the asbestos liability will not result in an equal increase in the insurance asset.

Our insurance recoveries may be limited by future insolvencies among our insurers. We have not assumed recovery in the estimate of our asbestos-related insurance asset from any of our currently insolvent insurers. Other insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. If we fail to realize expected insurance recoveries, or experience delays in receiving material amounts from our insurers, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

Some of our subsidiaries in the United Kingdom have received claims alleging personal injury arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. We expect these subsidiaries to be named as defendants in additional suits and claims brought in the future. To date, insurance policies have provided coverage for substantially all of the costs incurred in connection with resolving asbestos claims in the United Kingdom. In our consolidated balance sheet as of December 26, 2008, we have recorded U.K. asbestos-related insurance recoveries equal to the U.K. asbestos-related liabilities, which are comprised of an estimated liability relating to open (outstanding) claims and an estimated liability relating to future unasserted claims through fiscal year 2023. Our ability to continue to recover under these insurance policies is dependent upon, among other things, the timing and amount of asbestos claims that may be made in the future, the financial solvency of our insurers and the amount that may be paid to resolve the claims. These factors could significantly limit our insurance recoveries, which could materially adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Our Liquidity and Capital Resources

We require cash repatriations from our non-U.S. subsidiaries to meet our U.S. cash needs related to our asbestos-related and other liabilities and corporate overhead expenses. Our ability to repatriate funds from our non-U.S. subsidiaries is limited by a number of factors.

As a holding company, we are dependent on cash inflows from our subsidiaries in order to fund our asbestos-related and other liabilities and corporate overhead expenses. To the extent that our U.S. subsidiaries do not generate enough cash flows to cover our holding company payments and expenses, we are dependent on cash repatriations from our non-U.S. subsidiaries. There can be no assurance that the forecasted non-U.S. cash repatriation will occur as our non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, to comply with covenants and for other general corporate purposes. The repatriation of funds may also subject those funds to taxation. The inability to repatriate cash could negatively impact our business, financial condition, results of operations and cash flows.

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

We may have significant working capital requirements, which could negatively impact our business, financial condition, and cash flows.

In some cases, we may require significant amounts of working capital to finance the purchase of materials and in the performance of engineering, construction and other work on certain of our projects before we receive payment from our customers. In some cases, we are contractually obligated to our customers to fund working capital on our projects. Increases in working capital requirements could negatively impact our business, financial condition and cash flows. In addition, we may invest some of our cash in longer-term investment opportunities, including, as described below, the acquisition of other entities or operations, the reduction of certain liabilities such as unfunded pension liabilities and/or repurchases of our outstanding registered shares. To the extent we use cash for such other purposes, the amount of cash available for the working capital needs described above would be reduced.

We may invest in longer-term investment opportunities, such as the acquisition of other entities or operations in the engineering and construction industry or power industry. Acquisitions of other entities or operations have risks that could materially adversely affect our business, financial condition, results of operations and cash flows.

In 2008, we completed two acquisitions and have been exploring other possible acquisitions within the engineering and construction industry to strategically complement or expand on our technical capabilities or access to new market segments. We have also been exploring possible acquisitions within the power industry to complement our product offering. The acquisition of companies and assets in the engineering and construction and power industries is subject to substantial risks, including the failure to identify material problems during due diligence, the risk of over-paying for assets and the inability to arrange financing for an acquisition as may be required or desired. Further, the integration and consolidation of acquisitions requires substantial human, financial and other resources including management time and attention, and ultimately, our acquisitions may not be successfully integrated and our resources may be diverted. There can be no assurances that we will consummate any such future acquisitions, that any acquisitions we make will perform as expected or that the returns from such acquisitions will support the investment required to acquire them or the capital expenditures needed to develop them.

Risk Factors Related to Our Financial Reporting and Corporate Governance

If we have a material weakness in our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

Although we had no material weaknesses as of December 26, 2008, we have reported material weaknesses in our internal control over financial reporting in the past. There can be no assurance that we will avoid a material weakness in the future. If we have another material weakness in our internal control over financial reporting in the future, it could adversely impact our ability to report our financial results in a timely and accurate manner.

Our use of the percentage-of-completion accounting method could result in a reduction or elimination of previously reported profits.

A substantial portion of our revenues is recognized using the percentage-of-completion method of accounting. Under this method of accounting, the earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Revisions to estimated revenues and estimated costs can and do result in changes to revenues, costs and profits. For further information on our revenue recognition methodology, please refer to Note 1, “Summary of Significant Accounting Policies — Revenue Recognition on Long-Term Contracts,” to the consolidated financial statements in this annual report on Form 10-K.

Registered holders who acquired our shares after the Redomestication must apply for enrollment in our share register as shareholders with voting rights in order to have voting rights; we may deny such registration under certain circumstances.

To be able to exercise voting rights, registered holders of our shares who acquired our shares after the Redomestication must apply to us for enrollment in our share register as shareholders with voting rights. Our board of directors may refuse to register holders of shares as shareholders with voting rights based on certain grounds. In particular, under our articles of association, no shareholder will be registered with voting rights for 10% or more of our share capital as recorded in the commercial register. Only shareholders that are registered as shareholders with voting rights on the relevant record date are permitted to participate in and vote at a general shareholders’ meeting. Registered holders who received our shares as a result of the Redomestication are registered as shareholders with voting rights and shareholders who hold in “street name” will be entitled to participate in and vote at a general shareholders’ meeting as a result of holding their shares through Cede & Co.

There are provisions in our articles of association that may reduce the voting rights of our registered shares.

Our articles of association generally provide that shareholders have one vote for each registered share held by them and are entitled to vote at all meetings of shareholders. However, our articles of association provide that shareholders whose “controlled shares” (as defined in the articles of association) represent 10% or more of our total voting shares are limited to voting one vote less than 10% of the total voting rights of our share capital as registered with the commercial register. This provision is intended to prevent the possibility of our company becoming a controlled foreign corporation for U.S. federal income tax purposes, which could have certain adverse U.S. federal income tax consequences to U.S. persons who own (directly, indirectly or under applicable constructive ownership rules) 10% or more of our voting shares. It may also have an anti-takeover effect by making it more difficult for a third party to acquire us without the consent of our board of directors.

Following the Redomestication, as a result of the higher par value of our shares, we have less flexibility than we had prior to the Redomestication with respect to certain aspects of capital management.

The par value of our shares is CHF 3.00 per share. The par value of Foster Wheeler Ltd.’s common shares was $0.01 per share. Under Swiss law, we may not issue our shares below par value. As of February 13, 2009, the closing price of our registered shares on the NASDAQ Global Select Market was $22.75, and CHF 3.00 was equivalent to approximately $2.58 based on a foreign exchange rate of CHF 1.1617 to $1.00 on such date. In the event we need to raise common equity capital at a time when the trading price of our shares is below the par value of the shares, we will be unable to issue shares. In addition, we will not be able to issue options under our various compensation and benefits plans with an exercise price below the par value, which would limit the flexibility of our compensation arrangements.

Following the Redomestication, as a result of increased shareholder approval requirements, we have less flexibility than we had before the Redomestication with respect to certain aspects of capital management.

Under Bermuda law, Foster Wheeler Ltd.’s directors were able to issue, without shareholder approval, any common shares authorized in Foster Wheeler Ltd.’s memorandum of association that were not issued or reserved. Bermuda law also provides the board of directors with substantial flexibility in establishing the terms of preferred shares. In addition, Foster Wheeler Ltd.’s board of directors had the right, subject to statutory limitations, to declare and pay dividends on Foster Wheeler Ltd.’s common shares without a shareholder vote. Swiss law allows our shareholders to authorize share capital that can be issued by the board of directors without shareholder approval, but our authorization is limited to CHF 189,623,871 divided into 63,207,957 registered shares with a par value of CHF 3.00 per share and must be renewed by the shareholders every two years. Additionally, subject to specified exceptions, including the exceptions described in our articles of association, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares and other securities. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares. For example, while the board of directors of Foster Wheeler Ltd. could authorize the issuance of preferred stock without shareholder approval, we may not issue preferred stock without the approval of 66 2/3% of the votes cast and a majority of the par value of the registered shares represented at a general meeting of our shareholders. Swiss law also reserves for approval by shareholders many corporate actions over which Foster Wheeler Ltd.’s board of directors had authority. For example, dividends must be approved by shareholders. While we do not believe that the differences between Bermuda law and Swiss law relating to our capital management will have an adverse effect on us, we cannot assure you that situations will not arise where such flexibility would have provided substantial benefits to our shareholders.

We are required to declare dividends in Swiss francs and any currency fluctuations between the U.S. dollar and Swiss francs will affect the dollar value of the dividends we pay.

Under Swiss corporate law, we are required to declare dividends, including distributions through a reduction in par value, in Swiss francs. Dividend payments will be made by our transfer agent in U.S. dollars converted at the applicable exchange rate shortly before the payment date. As a result, shareholders will be exposed to fluctuations in the exchange rate between the date used for purposes of calculating the CHF amount of any proposed dividend or par value reduction and the relevant payment date, which will not be shorter than two months and could be as long as a year.

We may not be able to make distributions or repurchase shares without subjecting our shareholders to Swiss withholding tax.

If we are not successful in our efforts to make distributions, if any, through a reduction of par value or, based on current legislation, after January 1, 2011, pay dividends, if any, out of qualifying additional paid-in capital, then any dividends paid by us will generally be subject to a Swiss federal withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, which we refer to as the “U.S.-Swiss Treaty,” may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting stock, or for a full refund in case of qualified pension funds). Payment of a capital distribution in the form of a par value reduction is not subject to Swiss withholding tax. However, there can be no assurance that our shareholders will approve a reduction in par value, that we will be able to meet the other legal requirements for a reduction in par value, or that Swiss withholding rules will not be changed in the future. In addition, over the long term, the amount of par value available for us to use for par value reductions will be limited. If we are unable to make a distribution through a reduction in par value or, based on current legislation, after January 1, 2011, pay a dividend out of qualifying additional paid-in capital, we may not be able to make distributions without subjecting our shareholders to Swiss withholding taxes.

We have anti-takeover provisions in our articles of association that may discourage a change of control.

Our articles of association contain provisions that could make it more difficult for a third-party to acquire us without the consent of our board of directors. These provisions provide for:

•	The board of directors to be divided into three classes serving staggered three-year terms. In addition, directors may be removed from office, by the affirmative vote of the holders of two-thirds of the issued shares generally entitled to vote. These provisions of our articles of association may delay or limit the ability of a shareholder to obtain majority representation on the board of directors.

•	Limiting the voting rights of shareholders whose “controlled shares” (as defined in the articles of association) represent 10% or more of our total voting shares to one vote less than 10% of the total voting rights of our share capital as registered with the Swiss commercial register.

These provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

We are a Swiss company and it may be difficult for you to enforce judgments against us or our directors and executive officers.

Foster Wheeler AG is a Swiss corporation. As a result, the rights of our shareholders are governed by Swiss law and by our articles of association and organizational regulations. The rights of shareholders under Swiss law may differ from the rights of shareholders of companies of other jurisdictions. A substantial portion of our assets are located outside the United States. It may be difficult for investors to enforce in the United States judgments obtained in U.S. courts against us or our directors based on the civil liability provisions of the U.S. securities laws. Uncertainty exists as to whether courts in Switzerland will enforce judgments obtained in other jurisdictions, including in the United States, under the securities laws of those jurisdictions or entertain actions in Switzerland under the securities laws of other jurisdictions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table provides the name of each subsidiary that owns or leases materially important physical properties, along with the location and general use of each of our properties as of December 26, 2008, and the business segment in which each property is grouped. All or part of the listed properties may be leased or subleased to other affiliates. All properties are in good condition and adequate for their intended use.

Company (Business Segment*)			Building		Lease
and Location	Use	Land Area	Square Feet		Expires(1)

Foster Wheeler Realty Services, Inc. (C&F)
Union Township, New Jersey	Investment in undeveloped land	203.8 acres	—		—
Union Township, New Jersey	General office & engineering	29.4 acres	294,000		2022
Union Township, New Jersey	Storage and reproduction facilities	10.8 acres	30,400		—
Livingston, New Jersey	Research center	6.7 acres	51,355		—

Foster Wheeler Asia Pacific Pte. Ltd. (E&C)
Singapore	Office & engineering	—	22,873		2009
Singapore	Office & engineering	—	80,039		2010

Foster Wheeler Bengal Private Limited (E&C)
Kolkata, India	Office & engineering	—	29,204		2017

Foster Wheeler Bimas Birlesik Insaat ve Muhendislik A.S. (E&C)
Istanbul, Turkey	Office & engineering	—	25,833		2010

Foster Wheeler Chile, S.A. (E&C)
Santiago, Chile	Office & engineering	—	16,071		2011

Foster Wheeler France S.A. (E&C)
Paris, France	Office & engineering	—	18,008		2011
Paris, France	Office & engineering	—	64,584		2013
Paris, France	Warehouse	—	12,109		2013
Provence, France	Office & engineering	—	11,517		2011

Foster Wheeler India Private Limited (E&C)
Chennai, India	Office & engineering	—	9,681		2010
Chennai, India	Office & engineering	—	81,624		2011
Chennai, India	Office & engineering	—	9,854		2012
Chennai, India	Office & engineering	—	9,854		2017
Kolkata, India	Office & engineering	—	39,893		2015
Kolkata, India	Office & engineering	—	35,014		2016

Foster Wheeler International Corporation -Thailand Branch (E&C)
Sriracha, Thailand	Office & engineering	—	121,299		2009

Foster Wheeler Italiana S.p.A. (E&C)
Milan, Italy	Office & engineering	—	152,764		2011
Milan, Italy	Office & engineering	—	10,764		2012
Milan, Italy	Office & engineering	—	121,870	(2)	2014

Foster Wheeler Limited (England) (E&C)
Glasgow, Scotland	Office & engineering	2.3 acres	28,798	(2)	—
Reading, England	Office & engineering	—	76,711		2011
Reading, England	Office & engineering	14.0 acres	395,521		2024
Reading, England	Investment in undeveloped land	12.0 acres	—		—
Teesside, England	Office & engineering	—	18,001		2014

Foster Wheeler South Africa (PTY) Limited (E&C)
Midrand, South Africa	Office & engineering	—	55,294		2011

Company (Business Segment*)			Building		Lease
and Location	Use	Land Area	Square Feet		Expires(1)

Foster Wheeler USA Corporation (E&C)
Houston, Texas	Office & engineering	—	74,025		2009
Houston, Texas	Office & engineering	—	332,000		2018
McGregor, Texas	Storage facilities	15.0 acres	24,000		—

Foster Wheeler Iberia, S.A. (E&C and GPG)
Madrid, Spain	Office & engineering	5.5 acres	110,000		2015

Foster Wheeler International Engineering & Consulting (Shanghai) Company Limited (E&C and GPG)
Shanghai, China	Office & engineering	—	50,490		2009
Shanghai, China	Office & engineering	—	23,924		2010

Foster Wheeler Energi Aktiebolag (GPG)
Norrkoping, Sweden	Manufacturing & office	—	38,029		2014

Foster Wheeler Energia Oy (GPG)
Varkaus, Finland	Manufacturing & office	22.2 acres	366,716		—
Varkaus, Finland	Office & engineering	—	100,750		2031
Espoo, Finland	Office & engineering	—	14,639		2011

Foster Wheeler Energia Polska Sp. z o.o. (GPG)
Sosnowiec, Poland	Office & engineering	—	25,629			(5)

Foster Wheeler Energia, S.A. (GPG)
Tarragona, Spain	Manufacturing & office	25.6 acres	77,794		—

Foster Wheeler Energy FAKOP Sp. z o.o. (GPG)
Sosnowiec, Poland	Manufacturing & office	19.5 acres	293,058	(3)	2089

Foster Wheeler International Trading (Shanghai) Company Limited (GPG)
Shanghai, China	Office & engineering	—	21,031		2010

Foster Wheeler Power Machinery Company Limited (GPG)
Xinhui, Guangdong, China	Manufacturing	2.6 acres	—			(5)
Xinhui, Guangdong, China	Manufacturing	3.2 acres	—		2012
Xinhui, Guangdong, China	Storage	—	54,412		2009
Xinhui, Guangdong, China	Manufacturing & office	29.2 acres	362,257	(4)	2045

Foster Wheeler Power Systems, Inc. (GPG)
Camden, New Jersey	Waste-to-energy plant	18.0 acres	—		2015
Talcahuano, Chile	Cogeneration plant-facility site	21.0 acres	—		2035
Martinez, California	Cogeneration plant	6.4 acres	—		2020

Foster Wheeler Pyropower, Inc. (GPG)
Ridgecrest, California	Office & storage facilities	—	10,000			(6)

Foster Wheeler Service (Thailand) Limited (GPG)
Rayong, Thailand	Manufacturing & office	3.15 acres	41,915		2017

* Designation of Business Segments:	E&C - Global Engineering & Construction Group
GPG - Global Power Group
C&F - Corporate & Finance Group

(1)	Represents leases in which Foster Wheeler is the lessee. Properties for which a lease expiration is not indicated are owned.

(2)	Portion or entire facility leased or subleased to third parties.

(3)	53% ownership interest.

(4)	52% ownership interest.

(5)	Lease facilities on a month-to-month basis with no contractual termination date.

(6)	Foster Wheeler Pyropower, Inc. provided notice to terminate the lease in February 2009.

ITEM 3.	LEGAL PROCEEDINGS

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

No matters were submitted to a vote of our security holders during the quarter ended December 26, 2008.

At a special court-ordered meeting of common shareholders held on January 27, 2009, the common shareholders of Foster Wheeler Ltd. approved a scheme of arrangement under Bermuda law, which is described in Item 1, “Business — The Redomestication,” as well as a related proposal to adjourn the meeting to a later date had there been insufficient votes to approve the scheme of arrangement. The voting results of the special court-ordered meeting of common shareholders were as follows:

				Broker
	For	Against	Abstentions	Non-Votes

Approval of scheme of arrangement
— Number of shareholders casting votes	904	128	44	0
— Number of shares cast	79,315,915	667,631	388,638	0
Approval of motion to adjourn	70,777,260	9,228,222	366,702	0

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As a result of the Redomestication described in Item 1, “Business — The Redomestication,” on February 9, 2009 Foster Wheeler AG became the parent company of our group of companies and its registered shares were listed on the NASDAQ Global Select Market under the symbol “FWLT,” the same symbol under which Foster Wheeler Ltd. common shares were previously listed. The share information below relates to sales prices of Foster Wheeler Ltd. common shares prior to the Redomestication.

On January 8, 2008, the shareholders of Foster Wheeler Ltd. approved an increase in its authorized share capital at a shareholders meeting which was necessary in order to effect a two-for-one stock split of Foster Wheeler Ltd.’s common shares in the form of a stock dividend to Foster Wheeler Ltd.’s common shareholders in the ratio of one additional Foster Wheeler Ltd. common share in respect of each common share outstanding. As a result of these capital alterations, all references to common share prices, share capital, the number of shares, stock options, restricted awards, per share amounts, cash dividends, and any other reference to shares in this annual report on Form 10-K, unless otherwise noted, have been adjusted to reflect the stock split on a retroactive basis.

On November 29, 2004, the Foster Wheeler Ltd. shareholders approved a series of capital alterations including the consolidation of Foster Wheeler Ltd.’s authorized common share capital at a ratio of one-for-twenty and a reduction in the par value of Foster Wheeler Ltd.’s common shares and preferred shares. As a result of these capital alterations, all references to common share prices, share capital, the number of shares, stock options, restricted awards, per share amounts, cash dividends, and any other reference to shares in this annual report on Form 10-K, unless otherwise noted, have been adjusted to reflect such capital alterations on a retroactive basis.

The following chart lists the quarterly high and low sales prices of Foster Wheeler Ltd.’s common shares on the NASDAQ Global Select Market during our fiscal years 2008 and 2007.

	Fiscal Quarters Ended
	March 28,	June 27,	September 26,	December 26,
	2008	2008	2008	2008

Common share prices:
High	$85.65	$79.97	$75.00	$36.57
Low	$46.05	$55.86	$33.10	$13.86

	Fiscal Quarters Ended
	March 30,	June 29,	September 28,	December 28,
	2007	2007	2007	2007

Common share prices:
High	$29.80	$55.19	$68.40	$84.24
Low	$23.25	$28.97	$42.17	$63.24

We had 2,858 shareholders of record and 126,416,237 registered shares outstanding as of February 13, 2009.

We have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends. Our current domestic senior credit agreement contains limitations on our ability to pay cash dividends.

Performance Graph

The stock performance graph below shows how an initial investment of $100 in the common shares of Foster Wheeler Ltd. would have compared over a five-year period with an equal investment in (1) the S&P 500 Index and (2) industry peer group index that consists of several peer companies (referred to as the “Peer Group”) as defined below.

Comparision of Cumulative Total Return

In the preparation of the line graph, we used the following assumptions: (i) $100 was invested in each of the common shares of Foster Wheeler Ltd., the S&P 500 Index and the Peer Group on December 26, 2003, (ii) dividends, if any, were reinvested, and (iii) the investments were weighted on the basis of market capitalization.

	Fiscal Years Ended
	December 26,	December 31,	December 30,	December 29,	December 28,	December 26,
	2003	2004	2005	2006	2007	2008

Foster Wheeler Ltd.	$100.00	$70.85	$164.20	$246.16	$697.63	$209.29
S&P 500 Index	100.00	112.50	118.03	136.67	145.18	87.77
Peer Group(1)	100.00	129.64	198.21	241.70	487.76	177.87

(1)	The following companies comprise the Peer Group: Chicago Bridge & Iron Company N.V., Fluor Corporation, Jacobs Engineering Group Inc., KBR, Inc., McDermott International, Inc. and Shaw Group, Inc. The Peer Group consists of companies that were compiled by us for benchmarking the performance of our common shares.

Recent Sales of Unregistered Securities

Foster Wheeler AG was incorporated in Switzerland as a wholly-owned subsidiary of Foster Wheeler Ltd. on November 25, 2008. In connection with the incorporation, Foster Wheeler Ltd. purchased 33,334 registered shares, par value CHF 3.00 per share, of Foster Wheeler AG on such date for an aggregate purchase price of CHF 100,002 (approximately $82,373.95 at the exchange rate in effect as of November 25, 2008). No underwriting commissions or discounts were paid with respect to the sale of these shares. The sale was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

Issuer Purchases of Equity Securities (amounts in thousands of dollars, except share data and per share amounts)

On September 12, 2008, we announced a share repurchase program pursuant to which we were authorized to repurchase up to $750,000 of the outstanding common shares of Foster Wheeler Ltd. Prior to the completion of the Redomestication, Foster Wheeler Ltd., as sole shareholder of Foster Wheeler AG, approved a share repurchase program pursuant to which Foster Wheeler AG is authorized to repurchase up to $264,773 of its outstanding registered shares and designate the repurchased shares for cancellation. The amount authorized for repurchase of registered shares under the Foster Wheeler AG program is equal to the amount that remained available for repurchases under the Foster Wheeler Ltd. program as of February 9, 2009, the date of the completion of the Redomestication. The Foster Wheeler AG program replaces the Foster Wheeler Ltd. program, and no further repurchases will be made under the Foster Wheeler Ltd. program. The following table provides information with respect to common share purchases during the fiscal fourth quarter of 2008.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Fiscal Month	Shares Purchased(1)	per Share	Programs	Programs

September 27, 2008 through October 24, 2008	9,233,394	$31.19	9,233,394
October 25, 2008 through November 21, 2008	—	—	—
November 22, 2008 through December 26, 2008	7,579,577	19.43	7,579,577

Total	16,812,971	$25.89	16,812,971(2)	$264,773

(1)	During the fiscal fourth quarter of 2008, we repurchased an aggregate of 16,812,971 common shares of Foster Wheeler Ltd. in open market transactions pursuant to the repurchase program that was publicly announced on September 12, 2008 and which authorizes us to repurchase up to $750,000 of our outstanding common shares. The Foster Wheeler AG repurchase program, which replaced the Foster Wheeler Ltd. program as of February 9, 2009 (as described above), has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any Foster Wheeler Ltd. common shares other than through our publicly announced repurchase program.

(2)	As of December 26, 2008, an aggregate of 18,098,519 shares were purchased for a total of $485,227 since the inception of the repurchase program announced on September 12, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

FOSTER WHEELER LTD.
COMPARATIVE FINANCIAL STATISTICS
(amounts in thousands of dollars, except share data and per share amounts)

	Fiscal Years Ended
	December 26,		December 28,		December 29,	December 30,		December 31,
	2008		2007		2006	2005		2004

Statement of Operations Data:
Operating revenues	$6,854,290		$5,107,243		$3,495,048	$2,199,955		$2,661,324
Income/(loss) before income taxes	623,648	(1)	530,294	(3)	343,693 (4)	(70,181	)(5)	(232,172	)(6)
Provision for income taxes	(97,028	)(2)	(136,420)		(81,709)	(39,568)		(53,122)

Net income/(loss)	$526,620		$393,874		$261,984	$(109,749)		$(285,294)

Earnings/(loss) per common share:(7)
Basic	$3.73		$2.78		$1.82(8)	$(1.18)		$(28.92)
Diluted	$3.68		$2.72		$1.72(8)	$(1.18)		$(28.92)
Shares outstanding:(7)
Weighted-average number of common shares outstanding for basic earnings/(loss) per common share	141,149,590		141,661,046		132,996,384	93,140,176		9,864,740
Effect of dilutive securities	1,954,440		3,087,176		8,221,592	*		*

Weighted-average number of common shares outstanding for diluted earnings/(loss) per common share	143,104,030		144,748,222		141,217,976	93,140,176		9,864,740

	As of
	December 26,	December 28,	December 29,	December 30,	December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Current assets	$1,790,186	$2,044,383	$1,389,628	$851,523	$1,039,458
Current liabilities	1,488,614	1,523,773	1,247,603	997,564	1,251,581
Working capital	301,572	520,610	142,025	(146,041)	(212,123)
Land, buildings and equipment, net	383,209	337,485	302,488	258,672	280,305
Total assets	3,011,254	3,248,988	2,565,549	1,894,706	2,177,699
Long-term debt (including current installments)	217,364	205,346	202,969	315,412	570,073
Total temporary equity	7,586	2,728	983	—	—
Total shareholders’ equity/(deficit)	392,562	571,041	62,727	(341,158)	(525,565)

Other Data:
Unfilled orders (in terms of future revenues), end of year	$5,504,400	$9,420,400	$5,431,400	$3,692,300	$2,048,100
New orders booked (in terms of future revenues)	4,056,000	8,882,800	4,892,200	4,163,000	2,437,100

(1)	Includes in fiscal year 2008: a charge of $9,000 in our Global Power Group primarily for severance-related postemployment benefits in accordance with Statement of Financial Accounting Standards, or SFAS, 112, “Employers’ Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43”; and a net charge of $6,600 on the revaluation of our asbestos liability and related asset resulting primarily from increased asbestos defense costs projected through year-end 2023 of $42,700, partially offset by gains of $36,100 on the settlement of coverage litigation with certain insurance carriers.

(2)	Includes in fiscal year 2008: a benefit of $24,100 related to the net impact of deferred tax valuation allowance adjustments at two of our non-U.S. subsidiaries.

(3)	Includes in fiscal year 2007: gains of $13,500 on the settlement of coverage litigation with certain asbestos insurance carriers; and a charge of $7,400 on the revaluation of our asbestos liability and related asset resulting primarily from increased asbestos defense costs projected through year-end 2022 and from our rolling 15 year asbestos liability estimate.

(4)	Includes in fiscal year 2006: net asbestos-related gains of $115,700 primarily from the settlement of coverage litigation with certain asbestos insurance carriers; a charge of $15,600 on the revaluation of our asbestos liability and related asset resulting primarily from increased asbestos defense costs projected through year-end 2021 and from our rolling 15 year asbestos liability estimate; an aggregate charge of $15,000 in conjunction with the voluntary termination of our prior domestic senior credit agreement; and a net charge of $12,500 in conjunction with the debt reduction initiatives completed in April and May 2006.

(5)	Includes in fiscal year 2005: a charge of $113,700 on the revaluation of our asbestos liability and related asset; credit agreement costs associated with our prior domestic senior credit facility of $3,500; and an aggregate charge of $58,300 recorded in conjunction with the exchange offers for our trust preferred securities and our senior notes due 2011, which we refer to as our 2011 senior notes.

(6)	Includes in fiscal year 2004: a gain of $19,200 on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe; a loss of $3,300 on the sale of 10% of our equity interest in a waste-to-energy project in Italy; a charge of $75,800 on the revaluation of asbestos related asset as a result of an adverse court decision in asbestos coverage allocation litigation; a net gain of $15,200 on the settlement of coverage litigation with certain asbestos insurance carriers; restructuring and credit agreement costs of $17,200; a net charge of $175,100 recorded in conjunction with the 2004 equity-for-debt exchange; and charges for severance cost of $5,700.

(7)	Amounts give retroactive effect to the two-for-one stock split that was effective January 22, 2008 and the one-for-twenty reverse stock split that was effective November 29, 2004.

(8)	As described further in Note 13 to the consolidated financial statements in this annual report on Form 10-K, we completed two common share purchase warrant offer transactions in January 2006. The fair value of the additional shares issued as part of the warrant offer transactions reduced net income attributable to our common shareholders when calculating earnings/(loss) per common share. The fair value of the additional shares issued was $19,445.

*	The impact of potentially dilutive securities such as outstanding stock options, warrants to purchase common shares, and the non-vested portion of restricted common shares and restricted common share units were not included in the calculation of diluted loss per common share in loss periods due to their antidilutive effect.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars, except share data and per share amounts)

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and results of operations for the periods indicated below. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included in this annual report on Form 10-K.

Safe Harbor Statement

This management’s discussion and analysis of financial condition and results of operations, other sections of this annual report on Form 10-K and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler AG and the various industries within which we operate. These include statements regarding our expectations about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims, and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described under Item 1A, “Risk Factors” and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

•	benefits, effects or results of our redomestication;

•	changes in the rate of economic growth in the United States and other major international economies;

•	changes in investment by the oil and gas, oil refining, chemical/petrochemical and power industries;

•	changes in the financial condition of our customers;

•	changes in regulatory environments;

•	changes in project design or schedules;

•	contract cancellations;

•	changes in our estimates of costs to complete projects;

•	changes in trade, monetary and fiscal policies worldwide;

•	compliance with laws and regulations relating to our global operations;

•	currency fluctuations;

•	war and/or terrorist attacks on facilities either owned by us or where equipment or services are or may be provided by us;

•	interruptions to shipping lanes or other methods of transit;

•	outcomes of pending and future litigation, including litigation regarding our liability for damages and insurance coverage for asbestos exposure;

•	protection and validity of our patents and other intellectual property rights;

•	increasing competition by non-U.S. and U.S. companies;

•	compliance with our debt covenants;

•	recoverability of claims against our customers and others by us and claims by third parties against us; and

•	changes in estimates used in our critical accounting policies.

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

Since fiscal year 2007, we have been exploring acquisitions within the engineering and construction industry to strategically complement or expand on our technical capabilities or access to new market segments. During fiscal year 2008, we acquired a U.S.-based biopharmaceutical engineering company as part of our strategy to enhance our positioning in the pharmaceutical marketplace, especially in the U.S., and we acquired the majority of the assets and work force of an engineering design company, with an engineering center in Kolkata, India, which provides engineering services to the petrochemical, refining, upstream oil and gas and power industries. We are also exploring acquisitions within the power industry to complement our product offering. However, there is no assurance that we will consummate acquisitions in the future.

Subsequent to the fiscal year ended December 26, 2008, at a special court-ordered meeting of common shareholders held on January 27, 2009, the common shareholders of Foster Wheeler Ltd. approved a scheme of arrangement under Bermuda law. On February 9, 2009, after receipt of the approval of the scheme of arrangement by the Supreme Court of Bermuda and the satisfaction of certain other conditions, the transactions contemplated by the scheme of arrangement were effected. Pursuant to the scheme of arrangement, among other things, all previously outstanding whole common shares of Foster Wheeler Ltd. were cancelled and the common shareholders of Foster Wheeler Ltd. became common shareholders of Foster Wheeler AG, and Foster Wheeler Ltd. became a wholly-owned subsidiary of Foster Wheeler AG, a holding company that owns the stock of its various subsidiary companies. The steps of the scheme of arrangement together with certain related transactions, which are collectively referred to as the “Redomestication,” effectively changed our place of incorporation from Bermuda to the Canton of Zug, Switzerland. Please refer to Item 1, “Business — Redomestication,” and to Note 21 to the consolidated financial statements in this annual report on Form 10-K for further information related to the Redomestication including summary pro forma financial information as of December 26, 2008.

Fiscal Year 2008 Results

We earned record net income in fiscal year 2008, driven primarily by strong operating performance from both our Global E&C Group and our Global Power Group. During fiscal year 2008, we reported net income of

$526,600 compared to net income of $393,900 in fiscal year 2007. The increase in net income in fiscal year 2008, compared to fiscal year 2007, resulted primarily from the following:

•	Increased contract profit of $151,300 mainly driven by the increased volume of operating revenues, excluding flow-through revenues which do not impact contract profit. See “— Results of Operations-Operating Revenues” below for a more detailed discussion of flow-through revenues. Additionally, the contract profit increase included the net impact of the following:

•	A $7,500 commitment fee received in fiscal year 2008 for a contract that our Global Power Group was not awarded.

•	The net impact to contract profit for charges of $6,700 and $30,000 in fiscal years 2008 and 2007, respectively, on a legacy project in our Global Power Group. Please refer to Note 19 to the consolidated financial statements in this annual report on Form 10-K for further information on this legacy project.

•	A $9,600 increase in fiscal year 2007 for the contract profit portion of the favorable resolution of project claims, described below.

•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate fourteen-percentage point reduction in the effective tax rate for fiscal year 2008.

•	A net valuation allowance decrease consisting primarily of a reversal of our valuation allowance on deferred tax assets in one of our non-U.S. subsidiaries and a decrease in our valuation allowance because we recognized earnings in jurisdictions where we continue to maintain a full valuation allowance partially offset by the establishment of a valuation allowance on deferred tax assets in another of our non-U.S. subsidiaries. Total changes in our valuation allowance contributed to an approximate six-percentage point reduction in the effective tax rate for fiscal year 2008.

These increases were partially offset by the following:

•	A net asbestos-related provision of $6,600 in our C&F Group in fiscal year 2008 on the revaluation of our asbestos liability and related asset resulting primarily from increased asbestos defense costs projected through year-end 2023 of $42,700 offset by gains of $36,100 on the settlement of coverage litigation with certain insurance carriers.

•	A charge of $9,000 in our Global Power Group primarily for severance-related postemployment benefits in accordance with Statement of Financial Accounting Standards, or SFAS, No. 112, “Employers’ Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43.” The severance charge results from our efforts to right-size our power business to match anticipated market conditions in fiscal year 2009. The $9,000 charge decreased contract profit by $6,600, increased selling, general and administrative expenses by $2,100 and increased other deductions, net by $300.

•	An increase in selling, general and administrative expenses of $37,600 in fiscal year 2008, compared to fiscal year 2007, inclusive of $2,100 of severance-related charges described above.

•	A net asbestos-related gain of $6,100 in our C&F Group in fiscal year 2007, related to gains of $13,500 on the settlement of coverage litigation with certain asbestos insurance carriers and a charge of $7,400 on the revaluation of our asbestos liability and related asset.

•	A $14,400 gain in our Global Power Group related to favorable resolution of project claims in fiscal year 2007. The $14,400 gain increased contract profit by $9,600 and interest income by $4,000 and reduced other deductions, net by $800.

Additional highlights included the following:

•	Our consolidated operating revenues increased 34% to $6,854,300 in fiscal year 2008, as compared to $5,107,200 in fiscal year 2007. The increase in operating revenues in fiscal year 2008 reflects increased flow-through revenues of $1,376,400 and greater business activity in both our Global E&C Group and our Global Power Group.

•	We generated net cash from operating activities of $428,900.

•	Our consolidated new orders, measured in terms of future revenues, were $4,056,000 in fiscal year 2008, as compared to $8,882,800 in fiscal year 2007.

•	Our consolidated backlog of unfilled orders, measured in future revenues, as of December 26, 2008 was $5,504,400, as compared to $9,420,400 as of December 28, 2007.

•	Our consolidated backlog, measured in terms of Foster Wheeler scope (as defined in the section entitled “— Backlog and New Orders” within this Item 7), as of December 26, 2008 was $2,539,300, as compared to $3,294,600 as of December 28, 2007.

Challenges and Drivers

Our primary operating focus continues to be booking quality new business and executing our contracts well. The global markets in which we operate are largely dependent on overall economic growth and the resultant demand for oil and gas, electric power, petrochemicals and refined products.

In our Global E&C business, long-term demand is forecasted to be strong for the end products produced by our clients, and is expected to continue to stimulate investment by our clients in new and expanded plants. Therefore, attracting and retaining qualified technical personnel to execute the existing backlog of unfilled orders and future bookings will continue to be a management priority. Equally important is ensuring that we maintain an appropriate management infrastructure to integrate and manage the technical personnel. We believe the primary drivers and constraints in our Global E&C market are: global economic growth, our clients’ long-term view of oil and natural gas prices and end product demand, and scope and timing of client investments. See “— Results of Operations-Business Segments-Global E&C Group-Overview of Segment” below for an additional discussion of the challenges and drivers that impact our Global E&C Group, including our view of the current global economic outlook.

In our Global Power Group business, we believe the primary drivers and constraints in the global steam generator market are: economic growth, power plant price inflation, concern related to greenhouse gas emissions, entry into new geographic markets, impact of environmental regulation, and capacity constraints of electricity markets. These drivers differ across world regions, countries and provinces. See “— Results of Operations-Business Segments-Global Power Group-Overview of Segment” below for an additional discussion of the challenges and drivers that impact our Global Power Group, including our view of the current global economic outlook.

New Orders

The Global E&C Group’s new orders, measured in future revenues, decreased to $2,707,500 in fiscal year 2008, as compared to $6,874,600 in fiscal year 2007. These new orders are inclusive of estimated flow-through revenues, as defined below, of $604,600 and $4,723,800 for fiscal years 2008 and 2007, respectively.

The Global Power Group’s new orders decreased to $1,348,500 in fiscal year 2008, as compared to $2,008,200 in fiscal year 2007. Our new orders in fiscal year 2008 were impacted by the delays we have seen in some of the power markets that we serve.

The challenges and drivers for each of our Global E&C Group and our Global Power Group are discussed in more detail in the section entitled “— Business Segments,” within this Item 7.

Results of Operations:

Operating Revenues:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Amount	$6,854,290	$5,107,243	$3,495,048
$ Change	1,747,047	1,612,195
% Change	34.2%	46.1%

The composition of our operating revenues varies from period to period based on the portfolio of contracts in execution during any given period. Our operating revenues are therefore dependent on our portfolio of contracts, the strength of the various geographic markets and industries we serve and our ability to address those markets and industries.

The geographic dispersion of our consolidated operating revenues for fiscal years 2008, 2007 and 2006 based upon where the project is being executed, were as follows:

			2008 vs 2007			2007 vs 2006
	2008	2007	$ Change	% Change	2006	$ Change	% Change

Asia	$1,575,383	$964,006	$611,377	63%	$412,984	$551,022	133%
Australasia*	1,745,039	709,073	1,035,966	146%	616,700	92,373	15%
Europe	1,451,670	1,329,971	121,699	9%	997,440	332,531	33%
Middle East	858,592	1,006,287	(147,695)	(15)%	470,746	535,541	114%
North America	1,056,209	957,294	98,915	10%	876,655	80,639	9%
South America	167,397	140,612	26,785	19%	120,523	20,089	17%

Total	$6,854,290	$5,107,243	$1,747,047	34%	$3,495,048	$1,612,195	46%

*	Australasia primarily represents Australia, New Zealand, and the Pacific islands.

Fiscal Year 2008 vs. Fiscal Year 2007

The increase in operating revenues in fiscal year 2008, compared to fiscal year 2007, was driven by our Global E&C Group, which experienced an operating revenue increase of $1,466,000, representing 84% of the consolidated operating revenue increase. The operating revenue increase is the result of our Global E&C Group’s success in meeting the strong market demand in the oil and gas, petrochemical and refining industries that stimulated investment by our customers. In fiscal year 2008, our Global E&C Group operating revenues from these three industries increased by $1,622,500 while operating revenues from the other industries we serve declined by $156,500. Please refer to the section entitled “— Business Segments,” within this Item 7 for a discussion of our view of the outlook for the oil and gas, petrochemical and refining industries.

Our Global E&C Group’s operating revenues in fiscal year 2008 included $2,914,100 of flow-through revenues. Flow-through revenues increased by $1,377,000 from fiscal year 2007, representing 94% of the increase in our Global E&C Group’s operating revenues and 79% of the increase in consolidated operating revenues. Flow-through revenues and costs result when we purchase materials, equipment or third-party services on behalf of our customer on a reimbursable basis with no profit on the materials, equipment or third-party services and where we have the overall responsibility as the contractor for the engineering specifications and procurement or procurement services for the materials, equipment or third-party services included in flow through costs. Flow-through revenues and costs do not impact contract profit or net earnings.

Our Global Power Group, which predominantly serves the power generation industry, contributed $281,100, or 16%, to the increase in consolidated operating revenues in fiscal year 2008. The increase in operating revenues in our Global Power Group was primarily attributable to the execution of projects located in Europe, North America and South America.

Please refer to the section entitled “— Business Segments,” within this Item 7 for further information.

Fiscal Year 2007 vs. Fiscal Year 2006

The increase in operating revenues in fiscal year 2007, compared to fiscal year 2006, was driven by our Global E&C Group, which experienced an operating revenues increase of $1,462,200, representing 91% of the consolidated operating revenues increase. In fiscal year 2007, our Global E&C Group’s operating revenues increase was driven by the oil and gas, petrochemical and refining industries, the operating revenues from which increased by $1,554,400, while operating revenues from the other industries experienced a slight decline.

Our Global E&C Group’s operating revenues in fiscal year 2007 included $1,537,100 of flow-through revenues, an increase in flow-through revenues of $848,300 from fiscal year 2006, representing 58% of the increase in our Global E&C Group’s operating revenues and 53% of the increase in consolidated operating revenues.

Our Global Power Group contributed $150,000, or 9%, to the increase in consolidated operating revenues in fiscal year 2007. The increase in operating revenues in our Global Power Group was primarily attributable to the execution of projects located in Europe and Asia.

Contract Profit:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Amount	$895,646	$744,321	$507,787
$ Change	151,325	236,534
% Change	20.3%	46.6%

Contract profit is computed as operating revenues less cost of operating revenues. “Flow-through” amounts are recorded both as operating revenues and cost of operating revenues with no contract profit. Contract profit margins are computed as contract profit divided by operating revenues. Flow-through revenues reduce the contract profit margin calculation as they are included in operating revenues without any corresponding impact on contract profit. As a result, we analyze our contract profit margins excluding the impact of flow-through revenues as we believe that this is a more accurate measure of our operating performance.

Fiscal Year 2008 vs. Fiscal Year 2007

The increase in contract profit in fiscal year 2008, compared to fiscal year 2007, resulted primarily from the net impact of the following:

•	Our Global E&C Group experienced increased contract profit mainly driven by the increased volume of operating revenues. Additionally, our Global E&C Group experienced increased contract profit margins, excluding the impact on contract profit margins of flow-through revenues.

•	Our Global Power Group experienced increased volume of operating revenues and markedly increased contract profit margins in fiscal year 2008, as compared to fiscal year 2007, excluding the items noted below, which impacted contract profit of our Global Power Group.

•	A $7,500 increase in contract profit for a commitment fee received in fiscal year 2008 for a contract that our Global Power Group was not awarded.

•	A $6,600 decrease in contract profit for severance-related postemployment benefits in accordance with SFAS No. 112.

•	The net impact to contract profit for charges of $6,700 and $30,000 in fiscal years 2008 and 2007, respectively, on a legacy project in our Global Power Group. Please refer to Note 19 to the consolidated financial statements in this annual report on Form 10-K for further information.

•	A $9,600 increase in contract profit for a gain in fiscal year 2007 related to the favorable resolution of project claims in our Global Power Group.

Fiscal Year 2007 vs. Fiscal Year 2006

The increase in contract profit in fiscal year 2007, compared to fiscal year 2006, resulted primarily from the net impact of the following:

•	Our Global E&C Group experienced increased contract profit mainly driven by the increased volume of operating revenues. Additionally, our Global E&C Group experienced increased contract profit margins, excluding the impact on contract profit margins of flow-through revenues.

•	Our Global Power Group experienced increased volume of operating revenues and increased contract profit margins in fiscal year 2007, as compared to fiscal year 2006, excluding the items noted below, which impacted contract profit of our Global Power Group.

•	A $9,600 increase in contract profit for a gain in fiscal year 2007 related to the favorable resolution of project claims in our Global Power Group.

•	The net impact to contract profit for charges of $30,000 and $25,000 in fiscal years 2007 and 2006, respectively, on a legacy project in our Global Power Group. Please refer to Note 19 to the consolidated financial statements in this annual report on Form 10-K for further information.

Please refer to the section entitled “— Business Segments,” within this Item 7 for further information.

Selling, General and Administrative (SG&A) Expenses:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Amount	$283,883	$246,237	$225,330
$ Change	37,646	20,907
% Change	15.3%	9.3%

SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.

Fiscal Year 2008 vs. Fiscal Year 2007

The increase in SG&A expenses in fiscal year 2008, compared to fiscal year 2007, results from increases in sales pursuit costs of $17,200, general overhead costs of $17,700, research and development costs of $700 and severance-related postemployment benefits in accordance with SFAS No. 112 in our Global Power Group of $2,100. The increase in general overhead costs was primarily attributable to the increased volume of business in fiscal year 2008, which drove an increase in the number of non-technical support staff and related costs. The general overhead costs increase also includes charges related to the settlement of pension obligations for certain former employees of $900. Please refer to Note 8 to the consolidated financial statements included in this annual report on Form 10-K for further information.

Fiscal Year 2007 vs. Fiscal Year 2006

The increase in SG&A expenses in fiscal year 2007, compared to fiscal year 2006, results from increases in sales pursuit costs of $10,300, general overhead costs of $7,400 and research and development costs of $3,200. The increase in SG&A expenses in fiscal year 2007, compared to fiscal year 2006, was primarily attributable to the increased volume of business in fiscal year 2007, which drove an increase in the number of non-technical support staff and related costs.

Other Income, net:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Amount	$53,001	$61,410	$48,610
$ Change	(8,409)	12,800
% Change	(13.7)%	26.3%

Fiscal Year 2008

Other income, net in fiscal year 2008 consisted primarily of $33,400 in equity earnings generated from our ownership interests in build, own and operate projects in Italy and Chile (as described further in Note 5 to the consolidated financial statements in this annual report on Form 10-K), a $9,600 gain recognized at our Camden, New Jersey waste-to-energy facility from the State of New Jersey’s payment on the project’s debt and a $1,700 gain from an insurance settlement. Our share of equity earnings in certain of our projects in Italy were favorably impacted by $5,700, of which $3,400 related to reporting periods prior to fiscal year 2008, as a result of a regulatory ruling enacted during fiscal year 2008 that provides for reimbursement of costs associated with emission rights. Our share of equity earnings in certain of our projects in Italy were unfavorably impacted by $4,900, as a result of a change in tax rates as it relates to those projects. In addition, our share of equity earnings in our project in Chile increased by $1,600 due to an increase in electric tariff rates when compared to the fiscal year 2007 average electric tariff rates.

The decrease in other income, net in fiscal year 2008, compared to fiscal year 2007, primarily results from a $6,600 gain on a real estate investment in fiscal year 2007.

Fiscal Year 2007

Other income, net in fiscal year 2007 consisted primarily of $37,300 in equity earnings generated from our ownership interests, in build, own, and operate projects in Italy and Chile (as described further in Note 5 to the consolidated financial statements in this annual report on Form 10-K), a $6,600 gain on a real estate investment and a $9,400 gain recognized at our Camden, New Jersey waste-to-energy facility from the State of New Jersey’s payment on the project’s debt.

Fiscal Year 2006

Other income, net in fiscal year 2006 consisted primarily of $29,300 in equity earnings generated from our ownership interests, in build, own and operate projects in Italy and Chile (as described further in Note 5 to the consolidated financial statements in this annual report on Form 10-K), a $1,000 gain on the sale of a previously closed manufacturing facility in Dansville, New York and a $9,200 gain recognized at our Camden, New Jersey waste-to-energy facility from the State of New Jersey’s payment on the project’s debt. In the third quarter of 2006, the majority owners of certain of the Italian projects sold their interests to another third-party. Prior to this sale, our equity in the net earnings of these projects was reported on a pretax basis in other income, net and the associated taxes were reported in the provision for income taxes because we and the other partners elected pass-through taxation treatment of the projects under local law. As a direct result of the ownership change arising from the sale, the subject entities were precluded from electing pass-through taxation treatment. As a result, commencing in fiscal year 2006, our equity in the after-tax earnings of these projects is reported in other income, net. This change reduced other income, net and the provision for taxes by $8,600 in fiscal year 2006.

Other Deductions, net:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Amount	$54,382	$45,540	$45,453
$ Change	8,842	87
% Change	19.4%	0.2%

Fiscal Year 2008

Other deductions, net in fiscal year 2008 consisted primarily of $23,100 of legal fees, $16,500 of net foreign exchange losses, $4,300 of bank fees, a $4,200 provision for dispute resolution and environmental remediation costs, $1,500 of consulting fees and $1,400 of fees related to our Redomestication (see “— Overview” above for an additional discussion of our Redomestication), partially offset by a net $(2,400) reduction in tax penalties, which includes $(5,000) of previously accrued tax penalties which were ultimately not assessed. Net foreign exchange losses include the net amount of transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of our subsidiaries. Fiscal year 2008 net foreign exchange losses primarily resulted from the sharp decline in the value of the British pound relative to the U.S. dollar.

Fiscal Year 2007

Other deductions, net in fiscal year 2007 consisted primarily of $3,600 of bank fees, $20,500 of legal fees, $800 of consulting fees, $2,600 of foreign exchange losses, $1,500 of tax penalties and accrued penalties on unrecognized tax benefits and a $10,100 provision for dispute resolution and environmental remediation costs.

Fiscal Year 2006

Other deductions, net in fiscal year 2006 consisted primarily of $7,200 of bank fees, $17,300 of legal fees, $4,800 of consulting fees, $1,700 of foreign exchange losses, a $6,400 provision for dispute resolution and environmental remediation costs and a $4,100 charge for tax penalties, partially offset by $(1,300) of bad debt recovery.

Interest Income:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Amount	$44,743	$35,627	$15,119
$ Change	9,116	20,508
% Change	25.6%	135.6%

Fiscal Year 2008 vs. Fiscal Year 2007

The increase in interest income in fiscal year 2008, compared to fiscal year 2007, was driven primarily by higher average cash and cash equivalents balances, partially offset by lower interest rates and investment yields.

Fiscal Year 2007 vs. Fiscal Year 2006

The increase in interest income in fiscal year 2007, compared to fiscal year 2006, was driven primarily by higher average cash and cash equivalents balance with additional benefits from higher interest rates and investment yields.

Interest Expense:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Amount	$17,621	$19,855	$24,944
$ Change	(2,234)	(5,089)
% Change	(11.3)%	(20.4)%

Fiscal Year 2008 vs. Fiscal Year 2007

The decrease in interest expense in fiscal year 2008, compared to fiscal year 2007, resulted primarily from the reduction of our debt on our Camden, New Jersey waste-to-energy facility (as discussed above) and acquisition of our Robbins 1999C bonds in October 2008 (please refer to Note 7 to the consolidated financial statements in this annual report on Form 10-K for more information), partially offset by an increase in interest expense resulting from the increased borrowings under our FW Power S.r.l. special-purpose limited recourse project debt as we continue construction of the electric power generating wind farm projects in Italy.

Fiscal Year 2007 vs. Fiscal Year 2006

The decrease in interest expense in fiscal year 2007, compared to fiscal year 2006, resulted from the benefits of our debt reduction initiatives completed in the second quarter of 2006.

Please refer to Note 6 to the consolidated financial statements in this annual report on Form 10-K for more information.

Minority Interest in Income of Consolidated Affiliates:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Amount	$7,249	$5,577	$4,789
$ Change	1,672	788
% Change	30.0%	16.5%

Fiscal Year 2008 vs. Fiscal Year 2007

Minority interest in income of consolidated affiliates represents third-party ownership interests in the results of our Global Power Group’s Martinez, California gas-fired cogeneration facility and our manufacturing facilities in Poland and the People’s Republic of China. The change in minority interest in income of consolidated affiliates is based upon changes in the underlying earnings of the subsidiaries. The increase in minority interest in income of consolidated affiliates in the fiscal year 2008, compared to fiscal year 2007, primarily resulted from a reallocation of income between us and our minority partner in our Martinez, California facility partially offset by decreased earnings mainly driven by higher natural gas pricing with an incremental benefit from increased electricity sales.

Fiscal Year 2007 vs. Fiscal Year 2006

The increase in minority interest in income of consolidated affiliates for 2007 was primarily driven by higher plant availability in 2007 at the Martinez facility. This facility was shut down for two repair outages during 2006.

Net Asbestos-Related (Provision)/Gain:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Amount	$(6,607)	$6,145	$100,131
$ Change	(12,752)	(93,986)
% Change	(207.5)%	(93.9)%

Fiscal Year 2008

In fiscal year 2008, the net asbestos-related provision resulted from an expense of $42,700 on the revaluation of our asbestos liability and related asset resulting primarily from increased asbestos defense costs projected through year-end 2023, partially offset by a gain of $36,100 associated with settlement agreements that our subsidiaries reached with certain insurance carriers.

Fiscal Year 2007

In fiscal year 2007, the net asbestos-related gain resulted from a gain of $13,500 associated with settlement agreements that our subsidiaries reached with four insurers, partially offset by a net charge of $7,400 on the revaluation of our asbestos liability and related asset resulting primarily from increased asbestos defense costs projected through year-end 2022 and from our rolling 15 year asbestos liability estimate.

Fiscal Year 2006

In fiscal year 2006, the net asbestos-related gain resulted from a gain of $96,200 associated with settlement agreements that our subsidiaries reached with four insurers and a gain of $19,500 on our successful appeal of a New York state trial court decision that previously had held that New York, rather than New Jersey, law applies in the coverage litigation with our subsidiaries’ insurers, partially offset by an expense of $15,600 on the revaluation of our asbestos liability and related asset resulting primarily from increased asbestos defense costs projected through year-end 2021 and from our rolling 15 year asbestos liability estimate.

Please refer to Note 19 to the consolidated financial statements in this annual report on Form 10-K for more information.

Prior Domestic Senior Credit Agreement Fees and Expenses:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Amount	$—	$—	$14,955
$ Change	—	(14,955)
% Change	—	(100.0)%

Fiscal Year 2006

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

Loss on Debt Reduction Initiatives:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Amount	$—	$—	$12,483
$ Change	—	(12,483)
% Change	—	(100.0)%

Fiscal Year 2006

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

Provision for Income Taxes:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Amount	$97,028	$136,420	$81,709
$ Change	(39,392)	54,711
% Change	(28.9)%	67.0%

Our effective tax rate can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of income taxed in various non-U.S. jurisdictions with rates different from the U.S. statutory rate and also as a result of our inability to recognize a tax benefit for losses generated by certain unprofitable operations. In addition, SFAS No. 109, “Accounting for Income Taxes,” requires us to reduce our deferred tax benefits by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of losses (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pretax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate. Our effective tax rate is, therefore, dependent on the location and amount of our taxable earnings and the effects of changes in valuation allowances.

Fiscal Year 2008

Our effective tax rate for fiscal year 2008 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:

•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate fourteen-percentage point reduction in the effective tax rate for fiscal year 2008; and

•	A valuation allowance decrease consisting of a reversal of our valuation allowance on deferred tax assets in one of our non-U.S. subsidiaries and a decrease in our valuation allowance because we recognized earnings in jurisdictions where we continue to maintain a full valuation allowance.

These factors which reduce the effective tax rate were partially offset by the establishment of a valuation allowance on deferred tax assets in another of our non-U.S. subsidiaries and our inability to recognize a tax benefit for losses subject to valuation allowance in certain other jurisdictions and other permanent differences. Total changes in our valuation allowance contributed to an approximate six-percentage point reduction in the effective tax rate for fiscal year 2008.

Fiscal Year 2007

Our effective tax rate for fiscal year 2007 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:

•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate ten-percentage point reduction in the effective tax rate for fiscal year 2007; and

•	A valuation allowance decrease which contributed to an approximate two-percentage point reduction in the effective tax rate for fiscal year 2007. A decrease in our valuation allowance occurred in the fiscal year ended December 28, 2007 because we recognized earnings in jurisdictions where we continue to maintain a full valuation allowance.

These variances were partially offset by losses in certain other jurisdictions for which no benefit is recognized (a valuation allowance is established) and other permanent differences.

Fiscal Year 2006

Our effective tax rate for fiscal year 2006 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:

•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate nine-percentage point reduction in the effective tax rate for fiscal year 2006; and

•	A valuation allowance decrease which contributed to an approximate four-percentage point reduction in the effective tax rate for fiscal year 2006. A decrease in our valuation allowance occurred in the fiscal year ended December 29, 2006 because we recognized earnings in jurisdictions where we continue to maintain a full valuation allowance.

These variances were partially offset by losses in certain other jurisdictions for which no benefit is recognized (a valuation allowance is established) and other permanent differences.

We monitor the jurisdictions for which valuation allowances against deferred tax assets were established in previous years. On a quarterly basis we evaluate the need for the valuation allowances against deferred tax assets in those jurisdictions. Such evaluation includes a review of all available evidence, both positive and negative, in determining whether a valuation allowance is necessary. If our trend for positive earnings continues in those jurisdictions where we have recorded a valuation allowance (primarily the United States), we may conclude that a valuation allowance is no longer needed.

For statutory purposes, the majority of the U.S. federal tax benefits, against which valuation allowances have been established, do not expire until fiscal year 2024 and beyond, based on current tax laws.

EBITDA:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Amount	$686,067	$591,840	$399,514
$ Change	94,227	192,326
% Change	15.9%	48.1%

Fiscal Year 2008 vs. Fiscal Year 2007

The improvement in EBITDA for fiscal year 2008, compared to fiscal year 2007, resulted primarily from the following:

•	Increased contract profit in both our Global E&C Group and our Global Power Group mainly driven by the increased volume of operating revenues and an incremental benefit from increased contract profit margins in both our Global E&C Group and our Global Power Group, excluding the impact on contract profit margins of flow-through revenues. Please refer to the section entitled “— Contract Profit” above for further discussion on contract profit and contract profit margins and the impact of flow-through revenues on the contract profit margin calculation.

•	An increase in our share of equity earnings in certain of our Global E&C Group’s projects in Italy of $5,700 in fiscal year 2008, of which $3,400 related to reporting periods prior to the fiscal year 2008, as a result of a recently enacted regulatory ruling that provides for reimbursement of costs associated with emission rights.

•	A $7,500 increase in contract profit as a result of a commitment fee received in fiscal year 2008 for a contract that our Global Power Group was not awarded.

•	An increase of $1,600 in our share of equity earnings from one of our Global Power Group’s equity interest investments during fiscal year 2008, due to the impact of an increase in electric tariff rates in Chile when compared to the fiscal year 2007 average electric tariff rates.

•	The net impact to contract profit for charges of $6,700 and $30,000 in fiscal years 2008 and 2007, respectively, on a legacy project in our Global Power Group. Please refer to Note 19 to the consolidated financial statements in this annual report on Form 10-K for further information.

These increases were partially offset by the following:

•	A $16,500 net foreign exchange loss which primarily resulted from the sharp decline in the value of the British pound relative to the U.S. dollar.

•	A net asbestos-related provision of $6,600 in our C&F Group in fiscal year 2008, on the revaluation of our asbestos liability and related asset resulting primarily from increased asbestos defense costs projected through year-end 2023 of $42,700 offset by gains of $36,100 on the settlement of coverage litigation with certain insurance carriers. Please refer to the above section entitled “— Net Asbestos-Related (Provision)/Gain,” within this Item 7 for further information.

•	A net asbestos-related gain of $6,100 in our C&F Group in fiscal year 2007, related to gains of $13,500 on the settlement of coverage litigation with certain asbestos insurance carriers and a charge of $7,400 on the revaluation of our asbestos liability and related asset. Please refer to the above section entitled “— Net Asbestos-Related (Provision)/Gain,” within this Item 7 for further information.

•	A decrease in our share of equity earnings in certain of our Global E&C Group’s projects in Italy of $4,900 during fiscal year 2008, as a result of a change in tax rates as it relates to those projects.

•	A charge of $9,000 in our Global Power Group primarily for severance-related postemployment benefits in accordance with SFAS No. 112. The $9,000 charge decreased contract profit by $6,600, increased SG&A expenses by $2,100 and increased other deductions, net by $300.

•	An increase in SG&A expenses of $37,600 in fiscal year 2008, compared to fiscal year 2007, inclusive of $2,100 of severance-related charges described above.

•	A $2,200 impairment charge in our Global E&C Group in fiscal year 2008 related to a 15% owned investment in a power project development in Italy carried at cost.

•	A $14,400 gain in our Global Power Group related to favorable resolution of project claims in fiscal year 2007. The $14,400 gain increased contract profit by $9,600 and interest income by $4,000 and reduced other deductions, net by $800.

See the individual segment explanations below for additional details.

Fiscal Year 2007 vs. Fiscal Year 2006

The improvement in EBITDA for fiscal year 2007, compared to fiscal year 2006, resulted primarily from the following:

•	Increased volumes of business, strong operating performance, and sustained margins by our Global E&C Group and our Global Power Group. Please refer to the section entitled “— Contract Profit” above for further discussion on contract profit margins.

•	A $14,400 gain in our Global Power Group related to favorable resolution of project claims in fiscal year 2007. The $14,400 gain increased contract profit by $9,600 and interest income by $4,000 and reduced other deductions, net by $800.

•	An aggregate charge of $15,000 in fiscal year 2006 in conjunction with the voluntary termination of our prior domestic senior credit agreement and a net charge of $12,500 in conjunction with the debt reduction initiatives completed in April and May 2006.

These increases were partially offset by the following:

•	A net asbestos-related gain of $6,100 in our C&F Group in fiscal year 2007 as compared to a net asbestos-related gain of $100,100 in fiscal year 2006. Please refer to the above section entitled “— Net Asbestos-Related (Provision)/Gain,” within this Item 7 for further information.

•	A net impact of $5,000 to contract profit related to charges of $30,000 and $25,000 in fiscal years 2007 and 2006, respectively, on a legacy project in our Global Power Group. Please refer to Note 19 to the consolidated financial statements in this annual report on Form 10-K for further information.

Please refer to the section entitled “— Business Segments,” within this Item 7 for further information.

EBITDA is a supplemental financial measure not defined in generally accepted accounting principles, or GAAP. We define EBITDA as income before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. EBITDA, after adjustment for certain unusual and infrequent items specifically excluded in the terms of our current and prior senior credit agreements, is used for certain covenants under our current and prior senior credit agreements. We believe that the line item on the consolidated statements of operations and comprehensive income entitled “net income” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and

•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.

A reconciliation of EBITDA to net income is shown below.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)

Fiscal Year Ended December 26, 2008
EBITDA(2)	$686,067	$535,602	$239,508	$(89,043)

Less: Interest expense	(17,621)
Less: Depreciation and amortization	(44,798)

Income before income taxes	623,648
Provision for income taxes	(97,028)

Net income	$526,620

Fiscal Year Ended December 28, 2007
EBITDA(3)	$591,840	$505,647	$139,177	$(52,984)

Less: Interest expense	(19,855)
Less: Depreciation and amortization	(41,691)

Income before income taxes	530,294
Provision for income taxes	(136,420)

Net income	$393,874

Fiscal Year Ended December 29, 2006
EBITDA(4)	$399,514	$323,297	$95,039	$(18,822)

Less: Interest expense	(24,944)
Less: Depreciation and amortization	(30,877)

Income before income taxes	343,693
Provision for income taxes	(81,709)

Net income	$261,984

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	Includes in fiscal year 2008: increased/(decreased) contract profit of $26,700 from the regular re-evaluation of final estimated contract profits*: $46,300 in our Global E&C Group and $(19,600) in our Global Power Group; a charge of $9,000 in our Global Power Group primarily for severance-related postemployment benefits in accordance with SFAS No. 112; and a net charge of $6,600 in our C&F Group on the revaluation of our asbestos liability and related asset resulting primarily from increased asbestos defense costs projected through year-end 2023 of $42,700, partially offset by gains of $36,100 on the settlement of coverage litigation with certain insurance carriers.

(3)	Includes in fiscal year 2007: increased/(decreased) contract profit of $35,100 from the regular re-evaluation of final estimated contract profits*: $54,500 in our Global E&C Group and $(19,400) in our Global Power Group; gains of $13,500 in our C&F Group on the settlement of coverage litigation with certain asbestos insurance carriers; and a charge of $7,400 in our C&F Group on the revaluation of our asbestos liability and related asset resulting primarily from increased asbestos defense costs projected through year-end 2022 and from our rolling 15 year asbestos liability estimate.

(4)	Includes in fiscal year 2006: (decreased)/increased contract profit of $(5,700) from the regular re-evaluation of final estimated contract profits*: $14,700 in our Global E&C Group and $(20,400) in our Global Power Group; net asbestos-related gains of $115,700 in our C&F Group primarily from the settlement of coverage litigation with certain asbestos insurance carriers; a charge of $15,600 in our C&F Group on the revaluation of our asbestos liability and related asset resulting primarily from increased asbestos defense costs projected through year-end 2021 and from our rolling 15 year asbestos liability estimate; an aggregate charge of $15,000 in our C&F Group in conjunction with the voluntary termination of our prior domestic senior credit agreement; and a net charge of $12,500 in our C&F Group in conjunction with the debt reduction initiatives completed in April and May 2006.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements in this annual report on Form 10-K for further information regarding changes in our final estimated contract profits.

The accounting policies of our business segments are the same as those described in our summary of significant accounting policies. The only significant intersegment transactions relate to interest on intercompany balances. We account for interest on those arrangements as if they were third-party transactions — i.e. at current market rates, and we include the elimination of that activity in the results of the C&F Group.

Business Segments

EBITDA, as discussed and defined above, is the primary measure of operating performance used by our chief operating decision maker.

Global E&C Group

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Operating revenues	$5,147,227	$3,681,259	$2,219,104
$ Change	1,465,968	1,462,155
% Change	39.8%	65.9%
EBITDA	$535,602	$505,647	$323,297
$ Change	29,955	182,350
% Change	5.9%	56.4%

Results

The geographic dispersion of our Global E&C Group’s operating revenues for fiscal years 2008, 2007 and 2006 based upon where the project is being executed, were as follows:

			2008 vs 2007			2007 vs 2006
	2008	2007	$ Change	% Change	2006	$ Change	% Change

Asia	$1,398,295	$800,110	$598,185	75%	$317,413	$482,697	152%
Australasia*	1,731,781	704,121	1,027,660	146%	615,784	88,337	14%
Europe	847,788	851,961	(4,173)	(0)%	618,129	233,832	38%
Middle East	857,944	1,001,193	(143,249)	(14)%	467,294	533,899	114%
North America	276,796	253,952	22,844	9%	137,346	116,606	85%
South America	34,623	69,922	(35,299)	(50)%	63,138	6,784	11%

Total	$5,147,227	$3,681,259	$1,465,968	40%	$2,219,104	$1,462,155	66%

*	Australasia primarily represents Australia, New Zealand, and the Pacific islands.

Please refer to the section entitled, “— Overview of Segment” below for our view of the market outlook for Global E&C Group.

Fiscal Year 2008 vs. Fiscal Year 2007

The increase in operating revenues in fiscal year 2008, as compared to fiscal year 2007, reflected increased volumes of work and flow-through revenues as a result of our Global E&C Group’s success in meeting the strong market demand in the oil and gas, petrochemical and refining industries that stimulated investment by our customers. In fiscal year 2008, our Global E&C Group’s operating revenues from these three industries increased by $1,622,500, while operating revenues from the other industries we serve declined by $156,500.

Please refer to the section entitled, “— Overview of Segment” below for our view of the outlook for the oil and gas, petrochemical and refining industries.

Our Global E&C Group’s operating revenues in fiscal year 2008 included $2,914,100 of flow-through revenues. Flow-through revenues increased by $1,377,000 from fiscal year 2007, representing 94% of the increase in our Global E&C Group’s operating revenues. As previously discussed, flow-through revenues and costs do not impact contract profit or net earnings.

The increase in our Global E&C Group’s EBITDA in fiscal year 2008, as compared to fiscal year 2007, resulted primarily from the following:

•	Increased contract profit in our Global E&C Group mainly driven by the increased volume of operating revenues, and an incremental benefit from increased contract profit margins, excluding the impact on contract profit margins of flow-through revenues. Please refer to the section entitled “— Contract Profit” above for further discussion on contract profit and contract profit margins.

•	Increased volumes of business due to the strength of the industries served and sustained demand for our products and services in the geographic markets served. This demand is discussed further in the section “— Overview of Segment” below.

•	An increase in our share of equity earnings in certain of our Global E&C Group’s projects in Italy of $5,700 during the fiscal year 2008, of which $3,400 related to reporting periods prior to the fiscal year 2008, as a result of a regulatory ruling enacted during fiscal year 2008 that provides for reimbursement of costs associated with emission rights.

These increases were offset in part by the following:

•	A $14,800 net foreign exchange loss which primarily resulted from the sharp decline in the value of the British pound relative to the U.S. dollar.

•	A decrease in our share of equity earnings in certain of our Global E&C Group’s projects in Italy of $4,900 during fiscal year 2008, as a result of a change in tax rates as it relates to those projects.

•	A $2,200 impairment charge in our Global E&C Group in fiscal year 2008 related to a 15% owned investment in a power project development in Italy carried at cost.

We increased our direct technical manpower, which includes agency workforce, by 2.7% in fiscal year 2008, primarily in our Asian, North American and United Kingdom offices, to continue to address growing market opportunities. The continued increase in operational capacity, meaning the available man-hours that can be applied to projects, enabled our Global E&C Group to address the increased level of market demand during fiscal year 2008, allowing us to increase our volume of work and the associated operating revenues.

Fiscal Year 2007 vs. Fiscal Year 2006

The increase in operating revenues in fiscal year 2007, compared to fiscal year 2006, reflected increased volumes of work at all of our Global E&C Group operating units. In fiscal year 2007, Global E&C Group operating revenues from the oil and gas, petrochemical and refinery industries increased by $1,554,400 while operating revenues from the other industries we served declined by $92,200.

Our Global E&C Group’s operating revenues in fiscal year 2007 included $1,537,100 of flow-through revenues, an increase in flow-through revenues of $848,300 from fiscal year 2006, representing 58% of the increase in Global E&C Group operating revenues in the period.

The increase in EBITDA in fiscal year 2007, compared to fiscal year 2006, resulted primarily from the increased volumes of work at our Global E&C Group operating units. The Global E&C Group experienced sustained margins, excluding the impact on margins of flow-through revenues, compared to fiscal year 2006, which caused the increased volumes of work to result in a corresponding increase in EBITDA. We increased our direct technical manpower, which includes agency workforce, by 21% in fiscal year 2007, primarily in our Asian, North American and United Kingdom offices, to continue to address growing market opportunities.

Overview of Segment

Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation and distribution facilities, and gasification facilities. Our Global E&C Group is also involved in the design of facilities in new or developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Our Global E&C Group generates revenues from engineering, procurement, construction and project management activities pursuant to contracts spanning up to approximately four years in duration and from returns on its equity investments in various power production facilities.

Our Global E&C Group owns one of the leading technologies (delayed coking) used in refinery residue upgrading and a hydrogen production process used in oil refineries and petrochemical plants. Additionally, our Global E&C Group has experience with, and is able to work with, a wide range of processes owned by others.

The current weakness in the global economy has caused many of our E&C clients to reevaluate the size, timing and scope of their capital spending plans in relation to the kinds of energy and petrochemical projects in which we specialize. The drop in oil and natural gas prices and, to a lesser extent, credit concerns among certain clients, have contributed to this uncertain market tone. As a result, the environment for prospective projects has become somewhat less favorable than it was in fiscal year 2007 and earlier in fiscal year 2008. Specifically, the market in late fiscal year 2008 and early fiscal year 2009 has been characterized by instances of postponement or cancellation of our prospects; resizing of prospective projects to make them more economically viable; intensified competition among E&C contractors; and pricing pressure. While such factors may be pronounced in fiscal year 2009, we believe world demand for energy will continue to grow over the long term and that clients will continue to invest in new and upgraded capacity to meet that demand. In that regard, we have been successful in continuing to book contracts for front-end engineering work, which is frequently the precursor to additional significant contractual work for engineering, procurement and construction. Moreover, we have continued to be successful in booking contracts of varying types and sizes in our key end markets. Our success in this regard is a reflection of our technical expertise, our long-term relationships with clients, and our selective approach in pursuit of new prospects where we believe we have significant differentiators.

Global Power Group

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Operating revenues	$1,707,063	$1,425,984	$1,275,944
$ Change	281,079	150,040
% Change	19.7%	11.8%
EBITDA	$239,508	$139,177	$95,039
$ Change	100,331	44,138
% Change	72.1%	46.4%

Results

The geographic dispersion of our Global Power Group’s operating revenues for fiscal years 2008, 2007 and 2006 based upon where the project is being executed, were as follows:

			2008 vs 2007			2007 vs 2006
	2008	2007	$ Change	% Change	2006	$ Change	% Change

Asia	$177,088	$163,896	$13,192	8%	$95,571	$68,325	71%
Australasia*	13,258	4,952	8,306	168%	916	4,036	441%
Europe	603,882	478,010	125,872	26%	379,311	98,699	26%
Middle East	648	5,094	(4,446)	(87)%	3,452	1,642	48%
North America	779,413	703,342	76,071	11%	739,309	(35,967)	(5)%
South America	132,774	70,690	62,084	88%	57,385	13,305	23%

Total	$1,707,063	$1,425,984	$281,079	20%	$1,275,944	$150,040	12%

*	Australasia primarily represents Australia, New Zealand, and the Pacific islands.

Please refer to the section entitled, “— Overview of Segment” below for our view of the market outlook for our Global Power Group.

Fiscal Year 2008 vs. Fiscal Year 2007

The increase in our Global Power Group’s EBITDA in fiscal year 2008, as compared to fiscal year 2007, resulted primarily in the following:

•	Increased volumes of business executed during the period. Refer to the section “— Overview of Segment” below for a discussion of the strength of the industries served and demand for our products and services.

•	Our Global Power Group experienced improved contract profit margins in fiscal year 2008, as compared to fiscal year 2007, excluding the items noted below, which impacted contract profit of our Global Power Group.

•	A $7,500 increase in contract profit as a result of a commitment fee received in fiscal year 2008 for a contract that our Global Power Group was not awarded.

•	The net impact to contract profit for charges of $6,700 and $30,000 in fiscal years 2008 and 2007, respectively, on a legacy project in our Global Power Group. Please refer to Note 19 to the consolidated financial statements in this annual report on Form 10-K for further information.

•	An increase in our share of equity earnings, from one of our Global Power Group’s equity interest investments, of approximately $1,600 during fiscal year 2008, due to the impact of an increase in electric tariff rates in Chile when compared to the fiscal year 2007 average electric tariff rates.

These increases were partially offset by the following:

•	A charge of $9,000 in our Global Power Group primarily for severance-related postemployment benefits in accordance with SFAS No. 112. The severance charge results from our efforts to right-size our power business to match anticipated market conditions in fiscal year 2009. The $9,000 charge decreased contract profit by $6,600, increased SG&A expenses by $2,100 and increased other deductions, net by $300.

•	A $2,200 net foreign exchange loss in fiscal year 2008.

•	EBITDA in fiscal year 2007 includes a $14,400 gain related to favorable resolution of project claims, which increased contract profit by $9,600 and interest income by $4,000 and reduced other deductions, net by $800.

Fiscal Year 2007 vs. Fiscal Year 2006

Our Global Power Group experienced higher levels of EBITDA in fiscal year 2007, compared to fiscal year 2006, primarily as a result of the following:

•	Increased volumes of business, sustained demand for our products and services, and increased margins on our contracts executed in North America, Europe and China by our Global Power Group.

•	EBITDA in fiscal year 2007 included a $14,400 gain related to favorable resolution of project claims, which increased contract profit by $9,600 and interest income by $4,000 and reduced other deductions, net by $800.

•	A net charge of $5,000 to contract profit related to charges of $30,000 and $25,000 in fiscal years 2007 and 2006, respectively, on a legacy project in our Global Power Group. Please refer to Note 19 to the consolidated financial statements in this annual report on Form 10-K for further information.

Overview of Segment

Our Global Power Group designs, manufactures and erects steam generators for electric power generating stations, district heating plants and industrial facilities worldwide. Our competitive differentiation in serving this market is the ability of our products to efficiently burn a wide range of fuels, singularly or in combination. In particular, our CFB steam generators are able to burn coal grades of varying quality, as well as petroleum coke, lignite, municipal waste, waste wood, biomass, and numerous other materials. Among these fuel sources, coal is the most widely used, and thus the market drivers and constraints associated with coal strongly affect the steam generator market and our Global Power Group’s business. Additionally, our Global Power Group designs, manufactures and erects auxiliary equipment for electric power generating stations and industrial facilities worldwide and owns and/or operates several cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries.

Our Global Power Group’s new order activity, in terms of dollars, was unfavorably affected by several trends in fiscal year 2008 and early fiscal year 2009. Weakness in the global economy reduced the near-term growth in demand for electricity. In addition, political and environmental sensitivity regarding coal-fired boilers caused a number of our Global Power Group’s prospective projects to be postponed or cancelled in fiscal year 2008 as clients experienced difficulty in obtaining required environmental permits or decided to wait for additional clarity in state and federal regulations. This environmental concern has been especially pronounced in the United States and Western Europe and is linked to the view that solid-fuel-fired steam generators contribute to global warming through the discharge of greenhouse gas emissions into the atmosphere. Credit concerns among certain clients also contributed to the slowed pace of new contract awards in fiscal year 2008. Finally, the recent sharp decline in natural gas prices increased the attractiveness of that fuel, in relation to coal, for the generation of electricity. We believe that a combination of these factors will result in continued weak demand for new solid-fuel steam generators in fiscal year 2009. Longer-term, we believe that world demand for electrical energy will continue to grow and that solid-fuel-fired steam generators will continue to fill a significant portion of this incremental generating capacity. The fuel-flexibility of our CFB steam generators enables them to burn a variety of fuels other than coal and to produce carbon-neutral electricity when fired by biomass. In addition, our steam generators can be designed to incorporate supercritical technology, which significantly improves efficiency and reduces emissions. We are also developing Flexi-BurnTM technology that will enable steam generators to operate in a carbon capture environment.

Liquidity and Capital Resources

Fiscal Year 2008 Activities

During fiscal year 2008, we generated $428,900 from cash flows from operating activities, we used cash flows for several strategic initiatives totaling $554,700 and we experienced a reduction in cash and cash equivalents of $109,600 due to the effect of exchange rate changes on our cash and cash equivalents, primarily as a result of the sharp decline in the value of the British pound relative to the U.S. dollar. Together, those were the primary drivers of our decrease in cash and cash equivalents of $275,400 during fiscal year 2008.

Our strategic initiatives were focused on the future growth of our business and reduction of the number of outstanding common shares. Our strategic initiatives included FW Power S.r.l. wind farm construction capital expenditures, acquisition of businesses and the repurchase and retirement of our common shares under our share repurchase program as described in the section entitled “— Outlook” below.

The following are the significant increases and decreases in cash and cash equivalents that occurred during the fiscal year ended December 26, 2008. These cash flows activities are further discussed in the below sections.

Cash Flows Impact
Increase/(Decrease)

Cash flows from operating activities	$428,926
Strategic uses of cash and cash equivalents:
Repurchase and retirement of common shares(1)	(485,589)
FW Power S.r.l. wind farm construction(2)	(54,299)
Acquisition of businesses, net of cash acquired(2)	(14,856)

Strategic uses of cash flows	(554,744)
Other activities, net	(39,944)
Effect of exchange rate changes on cash and cash equivalents	(109,619)

Decrease in cash and cash equivalents	$(275,381)

(1)	See below section entitled “— Cash Flows from Financing Activities” for more information.

(2)	See below section entitled “— Cash Flows from Investing Activities” for more information.

Our cash and cash equivalents, short-term investments and restricted cash balances were:

	As of
	December 26,	December 28,
	2008	2007	$ Change	% Change

Cash and cash equivalents	$773,163	$1,048,544	$(275,381)	(26.3)%
Short-term Investments	2,448	—	2,448	N/M
Restricted cash	22,737	20,937	1,800	8.6%

Total	$798,348	$1,069,481	$(271,133)	(25.4)%

N/M — not meaningful.

Of the $798,300 total of cash and cash equivalents, short-term investments and restricted cash as of December 26, 2008, $646,000 was held by our non-U.S. subsidiaries.

Please refer to Note 1 to the consolidated financial statements in this annual report on Form 10-K for additional details on cash and cash equivalents, short term investments and restricted cash balances.

Cash Flows from Operating Activities:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Amount	$428,926	$428,315	$264,959
$ Change	$611	$163,356
% Change	0.1%	61.7%

Net cash provided by operations in fiscal year 2008 was positively impacted by our strong operating performance which resulted in an increase in net income of $132,700, and a net increase in cash flows of $35,800 from insurance settlements in excess of liability indemnity payments and defense costs (net proceeds of $16,800 versus funding of $19,000 in fiscal years 2008 and 2007, respectively), partially offset by a net increase in cash used for mandatory and discretionary contributions to our U.S. and non-U.S. pension plans of $25,300 (payments of $105,600 and $80,300 in fiscal years 2008 and 2007, respectively, which included discretionary contributions of $62,500 and $45,000 in fiscal years 2008 and 2007, respectively) and a net reduction in cash flows of $113,600 to fund an increase in working capital (net cash outflow for working capital increase of $55,000 versus net cash inflow generated from a reduction in working capital of $58,600 in fiscal years 2008 and 2007, respectively).

The increase in cash provided by operations of $163,300 in fiscal year 2007, compared to fiscal year 2006, results primarily from an increase in net income of $131,900 and cash provided by a reduction in working capital of $58,600 in fiscal year 2007 versus cash provided by a reduction in working capital of $19,700 in fiscal year 2006 (net positive impact on cash flow of $38,900).

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

The change in working capital in fiscal year 2008, compared to fiscal year 2007, reflects an increase in working capital generated by the increase in workload experienced by our Global E&C Group, partially offset by a decrease in working capital generated by the increase in workload experienced by our Global Power Group. As more fully described below in “— Outlook,” we believe our existing cash balances and forecasted net cash provided from operating activities will be sufficient to fund our operations throughout the next 12 months. Our ability to further increase our cash flows from operating activities in future periods will depend in large part on the demand for our products and services and our operating performance in the future. Please refer to the sections entitled “— Global E&C Group-Overview of Segment” and “— Global Power Group-Overview of Segment” above for our view of the outlook for each of our business segments.

Cash Flows from Investing Activities:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Amount	$(128,584)	$(45,961)	$(25,555)
$ Change	$(82,623)	$(20,406)
% Change	179.8%	79.9%

The net cash used in investing activities in fiscal year 2008 is attributable primarily to capital expenditures of $103,900 (which included $54,300 of expenditures in FW Power S.r.l. as we continue construction of the electric power generating wind farm projects in Italy), $14,900 for acquisitions, a $7,600 increase in investments in and advances to unconsolidated affiliates and an increase in restricted cash of $2,800 primarily driven by an increase in debt service reserve funds for FW Power S.r.l. Please refer to Note 2 to the consolidated financial statements in this annual report on Form 10-K for additional details on cash balances.

The net cash used in investing activities in fiscal year 2007 is attributable primarily to capital expenditures of $51,300 (which included $13,800 of expenditures in FW Power S.r.l., related to the construction of the electric power generating wind farm projects in Italy), an increase in restricted cash of $900 primarily driven by an increase in funds received from customers which are restricted for use on specific projects and an increase in debt service reserve funds for FW Power S.r.l., a $1,500 payment to purchase a Finnish company that owns patented coal flow measuring technology and a $4,800 payment made in September 2007 related to the FW Power acquisition from 2006, partially offset by a $6,300 return of investment from our unconsolidated affiliates and proceeds from the sale of assets of $7,600.

The cash used in investing activities in fiscal year 2006 was attributable primarily to capital expenditures of $30,300 and a $6,600 increase in investments in and advances to unconsolidated affiliates, partially offset by a decrease in restricted cash of $8,900 and proceeds from the sale of assets of $1,900.

The capital expenditures in each of the fiscal years related primarily to project construction (including the FW Power S.r.l. electric power generating wind farm projects in Italy noted above), leasehold improvements, information technology equipment and office equipment. The increase in capital expenditures over the three year period has been driven primarily by our Global E&C Group, with particular increases driven by operations in Italy and the United States. Our Global Power Group capital expenditure increase over the three year period was driven primarily by our China and European operations. For further information on capital expenditures by segment, please see Note 17 to the consolidated financial statements in this annual report on Form 10-K.

Cash Flows from Financing Activities:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Amount	$(466,104)	$35,069	$(828)
$ Change	$(501,173)	$35,897
% Change	(1429.1)%	N/M

N/M — not meaningful

The net cash used in financing activities in fiscal year 2008 is attributable primarily to $485,600 (which includes commissions of $400) used to repurchase and retire Foster Wheeler Ltd. common shares associated with the share repurchase program described below, distributions by us to minority third-party ownership interests of $9,600 and repayment of long-term debt and capital lease obligations of $28,700, which includes $19,000 of cash to acquire our 1999C Robbins Bonds (as defined in Note 7 to the consolidated financial statements in this annual report on Form 10-K), partially offset by proceeds from the issuance of short-term debt and project debt of $54,600 and cash provided from exercises of stock options of $2,800.

The net cash provided by financing activities in fiscal year 2007 is attributable primarily to cash provided from exercises of stock options and warrants and proceeds from the issuance of special-purpose limited recourse project debt by FW Power S.r.l., partially offset by the repayment of debt and capital lease obligations.

The net cash provided by financing activities in fiscal year 2006 is attributable primarily to cash provided from exercises of stock options and warrants, partially offset by the reduction in debt, including our 2011 senior notes, and capital lease obligations and the payment of deferred financing costs in conjunction with our senior credit agreement.

Outlook

Our liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, working capital needs, unused credit line availability and claim recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling 12-month period. Based on these forecasts, we believe our existing cash balances and forecasted net cash provided by operating activities will be sufficient to fund our operations throughout the next 12 months. Based on these forecasts, our primary cash needs will be to fund working capital, capital expenditures, asbestos liability indemnity and defense costs, acquisitions and up to $264,800 for the remaining portion of our $750,000 share repurchase program described below. The majority of our cash balances are invested in short-term interest bearing accounts with maturities of less than three months. We continue to consider investing some of our cash in longer-term investment opportunities, including the acquisition of other entities or operations in the engineering and construction industry or power industry and/or the reduction of certain liabilities such as unfunded pension liabilities.

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

Our U.S. operating entities do not generate sufficient cash flows to fund our obligations related to corporate overhead expenses and asbestos-related liabilities or to fund the acquisition of our shares under our share repurchase program described below. Consequently, we require cash repatriations from our non-U.S. subsidiaries in the normal course of our operations to meet our U.S. cash needs and have successfully repatriated cash for many years. We believe that we can repatriate the required amount of cash from our non-U.S. subsidiaries and we continue to have access to the revolving credit portion of our domestic senior credit facility, if needed.

During the fourth fiscal quarter of 2008, we repatriated cash totaling approximately $384,000 from our non-U.S. subsidiaries primarily to fund our share repurchase program, which is described below.

We had net cash inflows of $16,800 as a result of insurance settlement proceeds in excess of the asbestos liability indemnity payments and defense costs during fiscal year 2008. We expect to fund a total of $26,500 of the asbestos liability indemnity and defense costs from our cash flows in fiscal year 2009, net of the cash expected to be received from existing insurance settlements. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.

During fiscal year 2008, we spent €36,900 (approximately $54,300 at the average exchange rate for fiscal year 2008) in FW Power S.r.l. and we anticipate spending €16,300 (approximately $22,900 at the exchange rate as of December 26, 2008) in fiscal year 2009 as we continue construction of the electric power generating wind farm projects in Italy. We have secured total borrowing capacity under the FW Power S.r.l. credit facilities of €75,400 (approximately $105,700 at the exchange rate as of December 26, 2008).

We have a senior credit agreement which provides for a facility of $450,000 and includes a provision which permits future incremental increases of up to $100,000 in total availability under the facility. We had $273,500 and $245,800 of letters of credit outstanding under our domestic senior credit agreement as of December 26, 2008 and December 28, 2007, respectively. The letter of credit fees now range from 1.50% to 1.60%, excluding a fronting fee of 0.125% per annum. We do not intend to borrow under our domestic senior revolving credit facility during fiscal year 2009. A portion of the letters of credit issued under the domestic senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in the credit rating assigned to the domestic senior credit agreement by Moody’s Investors Service and/or Standard & Poor’s. However, this performance pricing is not expected to materially impact our liquidity or capital resources in fiscal year 2009.

We are not required to make any mandatory contributions to our U.S. pension plans in fiscal year 2009. We expect to make mandatory contributions totaling approximately $24,700 to our non-U.S. pension plans in fiscal year 2009.

On September 12, 2008, we announced a share repurchase program pursuant to which we were authorized to repurchase up to $750,000 of Foster Wheeler Ltd.’s outstanding common shares. In connection with the Redomestication described in Item 1, “Business — The Redomestication,” Foster Wheeler AG adopted a share repurchase program pursuant to which it is authorized to repurchase up to $264,800 of its outstanding registered shares and designate the repurchased shares for cancellation. The amount authorized for repurchase of registered shares under the Foster Wheeler AG program is equal to the amount that remained available for repurchases under the Foster Wheeler Ltd. program as of February 9, 2009, the date of the completion of the Redomestication. The Foster Wheeler AG program replaces the Foster Wheeler Ltd. program, and no further repurchases will be made under the Foster Wheeler Ltd. program. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Please refer to Part I, Item 5, for a description of the common shares purchased pursuant to the Foster Wheeler Ltd. program in the fiscal quarter ended December 26, 2008. Cumulatively through February 24, 2009, we have repurchased 18,098,519 shares for an aggregate cost of approximately $485,600 (which includes commissions of $400). We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other open market purchases. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans.

Effective September 29, 2008, we and the requisite lenders under our domestic senior credit agreement amended the domestic senior credit agreement to (1) allow us to use cash of up to $750,000 to repurchase our outstanding common shares under our share repurchase program, subject to certain conditions, and (2) increase the aggregate amount of permissible capital expenditures from $40,000 to $80,000 for fiscal year 2008 and $70,000 for fiscal years thereafter, subject to certain adjustments that have been reflected in the domestic senior credit agreement since its original execution in September 2006, including, among other items, an exclusion related to capital expenditures that are financed by special-purpose project debt. Please refer to Note 7 to the consolidated financial statements in this annual report on Form 10-K for a detailed listing of our special-purpose project debt.

On December 18, 2008, Foster Wheeler AG, Foster Wheeler Ltd., certain of Foster Wheeler Ltd.’s subsidiaries and BNP Paribas, as Administrative Agent, entered into an additional amendment of our domestic senior credit agreement. The amendment includes a consent of the lenders under the credit agreement to the Redomestication. In addition, the amendment reflects the addition of Foster Wheeler AG as a guarantor of the obligations under the credit agreement and reflects changes relating to Foster Wheeler AG becoming the ultimate parent of Foster Wheeler Ltd. and its subsidiaries upon completion of the Redomestication. The amendment became effective upon consummation of the Redomestication on February 9, 2009.

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

Contractual Obligations

We have contractual obligations comprised of long-term debt, non-cancelable operating lease commitments, purchase commitments, capital lease commitments and pension funding requirements. Our expected cash flows related to contractual obligations outstanding as of December 26, 2008 are as follows:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt:
Principal	$151,600	$23,200	$42,500	$19,900	$66,000
Interest	50,300	10,000	14,100	9,800	16,400
Non-cancelable operating lease commitments	361,900	52,100	79,500	57,200	173,100
Purchase commitments	2,952,900	2,878,700	72,800	1,400	—
Capital lease obligations:
Principal	65,800	1,100	2,900	4,000	57,800
Interest	68,700	7,300	13,600	12,400	35,400
Pension funding requirements — U.S.(1)	88,000	—	40,900	47,100	—
Pension funding requirements — non-U.S.(1)	121,700	24,700	49,100	47,900	—

Total contractual cash obligations	$3,860,900	$2,997,100	$315,400	$199,700	$348,700

(1)	Funding requirements are expected to extend beyond five years; however, data for contribution requirements beyond five years are not yet available. These projections assume we do not make any discretionary contributions.

The table above does not include payments of our asbestos-related liabilities as we cannot reasonably predict the timing of the net cash outflows associated with this liability beyond 2009. We expect to fund $26,500 of our asbestos liability indemnity and defense costs from our cash flows in fiscal year 2009 net of the cash expected to be received from existing insurance settlements. Please refer to Note 19 to the consolidated financial statements in this annual report on Form 10-K for more information.

The table above does not include payments relating to our uncertain tax positions as we cannot reasonably predict the timing of the net cash outflows associated with this liability beyond 2009. We expect to pay $5,700 relating to our uncertain tax provisions (including interest and penalties) from our cash flows in fiscal year 2009. Our total liability (including accrued interest and penalties) is $70,300 as of December 26, 2008. Please refer to Note 15 to the consolidated financial statements in this annual report on Form 10-K for more information.

In certain instances in the normal course of business, we have provided security for contract performance consisting of standby letters of credit, bank guarantees and surety bonds. As of December 26, 2008, such commitments and their period of expiration are as follows:

					More than
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years

Bank issued letters of credit and guarantees	$884,600	$388,400	$323,300	$88,500	$84,400
Surety bonds	29,900	—	—	29,900	—

Total commitments	$914,500	$388,400	$323,300	$118,400	$84,400

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

	Global	Global
	E&C Group	Power Group	Total

NEW ORDERS (FUTURE REVENUES) BY PROJECT LOCATION:
Fiscal Year Ended December 26, 2008:
North America	$352,500	$571,000	$923,500
South America	153,200	134,300	287,500
Europe	981,000	512,800	1,493,800
Asia	665,100	117,500	782,600
Middle East	216,400	100	216,500
Australasia and other	339,300	12,800	352,100

Total	$2,707,500	$1,348,500	$4,056,000

Fiscal Year Ended December 28, 2007:
North America	$212,300	$1,028,500	$1,240,800
South America	30,100	144,100	174,200
Europe	845,400	649,600	1,495,000
Asia	1,468,500	172,800	1,641,300
Middle East	437,700	5,300	443,000
Australasia and other	3,880,600	7,900	3,888,500

Total	$6,874,600	$2,008,200	$8,882,800

Fiscal Year Ended December 29, 2006:
North America	$287,000	$755,400	$1,042,400
South America	11,200	85,900	97,100
Europe	735,300	268,500	1,003,800
Asia	1,307,200	83,700	1,390,900
Middle East	1,043,800	1,600	1,045,400
Australasia and other	310,800	1,800	312,600

Total	$3,695,300	$1,196,900	$4,892,200

	Global	Global
	E&C Group	Power Group	Total

NEW ORDERS (FUTURE REVENUES) BY INDUSTRY:
Fiscal Year Ended December 26, 2008:
Power generation	$43,500	$1,212,100	$1,255,600
Oil refining	1,523,300	—	1,523,300
Pharmaceutical	110,400	—	110,400
Oil and gas	457,200	—	457,200
Chemical/petrochemical	516,100	—	516,100
Power plant operation and maintenance	—	136,400	136,400
Environmental	24,000	—	24,000
Other, net of eliminations	33,000	—	33,000

Total	$2,707,500	$1,348,500	$4,056,000

Fiscal Year Ended December 28, 2007:
Power generation	$96,000	$1,883,500	$1,979,500
Oil refining	1,218,400	—	1,218,400
Pharmaceutical	81,800	—	81,800
Oil and gas	4,082,100	—	4,082,100
Chemical/petrochemical	1,356,000	—	1,356,000
Power plant operation and maintenance	—	124,700	124,700
Environmental	15,000	—	15,000
Other, net of eliminations	25,300	—	25,300

Total	$6,874,600	$2,008,200	$8,882,800

Fiscal Year Ended December 29, 2006:
Power generation	$95,700	$1,096,100	$1,191,800
Oil refining	1,342,200	—	1,342,200
Pharmaceutical	107,600	—	107,600
Oil and gas	444,500	—	444,500
Chemical/petrochemical	1,593,300	—	1,593,300
Power plant operation and maintenance	—	100,800	100,800
Environmental	87,800	—	87,800
Other, net of eliminations	24,200	—	24,200

Total	$3,695,300	$1,196,900	$4,892,200

	Global	Global
	E&C Group	Power Group	Total

BACKLOG (FUTURE REVENUES) BY CONTRACT TYPE:
As of December 26, 2008:
Lump-sum turnkey	$10,100	$260,900	$271,000
Other fixed-price	338,400	772,000	1,110,400
Reimbursable	3,981,200	153,600	4,134,800
Eliminations	(2,900)	(8,900)	(11,800)

Total	$4,326,800	$1,177,600	$5,504,400

As of December 28, 2007:
Lump-sum turnkey	$66,500	$434,700	$501,200
Other fixed-price	470,900	978,300	1,449,200
Reimbursable	7,289,700	191,200	7,480,900
Eliminations	(5,100)	(5,800)	(10,900)

Total	$7,822,000	$1,598,400	$9,420,400

As of December 29, 2006:
Lump-sum turnkey	$194,000	$256,100	$450,100
Other fixed-price	454,600	637,600	1,092,200
Reimbursable	3,886,600	37,500	3,924,100
Eliminations	(33,700)	(1,300)	(35,000)

Total	$4,501,500	$929,900	$5,431,400

	Global	Global
	E&C Group	Power Group	Total

BACKLOG (FUTURE REVENUES) BY PROJECT LOCATION:
As of December 26, 2008:
North America	$212,600	$518,800	$731,400
South America	139,900	130,500	270,400
Europe	672,100	436,900	1,109,000
Asia	1,140,000	87,400	1,227,400
Middle East	341,900	100	342,000
Australasia and other	1,820,300	3,900	1,824,200

Total	$4,326,800	$1,177,600	$5,504,400

As of December 28, 2007:
North America	$150,900	$742,900	$893,800
South America	26,200	132,800	159,000
Europe	610,700	580,000	1,190,700
Asia	2,014,200	137,700	2,151,900
Middle East	1,051,900	600	1,052,500
Australasia and other	3,968,100	4,400	3,972,500

Total	$7,822,000	$1,598,400	$9,420,400

As of December 29, 2006:
North America	$205,600	$459,700	$665,300
South America	55,700	49,200	104,900
Europe	599,800	338,700	938,500
Asia	1,269,200	80,000	1,349,200
Middle East	1,592,300	800	1,593,100
Australasia and other	778,900	1,500	780,400

Total	$4,501,500	$929,900	$5,431,400

The foreign currency translation impact on backlog resulted in year-over-year (decreases)/increases of $(1,050,000), $275,100 and $486,600 as of December 26, 2008, December 28, 2007 and December 29, 2006, respectively.

	Global	Global
	E&C Group	Power Group	Total

BACKLOG (FUTURE REVENUES) BY INDUSTRY:
As of December 26, 2008:
Power generation	$30,500	$1,049,500	$1,080,000
Oil refining	1,497,100	—	1,497,100
Pharmaceutical	50,400	—	50,400
Oil and gas	1,872,700	—	1,872,700
Chemical/petrochemical	856,400	—	856,400
Power plant operation and maintenance	—	128,100	128,100
Environmental	7,200	—	7,200
Other, net of eliminations	12,500	—	12,500

Total	$4,326,800	$1,177,600	$5,504,400

Foster Wheeler scope in backlog	$1,374,500	$1,164,800	$2,539,300

E&C man-hours in backlog (in thousands)	12,600		12,600

As of December 28, 2007:
Power generation	$56,400	$1,476,600	$1,533,000
Oil refining	1,633,100	—	1,633,100
Pharmaceutical	41,400	—	41,400
Oil and gas	4,078,600	—	4,078,600
Chemical/petrochemical	1,988,000	—	1,988,000
Power plant operation and maintenance	—	121,800	121,800
Environmental	12,700	—	12,700
Other, net of eliminations	11,800	—	11,800

Total	$7,822,000	$1,598,400	$9,420,400

Foster Wheeler scope in backlog	$1,709,100	$1,585,500	$3,294,600

E&C man-hours in backlog (in thousands)	13,400		13,400

As of December 29, 2006:
Power generation	$122,000	$812,200	$934,200
Oil refining	1,736,400	—	1,736,400
Pharmaceutical	106,000	—	106,000
Oil and gas	901,700	—	901,700
Chemical/petrochemical	1,576,800	—	1,576,800
Power plant operation and maintenance	—	117,700	117,700
Environmental	61,700	—	61,700
Other, net of eliminations	(3,100)	—	(3,100)

Total	$4,501,500	$929,900	$5,431,400

Foster Wheeler scope in backlog	$1,611,500	$916,700	$2,528,200

E&C man-hours in backlog (in thousands)	11,600		11,600

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

Revenue Recognition

Revenues and profits on long-term contracts are recorded under the percentage-of-completion method.

Progress towards completion on fixed price contracts is measured based on physical completion of individual tasks for all contracts with a value of $5,000 or greater. For contracts with a value less than $5,000, progress toward completion is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method).

Progress towards completion on cost-reimbursable contracts is measured based on the ratio of quantities expended to total forecasted quantities, typically man-hours. Incentives are also recognized on a percentage-of-completion basis when the realization of an incentive is assessed as probable. We include flow-through costs consisting of materials, equipment or subcontractor services as both operating revenues and cost of operating revenues on cost-reimbursable contracts when we have overall responsibility as the contractor for the engineering specifications and procurement or procurement services for such costs. There is no contract profit impact of flow-through costs as they are included in both operating revenues and cost of operating revenues.

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

The actual project results can be significantly different from the estimated results. When adjustments are identified near or at the end of a project, the full impact of the change in estimate is recognized as a change in the profit on the contract in that period. This can result in a material impact on our results for a single reporting period. We review all of our material contracts on a monthly basis and revise our estimates as appropriate for developments such as earning project incentive bonuses, incurring or expecting to incur contractual liquidated damages for performance or schedule issues, providing services and purchasing third-party materials and equipment at costs differing from those previously estimated and testing completed facilities, which, in turn, eliminates or confirms completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and, therefore, tend to be earned late in a project’s life cycle.

Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit. In the period in which a change in estimate is recognized, the cumulative impact of that change is recorded based on progress achieved through the period of change. There were 33, 38, and 29 separate projects that had final estimated contract profit revisions whose impact on contract profit exceeded $1,000 in fiscal years 2008, 2007, and 2006, respectively. The changes in final estimated contract profits resulted in a net increase/(decrease) of $26,700, $35,100, and $(5,700) to reported contract profit for fiscal years 2008, 2007, and 2006, respectively, relating to the revaluation of work performed on contracts in prior periods. The impact on contract profit is measured as of the beginning of each fiscal year and represents the incremental contract profit or loss that would have been recorded in prior periods had we been able to recognize in those periods the impact of the current period changes in final estimated profits.

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

United States

As of December 26, 2008, we had recorded total liabilities of $385,300 comprised of an estimated liability of $158,000 relating to open (outstanding) claims being valued and an estimated liability of $227,300 relating to future unasserted claims through year-end 2023. Of the total, $64,500 is recorded in accrued expenses and $320,800 is recorded in asbestos-related liability on the consolidated balance sheet.

Since year-end 2004, we have worked with Analysis Research Planning Corporation, or ARPC, nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at year-end for the next 15 years. Based on its review of fiscal year 2008 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability be updated as of fiscal year-end 2008. Accordingly, we developed a revised estimate of our aggregate indemnity and defense costs through fiscal year 2023 considering the advice of ARPC. In fiscal year 2008, we revalued our liability for asbestos indemnity and defense costs through fiscal year 2023 to $385,300, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a charge of $42,700 in fiscal year 2008 resulting primarily from increased asbestos defense costs projected through year-end 2023.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type — mesothelioma, lung cancer, and non-malignancies — and the breakdown of known and future claims into disease type — mesothelioma, lung cancer or non-malignancies. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through fiscal year 2023, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after fiscal year 2023, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after fiscal year 2023. Historically, defense costs have represented approximately 30% of total defense and indemnity costs. Through December 26, 2008, cumulative indemnity costs paid, prior to insurance recoveries, were approximately $658,000 and total defense costs paid were approximately $286,300.

As of December 26, 2008, we had recorded assets of $284,800, which represents our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through fiscal year 2023; $38,200 of this asset is recorded within accounts and notes receivable-other, and $246,600 is recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The asbestos-related asset recorded within accounts and notes receivable-other as of December 26, 2008 reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The recorded asbestos-related insurance recovery receivable includes an estimate of recoveries from insurers in the unsettled insurance coverage litigation referred to below based upon the application of New Jersey law to certain insurance coverage issues and assumptions relating to cost allocation and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers. Such amounts have not been discounted for the time value of money.

Since fiscal year-end 2005, we have worked with Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimates including the expected timing of payments and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset as of December 26, 2008. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset as of December 26, 2008.

As of December 26, 2008, we estimated the value of our unsettled asbestos insurance asset related to ongoing litigation in New York state court with our subsidiaries’ insurers at $24,800. The litigation relates to the amounts of insurance coverage available for asbestos-related claims and the proper allocation of the coverage among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.

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

We have considered the asbestos litigation and the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that, except for those insurers that have become insolvent for which a reserve has been provided, the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. The overall historic average combined indemnity and defense cost per resolved claim through December 26, 2008 has been approximately $2.7. The average cost per resolved claim is increasing and we believe will continue to increase in the future.

We plan to update our forecasts periodically to take into consideration our experience and other considerations to update our estimate of future costs and expected insurance recoveries. The estimate of the liabilities and assets related to asbestos claims and recoveries is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainties as to the ultimate number and type of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies with asbestos claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. Increases in the number of claims filed or costs to resolve those claims could cause us to increase further the estimates of the costs associated with asbestos claims and could have a material adverse effect on our financial condition, results of operations and cash flows.

The following chart reflects the sensitivities in the fiscal year 2008 consolidated financial statements associated with a change in certain estimates used in relation to the U.S. asbestos-related liabilities.

Approximate Change
Changes (Increase or Decrease) in Assumption:	in Liability

One-percentage point change in the inflation rate related to the indemnity and defense costs	$21,900
Twenty-five percent change in average indemnity settlement amount	59,800
Twenty-five percent change in forecasted number of new claims	56,900

Based on the fiscal year-end 2008 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $59,800 as described above and the impact on expense would be dependent upon available additional insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge in the statement of operations in the range of approximately 70% to 80% of the increase in the liability. Long-term cash flows would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of this 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries will decline.

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

United Kingdom

As of December 26, 2008, we had recorded total liabilities of $37,800 comprised of an estimated liability relating to open (outstanding) claims of $8,400 and an estimated liability relating to future unasserted claims through fiscal year 2023 of $29,400. Of the total, $2,800 was recorded in accrued expenses and $35,000 was recorded in asbestos-related liability on the consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $2,800 was recorded in accounts and notes receivable-other and $35,000 was recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling was reversed by legislation, the asbestos liability and related asset recorded in the U.K. would be approximately $51,500.

Defined Benefit Pension and Other Postretirement Benefit Plans

We have defined benefit pension plans in the United States, the United Kingdom, Canada, France, and Finland and we have other postretirement benefit plans for health care and life insurance benefits in the United States and Canada. The U.S. plans, which are frozen to new entrants and additional benefit accruals, and the Canadian, Finnish and French plans, are non-contributory. The U.K. plan, which is closed to new entrants, is contributory. Additionally, one of our subsidiaries in the United States also has a benefit plan which provides coverage for an employee’s beneficiary upon the death of the employee. This plan has been closed to new entrants since 1988.

We adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106, and 132(R),” on December 29, 2006, the last day of fiscal year 2006. SFAS No. 158 requires us to recognize the funded status of each of our defined benefit pension and other postretirement benefit plans on the consolidated balance sheet. SFAS No. 158 also requires us to recognize any gains or losses, which are not recognized as a component of annual service cost, as a component of comprehensive income, net of tax. Upon adoption of SFAS No. 158, we recorded net actuarial losses, prior service cost/(credits) and a net transition asset as a net charge to accumulated other comprehensive loss on the consolidated balance sheet. Please refer to Note 8 of the consolidated financial statements in this annual report on Form 10-K for more information.

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

The following table summarizes the estimates used for our defined benefit pension plans for fiscal years 2008, 2007, and 2006:

	Fiscal Years Ended
	December 26, 2008			December 28, 2007			December 29, 2006
	United	United		United	United		United	United
	States	Kingdom	Other	States	Kingdom	Other	States	Kingdom	Other

Weighted-average assumptions — net periodic benefit cost:
Discount rate	6.31%	5.74%	5.24%	5.81%	5.14%	4.50%	5.45%	4.86%	4.60%
Long-term rate of return	7.90%	6.86%	7.00%	8.00%	6.94%	7.50%	8.00%	6.84%	7.50%
Salary growth	N/A	4.28%	3.10%	N/A	3.83%	2.35%	N/A	3.84%	3.21%
Weighted-average assumptions — projected benefit obligations:
Discount rate	6.23%	6.21%	6.39%	6.31%	5.72%	5.30%
Salary growth	N/A	3.53%	3.17%	N/A	4.12%	3.47%

N/A — Not applicable as plan is frozen and future salary levels do not affect benefits payable.

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

The following tables reflect the sensitivities in the consolidated financial statements associated with a change in certain estimates used in relation to the United States and the United Kingdom defined benefit pension plans. Each of the sensitivities below reflects an evaluation of the change based solely on a change in that particular estimate.

	Approximate Increase (Decrease)
		Impact on 2009
	Impact on Liabilities	Benefit Cost

U.S. Pension Plans:
One-tenth of a percentage point increase in the discount rate	$(3,037)	$19
One-tenth of a percentage point decrease in the discount rate	3,065	(22)
One-tenth of a percentage point increase in the expected return on plan assets	—	(217)
One-tenth of a percentage point decrease in the expected return on plan assets	—	217
U.K. Pension Plans:
One-tenth of a percentage point increase in the discount rate	$(8,896)	$(1,289)
One-tenth of a percentage point decrease in the discount rate	8,896	1,302
One-tenth of a percentage point increase in the expected return on plan assets	—	(656)
One-tenth of a percentage point decrease in the expected return on plan assets	—	656

As of December 26, 2008, our defined benefit pension plans had net actuarial losses of $467,700, which were recognized in accumulated other comprehensive loss on the consolidated balance sheet. The net actuarial losses reflect differences between expected and actual plan experience and changes in actuarial assumptions, all of which occurred over time. These net actuarial losses, to the extent not offset by future actuarial gains, will result in increases in our future pension costs depending on several factors, including whether such losses exceed the corridor in which losses are not amortized. The net actuarial losses outside the corridor are amortized over the expected remaining service periods of active participants for the non-U.S. plans (9 years for the U.K. plans, 11 years for the Canadian plan and 19 years for the Finnish plan) and average life expectancy of participants for the U.S. plans (approximately 26 years) since benefits are frozen. In addition, our defined benefit pension plans had prior service costs of $68,500, which were recognized in accumulated other comprehensive loss on the consolidated balance sheet as of December 26, 2008. The prior service costs are amortized over schedules established at the date of each plan change (9 years for the U.K. plans). The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $20,300 and $7,300, respectively.

A one-tenth of a percentage point decrease in the funding rates, used for calculating future funding requirements to the U.S. plans through 2013, would increase aggregate contributions over the next five years by approximately $1,400, while an increase by one-tenth of a percentage point would decrease aggregate contributions by approximately $14,300.

A one-tenth of a percentage point decrease in the funding rates, used for calculating future funding requirements to the U.K. plans through 2013, would increase aggregate contributions over the next five years by approximately $5,800, while an increase by one-tenth of a percentage point would decrease aggregate contributions by approximately $4,500.

The following table summarizes the estimates used for our other postretirement benefit plans for fiscal years 2008, 2007, and 2006:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Weighted-average assumptions — net periodic postretirement benefit cost:
Discount rate	6.23%	5.73%	5.39%
Weighted-average assumptions — accumulated postretirement benefit obligation:
Discount rate	6.28%	6.20%

The discount rate is developed using a market-based approach that matches our projected benefit payments to a spot yield curve of high-quality corporate bonds. Changes in the discount rate from period-to-period were generally due to changes in long-term interest rates.

As of December 26, 2008, our other postretirement benefit plans had net actuarial losses of $14,200, which were recognized in accumulated other comprehensive loss on the consolidated balance sheet. The net actuarial losses outside the corridor are amortized over the average life expectancy of inactive participants (17 years) because benefits are frozen. In addition, our other postretirement benefit plans had prior service credits of $37,300, which were recognized in accumulated other comprehensive loss on the consolidated balance sheet as of December 26, 2008. The prior service credits are amortized over schedules established at the date of each plan change (9 years). The estimated net actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost over the next fiscal year are $1,000 and $4,600, respectively.

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

Compensation cost for our share-based plans of $15,800, $7,100 and $16,500 was charged against income for fiscal years 2008, 2007 and 2006, respectively. The related income tax benefit recognized in the consolidated statements of operations and comprehensive income was $300, $200 and $300 for fiscal years 2008, 2007 and 2006, respectively. We received $2,800, $18,100 and $17,600 in cash from option exercises under our share-based compensation plans for fiscal years 2008, 2007 and 2006, respectively.

As of December 26, 2008, there was $20,800 and $21,800 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those costs are expected to be recognized over a weighted-average period of approximately 30 months.

We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model, which incorporates assumptions regarding a number of complex and subjective variables. We then recognize the fair value of each option as compensation cost ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

•	Expected volatility — we estimate the volatility of our common share price at the date of grant using historical volatility adjusted for periods of unusual stock price activity.

•	Expected term — we estimate the expected term of options using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”

•	Risk-free interest rate — we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

•	Dividends — we use an expected dividend yield of zero because we have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends.

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

Goodwill and Intangible Assets

At least annually, we evaluate goodwill for potential impairment, as prescribed by SFAS No. 142, “Goodwill and Other Intangible Assets.” We test for impairment at the reporting unit level as defined in SFAS No. 142. This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is estimated based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each year, we evaluate goodwill at each reporting unit to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Goodwill of $50,900 and intangible assets of $12,300 relate to our Global Power Group’s European operations that have experienced a number of performance related issues. Should the performance of this unit deteriorate in the future, it is possible that these amounts could become impaired requiring a write-down of the carrying values. In fiscal year 2008, the evaluation indicated that no adjustment to the carrying value of goodwill or intangible assets of our Global Power Group’s European operations was required.

In fiscal year 2007, we recorded a goodwill impairment charge of $2,400 based on discounted cash flows in connection with the decision to wind down the operations of one of our U.S. reporting units.

Income Taxes

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

For statutory purposes, the majority of the deferred tax assets for which a valuation allowance is provided as of December 26, 2008 do not begin to expire until 2024 or later, based on the current tax laws. We have a valuation allowance of $318,700 recorded as of December 26, 2008.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48)”, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. We adopted the provisions of FIN 48 on December 30, 2006, the first day of fiscal year 2007. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on the derecognition of the benefit of an uncertain tax position, classification of the unrecognized tax benefits in the balance sheet, accounting for and classification of interest and penalties on income tax uncertainties, accounting in interim periods and disclosures.

Our subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and numerous non-U.S. jurisdictions around the world. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by the various jurisdictions in which we operate. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in certain jurisdictions may expire without examination within the 12-month period from the balance sheet date. As a result, we expect recurring changes in unrecognized tax benefits due to the expiration of the statute of limitations, none of which are expected to be individually significant. With few exceptions, we are no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before fiscal year 2003.

During fiscal year 2008, we settled a tax audit in the Asia Pacific region which resulted in a $3,200 reduction of unrecognized tax benefits and a corresponding reduction in the provision for income taxes. A number of tax years are also under audit by the relevant state and non-U.S. tax authorities. We anticipate that several of these audits may be concluded in the foreseeable future, including in fiscal year 2009. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the impact of this change at this time.

As a result of the adoption of FIN 48, we recognized a $4,400 reduction in the opening balance of our shareholders’ equity as of December 30, 2006. This resulted from changes in the amount of tax benefits recognized related to uncertain tax positions and the accrual of interest and penalties.

As of December 26, 2008, we had $48,700 of unrecognized tax benefits, of which $48,400 would, if recognized, affect our effective tax rate, before existing valuation allowance considerations.

We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations. We recorded net interest expense and net penalties totaling $(1,200) and $2,700, in fiscal years 2008 and 2007, respectively, of which the net penalties in fiscal year 2008 is net of $5,000 of previously accrued tax penalties which were ultimately not assessed. As of December 26, 2008, $21,500 was accrued for the payment of interest and penalties.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R replaces SFAS No. 141, “Business Combinations” and changes the accounting treatment for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. Most of the provisions of SFAS No. 141R apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. Based on the acquisitions we have completed in the past, the adoption of SFAS No. 141R will not have a material impact on our financial position and results of operations. If, in the future, we make material acquisitions SFAS No. 141R may have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 amends the accounting and reporting standards for the noncontrolling interest in a subsidiary (often referred to as “minority interest”) and for the deconsolidation of a subsidiary. Under SFAS No. 160, the noncontrolling interest in a subsidiary is reported as equity in the parent company’s consolidated financial statements. SFAS No. 160 also requires that the parent company’s consolidated statement of operations include both the parent and noncontrolling interest share of the subsidiary’s statement of operations. Formerly, the noncontrolling interest share was shown as a reduction of income on the parent’s consolidated statement of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 is to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied; however, presentation and disclosure requirements shall be applied retrospectively for all periods presented. Upon our adoption of SFAS No. 160 as of the beginning of fiscal year 2009, we will (i) reclassify our minority interest liability to a separate section entitled “noncontrolling interests” within total equity on our consolidated balance sheet, which will increase total equity by $28,700, $31,800 and $29,900 as of December 26, 2008, December 28, 2007 and December 29, 2006, respectively; (ii) remove minority interest expense from the determination of total net income on our consolidated statement of operations, which will increase total net income by $7,200, $5,600 and $4,800 for the fiscal years ended December 26, 2008, December 28, 2007 and December 29, 2006, respectively; (iii) include minority interest expense in the determination of net income attributable to Foster Wheeler AG (as successor parent to Foster Wheeler Ltd. — please see Note 21 to the consolidated financial statements in this annual report on Form 10-K for further information related to the Redomestication) and earnings per registered share, formerly earnings per common share in the consolidated financial statements of Foster Wheeler Ltd., on the consolidated statement of operations, which will correspond to the net income and earnings per common share figures previously reported.

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

In December 2008, the FASB issued FASB Staff Position No. FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 will expand the disclosures regarding investments held by employer-sponsored defined benefit pension plans and other postretirement plans, with the purpose of providing additional information related to the valuation methodologies for these assets similar to the valuation methodologies defined in SFAS No. 157. Additionally, FSP FAS 132(R)-1 will require disclosures on how investment allocation decisions are made as well as significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. We will amend our disclosures accordingly in our 2009 consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(amounts in thousands of dollars)

Interest Rate Risk — We are exposed to changes in interest rates should we need to borrow under our domestic senior credit agreement (there were no such borrowings as of December 26, 2008 and, based on current operating plans and cash flow forecasts, none are expected in fiscal year 2009) and, to a limited extent, under our variable rate special-purpose limited recourse project debt for any portion of the debt for which we have not entered into a fixed rate swap agreement. If average market rates are 100-basis points higher in the next twelve months, our interest expense for such period of time would increase, and our income before income taxes would decrease, by approximately $400. This amount has been determined by considering the impact of the hypothetical interest rates on our variable rate borrowings as of December 26, 2008 and does not reflect the impact of interest rate changes on outstanding debt held by certain of our equity interests since such debt is not consolidated on our balance sheet.

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

At December 26, 2008, our primary foreign currency forward exchange contracts are set forth below:

		Hedged Foreign	Notional Amount of	Notional Amount of
		Currency Exposure	Forward Buy Contracts	Forward Sell Contracts
Currency Hedged	Functional	(in equivalent	(in equivalent	(in equivalent
(bought or sold forward)	Currency	U.S. dollars)	U.S. dollars)	U.S. dollars)

Euro	British pound	$770	$—	$770
	Canadian dollar	1,168	1,168	—
	Chilean peso	1,051	—	1,051
	Chinese renminbi	1,523	—	1,523
Australian dollar	British pound	12,717	—	12,717
British pound	Singapore dollar	2,488	—	2,488
	Thai baht	131	131	—
Canadian dollar	Euro	4,714	4,714	—
Chinese renminbi	U.S. dollar	108,712	108,712	—
Polish zloty	Euro	71,112	71,112	—
South African rand	British pound	3,407	—	3,407
U.S. dollar	British pound	113,103	3,254	109,849
	Chinese renminbi	22,297	—	22,297
	Euro	33,138	14,293	18,845

	Total	$376,331	$203,384	$172,947

The notional amount provides one measure of the transaction volume outstanding as of year-end. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contracts mature between fiscal years 2009 and 2011. Increases in fair value of the currencies sold forward result in losses while increases in the fair value of the currencies bought forward result in gains. The contracts have been established by various international subsidiaries to sell a variety of currencies and receive their respective functional currency or other currencies for which they have payment obligations to third-parties. Please refer to Note 16 to the consolidated financial statements in this annual report on Form 10-K for further information regarding derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler AG:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Foster Wheeler Ltd. and its subsidiaries (“the Company”) at December 26, 2008 and December 28, 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of the Company’s Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for pension and other postretirement benefits in fiscal year 2006. As discussed in Note 1 and Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal year 2007.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 24, 2009

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars, except per share amounts)

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Operating revenues	$6,854,290	$5,107,243	$3,495,048
Cost of operating revenues	(5,958,644)	(4,362,922)	(2,987,261)

Contract profit	895,646	744,321	507,787
Selling, general and administrative expenses	(283,883)	(246,237)	(225,330)
Other income, net	53,001	61,410	48,610
Other deductions, net	(54,382)	(45,540)	(45,453)
Interest income	44,743	35,627	15,119
Interest expense	(17,621)	(19,855)	(24,944)
Minority interest in income of consolidated affiliates	(7,249)	(5,577)	(4,789)
Net asbestos-related (provision)/gain	(6,607)	6,145	100,131
Prior domestic senior credit agreement fees and expenses	—	—	(14,955)
Loss on debt reduction initiatives	—	—	(12,483)

Income before income taxes	623,648	530,294	343,693
Provision for income taxes	(97,028)	(136,420)	(81,709)

Net income	$526,620	$393,874	$261,984

Earnings per common share (see Note 1):
Basic	$3.73	$2.78	$1.82

Diluted	$3.68	$2.72	$1.72

See notes to consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)

	December 26,	December 28,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$773,163	$1,048,544
Short-term investments	2,448	—
Accounts and notes receivable, net:
Trade	608,994	580,883
Other	95,633	98,708
Contracts in process	241,135	239,737
Prepaid, deferred and refundable income taxes	31,667	36,532
Other current assets	37,146	39,979

Total current assets	1,790,186	2,044,383

Land, buildings and equipment, net	383,209	337,485
Restricted cash	22,737	20,937
Notes and accounts receivable — long-term	1,788	2,941
Investments in and advances to unconsolidated affiliates	210,776	198,346
Goodwill	62,165	53,345
Other intangible assets, net	59,874	61,190
Asbestos-related insurance recovery receivable	281,540	324,588
Other assets	82,223	93,737
Deferred income taxes	116,756	112,036

TOTAL ASSETS	$3,011,254	$3,248,988

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments on long-term debt	$24,375	$19,368
Accounts payable	365,347	372,531
Accrued expenses	303,813	331,814
Billings in excess of costs and estimated earnings on uncompleted contracts	750,233	744,236
Income taxes payable	44,846	55,824

Total current liabilities	1,488,614	1,523,773

Long-term debt	192,989	185,978
Deferred income taxes	66,114	81,008
Pension, postretirement and other employee benefits	320,959	290,741
Asbestos-related liability	355,779	376,803
Other long-term liabilities	157,933	185,143
Minority interest	28,718	31,773
Commitments and contingencies

TOTAL LIABILITIES	2,611,106	2,675,219

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	7,586	2,728

TOTAL TEMPORARY EQUITY	7,586	2,728

Shareholders’ Equity:
Preferred shares:
$0.01 par value; authorized: December 26, 2008 — 901,135 shares and December 28, 2007 — 901,943 shares; issued and outstanding: December 26, 2008 — 1,079 shares and December 28, 2007 — 1,887 shares	—	—
Common shares:
$0.01 par value; authorized: December 26, 2008 — 296,007,818 shares and December 28, 2007 — 296,007,011 shares; issued and outstanding: December 26, 2008 - 126,177,611 shares and December 28, 2007 — 143,877,804 shares	1,262	1,439
Paid-in capital	914,063	1,385,311
Accumulated deficit	(27,975)	(554,595)
Accumulated other comprehensive loss	(494,788)	(261,114)

TOTAL SHAREHOLDERS’ EQUITY	392,562	571,041

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$3,011,254	$3,248,988

See notes to consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands of dollars, except share data)

	Fiscal Years Ended
	December 26,		December 28,		December 29,
	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount

Preferred Shares:
Balance at beginning of year	1,887	$—	3,658	$—	4,195	$—
Preferred shares converted into common shares	(808)	—	(1,771)	—	(537)	—

Balance at end of year	1,079	$—	1,887	$—	3,658	$—

Common Shares:
Balance at beginning of year	143,877,804	$1,439	138,182,948	$1,382	114,924,524	$1,150
Retirement of common shares purchased under common share repurchase program	(18,098,519)	(181)	—	—	—	—
Issuance of common shares upon exercise of common share purchase warrants	88,762	1	1,801,798	18	16,888,556	169
Issuance of common shares upon equity-for-debt exchanges	—	—	—	—	2,555,800	26
Issuance of common shares upon exercise of stock options	142,038	1	2,976,020	30	3,046,430	30
Issuance of common shares related to restricted awards	62,486	1	686,818	7	701,614	7
Cancellation of common shares upon forfeiture of restricted awards	—	—	—	—	(4,952)	—
Issuance of common shares upon conversion of preferred shares	105,040	1	230,220	2	70,976	—

Balance at end of year	126,177,611	$1,262	143,877,804	$1,439	138,182,948	$1,382

Paid-in Capital:
Balance at beginning of year		$1,385,311		$1,348,800		$1,186,943
Retirement of common shares purchased under common share repurchase program		(485,408)		—		—
Issuance of common shares upon exercise of common share purchase warrants		413		8,430		75,514
Issuance of common shares upon equity-for-debt exchanges		—		—		58,737
Issuance of common shares upon exercise of stock options		2,790		18,046		17,565
Issuance of common shares related to restricted awards		(1)		(7)		(7)
Share-based compensation expense-stock options and restricted awards		10,909		5,350		15,491
Excess tax benefit related to share-based compensation		50		4,694		2,915
Reclassification of unearned compensation balance upon adoption of SFAS No. 123R		—		—		(8,358)
Issuance of common shares upon conversion of preferred shares		(1)		(2)		—

Balance at end of year		$914,063		$1,385,311		$1,348,800

Accumulated Deficit:
Balance at beginning of year		$(554,595)		$(944,113)		$(1,206,097)
Cumulative effect of adoption of FIN 48		—		(4,356)		—

Balance at beginning of year, as adjusted		(554,595)		(948,469)		(1,206,097)
Net income for the year		526,620		393,874		261,984

Balance at end of year		$(27,975)		$(554,595)		$(944,113)

Accumulated Other Comprehensive Loss:
Balance at beginning of year		$(261,114)		$(343,342)		$(314,796)
Foreign currency translation adjustments		(68,747)		31,939		31,612
Net (losses)/gains on derivative instruments designated as cash flow hedges (net of tax benefit/(provision): 2008 — $3,280; 2007 — $(432); 2006 — $(203))		(8,645)		1,331		342
Defined benefit pension and other postretirement plans:
Adjustment resulting from the adoption of SFAS No. 158 (net of tax benefit: 2006 — $54,364)		—		—		(100,587)
Pension and other postretirement benefits (net of tax benefit/ (provision): 2008 — $8,278; 2007 — $(12,635); 2006 — $(4,674))		(156,282)		48,958		40,087

Balance at end of year		$(494,788)		$(261,114)		$(343,342)

Unearned Compensation:
Balance at beginning of year		$—		$—		$(8,358)
Reclassification of unearned compensation balance upon adoption of SFAS No. 123R		—		—		8,358

Balance at end of year		$—		$—		$—

Total Shareholders’ Equity		$392,562		$571,041		$62,727

See notes to consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in thousands of dollars)

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Net income	$526,620	$393,874	$261,984
Foreign currency translation adjustments	(68,747)	31,939	31,612
Net (losses)/gains on derivative instruments designated as cash flow hedges (net of tax benefit/(provision): 2008 — $3,280; 2007 — $(432); 2006 — $(203))	(8,645)	1,331	342
Pension and other postretirement benefits (net of tax benefit/ (provision): 2008 — $8,278; 2007 — $(12,635); 2006 — $(4,674))	(156,282)	48,958	40,087

Comprehensive income	$292,946	$476,102	$334,025

See notes to consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars, except share data)

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$526,620	$393,874	$261,984
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	44,798	41,691	30,877
Net asbestos-related provision/(gains)	42,727	7,374	(66,603)
Loss on debt reduction initiatives	—	—	5,206
Prior domestic senior credit agreement fees and expenses	—	—	9,488
Share-based compensation expense-stock options and restricted awards	15,766	7,095	16,474
Excess tax benefit related to share-based compensation	(50)	(4,694)	(2,796)
Deferred tax (benefit)/provision	(35,060)	31,937	14,302
Loss/(gain) on sale of assets	1,107	(7,657)	(1,464)
Equity in the net earnings of partially-owned affiliates, net of dividends	(10,352)	(18,897)	(7,837)
Other noncash items	(2,302)	(669)	(3,257)
Changes in assets and liabilities:
Increase in receivables	(105,591)	(83,930)	(225,158)
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	15,817	25,833	177,350
Increase in accounts payable and accrued expenses	35,509	123,968	39,908
(Decrease)/increase in income taxes payable	(778)	(7,295)	27,614
Decrease in pension, postretirement and other employee benefits	(89,364)	(48,403)	(17,707)
Net change in asbestos-related assets and liabilities	(19,362)	(32,559)	(27,017)
Net change in other assets and liabilities	9,441	647	33,595

Net cash provided by operating activities	428,926	428,315	264,959

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(14,856)	(6,319)	457
Change in restricted cash	(2,800)	(856)	8,940
Capital expenditures	(103,965)	(51,295)	(30,293)
Proceeds from sale of assets	831	7,567	1,914
Investments in and advances to unconsolidated affiliates	(7,620)	(1,382)	(6,573)
Return of investment from unconsolidated affiliates	2,330	6,324	—
Increase in short-term investments	(2,504)	—	—

Net cash used in investing activities	(128,584)	(45,961)	(25,555)

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars, except share data)
(Continued)

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase and retirement of common shares	(485,589)	—	—
Distributions to minority third-party ownership interests	(9,625)	(5,179)	(3,248)
Proceeds from common share purchase warrant exercises	414	8,448	75,683
Proceeds from stock option exercises	2,791	18,076	17,595
Excess tax benefit related to share-based compensation	50	4,694	2,796
Payment of deferred financing costs	—	—	(5,710)
Proceeds from issuance of short-term debt	3,658	—	—
Proceeds from issuance of long-term debt	50,939	15,628	2,138
Repayment of long-term debt and capital lease obligations	(28,742)	(6,598)	(90,082)

Net cash (used in)/provided by financing activities	(466,104)	35,069	(828)

Effect of exchange rate changes on cash and cash equivalents	(109,619)	20,234	21,642

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(275,381)	437,657	260,218
Cash and cash equivalents at beginning of year	1,048,544	610,887	350,669

CASH AND CASH EQUIVALENTS AT END OF YEAR	$773,163	$1,048,544	$610,887

Cash paid during the year for:
Interest (net of amount capitalized)	$13,436	$13,384	$25,102

Income taxes	$130,147	$111,279	$38,611

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

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements include the financial position of Foster Wheeler Ltd., a Bermuda corporation, and its subsidiaries at December 26, 2008 and December 28, 2007, and the results of their operations and their cash flows for fiscal years 2008, 2007 and 2006.

Subsequent to the fiscal year ended December 26, 2008, at a special court-ordered meeting of common shareholders held on January 27, 2009, the common shareholders of Foster Wheeler Ltd. approved a scheme of arrangement under Bermuda law. On February 9, 2009, after receipt of the approval of the scheme of arrangement by the Supreme Court of Bermuda and the satisfaction of certain other conditions, the transactions contemplated by the scheme of arrangement were effected. Pursuant to the scheme of arrangement, among other things, all previously outstanding whole common shares of Foster Wheeler Ltd. were cancelled and the common shareholders of Foster Wheeler Ltd. became common shareholders of Foster Wheeler AG, a Swiss corporation, and Foster Wheeler Ltd. became a wholly-owned subsidiary of Foster Wheeler AG, a holding company that owns the stock of its various subsidiary companies. The steps of the scheme of arrangement together with certain related transactions, which are collectively referred to throughout the Notes to the consolidated financial statements as the “Redomestication,” effectively changed our place of incorporation from Bermuda to the Canton of Zug, Switzerland. Please see Note 21 for further information related to the Redomestication including summary pro forma financial information as of December 26, 2008.

Principles of Consolidation — The consolidated financial statements include the accounts of Foster Wheeler Ltd. and all significant U.S. and non-U.S. subsidiaries as well as certain entities in which we have a controlling interest. Intercompany transactions and balances have been eliminated.

Our fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for U.S. operations and December 31 for non-U.S. operations. For U.S. operations, fiscal years 2008, 2007 and 2006 included 52 weeks. See Note 21 for further information related to the Redomestication.

Capital Alterations — See above “— Basis of Presentation” and Note 21 for further information related to the Redomestication.

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

Revenue Recognition on Long-Term Contracts — Revenues and profits on long-term contracts are recorded under the percentage-of-completion method.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

Progress towards completion on fixed price contracts is measured based on physical completion of individual tasks for all contracts with a value of $5,000 or greater. For contracts with a value less than $5,000, progress toward completion is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method).

Progress towards completion on cost-reimbursable contracts is measured based on the ratio of quantities expended to total forecasted quantities, typically man-hours. Incentives are also recognized on a percentage-of-completion basis when the realization of an incentive is assessed as probable. We include flow-through costs consisting of materials, equipment or subcontractor services as both operating revenues and cost of operating revenues on cost-reimbursable contracts when we have overall responsibility as the contractor for the engineering specifications and procurement or procurement services for such costs. There is no contract profit impact of flow-through costs as they are included in both operating revenues and cost of operating revenues.

Contracts in process are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts.

At any point, we have numerous contracts in progress, all of which are at various stages of completion. Accounting for revenues and profits on long-term contracts requires estimates of total estimated contract costs and estimates of progress toward completion to determine the extent of revenue and profit recognition. These estimates may be revised as additional information becomes available or as specific project circumstances change. We review all of our material contracts on a monthly basis and revise our estimates as appropriate for developments such as earning project incentive bonuses, incurring or expecting to incur contractual liquidated damages for performance or schedule issues, providing services and purchasing third-party materials and equipment at costs differing from those previously estimated and testing completed facilities, which, in turn, eliminates or confirms completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and, therefore, tend to be earned late in a project’s life cycle.

Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit. In the period in which a change in estimate is recognized, the cumulative impact of that change is recorded based on progress achieved through the period of change. There were 33, 38 and 29 separate projects that had final estimated contract profit revisions whose impact on contract profit exceeded $1,000 in fiscal years 2008, 2007 and 2006, respectively. The changes in final estimated contract profits resulted in a net increase/(decrease) of $26,720, $35,150 and $(5,670) to reported contract profit for fiscal years 2008, 2007 and 2006, respectively, relating to the revaluation of work performed on contracts in prior periods. Please see Note 17 for further information related to changes in final estimated contract profits.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims in accordance with paragraph 65 of Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, which states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Under SOP 81-1, those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. As of December 26, 2008, our consolidated financial statements assumed recovery of commercial claims of $11,200, of which all was expended. As of December 28, 2007, our consolidated financial statements assumed recovery of commercial claims of $22,200, of which $3,700 was yet to be expended.

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. We had no deferred pre-contract costs as of December 26, 2008 or December 28, 2007.

Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the corresponding service contracts.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments with original maturities of three months or less. Cash and cash equivalents of $622,907 and $800,036 were maintained by our non-U.S. subsidiaries as of December 26, 2008 and December 28, 2007, respectively. These subsidiaries require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, a portion of these funds may not be readily available for repatriation to U.S. entities.

Short-Term Investments — Short-term investments primarily consist of deposits with maturities in excess of three months but less than one year. Short-term investments are carried at cost which approximates fair value.

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

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method. We had inventories of $15,142 and $15,861 as of December 26, 2008 and December 28, 2007, respectively. Such amounts are recorded within other current assets on the consolidated balance sheet.

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

Restricted Cash — The following table details the restricted cash held:

	December 26, 2008			December 28, 2007
	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total

Held by special-purpose entities and restricted for debt service payments	$14,493	$286	$14,779	$5,766	$257	$6,023
Held to collateralize letters of credit and bank guarantees	670	—	670	6,800	—	6,800
Client dedicated accounts	5,531	1,757	7,288	6,787	1,327	8,114

Total	$20,694	$2,043	$22,737	$19,353	$1,584	$20,937

Investments in and Advances to Unconsolidated Affiliates — We use the equity method of accounting for affiliates in which our investment ownership ranges from 20% to 50% unless significant economic or governance considerations indicate that we are unable to exert significant influence in which case the cost method is used. The equity method is also used for affiliates in which our investment ownership is greater than 50% but we do not have a controlling interest. Currently, all of our significant investments in affiliates that are not consolidated are recorded using the equity method. Affiliates in which our investment ownership is less than 20% and where we are unable to exert significant influence are carried at cost.

Intangible Assets — Intangible assets consist principally of goodwill, trademarks and patents. Goodwill is allocated to our reporting units on a relative fair value basis at the time of the original purchase price allocation. Patents and trademarks are amortized on a straight-line basis over periods of 3 to 40 years. Customer relationships and backlog are amortized on a straight-line basis over periods of 1 to 12 years.

We test goodwill for impairment at the reporting unit level as defined in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is estimated based on discounted future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each fiscal year, we evaluate goodwill at each reporting unit to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

We had total net goodwill of $62,165 and $53,345, as of December 26, 2008 and December 28, 2007, respectively. Of the $62,165 of goodwill as of December 26, 2008, $50,876 is related to our global power business group and $11,289 is related to our global engineering and construction group. The increase in goodwill of $8,820 resulted from an increase of $12,133 related to acquisitions and $(3,313) from changes in foreign currency exchange rates. In fiscal year 2008, the fair value of all reporting units exceeded the carrying amounts. In fiscal year 2007, the fair value of all reporting units exceeded the carrying amounts except for a U.S. reporting unit, where a goodwill impairment charge of $2,401 was recorded related to winding down of certain operations.

We had total unamortized identifiable intangible assets of $59,874 and $61,190 as of December 26, 2008 and December 28, 2007, respectively. Of the $59,874 of identifiable intangible assets as of December 26, 2008, $56,743 is related to our global power business group and $3,131 is related to our global engineering and construction business group. The following table details amounts relating to our identifiable intangible assets:

	December 26, 2008			December 28, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents	$39,180	$(23,024)	$16,156	$39,375	$(21,026)	$18,349
Trademarks	63,347	(22,543)	40,804	63,344	(20,503)	42,841
Customer relationships and backlog	3,592	(678)	2,914	—	—	—

Total	$106,119	$(46,245)	$59,874	$102,719	$(41,529)	$61,190

Amortization expense related to identifiable intangible assets, which is recorded within cost of operating revenues on the consolidated statement of operations, totaled $4,716, $3,649 and $3,581 for fiscal years 2008, 2007 and 2006, respectively. Amortization expense is expected to be approximately $4,600 in fiscal year 2009 and approximately $4,300 in each of the fiscal years 2010 through 2013.

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

We do not make a provision for U.S. federal income taxes on non-U.S. subsidiary earnings if we expect such earnings to be permanently reinvested outside the United States. Unremitted earnings of non-U.S. subsidiaries, that have been, or are intended to be, permanently reinvested (and for which no federal income tax has been provided) aggregated $197,352 as of December 26, 2008. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48)”, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we recognize the tax benefit from an uncertain

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

Foreign Currency — The functional currency of our non-U.S. operations is the local currency of their country of domicile. Assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at period-end exchange rates with the resulting translation adjustment recorded as a separate component within accumulated other comprehensive loss. Income and expense accounts and cash flows are translated at weighted-average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other deductions, net on our consolidated statement of operations. The net balance of our foreign currency transaction gains and losses for fiscal years 2008, 2007 and 2006 were as follows:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Net foreign currency transaction losses	$(16,543)	$(2,640)	$(1,719)

Net foreign currency transaction losses, net of tax	$(10,753)	$(1,716)	$(1,117)

Interest Rate Risk — We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. Certain of our affiliates in which we have an equity interest also use interest rate swap contracts to manage interest rate risk associated with their limited recourse project debt. Upon entering into the swap contracts, we designate the interest rate swaps as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We assess at inception, and on an ongoing basis, whether the interest rate swaps are highly effective in offsetting changes in the cash flows of the project debt. Consequently, we record the fair value of our interest rate swap contracts in our consolidated balance sheet at each balance sheet date. Changes in the fair value of the interest rate swap contracts are recorded as a component of comprehensive income on our consolidated statement of comprehensive income. As of December 26, 2008 and December 28, 2007, we had net (losses)/gains on the swap contracts of $(6,972) and $1,673, respectively, which were recorded net of tax benefit/(provision) of $2,645 and $(635), respectively, and were included in accumulated other comprehensive loss on the consolidated balance sheet.

Fair Value Measurements — During the fiscal year 2008, we adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial assets and liabilities, as well as for any other assets and liabilities that are required to be measured at fair value on a recurring basis. In February 2008, the FASB issued a partial one-year deferral of SFAS No. 157 for nonfinancial assets and liabilities that are only subject to fair value measurement on a nonrecurring basis. We have elected to defer the application of SFAS No. 157 for our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis until the fiscal year beginning December 27, 2008.

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

The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 26, 2008:

December 26,
2008

Assets:
Foreign currency forward contracts	$3,883
Liabilities:
Foreign currency forward contracts	21,711
Interest rate swap contracts	9,617

External Legal Fees — We incurred external legal fees, including those related to project claims, of $23,100, $20,504 and $17,328 for fiscal years 2008, 2007 and 2006, respectively, which are recorded in other deductions, net on our consolidated statement of operations. Legal fees, except those associated with our asbestos-related liability, are expensed as incurred.

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

Retirement of Common Shares under Common Share Repurchase Program — On September 12, 2008, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $750,000 of our outstanding common shares. In connection with the Redomestication, Foster Wheeler AG adopted a share repurchase program pursuant to which it is authorized to repurchase up to $264,800 of its outstanding registered shares and designate the repurchased shares for cancellation. The amount authorized for repurchase of registered shares under the Foster Wheeler AG program is equal to the amount that remained available for repurchases under the Foster Wheeler Ltd. program as of February 9, 2009, the date of the completion of the Redomestication. The Foster Wheeler AG program replaces the Foster Wheeler Ltd. program, and no further repurchases will be made under the Foster Wheeler Ltd. program. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of common shares. The program has no expiration date and may be suspended or discontinued at any time.

All common shares acquired under our common share repurchase program are immediately retired upon purchase. The common share value, on the consolidated balance sheet, is reduced for the par value of the retired common shares. Paid-in capital, on the consolidated balance sheet, is reduced for the excess of fair value and related fees paid above par value for the common shares acquired.

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

Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the reporting period, excluding non-vested restricted shares of 82,980, 165,960 and 659,262 as of December 26, 2008, December 28, 2007 and December 29, 2006, respectively. Restricted shares and restricted share units (collectively, “restricted awards”) are included in the weighted-average number of common shares outstanding when such restricted awards vest.

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

The computations of basic and diluted earnings per common share were as follows:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Net income	$526,620	$393,874	$261,984
Fair value of additional shares issued as part of warrant offers	—	—	(19,445)

Net income attributable to common shareholders	$526,620	$393,874	$242,539

Basic earnings per common share:
Net income attributable to common shareholders	$526,620	$393,874	$242,539
Weighted-average number of common shares outstanding for basic earnings per common share	141,149,590	141,661,046	132,996,384

Basic earnings per common share	$3.73	$2.78	$1.82

Diluted earnings per common share:
Net income attributable to common shareholders	$526,620	$393,874	$242,539
Weighted-average number of common shares outstanding for basic earnings per common share	141,149,590	141,661,046	132,996,384
Effect of dilutive securities:
Options to purchase common shares	1,228,170	1,082,254	2,997,096
Warrants to purchase common shares	574,591	1,790,072	3,443,376
Non-vested portion of restricted awards	151,679	214,850	1,781,120

Weighted-average number of common shares outstanding for diluted earnings per common share	143,104,030	144,748,222	141,217,976

Diluted earnings per common share	$3.68	$2.72	$1.72

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

The following table summarizes the common share equivalent of potentially dilutive securities that have been excluded from the denominator used in the calculation of diluted earnings per common share due to their antidilutive effect:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Common shares issuable under outstanding options not included in the computation of diluted earnings per common share because the assumed proceeds were greater than our average common share price for the period	522,566	347,698	1,372,582

Share-Based Compensation Plans — Our share-based compensation plans are described in Note 12. We adopted the provisions of SFAS No. 123R, “Share-Based Payment,” on December 31, 2005, the first day of fiscal year 2006, using the modified prospective transition method. Under this method, share-based compensation expense recognized in the consolidated statement of operations for fiscal years 2008, 2007 and 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We recognize compensation expense for all share-based payment awards granted after December 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

•	Expected volatility — we estimate the volatility of our common share price at the date of grant using historical volatility adjusted for periods of unusual stock price activity.

•	Expected term — we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”

•	Risk-free interest rate — we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

•	Dividends — we use an expected dividend yield of zero because we have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends.

We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Expected volatility	57%	44%	44%
Expected term	3.6 years	3.5 years	4.1 years
Risk-free interest rate	1.88%	3.63%	4.81%
Expected dividend yield	0%	0%	0%

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

Recent Accounting Developments — In September 2006, the FASB, issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial assets and liabilities, as well as for any other assets and liabilities that are required to be measured at fair value on a recurring basis, in financial statements for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a partial one-year deferral of SFAS No. 157 for nonfinancial assets and liabilities that are only subject to fair value measurement on a nonrecurring basis. We have elected to defer the application of SFAS No. 157 for our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis until the fiscal year beginning December 27, 2008, and are in the process of assessing its impact on our financial position and results of operations related to such assets and liabilities. Our financial assets and liabilities that are recorded at fair value consist primarily of the assets or liabilities arising from derivative financial instruments. The adoption of SFAS No. 157 did not have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R replaces SFAS No. 141, “Business Combinations” and changes the accounting treatment for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. Most of the provisions of SFAS No. 141R apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. Based on the acquisitions we have completed in the past, the adoption of SFAS No. 141R will not have a material impact on our financial position and results of operations. If, in the future, we make material acquisitions SFAS No. 141R may have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 amends the accounting and reporting standards for the noncontrolling interest in a subsidiary (often referred to as “minority interest”) and for the deconsolidation of a subsidiary. Under SFAS No. 160, the noncontrolling interest in a subsidiary is reported as equity in the parent company’s consolidated financial statements. SFAS No. 160 also requires that the parent company’s consolidated statement of operations include both the parent and noncontrolling interest share of the subsidiary’s statement of operations. Formerly, the noncontrolling interest share was shown as a reduction of income on the parent’s consolidated statement of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 is to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied; however, presentation and disclosure requirements shall be applied retrospectively for all periods presented. Upon our adoption of SFAS No. 160 as of the beginning of fiscal year 2009, we will (i) reclassify our minority interest liability to a separate section entitled “noncontrolling interests” within total equity on our consolidated balance sheet, which will increase total equity by $28,700, $31,800 and $29,900 as of December 26, 2008,

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

December 28, 2007 and December 29, 2006, respectively; (ii) remove minority interest expense from the determination of total net income on our consolidated statement of operations, which will increase total net income by $7,200, $5,600 and $4,800 for the fiscal years ended December 26, 2008, December 28, 2007 and December 29, 2006, respectively; (iii) include minority interest expense in the determination of net income attributable to Foster Wheeler AG (as successor parent to Foster Wheeler Ltd. — please see Note 21 for further information related to the Redomestication) and earnings per registered share, formerly earnings per common share in the consolidated financial statements of Foster Wheeler Ltd., on the consolidated statement of operations, which will correspond to the net income and earnings per common share figures previously reported.

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

In December 2008, the FASB issued FASB Staff Position No. FSP-FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 will expand the disclosures regarding investments held by employer-sponsored defined benefit pension plans and other postretirement plans, with the purpose of providing additional information related to the valuation methodologies for these assets similar to the valuation methodologies defined in SFAS No. 157. Additionally, FSP FAS 132(R)-1 will require disclosures on how investment allocation decisions are made as well as significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. We will amend our disclosures accordingly in our 2009 consolidated financial statements.

2.	Business Combinations

In July 2008, we acquired the majority of the assets and work force of an engineering design company for $6,500, plus up to $1,500 to be paid if certain performance milestones are met over the following two years. This company, which has an engineering center in Kolkata, India, provides engineering services to the petrochemical, refining, upstream oil and gas, and power industries. The purchase price allocation and pro forma information for this acquisition were not material to our consolidated financial statements. This company’s financial results are included within our global engineering and construction business segment.

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

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

2.	Business Combinations — (Continued)

pro forma information for this acquisition were not material to our consolidated financial statements. This company’s financial results are included within our global engineering and construction business segment.

In February 2007, we purchased the stock of a Finnish company that owns patented coal flow measuring technology. The purchase price, net of cash acquired was €1,112 (approximately $1,473 at the exchange rate in effect at the time of the acquisition). The purchase price allocation and pro forma financial information for this acquisition were not material to our consolidated financial statements. This company’s financial results are included within our global power business segment.

In February 2009, we entered into an agreement to acquire substantially all the assets of the offshore engineering division of OPE Holdings Ltd., a Canadian company that is listed on the TSX Venture Exchange and which we refer to as OPE, for a purchase price of $9,000. The purchase price may be increased by $500 if OPE meets certain performance targets during the first year after the closing date. In addition, we have the right to acquire OPE’s interest in OPE Malaysia for a period of 90 days from closing for an exercise price of $2,000. The acquisition is subject to certain customary closing conditions, including approval of OPE’s shareholders and the TSX Venture Exchange. This company will be included within our global engineering and construction business segment.

3.	Accounts and Notes Receivable

The following table shows the components of trade accounts and notes receivable:

	December 26,	December 28,
	2008	2007

From long-term contracts:
Amounts billed due within one year	$539,423	$548,290

Billed retention:
Estimated to be due in:
2008	—	16,557
2009	60,204	4,141
2010	13,140	19,749
2011	8,902	2,068
2012	—	1,000

Total billed retention	82,246	43,515

Total receivables from long-term contracts	621,669	591,805
Other trade accounts and notes receivable	1,169	1,476

Trade accounts and notes receivable, gross	622,838	593,281
Less: allowance for doubtful accounts	(13,844)	(12,398)

Trade accounts and notes receivable, net	$608,994	$580,883

The following table shows the components of other accounts and notes receivable, net:

	December 26,	December 28,
	2008	2007

Asbestos insurance receivable	$41,012	$50,076
Foreign refundable value-added tax	30,412	25,071
Other	24,209	23,561

Other accounts and notes receivable, net	$95,633	$98,708

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

4.	Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 26,	December 28,
	2008	2007

Land and land improvements	$27,842	$25,548
Buildings	153,689	154,753
Furniture, fixtures and equipment	528,095	541,091
Construction in progress	64,064	13,007

Land, buildings and equipment, gross	773,690	734,399
Less: accumulated depreciation	(390,481)	(396,914)

Land, buildings and equipment, net	$383,209	$337,485

Depreciation expense for fiscal years 2008, 2007 and 2006 was $39,271, $34,576 and $26,191, respectively.

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

	December 26, 2008		December 28, 2007
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project

Balance Sheet Data :
Current assets	$288,387	$66,991	$294,482	$49,353
Other assets (primarily buildings and equipment)	618,083	137,007	656,796	146,665
Current liabilities	63,227	26,319	72,009	21,044
Other liabilities (primarily long-term debt)	535,954	70,950	576,545	81,696
Net assets	307,289	106,729	302,724	93,278

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

5.	Equity Interests — (Continued)

	Fiscal Years Ended
	December 26, 2008		December 28, 2007		December 29, 2006
	Italian	Chilean	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project	Projects	Project

Income Statement Data:
Total revenues	$439,455	$88,586	$319,611	$70,427	$304,786	$43,462
Gross profit	95,492	53,161	75,549	42,234	72,070	21,198
Income before income taxes	69,208	47,445	56,917	35,391	69,096	15,012
Net earnings	29,028	39,379	45,684	30,258	41,365	16,025

Our share of equity in the net earnings of these partially-owned affiliates, which is recorded within other income, net on the consolidated statement of operations, totaled $33,905, $36,445 and $26,640 for fiscal years 2008, 2007 and 2006, respectively.

Our investment in these equity affiliates, which is recorded within investments in and advances to unconsolidated affiliates on the consolidated balance sheet, totaled $200,352 and $190,887 as of December 26, 2008 and December 28, 2007, respectively. Distributions of $24,452, $23,784 and $18,149 were received during fiscal years 2008, 2007 and 2006, respectively.

We have guaranteed certain performance obligations of the Chilean project. We have a contingent obligation, which is measured annually based on the operating results of the Chilean project for the preceding year. We did not have a current payment obligation under this guarantee as of December 26, 2008.

We also have guaranteed the obligations of our subsidiary under the Chilean project’s operations and maintenance agreement. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have ever been paid under the guarantee.

In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the Chilean project does not generate sufficient cash flows to make such payments. We are required to maintain the debt service reserve letter of credit during the term of the Chilean project’s debt, which matures in 2014. As of December 26, 2008, no amounts have been drawn under this letter of credit.

Under the Chilean project’s operations and maintenance agreement, our subsidiary provides services for the management, operation and maintenance of the refinery/electric power generation facility. Our fees for these services were $9,312, $8,309 and $8,276 for fiscal years 2008, 2007 and 2006, respectively, and were recorded in operating revenues on our consolidated statement of operations. We had a receivable from our partially-owned affiliate in Chile of $12,615 and $6,168 recorded in trade accounts and notes receivable, net on the consolidated balance sheet as of December 26, 2008 and December 28, 2007, respectively.

Our share of the undistributed retained earnings of our equity investees amounted to $107,271 and $87,206 as of December 26, 2008 and December 28, 2007, respectively.

6.	Equity-for-Debt Exchanges

In April 2006, we consummated an offer to exchange 2,555,800 of our common shares for $50,000 of outstanding aggregate principal amount of our 2011 senior notes. The exchange reduced the carrying value of our 2011 senior notes by $51,648, representing the aggregate principal amount plus the corresponding premium and improved our shareholders’ equity by $50,567. The exchange resulted in a $58,763 increase in common stock and paid-in capital, which was partially offset by an $8,196 charge to income. The pretax charge, which was substantially non-cash, related primarily to the difference between the carrying value of the 2011 senior notes, including unpaid accrued interest, and the market price of the common shares on the closing date of the exchange.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Long-term Debt

The following table shows the components of our long-term debt:

	December 26, 2008			December 28, 2007
	Current	Long-term	Total	Current	Long-term	Total

Capital Lease Obligations	$1,147	$64,641	$65,788	$1,318	$67,095	$68,413
Special-Purpose Limited Recourse Project Debt:
Camden County Energy Recovery Associates	9,914	21,865	31,779	9,648	31,779	41,427
FW Power S.r.l.	4,562	88,750	93,312	—	45,041	45,041
Energia Holdings, LLC	4,675	16,426	21,101	4,144	21,101	25,245
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	19	—	19	18	19	37
1999C Bonds at 7.25% interest, due October 15, 2024	—	1,283	1,283	—	20,491	20,491
1999D Accretion Bonds at 7% interest, due October 15, 2009	307	—	307	—	286	286
Intermediate Term Loans in China at 7.02% interest	—	—	—	4,107	—	4,107
Term Loan in China at 6.57% interest,due December 29, 2008	3,654	—	3,654	—	—	—
Other	97	24	121	133	166	299

Total	$24,375	$192,989	$217,364	$19,368	$185,978	$205,346

Domestic Senior Credit Agreement — In October 2006, we executed a five-year domestic senior credit agreement to be used for our U.S. and non-U.S. operations. The senior credit agreement, as amended, provides for a facility of $450,000, and includes a provision which permits future incremental increases of up to $100,000 in total availability under the facility. We can issue up to $450,000 under the letter of credit facility. A portion of the letters of credit issued under the domestic senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in the credit rating of the domestic senior credit agreement as reported by Moody’s Investors Service and/or Standard & Poor’s (“S&P”). We also have the option to use up to $100,000 of the $450,000 for revolving borrowings at a rate equal to adjusted LIBOR plus 1.50%, subject also to the performance pricing noted above. As a result of the improvement in our S&P credit rating in March 2007, we achieved the lowest possible pricing under the performance pricing provisions of our domestic senior credit agreement. We have maintained our performance pricing through our subsequent credit rating changes.

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

On December 18, 2008, Foster Wheeler AG, Foster Wheeler Ltd., certain of Foster Wheeler Ltd.’s subsidiaries and BNP Paribas, as Administrative Agent, entered into an amendment of our domestic senior credit agreement. The amendment includes a consent of the lenders under the credit agreement to the Redomestication. In addition, the amendment reflects the addition of Foster Wheeler AG as a guarantor of the obligations under the credit agreement and reflects changes relating to Foster Wheeler AG becoming the ultimate parent of Foster Wheeler Ltd. and its subsidiaries upon completion of the Redomestication. The amendment became effective upon consummation of the Redomestication on February 9, 2009.

We paid $5,710 in fees and expenses in conjunction with the execution of our domestic senior credit agreement in the fourth quarter of fiscal year 2006. Such fees and expenses are being amortized to expense over the five-year term of the agreement, commencing in the fourth quarter of fiscal year 2006.

The assets and/or stock of certain of our U.S. and non-U.S. subsidiaries collateralize our obligations under our domestic senior credit agreement. Our domestic senior credit agreement contains various customary restrictive covenants that generally limit our ability to, among other things, incur additional indebtedness or guarantees, create liens or other encumbrances on property, sell or transfer certain property and thereafter rent or lease such property for substantially the same purposes as the property sold or transferred, enter into a merger or similar transaction, make investments, declare dividends or make other restricted payments, enter into agreements with affiliates that are not on an arms’ length basis, enter into any agreement that limits our ability to create liens or the ability of a subsidiary to pay dividends, engage in any new lines of business, with respect to Foster Wheeler Ltd., change Foster Wheeler Ltd.’s fiscal year or, with respect to Foster Wheeler Ltd. and one of our holding company subsidiaries, directly acquire ownership of the operating assets used to conduct any business.

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

We had $273,463 and $245,765 of letters of credit outstanding under this agreement as of December 26, 2008 and December 28, 2007, respectively. The letter of credit fees ranged from 1.50% to 1.60% of the outstanding amount, excluding a fronting fee of 0.125% per annum. There were no funded borrowings under this agreement as of December 26, 2008 and December 28, 2007.

Prior Domestic Senior Credit Agreement — In March 2005, we entered into a five-year $250,000 senior credit agreement to be used for our U.S. and non-U.S. operations. We voluntarily replaced this senior credit agreement in October 2006. In fiscal year 2006, we recorded a charge of $14,955 in connection with the termination of this agreement.

Capital Lease Obligations — We have entered into a series of capital lease obligations, primarily for office buildings. Assets under capital lease obligations are summarized as follows:

	December 26,	December 28,
	2008	2007

Buildings and improvements	$46,258	$48,565
Less: accumulated amortization	(12,807)	(11,462)

Net assets under capital lease obligations	$33,451	$37,103

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Long-term Debt — (Continued)

The following are the minimum lease payments to be made in each of the years indicated for our capital lease obligations as of December 26, 2008:

Fiscal years:
2009	$8,462
2010	8,172
2011	8,445
2012	8,219
2013	8,149
Thereafter	93,035
Less: interest	(68,694)

Net minimum lease payments under capital lease obligations	65,788
Less: current portion of net minimum lease payments	(1,147)

Long-term portion of net minimum lease payments	$64,641

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

FW Power S.r.l., which is the owner of certain electric power generating wind farms in Italy, had project financing for a wind farm project under a base facility and a value-added tax (“VAT”) facility. The base facility had a variable interest rate based upon the 6-month Euribor plus 1.5% and was repayable semi-annually based upon a pre-defined payment schedule through June 30, 2015. The VAT facility had a variable interest rate based upon the 6-month Euribor plus 0.9% and was repayable semi-annually based upon actual VAT received during commercial operation through December 31, 2010.

In December 2007, FW Power S.r.l. refinanced the original base and VAT facilities with new base and VAT facilities, and also secured new base and VAT facilities for a second wind farm project. The new base facilities bear interest at variable rates based upon 6-month Euribor plus a spread varying from 0.8% to 1.1% throughout the life of the debt and are repayable semi-annually based upon a pre-defined payment schedule through December 31, 2019. The new VAT facilities bear interest based upon 6-month Euribor plus a spread of 0.5% and are repayable semi-annually based upon actual VAT received during commercial operation through June 30, 2010 and December 31, 2013.

The debt is collateralized by certain revenues and assets of FW Power S.r.l. Our total borrowing capacity under the FW Power S.r.l. credit facilities is €75,350 (approximately $105,686 at the exchange rate as of December 26, 2008).

We have executed interest rate swap contracts that effectively convert approximately 90% of the base facilities to a weighted-average fixed interest rate of 4.48%. The swap contracts are in place through the life of the facilities. See Note 1, “Summary of Significant Accounting Policies — Interest Rate Risk,” for our

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Long-term Debt — (Continued)

accounting policy related to these interest rate swap contracts. The interest rates on the VAT facilities and the portion of the base facilities not subject to the interest rate swap contracts were 3.937% and 3.537%, respectively, as of December 26, 2008.

The Energia Holdings, LLC debt bears interest at 11.443%, due annually, and matures on April 15, 2015. The notes are collateralized by certain revenues and assets of a special-purpose subsidiary, which is the indirect owner of our refinery/electric power generation project in Chile.

Subordinated Robbins Facility Exit Funding Obligations (“Robbins bonds”) — In connection with the restructuring of debt incurred to finance construction of a waste-to-energy facility in the Village of Robbins, Illinois, we assumed certain subordinated obligations. The subordinated obligations include 1999C Bonds due October 15, 2009 (the “1999C bonds due 2009”), 1999C Bonds due October 15, 2024 (the “1999C bonds due 2024”) and 1999D Accretion Bonds due October 15, 2009 (the “1999D bonds”).

The 1999C bonds due 2009 and the 1999C bonds due 2024 bear interest at 7.25% and are subject to mandatory sinking fund reduction prior to maturity at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date. The total amount of 1999D bonds due on October 15, 2009 is $325.

On October 3, 2008 we acquired $19,208 of our 1999C bonds due 2024 for $19,016 of cash, plus accrued and unpaid interest to date. In conjunction with this acquisition, we recorded a gain on the acquisition of $192 in other income, net in the fiscal fourth quarter of 2008.

Intermediate Term Loans in China at 7.02% interest (“intermediate term loans”) — In fiscal year 2005, one of our Chinese subsidiaries, which is 52% owned by us and which we consolidate into our financial statements, entered into two intermediate term loans. The intermediate term loans were repaid at their respective scheduled maturity dates in fiscal year 2008.

Term Loans in China at 6.57% interest (“China term loan”) — In fiscal year 2008, our Chinese subsidiaries noted above, entered into a term loan with an interest rate of 6.57% and a maturity date of December 29, 2008. Subsequent to the fiscal year ended December 26, 2008, the term loan was repaid at the scheduled maturity date. Also subsequent to the fiscal year ended December 26, 2008, our Chinese subsidiaries entered into a new term loan for 20 million CNY (approximately $2,930 at the exchange rate in effect at the inception of the term loan) with an interest rate of 4.86% and which matures on July 6, 2009.

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

Interest Costs — Interest costs incurred in fiscal years 2008, 2007 and 2006 were $16,462, $18,603 and $24,944, respectively.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Long-term Debt — (Continued)

Aggregate Maturities — Aggregate principal repayments and sinking fund requirements of long-term debt, excluding payments on capital lease obligations, over the next five years are as follows:

	Fiscal Years
	2009	2010	2011	2012	2013	Thereafter	Total

Special-Purpose Limited Recourse Project Debt:
Camden County Energy Recovery Associates	$9,914	$21,865	$—	$—	$—	$—	$31,779
FW Power S.r.l.	4,562	7,821	7,562	8,353	7,729	57,285	93,312
Energia Holdings, LLC	4,675	3,188	2,019	1,912	1,912	7,395	21,101
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	19	—	—	—	—	—	19
1999C Bonds at 7.25% interest, due October 15, 2024	—	—	—	—	—	1,283	1,283
1999D Accretion Bonds at 7% interest, due October 15, 2009	307	—	—	—	—	—	307
Term Loan in China at 6.57% interest,due December 29, 2008	3,654	—	—	—	—	—	3,654
Other	97	24	—	—	—	—	121

Total	$23,228	$32,898	$9,581	$10,265	$9,641	$65,963	$151,576

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

We adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106, and 132(R),” on December 29, 2006, the last day of fiscal year 2006. SFAS No. 158 requires us to recognize the funded status of each of our defined benefit pension and other postretirement benefit plans on our consolidated balance sheet. SFAS No. 158 also requires us to recognize any gains or losses, which are not recognized as a component of annual service cost, as a component of comprehensive income, net of tax. Upon adoption of SFAS No. 158, we recorded net actuarial losses, prior service cost/(credits) and a net transition asset as a net charge to accumulated other comprehensive loss on the consolidated balance sheet.

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

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

Defined benefit pension obligations and funded status:

	Fiscal Year Ended December 26, 2008				Fiscal Year Ended December 28, 2007
	United	United			United	United
	States	Kingdom	Other	Total	States	Kingdom	Other	Total

Change in projected benefit obligations:
Projected benefit obligations at beginning of year	$326,811	$903,535	$39,280	$1,269,626	$336,496	$876,686	$34,175	$1,247,357
Service cost	—	10,451	691	11,142	—	14,073	620	14,693
Interest cost	19,962	47,683	1,882	69,527	19,031	45,348	1,671	66,050
Plan participants’ contributions	—	7,067	—	7,067	—	8,123	—	8,123
Plan amendments	—	40,103	—	40,103	—	—	—	—
Actuarial loss/(gain)	5,645	(113,437)	(2,534)	(110,326)	(5,690)	(19,912)	344	(25,258)
Benefits paid	(22,819)	(32,938)	(3,518)	(59,275)	(23,026)	(36,507)	(3,307)	(62,840)
Special termination benefits/other	—	2,247	(1,818)	429	—	(1,213)	—	(1,213)
Foreign currency exchange rate changes	—	(235,360)	(5,519)	(240,879)	—	16,937	5,777	22,714

Projected benefit obligations at end of year	329,599	629,351	28,464	987,414	326,811	903,535	39,280	1,269,626

Change in plan assets:
Fair value of plan assets at beginning of year	330,238	736,628	25,687	1,092,553	283,857	673,131	22,061	979,049
Actual return on plan assets	(97,808)	(77,216)	(3,107)	(178,131)	24,384	47,760	(20)	72,124
Employer contributions	20,020	82,153	3,433	105,606	45,023	32,404	2,857	80,284
Plan participants’ contributions	—	7,067	—	7,067	—	8,123	—	8,123
Benefits paid	(22,819)	(32,938)	(3,518)	(59,275)	(23,026)	(36,507)	(3,307)	(62,840)
Other	—	1,616	(1,818)	(202)	—	(1,212)	—	(1,212)
Foreign currency exchange rate changes	—	(194,829)	(4,371)	(199,200)	—	12,929	4,096	17,025

Fair value of plan assets at end of year	229,631	522,481	16,306	768,418	330,238	736,628	25,687	1,092,553

Funded status at end of year	$(99,968)	$(106,870)	$(12,158)	$(218,996)	$3,427	$(166,907)	$(13,593)	$(177,073)

We recognized the funded status of our defined benefit pension plans on our consolidated balance sheet as part of:

	December 26,	December 28,
	2008	2007

Other assets	$—	$3,839
Current liabilities	(589)	(730)
Non-current liabilities	(218,407)	(180,182)

Funded status at end of year	$(218,996)	$(177,073)

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

We recognized the following amounts in accumulated other comprehensive loss:

	December 26,	December 28,
	2008	2007

Net actuarial loss	$467,660	$347,580
Prior service cost	68,452	33,417
Net transition asset	(151)	(112)

Total	$535,961	$380,885

The estimated net actuarial loss, prior service cost and net transition asset that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are approximately $20,300, $7,300 and $40, respectively.

Accumulated benefit obligation:

The aggregated accumulated benefit obligation of our defined benefit pension plans was $886,259 and $1,093,005 at December 26, 2008 and December 28, 2007, respectively.

Information for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	December 26,	December 28,
	2008(1)	2007(1)(2)

Projected benefit obligation	$980,644	$934,211
Accumulated benefit obligation	883,010	761,967
Fair value of plan assets	760,251	749,912

(1)	Balances for the fiscal years ended December 26, 2008 and December 28, 2007 do not include information for one of the United Kingdom plans since the plan assets of that plan exceeded the accumulated benefit obligation.

(2)	Balances for the fiscal year ended December 28, 2007 do not include information for the U.S. plans since the plan assets of these plans had exceeded the accumulated benefit obligation.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

Components of net periodic benefit cost and other changes recognized in other comprehensive income/(loss):

	Fiscal Years Ended				Fiscal Years Ended				Fiscal Years Ended
	December 26, 2008				December 28, 2007				December 29, 2006
	United States	United Kingdom	Other	Total	United States	United Kingdom	Other	Total	United States	United Kingdom	Other	Total

Net periodic benefit cost:
Service cost	$—	$10,451	$691	$11,142	$—	$14,073	$620	$14,693	$—	$15,590	$951	$16,541
Interest cost	19,962	47,683	1,882	69,527	19,031	45,348	1,671	66,050	18,578	36,079	1,684	56,341
Expected return on plan assets	(24,142)	(46,788)	(1,594)	(72,524)	(22,064)	(48,200)	(1,762)	(72,026)	(18,125)	(40,100)	(1,563)	(59,788)
Amortization of transition (asset)/ obligation	—	(54)	93	39	—	(66)	93	27	—	(64)	87	23
Amortization of prior service cost	—	4,807	19	4,826	—	5,195	19	5,214	—	4,941	17	4,958
Amortization of net actuarial loss	2,787	16,289	400	19,476	3,285	17,530	479	21,294	4,262	17,239	912	22,413

SFAS No. 87 net periodic benefit cost	(1,393)	32,388	1,491	32,486	252	33,880	1,120	35,252	4,715	33,685	2,088	40,488
SFAS No. 88 cost*	—	242	644	886	—	—	—	—	—	276	21	297

Total net periodic benefit cost/(income)	$(1,393)	$32,630	$2,135	$33,372	$252	$33,880	$1,120	$35,252	$4,715	$33,961	$2,109	$40,785

Changes recognized in other comprehensive income/(loss):
Net actuarial (gain)/loss	$127,595	$10,674	$1,287	$139,556	$(8,008)	$(19,435)	$1,927	$(25,516)	$—	$—	$—	$—
Plan amendment	—	39,861	—	39,861	—	—	—	—	—	—	—	—
Amortization of transition asset/ (obligation)	—	54	(93)	(39)	—	66	(93)	(27)	—	—	—	—
Amortization of prior service cost	—	(4,807)	(19)	(4,826)	—	(5,195)	(19)	(5,214)	—	—	—	—
Amortization of net actuarial loss	(2,787)	(16,289)	(400)	(19,476)	(3,285)	(17,530)	(479)	(21,294)	—	—	—	—

Total recognized in other comprehensive income/(loss)	$124,808	$29,493	$775	$155,076	$(11,293)	$(42,094)	$1,336	$(52,051)	$—	$—	$—	$—

Weighted-average assumptions- net periodic benefit cost:
Discount rate	6.31%	5.74%	5.24%		5.81%	5.14%	4.50%		5.45%	4.86%	4.60%
Long-term rate of return	7.90%	6.86%	7.00%		8.00%	6.94%	7.50%		8.00%	6.84%	7.50%
Salary growth	N/A	4.28%	3.10%		N/A	3.83%	2.35%		N/A	3.84%	3.21%
Weighted-average assumptions- projected benefit obligations:
Discount rate	6.23%	6.21%	6.39%		6.31%	5.72%	5.30%
Salary growth	N/A	3.53%	3.17%		N/A	4.12%	3.47%

N/A — Not applicable as the plan is frozen and future salary levels do not affect benefits payable.

*	Charges were recorded in accordance with the provisions of SFAS No. 88, “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” related to the settlement of obligations to former employees in the United Kingdom and Canada of $886 in fiscal year 2008; and the United Kingdom and Canada of $297 in fiscal year 2006.

Investment policy:

Each of our defined benefit pension plans in the United States, United Kingdom and Canada is governed by a written investment policy. The pension plans in Finland and France have no plan assets.

The investment policy of the U.S. plans allocates assets in accordance with the policy guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The target allocation is 72.5% equities and 27.5% fixed-income securities. The minimum and maximum allocations are: 67.5% to 77.5% equities, 22.5% to 32.5% bonds and 0% to 5% cash. We are continually reviewing the investment policy to ensure that the investment strategy is aligned with plan liabilities and projected plan benefit payments.

The investment policy of the U.K. plans is designed to respond to changes in funding levels. The bond and equity allocations currently range from 40% bonds and 60% equities to 50% bonds and 50% equities, depending on the funding level.

The investment policy of the Canadian plan uses a balanced approach and allocates investments in pooled funds in accordance with the policy’s asset mix guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The target allocation is 50% equities, 45% bonds and 5% cash. The minimum and maximum allocations are: 42.5% to 57.5% equities, 40% to 50% bonds and 2.5% to 7.5% cash.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

Long-term rate of return assumptions:

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. We annually review and adjust, as required, the long-term rate of return for our pension plans. The weighted-average expected long-term rate of return on plan assets has ranged from 7.2% to 7.3% over the past three years.

	Fiscal Years Ended
	December 26,	December 28,
	2008	2007

Asset allocation by plan:
United States:
Equities	58%	70%
Fixed-income securities	41%	30%
Other	1%	0%

Total	100%	100%

United Kingdom:
Equities	45%	59%
Fixed-income securities	54%	41%
Other	1%	0%

Total	100%	100%

Canada:
Equities	48%	49%
Fixed-income securities	45%	44%
Other	7%	7%

Total	100%	100%

Contributions:

Based on the minimum statutory funding requirements for fiscal year 2009, we are not required to make mandatory contributions to our U.S. pension plans. Based on the minimum statutory funding requirements for fiscal year 2009, we expect to contribute total mandatory contributions of approximately $24,700 to our non-U.S. pension plans.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

Estimated future benefit payments:

We expect to make the following benefit payments from our defined benefit pension plans:

		United
	United States	Kingdom	Other	Total

2009	$23,294	$25,885	$3,047	$52,226
2010	23,428	26,076	3,173	52,677
2011	23,606	26,291	3,536	53,433
2012	23,948	26,505	2,748	53,201
2013	23,825	26,706	3,692	54,223
2014-2018	123,651	136,304	15,600	275,555

Other Postretirement Benefit Plans — Certain employees in the United States and Canada may become eligible for health care and life insurance benefits (“other postretirement benefits”) if they qualify for and commence normal or early retirement pension benefits as defined in the U.S. and Canadian pension plans while working for us.

Additionally, one of our subsidiaries in the United States also has a benefit plan, referred to as the Survivor Income Plan (“SIP”), which provides coverage for an employee’s beneficiary upon the death of the employee. This plan, which is accounted for under SFAS No. 112, “Employer’s Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43,” has been closed to new entrants since 1988. Total liabilities under the SIP, which were $14,590 and $14,948 as of December 26, 2008 and December 28, 2007, respectively, are reflected in the other postretirement benefit obligation and funded status information below because the obligation is measured using the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” as amended by SFAS No. 158. The benefit assets of the SIP, which reflect the cash surrender value of insurance polices purchased to cover obligations under the SIP, totaled $5,633 and $5,302 as of December 26, 2008 and December 28, 2007, respectively. The benefit assets are recorded in other assets on the consolidated balance sheet and are not reflected in the other postretirement benefit obligation and funded status information below.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

Other postretirement benefit obligation and funded status:

	Fiscal Years Ended
	December 26,	December 28,
	2008	2007

Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$80,160	$96,847
Service cost	142	139
Interest cost	4,623	4,765
Plan participants’ contributions	2,180	2,727
Plan amendment	1,609	—
Actuarial loss/(gain)	3,680	(13,354)
Benefits paid	(9,994)	(12,176)
Medicare Part D reimbursement	220	1,052
Other	(156)	160

Accumulated postretirement benefit obligation at end of year	82,464	80,160

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Plan participants’ contributions	2,180	2,727
Employer contributions	7,594	8,397
Medicare Part D reimbursement	220	1,052
Benefits paid	(9,994)	(12,176)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(82,464)	$(80,160)

We recognized the funded status of our other postretirement benefit plans on our consolidated balance sheet as part of:

	December 26,	December 28,
	2008	2007

Current liabilities	$(6,475)	$(7,412)
Non-current liabilities	(75,989)	(72,748)

Funded status at end of year	$(82,464)	$(80,160)

We recognized the following amounts in accumulated other comprehensive loss:

	December 26,	December 28,
	2008	2007

Net actuarial loss	$14,162	$10,949
Prior service credit	(37,276)	(43,547)

Total	$(23,114)	$(32,598)

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

The estimated net actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost over the next fiscal year are approximately $1,000 and $4,600, respectively.

Components of net periodic postretirement benefit cost and other changes recognized in comprehensive income/(loss):

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Net periodic postretirement benefit cost:
Service cost	$142	$139	$157
Interest cost	4,623	4,765	5,334
Amortization of prior service credit	(4,662)	(4,762)	(4,761)
Amortization of net actuarial loss	466	952	2,049

Net periodic postretirement benefit cost	$569	$1,094	$2,779

Changes recognized in other comprehensive income/(loss):
Net actuarial loss/(gain)	$3,679	$(13,352)	$—
Plan amendment	1,609	—	—
Amortization of prior service credit	4,662	4,762	—
Amortization of net actuarial loss	(466)	(952)	—

Total recognized in other comprehensive income/(loss)	$9,484	$(9,542)	$—

Weighted-average assumptions- net periodic postretirement benefit cost:
Discount rate	6.23%	5.73%	5.39%
Weighted-average assumptions- accumulated postretirement benefit obligation:
Discount rate	6.28%	6.20%

	Pre-Medicare	Medicare
	Eligible	Eligible

Health-care cost trend:
2008	9.20%	0.00%
2009	8.70%	24.65%
Decline to 2023	5.70%	5.70%

Assumed health-care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$142	$(126)
Effect on accumulated postretirement benefit obligation	$2,965	$(2,625)

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

Contributions:

We expect to contribute a total of approximately $6,669 to our other postretirement benefit plans in fiscal year 2009.

Estimated future other postretirement benefit payments:

We expect to make the following other postretirement benefit payments:

Postretirement
Benefits

2009	$6,669
2010	7,073
2011	7,200
2012	7,181
2013	7,168
2014-2018	34,901

Defined Contribution Plans — Our U.S. subsidiaries have a 401(k) plan for salaried employees. In fiscal year 2008, we matched 100% of employee contributions on the first 6% of eligible base pay, subject to the annual limit on eligible earnings under the Internal Revenue Code. In fiscal year 2007, we matched 100% of the first 3% and 50% of the next 3% of base pay of employee contributions, subject to the annual Internal Revenue Code limit. In fiscal year 2007 and prior, the 401(k) plan also provided for a discretionary employer contribution, equal to 50% of the second 3% of an employee’s contribution or a maximum of 1.5% of base salary. The discretionary employer contribution was tied to meeting our performance targets for an entire calendar year and having the contribution approved by our Board of Directors. The discretionary employer 401(k) contribution was paid in fiscal years 2007 and 2006. The discretionary employer contribution was discontinued in fiscal year 2008 in connection with the adoption of our new contribution match and eligible base pay limits, described above.

In total, our U.S. subsidiaries contributed $8,980, $5,570 and $4,325 to the 401(k) plan in fiscal years 2008, 2007 and 2006, respectively. Beginning in fiscal year 2008, our U.S. subsidiaries also have a Roth 401(k) plan for salaried employees.

Effective April 1, 2003, our U.K. subsidiaries commenced a defined contribution plan for salaried employees. Under the defined contribution plan, amounts are credited as a percentage of earnings which percentage can be increased within prescribed limits after five years of membership in the fund if matched by the employee. At termination (up to two years’ service only), an employee may receive the balance in the account. Otherwise at termination or at retirement, an employee receives an annuity or a combination of lump-sum and annuity. Our U.K. subsidiaries contributed $3,449, $2,561 and $1,179 in fiscal years 2008, 2007 and 2006, respectively, to the defined contribution plan.

Other Benefits — Certain of our non-U.S. subsidiaries participate in government-mandated indemnity and postretirement programs for their employees. Liabilities of $26,563 and $37,811 were recorded within pension, postretirement and other employee benefits on the consolidated balance sheet at December 26, 2008 and December 28, 2007, respectively, related to such benefits.

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

	Maximum	Carrying Amount of Liability
	Potential	December 26,	December 28,
	Payment	2008	2007

Environmental indemnifications	No limit	$8,900	$6,900
Tax indemnifications	No limit	$—	$—

We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Warranty Liability:
Balance at beginning of year	$87,800	$69,900	$63,200
Accruals	36,000	35,800	27,600
Settlements	(7,300)	(5,700)	(18,600)
Adjustments to provisions	(17,100)	(12,200)	(2,300)

Balance at end of year	$99,400	$87,800	$69,900

We are contingently liable for performance under standby letters of credit, bank guarantees and surety bonds totaling $914,500 and $818,600 as of December 26, 2008 and December 28, 2007, respectively. These balances include the standby letters of credit issued under the domestic senior credit agreement discussed in Note 7 and from other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.

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

Short-term Investments — Short-term investments primarily consist of deposits with maturities in excess of three months but less than one year. Short-term investments are carried at cost which approximates fair value.

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

Interest Rate Swaps — We estimate the fair value of our interest rate swaps based on quotes obtained from financial institutions.

Carrying Amounts and Fair Values — The estimated fair values of our financial instruments are as follows:

	December 26, 2008		December 28, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt	$(217,364)	$(227,866)	$(205,346)	$(224,416)

As of December 26, 2008, we had $376,331 of foreign currency forward exchange contracts outstanding. These foreign currency forward exchange contracts mature between 2009 and 2011. The contracts have been established by our various international subsidiaries to sell a variety of currencies and receive their respective functional currencies or other currencies for which they have payment obligations to third-parties.

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents and trade receivables. We place our cash equivalents with financial institutions and we limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base and their dispersion across different business and geographic areas. As of December 26, 2008 and December 28, 2007, we had no significant concentrations of credit risk.

11.	Preferred Shares

We issued 599,944 preferred shares in connection with our 2004 equity-for-debt exchange. There were 1,079 preferred shares outstanding as of December 26, 2008. Each preferred share is convertible at the holder’s option into 130 common shares, or up to approximately 140,323 additional common shares if all outstanding preferred shares as of December 26, 2008 are converted.

The preferred shareholders have no voting rights except in certain limited circumstances. The preferred shares have the right to receive dividends and other distributions, including liquidating distributions, on an as-if-converted basis when and if declared and paid on the common shares. The preferred shares have a $0.01 liquidation preference per share.

In connection with the Redomestication, on February 9, 2009 the holders of the preferred shares received the number of registered shares of Foster Wheeler AG that such holders would have been entitled to receive had they converted their preferred shares into common shares of Foster Wheeler Ltd. immediately prior to the effectiveness of the scheme of arrangement (with Foster Wheeler Ltd. paying cash in lieu of any fractional shares otherwise issuable). See Note 21 for further information related to the Redomestication.

12.	Share-Based Compensation Plans

Our share-based compensation plans include both restricted awards and stock option awards. Compensation cost for our share-based plans of $15,766, $7,095 and $16,474, was charged against income for fiscal

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

12. Share-Based Compensation Plans — (Continued)

years 2008, 2007 and 2006, respectively. The related income tax benefit recognized in the consolidated statements of operations and comprehensive income was $332, $246 and $323 for fiscal years 2008, 2007 and 2006, respectively. We received $2,791, $18,076 and $17,595 in cash from option exercises under our share-based compensation plans for fiscal years 2008, 2007 and 2006, respectively.

As of December 26, 2008, we had $20,833 and $21,817 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those costs are expected to be recognized as expense over a weighted-average period of approximately 30 months.

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

In connection with the Redomestication, Foster Wheeler AG assumed Foster Wheeler Ltd.’s existing obligations under Foster Wheeler Ltd.’s share-based incentive award programs and similar employee share-based awards. See Note 21 for further information related to the Redomestication.

Stock Option Awards:

A summary of stock option activity for fiscal years 2008, 2007 and 2006 is presented below:

	Fiscal Years Ended
	December 26, 2008		December 28, 2007		December 29, 2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	1,502,476	$44.45	4,411,930	$20.19	6,568,020	$14.50
Options exercised	(142,038)	$19.65	(2,976,020)	$6.07	(3,046,430)	$5.78
Options granted	1,761,246	$26.99	193,326	$62.98	991,492	$23.17
Options cancelled or expired	(44,638)	$251.94	(126,760)	$129.20	(101,152)	$113.98

Options outstanding at end of year	3,077,046	$32.59	1,502,476	$44.45	4,411,930	$20.19

Options available for grant at end of year	5,582,611		8,066,938		8,178,784

Weighted-average grant date fair value of options granted during the year	$11.21		$23.03		$9.28

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

12. Share-Based Compensation Plans — (Continued)

The following table summarizes our outstanding stock options as of December 26, 2008:

			Stock Options Outstanding
				Weighted-
				Average	Weighted-	Aggregate
			Number	Remaining	Average	Intrinsic
Range of Exercise Prices			Outstanding	Contractual Life	Exercise Price	Value

$14.83	to	$21.43	1,562,838	4.91 years	$21.36	$3,253,955
21.70	to	21.74	561,280	2.63 years	21.73	957,024
25.05	to	28.50	296,128	2.96 years	25.27	—
46.90	to	49.85	142,267	2.88 years	49.67	—
53.63	to	67.55	261,377	3.85 years	64.39	—
70.95	to	81.57	149,922	3.95 years	71.84	—
90.00	to	150.63	103,234	0.62 years	121.61	—

$14.83	to	$150.63	3,077,046	3.93 years	$32.59	$4,210,979

The following table summarizes our exercisable stock options as of December 26, 2008:

			Stock Options Exercisable
				Weighted-
				Average	Weighted-	Aggregate
			Number	Remaining	Average	Intrinsic
Range of Exercise Prices			Exercisable	Contractual Life	Exercise Price	Value

$14.83	to	$21.43	22,008	3.23 years	$16.31	$156,886
21.70	to	21.74	374,587	2.63 years	21.73	638,713
25.05	to	28.50	77,952	2.80 years	25.22	—
46.90	to	49.85	132,622	2.82 years	49.81	—
53.63	to	67.55	37,994	2.04 years	56.81	—
70.95	to	81.57	5,000	1.58 years	81.57	—
90.00	to	150.63	91,234	0.54 years	124.45	—

$14.83	to	$150.63	741,397	2.41 years	$41.80	$795,599

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of December 26, 2008. The aggregate intrinsic value of outstanding options and exercisable options as of December 26, 2008 was calculated as the difference between the market price of our common shares and the exercise price of the underlying options for the options that had an exercise price lower than the market price of our common shares at that date. The total intrinsic value of the options exercised during fiscal years 2008, 2007 and 2006 was $7,320, $88,828 and $49,601 determined as of the date of exercise.

As of December 26, 2008, there was $20,833 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized as expense over a weighted-average period of approximately 30 months.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

12. Share-Based Compensation Plans — (Continued)

Restricted Awards:

A summary of restricted share activity for fiscal years 2008, 2007 and 2006 is presented below:

	Fiscal Years Ended
	December 26, 2008		December 28, 2007		December 29, 2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant		Grant		Grant
	Shares	Price	Shares	Price	Shares	Price

Non-vested at beginning of year	165,960	$21.47	659,262	$11.32	2,222,362	$4.76
Granted	—	$—	—	$—	248,940	$21.47
Vested	(82,980)	$21.47	(493,302)	$7.91	(1,807,088)	$4.67
Cancelled or forfeited	—	$—	—	$—	(4,952)	$4.60

Non-vested at end of year	82,980	$21.47	165,960	$21.47	659,262	$11.32

A summary of restricted share unit activity for fiscal years 2008, 2007 and 2006 is presented below:

	Fiscal Years Ended
	December 26, 2008		December 28, 2007		December 29, 2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant		Grant		Grant
	Units	Price	Units	Price	Units	Price

Non-vested at beginning of year	227,430	$38.79	868,968	$9.30	1,157,096	$5.09
Granted	768,255	$26.68	82,258	$62.94	193,412	$25.00
Vested	(62,486)	$26.31	(686,818)	$5.12	(452,674)	$5.48
Cancelled or forfeited	(1,284)	$44.10	(36,978)	$25.05	(28,866)	$5.62

Non-vested at end of year	931,915	$29.63	227,430	$38.79	868,968	$9.30

As of December 26, 2008, there was $21,817 of total unrecognized compensation cost related to the restricted awards. That cost is expected to be recognized over a weighted-average period of approximately 29 months. The total fair value of restricted awards vested during fiscal years 2008, 2007 and 2006 was $8,946, $33,408 and $47,085, respectively.

13.	Common Share Purchase Warrants

In connection with the equity-for-debt exchange consummated in 2004, we issued 4,152,914 Class A common share purchase warrants and 40,771,560 Class B common share purchase warrants. Each Class A warrant entitles its owner to purchase 3.3682 common shares at an exercise price of $4.689 per common share thereunder, subject to the terms of the warrant agreement between the warrant agent and us. In connection with the Redomestication and in accordance with the terms of the warrant agreement, we extended the expiration date of our Class A warrants from September 24, 2009 to October 2, 2009 as a result of the periods from January 27, 2009 until January 30, 2009 and February 3, 2009 until February 6, 2009 when the warrants were not exercisable. Each Class B warrant entitled its owner to purchase 0.1446 common shares at an exercise price of $4.689 per common share thereunder, subject to the terms and conditions of the warrant agreement between the warrant agent and us. The Class B warrants were exercisable on or before September 24, 2007.

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

Cumulatively through December 26, 2008, 3,971,940 Class A warrants and 38,730,407 Class B warrants have been exercised for 19,728,294 common shares. The number of common shares issuable upon the exercise of the remaining outstanding Class A warrants is approximately 609,557 as of December 26, 2008. The remaining outstanding Class B warrants expired on September 24, 2007.

The holders of the Class A warrants are not entitled to vote, to receive dividends or to exercise any of the rights of common shareholders for any purpose until such warrants have been duly exercised. We currently maintain and intend to continue to maintain at all times during which the warrants are exercisable, a “shelf” registration statement relating to the issuance of common shares underlying the warrants for the benefit of the warrant holders, subject to the terms of the registration rights agreement. An initial registration statement became effective on December 28, 2005 and a replacement registration statement was filed and became effective on December 5, 2008.

Also in connection with the equity-for-debt exchange consummated in 2004, we entered into a registration rights agreement with certain selling security holders in which we agreed to file a registration statement to cover resales of our securities held by them immediately following the exchange offer. We filed a registration statement in accordance with this agreement on October 29, 2004. The registration statement, which initially became effective on December 23, 2004, must remain in effect until December 23, 2009 unless certain events occur to terminate our obligations under the registration rights agreement prior to that date. If we fail to maintain the registration statement as required or it becomes unavailable for more than two 45-day periods in any consecutive 12-month period, we are required to pay damages at a rate of $13.7 per day for each day that the registration statement is not effective. As of December 26, 2008, the maximum exposure under this provision was approximately $3,700. We have not incurred, and do not expect to incur, any damages under the registration rights agreement.

In connection with the Redomestication, Foster Wheeler AG assumed Foster Wheeler Ltd.’s obligations under the warrant agreement and has agreed to issue registered shares of Foster Wheeler AG upon exercise of outstanding warrants in accordance with their stated terms. See Note 21 for further information related to the Redomestication.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

14.	Accumulated Other Comprehensive Loss

Below are the components of accumulated other comprehensive loss:

	Accumulated		Pension and Other
	Foreign	Minimum	Postretirement	Net (Loss)/Gains on
	Currency	Pension Liability	Benefit Plan	Derivatives Designated
	Translation	Adjustments, Net	Adjustments, Net of	as Cash Flow Hedges,	Accumulated Other
	Adjustments	of Tax	Tax	Net of Tax	Comprehensive Loss

Balance as of December 30, 2005	$(74,168)	$(240,628)	$—	$—	$(314,796)
Other comprehensive income	31,612	40,087	—	342	72,041
Adoption of SFAS No. 158	—	200,541	(301,128)	—	(100,587)

Balance as of December 29, 2006	(42,556)	—	(301,128)	342	(343,342)
Other comprehensive income	31,939	—	48,958	1,331	82,228

Balance as of December 28, 2007	(10,617)	—	(252,170)	1,673	(261,114)
Other comprehensive income	(68,747)	—	(156,282)	(8,645)	(233,674)

Balance as of December 26, 2008	$(79,364)	$—	$(408,452)	$(6,972)	$(494,788)

The tax effect related to pension and other postretirement benefit plan adjustments was a benefit of $104,395, $96,117 and $108,752 as of December 26, 2008, December 28, 2007 and December 29, 2006, respectively. The tax effect related to (losses)/gains on derivatives designated as cash flow hedges was a benefit of $2,645 as of December 26, 2008, and provisions of $635 and $203, as of December 28, 2007 and December 29, 2006, respectively.

The accumulated foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in international subsidiaries.

15.	Income Taxes

Below are the components of income before income taxes for fiscal years 2008, 2007 and 2006 under the following tax jurisdictions:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

U.S.	$25,715	$23,727	$68,897
Non-U.S.	597,933	506,567	274,796

Total	$623,648	$530,294	$343,693

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

15. Income Taxes — (Continued)

The provision for income taxes was as follows:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Current tax expense:
U.S.	$(4,370)	$(2,831)	$(4,084)
Non-U.S.	(115,541)	(114,938)	(55,260)

Total current	(119,911)	(117,769)	(59,344)

Deferred tax expense/(benefit):
U.S.	8,758	(2,248)	(3,540)
Non-U.S.	14,125	(16,403)	(18,825)

Total deferred	22,883	(18,651)	(22,365)

Total provision for income taxes	$(97,028)	$(136,420)	$(81,709)

Deferred tax assets/(liabilities) consist of the following:

	December 26,	December 28,
	2008	2007

Deferred tax assets:
Pensions	$81,985	$46,484
Accrued costs on long-term contracts	25,943	22,919
Deferred income	23,525	25,392
Accrued expenses	39,749	43,546
Postretirement benefits other than pensions	28,602	27,318
Asbestos claims	42,720	32,790
Net operating loss carryforwards and other tax attributes	203,978	224,457
Asset impairments and other reserves	2,568	2,079
Other	5,778	5,159

Total gross deferred tax assets	454,848	430,144
Valuation allowance	(318,722)	(294,286)

Total deferred tax assets	136,126	135,858

Deferred tax liabilities:
Property, plant and equipment	(30,449)	(27,372)
Goodwill and other intangible assets	(7,301)	(19,791)
Investments	(20,364)	(25,845)
Unremitted earnings of foreign subsidiaries	(8,000)	(8,000)

Total gross deferred tax liabilities	(66,114)	(81,008)

Net deferred tax assets	$70,012	$54,850

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the various attributes. We believe that it is more likely than not that the remaining net deferred

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

15. Income Taxes — (Continued)

tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. We have reduced our U.S. and certain non-U.S. tax benefits by a valuation allowance based on a consideration of all available evidence, which indicates that it is more likely than not that some or all of the deferred tax assets will not be realized. During fiscal year 2008, we reversed the valuation allowance that we had previously established for one of our non-U.S. operating units due to improved operational performance and positive evidence that indicates that it is more likely than not that the deferred tax assets in that jurisdiction will be realized. This valuation allowance reduction was offset by the need to increase the valuation allowance related to deferred tax assets in certain jurisdictions. On an overall basis, the valuation allowance increased by $24,436 during fiscal year 2008, primarily as a result of an increase in the deferred tax asset related to the U.S. pension liability (which is recognized in other comprehensive income), partially offset by the net valuation allowance reversals described above.

For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided do not begin expiring until fiscal year 2024 or later, based on the current tax laws.

Our subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and numerous non-U.S. jurisdictions around the world. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by the various jurisdictions in which we operate. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in certain jurisdictions may expire without examination within the 12-month period from the balance sheet date. As a result, we expect recurring changes in unrecognized tax benefits due to the expiration of the statute of limitations, none of which are expected to be individually significant. With few exceptions, we are no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before fiscal year 2003.

During fiscal year 2008, we settled a tax audit in the Asia Pacific region which resulted in a $3,200 reduction of unrecognized tax benefits and a corresponding reduction in the provision for income taxes. A number of tax years are also under audit by the relevant state and non-U.S. tax authorities. We anticipate that several of these audits may be concluded in the foreseeable future, including in fiscal year 2009. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the impact of this change at this time.

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

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

15. Income Taxes — (Continued)

A reconciliation of the beginning and ending amount of our unrecognized tax benefit is as follows:

	December 26,	December 28,
	2008	2007

Balance at beginning of year	$52,175	$44,786
Additions based on tax positions related to the current year	7,859	6,218
Additions for tax positions of prior years	—	8,910
Reductions for tax provisions for prior years	(5,668)	(1,663)
Settlements	—	(2,744)
Reductions for lapse of statute of limitations	(5,624)	(3,332)

Balance at end of year	$48,742	$52,175

As of December 26, 2008, we had $48,742 of unrecognized tax benefits, of which $48,398 would, if recognized, affect our effective tax rate before existing valuation allowance considerations.

We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations. We recorded net interest expense and net penalties totaling $(1,193) and $2,700, in fiscal years 2008 and 2007, respectively, of which the net penalties in fiscal year 2008 is net of $4,958 of previously accrued tax penalties which were ultimately not assessed. As of December 26, 2008, $21,540 was accrued for the payment of interest and penalties.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to income before income taxes, as a result of the following:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	0.5%	0.1%	0.3%
Valuation allowance	(6.3)%	(1.8)%	(3.9)%
Non-U.S. tax rates different than the statutory rate	(13.7)%	(10.4)%	(9.3)%
Impact of changes in tax rate on deferred taxes	0.3%	1.3%	0.0%
Nondeductible loss / nontaxable income	(0.2)%	1.6%	1.7%
Other	0.0%	(0.1)%	0.0%

Total	15.6%	25.7%	23.8%

16.	Derivative Financial Instruments

We maintain a foreign currency risk-management strategy that uses foreign currency forward contracts to protect us from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates between the functional currencies of our subsidiaries and the foreign currencies in which some of our operating purchases and sales are denominated. We utilize these contracts solely to hedge specific foreign currency exposures, whether or not they qualify for hedge accounting under SFAS No. 133. Nearly all of these foreign currency forward contracts are used to hedge foreign currency exposures on our long-term contracts on which we recognize revenues, costs and profits on the percentage-of-completion method. During fiscal years

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

16. Derivative Financial Instruments — (Continued)

2008, 2007 and 2006, none of the foreign currency forward contracts met the requirements for hedge accounting under SFAS No. 133.

As required under SFAS No. 133, the fair values of foreign currency forward contracts are recognized as assets or liabilities in our consolidated balance sheet. The gain or loss from the portion of the mark-to-market adjustment related to the completed portion of the underlying contract is included in cost of operating revenues at the same time as the underlying foreign currency cash flows occur. The gain or loss from the remaining portion of the mark-to-market adjustment, specifically the portion relating to the uncompleted portion of the underlying contract is reflected directly in the consolidated statement of operations in the period in which the mark-to-market adjustment occurs.

The incremental gain or loss from the remaining uncompleted portion of our contracts amounted to foreign exchange (losses)/gains of $(11,863), $324 and $7,610 in fiscal years 2008, 2007 and 2006, respectively and were recorded on the following line items on the consolidated statement of operations:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

(Increase)/decrease in cost of operating revenues	$(11,473)	$465	$7,662
Other deductions, net	(390)	(141)	(52)

Pretax (loss)/gain	$(11,863)	$324	$7,610

The mark-to-market adjustments on foreign currency forward exchange contracts for these unrealized gains or losses are recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.

In fiscal years 2008, 2007 and 2006, we included net cash (outflows)/inflows on the settlement of derivatives of $(8,410), $5,253 and $2,035, respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities in the consolidated statement of cash flows.

We are exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies). As of December 26, 2008, based on the notional amounts of the forward contracts, $203,384 was owed to us by counterparties and $172,947 was owed by us to counterparties.

The maximum term over which we are hedging our exposure to the variability of cash flows is approximately 42 months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17. Business Segments — (Continued)

Global Engineering and Construction Group

Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation and distribution facilities, and gasification facilities. Our Global E&C Group is also involved in the design of facilities in new or developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Our Global E&C Group generates revenues from engineering, procurement and construction and project management activities pursuant to contracts spanning up to approximately four years in duration and from returns on its equity investments in various power production facilities.

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

Global Power Group

Our Global Power Group designs, manufactures and erects steam generating and auxiliary equipment for electric power generating stations and industrial facilities worldwide and owns and/or operates several cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries. Our Global Power Group generates revenues from engineering activities, equipment supply, construction contracts, operating and maintenance agreements, royalties from licensing its technology, and from returns on its investments in several power production facilities.

Our Global Power Group’s steam generating equipment includes a full range of technologies, offering independent power producers, utilities and industrial clients high-value technology solutions for converting a wide range of fuels, such as coal, lignite, petroleum coke, oil, gas, biomass and municipal solid waste, into steam, which can be used for power generation, district heating or for industrial processes.

Our Global Power Group offers several other products and services related to steam generators:

•	Designs, manufactures and installs auxiliary and replacement equipment for utility power and industrial facilities, including surface condensers, feed water heaters, coal pulverizers, steam generator coils and panels, biomass gasifiers, and replacement parts for steam generators.

•	Nitrogen-oxide (“NOx”) reduction systems and components for pulverized coal steam generators such as, selective catalytic reduction systems, low NOx combustion systems, low NOx burners, primary combustion and overfire air systems and components, fuel and combustion air measuring and control systems and components.

•	A broad range of site services including construction and erection services, maintenance engineering, steam generator upgrading and life extension, and plant repowering.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17. Business Segments — (Continued)

•	Research and development in the areas of combustion, fluid and gas dynamics, heat transfer, materials and solid mechanics.

•	Technology licenses to other steam generator suppliers in select countries.

Corporate and Finance Group

In addition to these two business groups, which also represent operating segments for financial reporting purposes, we report corporate center expenses and expenses related to certain legacy liabilities, such as asbestos, in the Corporate and Finance Group (“C&F Group”), which we also treat as an operating segment for financial reporting purposes.

We conduct our business on a global basis. Our Global E&C Group has accounted for the largest portion of our operating revenues over the last ten years. In fiscal year 2008, our Global E&C Group accounted for 75% of our total operating revenues, while our Global Power Group accounted for 25% of our total operating revenues.

The geographic dispersion of our operating revenues for fiscal year 2008, based upon where the project is being executed, was as follows:

	Global E&C Group		Global Power Group		Total
		Percentage of		Percentage of		Percentage of
	Third-Party	Third-Party	Third-Party	Third-Party	Third-Party	Third-Party
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

Asia	$1,398,295	27.1%	$177,088	10.4%	$1,575,383	23.0%
Australasia*	1,731,781	33.6%	13,258	0.8%	1,745,039	25.5%
Europe	847,788	16.5%	603,882	35.4%	1,451,670	21.2%
Middle East	857,944	16.7%	648	0.0%	858,592	12.5%
North America	276,796	5.4%	779,413	45.6%	1,056,209	15.4%
South America	34,623	0.7%	132,774	7.8%	167,397	2.4%

Total	$5,147,227	100.0%	$1,707,063	100.0%	$6,854,290	100.0%

*	Australasia primarily represents Australia, New Zealand and the Pacific islands.

EBITDA is the primary measure of operating performance used by our chief operating decision maker.

One client accounted for approximately 24%, 12% and 13% of our consolidated operating revenues (inclusive of flow-through revenues) in fiscal years 2008, 2007 and 2006, respectively; however, the associated flow-through revenues included in these percentages accounted for approximately 20%, 9% and 11% of our consolidated operating revenues in fiscal years 2008, 2007 and 2006, respectively. No other single client accounted for ten percent or more of our consolidated revenues in fiscal years 2008, 2007 or 2006.

Identifiable assets by group are those assets that are directly related to and support the operations of each group. Corporate assets are principally cash, investments, real estate and insurance receivables.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17. Business Segments — (Continued)

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)

Fiscal Year Ended December 26, 2008
Operating revenues (third-party)	$6,854,290	$5,147,227	$1,707,063	$—

EBITDA(2)	$686,067	$535,602	$239,508	$(89,043)

Less: Interest expense	(17,621)
Less: Depreciation and amortization	(44,798)

Income before income taxes	623,648
Provision for income taxes	(97,028)

Net income	$526,620

Total assets	$3,011,254	$1,755,660	$1,403,386	$(147,792)
Capital expenditures	$103,965	$90,228	$11,625	$2,112
Fiscal Year Ended December 28, 2007
Operating revenues (third-party)	$5,107,243	$3,681,259	$1,425,984	$—

EBITDA(3)	$591,840	$505,647	$139,177	$(52,984)

Less: Interest expense	(19,855)
Less: Depreciation and amortization	(41,691)

Income before income taxes	530,294
Provision for income taxes	(136,420)

Net income	$393,874

Total assets	$3,248,988	$1,799,231	$1,243,696	$206,061
Capital expenditures	$51,295	$42,965	$8,055	$275
Fiscal Year Ended December 29, 2006
Operating revenues (third-party)	$3,495,048	$2,219,104	$1,275,944	$—

EBITDA(4)	$399,514	$323,297	$95,039	$(18,822)

Less: Interest expense	(24,944)
Less: Depreciation and amortization	(30,877)

Income before income taxes	343,693
Provision for income taxes	(81,709)

Net income	$261,984

Capital expenditures	$30,293	$22,784	$7,464	$45

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	Includes in fiscal year 2008: increased/(decreased) contract profit of $26,720 from the regular re-evaluation of final estimated contract profits*: $46,260 in our Global E&C Group and $(19,540) in our Global Power Group; a charge of $9,000 in our Global Power Group primarily for severance-related postemployment

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17. Business Segments — (Continued)

benefits in accordance with SFAS No. 112; and a net charge of $6,607 in our C&F Group on the revaluation of our asbestos liability and related asset resulting primarily from increased asbestos defense costs projected through year-end 2023 of $42,727 offset by gains of $36,120 on the settlement of coverage litigation with certain insurance carriers.

(3)	Includes in fiscal year 2007: increased/(decreased) contract profit of $35,150 from the regular re-evaluation of final estimated contract profits*: $54,520 in our Global E&C Group and $(19,370) in our Global Power Group; a gain of $13,519 in our C&F Group on the settlement of coverage litigation with certain asbestos insurance carriers; and a charge of $7,374 in our C&F Group on the revaluation of our asbestos liability and related asset.

(4)	Includes in fiscal year 2006: (decreased)/increased contract profit of $(5,670) from the regular re-evaluation of final estimated contract profits*: $14,720 in our Global E&C Group and $(20,390) in our Global Power Group; net asbestos-related gains of $115,664 in our C&F Group primarily related to the settlement of coverage litigation with certain asbestos insurance carriers; a charge of $15,533 in our C&F Group on the revaluation of our asbestos liability and related asset; an aggregate charge of $14,955 in our C&F Group in conjunction with the voluntary termination of our prior domestic senior credit agreement; and a net charge of $12,483 in our C&F Group in conjunction with the debt reduction initiatives completed in April and May 2006.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profits.

The accounting policies of our business segments are the same as those described in our summary of significant accounting policies. The only significant intersegment transactions relate to interest on intercompany balances. We account for interest on those arrangements as if they were third-party transactions — i.e. at current market rates, and we include the elimination of that activity in the results of the C&F Group.

	Fiscal Years Ended
	December 26,	December 28,	December 29,
Equity in Earnings of Unconsolidated Subsidiaries:	2008	2007	2006

Global E&C Group	$11,649	$19,720	$19,056
Global Power Group	21,729	17,579	10,551
C&F Group	—	—	(328)

Total	$33,378	$37,299	$29,279

	December 26,	December 28,
Investments In and Advances to Unconsolidated Subsidiaries:	2008	2007

Global E&C Group	$135,673	$130,240
Global Power Group	75,099	68,092
C&F Group	4	14

Total	$210,776	$198,346

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17. Business Segments — (Continued)

Third-party operating revenues as presented below are based on the geographic region in which the contracting subsidiary is located and not the location of the client or job site.

	Fiscal Years Ended
	December 26,	December 28,	December 29,
Geographic Concentration of Operating Revenues (Third-Party):	2008	2007	2006

Asia	$1,010,232	$593,923	$272,939
Australasia*	1,219,366	504,611	447,696
Canada	21,122	21,220	11,588
Europe	2,898,987	2,532,984	1,708,973
Middle East	557,437	349,237	109,175
United States	1,127,212	1,091,599	932,939
South America	19,934	13,669	11,738

Total	$6,854,290	$5,107,243	$3,495,048

*	Australasia primarily represents Australia, New Zealand and the Pacific islands.

In fiscal years 2008, 2007 and 2006, we generated third-party revenues, determined based upon the location of the contracting subsidiary, of $1,308,255, $1,109,862 and $594,305, respectively, in the United Kingdom; $1,170,601, $462,533 and $341,404, respectively, in Australia; $694,847, $384,135 and $144,489, respectively, in Singapore; $501,436, $538,600 and $463,804, respectively, in Italy and $2,716, $2,885 and $3,273 in Switzerland, the Foster Wheeler AG country of domicile.

Long-lived assets as presented below are based on the geographic region in which the contracting subsidiary is located.

	December 26,	December 28,
Long-Lived Assets:	2008	2007

Asia	$46,134	$37,232
Australasia*	2,866	3,968
Canada	15	25
Europe	331,070	296,109
Middle East	74	125
United States	262,166	246,234
South America	73,699	66,673

Total	$716,024	$650,366

*	Australasia primarily represents Australia, New Zealand and the Pacific islands.

As of December 26, 2008 and December 28, 2007, our contracting subsidiaries in Switzerland, the Foster Wheeler AG country of domicile, had long-lived assets of $20 and $24, respectively.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17. Business Segments — (Continued)

Operating revenues by industry were as follows:

	Fiscal Years Ended
	December 26,	December 28,	December 29,
Operating Revenues (Third-Party) by Industry:	2008	2007	2006

Power generation	$1,637,718	$1,437,078	$1,326,896
Oil refining	1,574,426	1,431,810	716,053
Pharmaceutical	81,438	155,266	128,510
Oil and gas	1,891,490	898,623	680,041
Chemical/petrochemical	1,490,168	1,003,136	383,092
Power plant operation and maintenance	130,144	120,474	111,154
Environmental	29,959	54,878	68,847
Other, net of eliminations	18,947	5,978	80,455

Total	$6,854,290	$5,107,243	$3,495,048

18.	Operating Leases

Certain of our subsidiaries are obligated under operating lease agreements, primarily for office space. In many instances, our subsidiaries retain the right to sub-lease the office space. Rental expense for these leases was $65,644, $54,293 and $37,634 in fiscal years 2008, 2007 and 2006, respectively. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal years:
2009	$52,144
2010	43,528
2011	35,927
2012	29,226
2013	27,937
Thereafter	173,145

Total	$361,907

We entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the United Kingdom in 1999. In connection with these transactions, we recorded deferred gains, which are being amortized to income over the term of the respective leases. The amortization was $4,575, $4,602 and $4,168 for fiscal years 2008, 2007 and 2006, respectively. As of December 26, 2008 and December 28, 2007, the balance of the deferred gains was $47,477 and $66,226, respectively, and is included in other long-term liabilities on the consolidated balance sheet. The year-over-year change in the deferred gain balance includes the impact of changes in foreign currency exchange rates.

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

United States

A summary of our U.S. claim activity is as follows:

	Number of Claims
	Fiscal Years Ended
	December 26,	December 28,	December 29,
	2008	2007	2006

Open claims at beginning of year	131,340	135,890	164,820
New claims	4,950	5,140	8,250
Claims resolved(1)	(5,530)	(9,690)	(37,180)

Open claims at end of year	130,760	131,340	135,890
Claims not valued in the liability(2)	(84,830)	(66,040)	(47,820)

Open claims valued in the liability at end of year	45,930	65,300	88,070

(1)	Claims resolved in fiscal year 2006 include court dismissals without payment of mass claim filings approximating 22,900 claims.

(2)	Claims not valued in the liability include claims on certain inactive court dockets, claims over six years old that are considered abandoned and certain other items.

Of the approximately 130,760 open claims, our subsidiaries are respondents in approximately 30,400 open claims wherein we have administrative agreements and are named defendants in lawsuits involving approximately 100,360 plaintiffs.

All of the open administrative claims have been filed under blanket administrative agreements that we have with various law firms representing claimants and do not specify monetary damages sought. Based on our analysis of lawsuits, approximately 62% do not specify the monetary damages sought or merely recite that the amount of monetary damages sought meets or exceeds the required jurisdictional minimum in the jurisdiction in which suit is filed. Approximately 11% request damages ranging from $1 to $50; approximately 20% request damages ranging from $51 to $1,000; approximately 6% request damages ranging from $1,001 to $10,000; and the remaining 1% request damages ranging from $10,001 to, in a very small number of cases, $50,000.

The majority of requests for monetary damages are asserted against multiple named defendants in a single complaint.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

19. Litigation and Uncertainties — (Continued)

We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through year 2023. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

	December 26,	December 28,
	2008	2007

Asbestos-related assets recorded within:
Accounts and notes receivable-other	$38,200	$47,100
Asbestos-related insurance recovery receivable	246,600	279,100

Total asbestos-related assets	$284,800	$326,200

Asbestos-related liabilities recorded within:
Accrued expenses	$64,500	$72,000
Asbestos-related liability	320,800	331,300

Total asbestos-related liabilities	$385,300	$403,300

Since fiscal year-end 2004, we have worked with Analysis, Research & Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at year-end for the next 15 years. Based on its review of fiscal year 2008 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability be updated as of fiscal year-end 2008. Accordingly, we developed a revised estimate of our aggregate indemnity and defense costs through fiscal year 2023 considering the advice of ARPC. In fiscal year 2008, we revalued our liability for asbestos indemnity and defense costs through fiscal year 2023 to $385,300, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a charge of $42,700 in fiscal year 2008 resulting primarily from increased asbestos defense costs projected through year-end 2023.

The amount paid for asbestos litigation, defense and case resolution was $70,600, $86,700 and $83,300 in fiscal years 2008, 2007 and 2006, respectively. In fiscal year 2008, proceeds from settlements with our insurers exceeded payments made by $16,800. Through December 26, 2008, total cumulative indemnity costs paid were approximately $658,000 and total cumulative defense costs paid were approximately $286,300.

As of December 26, 2008, total asbestos-related liabilities were comprised of an estimated liability of $158,000 relating to open (outstanding) claims being valued and an estimated liability of $227,300 relating to future unasserted claims through fiscal year-end 2023.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type — mesothelioma, lung cancer and non-malignancies — and the breakdown of known and future claims into disease type — mesothelioma, lung cancer or non-malignancies. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through fiscal year 2023, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after fiscal year 2023, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

19. Litigation and Uncertainties — (Continued)

might be incurred after fiscal year 2023. Historically, defense costs have represented approximately 30% of total defense and indemnity costs.

The overall historic average combined indemnity and defense cost per resolved claim through December 26, 2008 has been approximately $2.7. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.

The asbestos-related asset recorded within accounts and notes receivable-other as of December 26, 2008 reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The recorded asbestos-related insurance recovery receivable includes an estimate of recoveries from insurers in the unsettled insurance coverage litigation (referred to below) based upon the application of New Jersey law to certain insurance coverage issues and assumptions relating to cost allocation and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers. Such amounts have not been discounted for the time value of money.

Since fiscal year-end 2005, we have worked with Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimates including the expected timing of payments and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset as of December 26, 2008. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset as of December 26, 2008.

As of December 26, 2008, we estimated the value of our unsettled asbestos insurance asset related to ongoing litigation in New York state court with our subsidiaries’ insurers at $24,800. The litigation relates to the amounts of insurance coverage available for asbestos-related claims and the proper allocation of the coverage among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.

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

Over the last several years, certain of our subsidiaries have entered into settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. In fiscal year 2006, our subsidiaries reached agreements to settle their disputed asbestos-related insurance coverage with four of their insurers. Primarily as a result of these insurance settlements, we recorded a gain of $96,200 in fiscal year 2006.

In fiscal year 2007, our subsidiaries reached agreements to settle their disputed asbestos-related insurance coverage with four additional insurers, including two in the fourth fiscal quarter. As a result of these settlements, we recorded a gain of $4,900 in the fourth fiscal quarter and $13,500 in fiscal year 2007.

In fiscal year 2008, our subsidiaries reached agreements to settle their disputed asbestos-related insurance coverage with three additional insurers. As a result of these settlements, we recorded a gain of $36,100 in fiscal year 2008.

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

Based on the fiscal year-end 2008 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $59,800 and the impact on expense would be dependent upon available additional insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge in the statement of operations in the range of approximately 70% to 80% of the increase in the liability. Long-term cash flows would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of this 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries will decline.

We had net cash inflows of $16,800 as a result of insurance settlement proceeds in excess of the asbestos liability indemnity payments and defense costs during fiscal year 2008. We expect to fund a total of $26,500 of the asbestos liability indemnity and defense costs from our cash flows in fiscal year 2009, net of the cash expected to be received from existing insurance settlements. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.

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

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

19. Litigation and Uncertainties — (Continued)

United Kingdom

Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 904 claims have been brought against our U.K. subsidiaries of which 357 remained open as of December 26, 2008. None of the settled claims has resulted in material costs to us.

As of December 26, 2008, we recorded total liabilities of $37,800 comprised of an estimated liability relating to open (outstanding) claims of $8,400 and an estimated liability relating to future unasserted claims through year 2023 of $29,400. Of the total, $2,800 was recorded in accrued expenses and $35,000 was recorded in asbestos-related liability on the consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $2,800 was recorded in accounts and notes receivable-other and $35,000 was recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability and related asset recorded in the U.K. would be approximately $51,500.

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

Due to the inherent commercial, legal and technical uncertainties underlying the estimation of all of the project claims described herein, the amounts ultimately realized or paid by us could differ materially from the balances, if any, included in our financial statements, which could result in additional material charges against earnings, and which could also materially adversely impact our financial condition and cash flows.

Power Plant Arbitration — Eastern Europe

In June 2006, we commenced arbitration against a client seeking final payment for our services in connection with two power plants that we designed and built in Eastern Europe. The dispute primarily concerns whether we are liable to the client for liquidated damages (“LDs”) under the contract for delayed completion of the projects. The client contends that it is owed LDs, limited under the contract at approximately €37,600 (approximately $52,700 at the exchange rate in effect as of December 26, 2008), and is retaining as security for these LDs approximately €22,000 (approximately $30,900 at the exchange rate in effect as of December 26, 2008) in contract payments otherwise due to us for work performed. The client contends that it is owed an additional €6,900 (approximately $9,700 at the exchange rate in effect as of December 26, 2008) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects, the cost to relocate a piece of equipment on one of the projects and the cost of various warranty repairs and punch list work. We are seeking payment of the €22,000 (approximately $30,900 at the exchange rate in effect as of December 26, 2008 and which is recorded within contracts in process on the consolidated balance sheet) in retention that is being held by the client for LDs, plus approximately €4,900 (approximately $6,900 at the exchange rate in effect as of December 26, 2008) in interest on the retained funds, as well as approximately €9,100 (approximately $12,800 at the exchange rate in effect as of

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

19. Litigation and Uncertainties — (Continued)

December 26, 2008) in additional compensation for extra work performed beyond the original scope of the contracts and the client’s failure to procure the required property insurance for the project, which should have provided coverage for some of the damages we incurred on the project related to turbine repairs. In October 2008, a liability award by the arbitration panel in our favor was received. The award includes amounts that are “fixed” and amounts that require substantiation at a hearing on damages, which has not yet been scheduled by the panel. With estimated interest to be awarded at the damages hearing, we believe the fixed amount awarded will be in line with our previously estimated recovery.

Power Plant Dispute — Ireland

In 2006, a dispute arose with a client because of material corrosion that is occurring at two power plants we designed and built in Ireland, which began operation in December 2005 and June 2006. The boilers at both plants are designed to burn milled peat as the primary fuel, supplied from different local sources. The alkali halides corrosion that is affecting the boiler tubes is fuel related.

There is also corrosion occurring to subcontractor-provided emissions control equipment and induction fans at the back-end of the power plants. The corrosion is due principally to the low set point temperature design of the emissions control equipment that was set by our subcontractor.

We have identified technical solutions to resolve the boiler tube corrosion and emissions control equipment corrosion and during the fourth fiscal quarter of 2008 entered into a settlement with the client under which we will implement the technical solutions in exchange for a full release of all claims related to the corrosion (including a release from the client’s right under the original contract to reject the plants under our availability guaranty) and the client’s agreement to share the cost of the ameliorative work related to the boiler tube corrosion. Accordingly, the client has withdrawn its notice of arbitration that was originally filed in May 2008.

Our right to pursue a claim against our subcontractor for the emissions control equipment corrosion has been preserved under the settlement. Due to the potential magnitude of the amounts involved, however, there can be no assurance that we will collect amounts for which our subcontractor may be determined to be liable in the event we elect to proceed with such a claim and, therefore, we have not reflected any assumed recovery.

During the fiscal fourth quarter of 2006, we established a contingency of $25,000 in relation to this project. Primarily as a result of the discovery during the fiscal second quarter of 2007 of the more extensive back-end corrosion, the contingency was increased by $30,000 during the fiscal second quarter of 2007. A further charge in the amount of $6,700 has been taken in the fourth quarter of 2008 as a result of the settlement described above.

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

In September 2008, FWEC was notified of a potential new claim for personal injuries allegedly related to exposure to TCE in the affected area. During the first quarter of fiscal year 2009, FWEC resolved the claim for an amount that did not have a material impact on our financial position, results of operations or cash flows.

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

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

20. Quarterly Financial Data (Unaudited)

	Fiscal Quarters Ended
	December 26,		September 26,	June 27,	March 28,
	2008		2008	2008	2008

Operating revenues	$1,639,189		$1,718,355	$1,701,022	$1,795,724
Contract profit	203,199		229,260	246,216	216,971
Net income	99,882	(1)	127,920	160,755	138,063
Earnings per common share:
Basic	$0.75		$0.89	$1.12	$0.96
Diluted	$0.75		$0.88	$1.11	$0.95
Shares outstanding:
Weighted-average number of common shares outstanding for basic earnings per common share	132,654,157		144,030,570	143,994,084	143,917,790
Effect of dilutive securities	558,673		1,169,026	1,427,266	1,380,724

Weighted-average number of common shares outstanding for diluted earnings per common share	133,212,830		145,199,596	145,421,350	145,298,514

	Fiscal Quarters Ended
	December 28,		September 28,	June 29,	March 30,
	2007		2007	2007	2007

Operating revenues	$1,465,483		$1,299,872	$1,189,766	$1,152,122
Contract profit	170,003		197,960	168,846	207,512
Net income	78,098	(2)	129,101	71,850	114,825
Earnings per common share:
Basic	$0.54		$0.91	$0.51	$0.82
Diluted	$0.54		$0.89	$0.50	$0.80
Shares outstanding:
Weighted-average number of common shares outstanding for basic earnings per common share	143,540,329		142,517,528	141,078,576	139,507,752
Effect of dilutive securities	1,615,072		2,574,936	3,543,466	4,023,304

Weighted-average number of common shares outstanding for diluted earnings per common share	145,155,401		145,092,464	144,622,042	143,531,056

(1)	Net income for the fiscal quarter ended December 26, 2008 included: increased/(decreased) contract profit of $(1,750) from the regular re-evaluation of final estimated contract profits*: $6,540 in our Global E&C Group and $(8,290) in our Global Power Group; a charge of $9,000 in our Global Power Group primarily for severance-related postemployment benefits in accordance with SFAS No. 112; a net charge of $37,345 in our C&F Group on the revaluation of our asbestos liability and related asset resulting primarily from increased asbestos defense costs projected through year-end 2023; and a benefit of $24,100 related to the net impact of deferred tax valuation allowance adjustments at two of our non-U.S. subsidiaries.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

20. Quarterly Financial Data (Unaudited) — (Continued)

(2)	Net income for the quarter ended December 28, 2007 included: increased/(decreased) contract profit of $(3,310) from the regular re-evaluation of final estimated contract profits*: $3,750 in our Global E&C Group and $(7,060) in our Global Power Group; a charge of $7,374 in our C&F Group reflecting the revaluation of our asbestos liability and related asset and a net gain of $4,886 in our C&F Group on the settlement of coverage litigation with certain asbestos insurance carriers.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profits.

21. Redomestication

Foster Wheeler AG was incorporated under the laws of Switzerland on November 18, 2008 and registered in the commercial register of the Canton of Zug, Switzerland on November 25, 2008 as a wholly-owned subsidiary of Foster Wheeler Ltd. Subsequent to the fiscal year ended December 26, 2008, at a special court-ordered meeting of common shareholders held on January 27, 2009, the common shareholders of Foster Wheeler Ltd. approved a scheme of arrangement under Bermuda law. On February 9, 2009, after receipt of the approval of the scheme of arrangement by the Supreme Court of Bermuda and the satisfaction of certain other conditions, the transactions contemplated by the scheme of arrangement were effected. Pursuant to the scheme of arrangement, among other things, each holder of whole common shares of Foster Wheeler Ltd., par value $0.01 per share, outstanding immediately before the transaction was effected received registered shares of Foster Wheeler AG, par value CHF 3.00 per share (approximately $2.58 based on the exchange rate as of February 9, 2009, the date when the Redomestication (as defined below) had been completed), on a one-for-one basis in respect of such outstanding Foster Wheeler Ltd. common shares (or, in the case of fractional shares of Foster Wheeler Ltd., cash for such fractional shares in lieu of registered shares of Foster Wheeler AG) and additional paid-in capital decreased by the same amount.

The scheme of arrangement effectively changed our place of incorporation from Bermuda to the Canton of Zug, Switzerland. The scheme of arrangement was approved by the common shareholders of Foster Wheeler Ltd. on January 27, 2009 and was sanctioned by the Supreme Court of Bermuda on January 30, 2009. On February 9, 2009, the following steps occurred pursuant to the scheme of arrangement:

(1) all fractional common shares of Foster Wheeler Ltd. were cancelled and Foster Wheeler Ltd. paid to each holder of fractional shares that were cancelled an amount based on the average of the high and low trading prices of Foster Wheeler Ltd. common shares on the NASDAQ Global Select Market on February 5, 2009, the business day immediately preceding the effectiveness of the scheme of arrangement;

(2) all previously outstanding whole common shares of Foster Wheeler Ltd. were cancelled;

(3) Foster Wheeler Ltd., acting on behalf of its shareholders, issued 1,000 common shares (which constituted all of Foster Wheeler Ltd.’s common shares at such time) to Foster Wheeler AG;

(4) Foster Wheeler AG increased its share capital and filed amended articles of association reflecting the share capital increase with the Swiss Commercial Register; and

(5) Foster Wheeler AG issued registered shares to the holders of whole Foster Wheeler Ltd. common shares that were cancelled.

As a result of the scheme of arrangement, the common shareholders of Foster Wheeler Ltd. became common shareholders of Foster Wheeler AG and Foster Wheeler Ltd. became a wholly-owned subsidiary of Foster Wheeler AG, a holding company that owns the stock of its various subsidiary companies.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

21. Redomestication — (Continued)

In connection with consummation of the scheme of arrangement:

•	concurrently with the issuance of registered shares to the holders of whole Foster Wheeler Ltd. common shares, Foster Wheeler AG issued to the holders of the preferred shares the number of registered shares of Foster Wheeler AG that such holders would have been entitled to receive had they converted their preferred shares into common shares of Foster Wheeler Ltd. immediately prior to the effectiveness of the scheme of arrangement (with Foster Wheeler Ltd. paying cash in lieu of any fractional common shares otherwise issuable);

•	Foster Wheeler AG executed a supplemental warrant agreement pursuant to which it assumed Foster Wheeler Ltd.’s obligations under the warrant agreement and agreed to issue registered shares of Foster Wheeler AG upon exercise of such warrants in accordance with their terms; and

•	Foster Wheeler AG assumed Foster Wheeler Ltd.’s existing obligations in connection with awards granted under Foster Wheeler Ltd.’s incentive plans and other similar employee awards.

We refer to the foregoing transactions together with the steps of the scheme of arrangement as the “Redomestication.”

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

21. Redomestication — (Continued)

The following unaudited pro forma financial information presents consolidated shareholders’ equity as of December 26, 2008, actual (Foster Wheeler Ltd.) and as adjusted (Foster Wheeler AG), as if the Redomestication had been completed on December 26, 2008. The pro forma adjustments reflect the completion of the Redomestication, including the increase in par value, the corresponding decrease in additional paid-in capital and the $28 payment of cash for fractional shares using a foreign exchange rate of CHF 1.1618 to $1.00 (the exchange rate in effect on February 9, 2009).

	At December 26, 2008
		Cancellation of
		Common Shares/	Retirement of
		Issuance of	Fractional Shares	As Adjusted
	Actual	Registered Shares	Acquired	(Unaudited)

Shareholders’ Equity:
Preferred shares:
$0.01 par value; 901,135 and 0 authorized, actual and as adjusted; and 1,079 and 0 issued and outstanding, actual and as adjusted	$—	$—	$—	$—
Common shares:
$0.01 par value; 296,007,818 and 0 authorized, actual and as adjusted; and 126,177,611 and 0 issued and outstanding, actual and as adjusted	1,262	(1,262)	—	—
Registered shares:
CHF 3.00 par value; 0 and 189,474,816 authorized, actual and as adjusted; 0 and 63,158,272 conditionally authorized, actual and as adjusted; and 0 and 126,316,544 issued and outstanding, actual and as adjusted	—	326,175	—	326,175
Paid-in capital	914,063	(324,913)	(28)	589,122
Accumulated deficit	(27,975)	—	—	(27,975)
Accumulated other comprehensive loss	(494,788)	—	—	(494,788)

TOTAL SHAREHOLDERS’ EQUITY	$392,562			$392,534

The fiscal year of Foster Wheeler Ltd. is the 52- or 53-week annual accounting period ending the last Friday in December for our U.S. operations and December 31 for non-U.S. operations. The fiscal year of Foster Wheeler AG ends on December 31 of each calendar year. As a result of the Redomestication, our fiscal year for purposes of financial statement reporting and our filing obligations with the Securities and Exchange Commission changed to that of Foster Wheeler AG. Foster Wheeler AG’s fiscal quarters end on the last day of March, June and September.

Foster Wheeler Ltd.

Schedule II: Valuation and Qualifying Accounts
(amounts in thousands)

	Fiscal Year Ended December 26, 2008
		Additions	Additions
	Balance at	Charged to	Charged to		Balance at the
	Beginning of	Costs and	Other		End of the
	Year	Expenses	Accounts	Deductions	Year

Description
Allowance for doubtful accounts	$12,398	$6,821	$—	$(5,375)	$13,844

Deferred tax valuation allowance	$294,286	$6,577	$52,386	$(34,527)	$318,722

	Fiscal Year Ended December 28, 2007
		Additions	Additions
	Balance at	Charged to	Charged to		Balance at the
	Beginning of	Costs and	Other		End of the
	Year	Expenses	Accounts	Deductions	Year

Description
Allowance for doubtful accounts	$7,848	$6,109	$—	$(1,559)	$12,398

Deferred tax valuation allowance	$282,104	$1,186	$24,255	$(13,259)	$294,286

	Fiscal Year Ended December 29, 2006
		Additions	Additions
	Balance at	Charged to	Charged to		Balance at the
	Beginning of	Costs and	Other		End of the
	Year	Expenses	Accounts	Deductions	Year

Description
Allowance for doubtful accounts	$10,379	$2,317	$—	$(4,848)	$7,848

Deferred tax valuation allowance	$260,101	$82,136	$3,176	$(63,309)	$282,104

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 26, 2008.

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

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 26, 2008, as stated in their report, which appears within Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended December 26, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 incorporates information by reference to our definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 26, 2008.

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

A copy of our Code of Business Conduct and Ethics can be obtained upon request, without charge, by writing to the Office of the Secretary, Foster Wheeler AG, Perryville Corporate Park, Clinton, New Jersey 08809-4000.

ITEM 11. EXECUTIVE COMPENSATION

Item 11 incorporates information by reference to our definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 26, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 incorporates information by reference to our definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 26, 2008.

Equity Compensation Plan Information

The following table sets forth, as of December 26, 2008, the number of securities outstanding under each of our stock option plans, the weighted-average exercise price of such options and the number of options available for grant under such plans. The following table also sets forth, as of December 26, 2008, the number of restricted share units and restricted stock granted pursuant to our Omnibus Incentive Plan.

		Weighted-Average	Number of Securities Remaining
	Number of Securities to	Exercise Price of	Available for Future Issuance
	be Issued Upon Exercise	Outstanding	Under Equity Compensation Plans
	of Outstanding Options,	Options, Warrants	(excluding securities reflected
	Warrants and Rights	and Rights ($)	in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans
Approved by Security Holders:
Omnibus Incentive Plan	3,794,485	$20.65	5,582,611
1995 Stock Option Plan	152,460	$94.23	—
Directors’ Stock Option Plan	10,800	$93.94	—
Directors’ Deferred Compensation Program	—	$—	—
Equity Compensation Plans
Not Approved by Security Holders:
Raymond J. Milchovich(1)	130,000	$49.85	—
M.J. Rosenthal & Associates, Inc.(2)	25,000	$18.80	—
2004 Stock Option Plan(3)	4,196	$14.84	—

Total	4,116,941	$24.47	5,582,611

(1)	Under the terms of his employment agreement, dated October 22, 2001, Mr. Milchovich received an option to purchase 130,000 Foster Wheeler Ltd. common shares on October 22, 2001. This option was granted at an exercise price of $49.85 and vested 20% each year over the five-year term of the agreement. The option exercise price is equal to the median of the high and low price of Foster Wheeler Ltd. common shares on the grant date. The option has a term of 10 years from the date of grant.

(2)	Under the terms of the consulting agreement with M.J. Rosenthal & Associates, Inc. on May 7, 2002, we granted a nonqualified stock option to purchase 25,000 of Foster Wheeler Ltd. common shares at a price of $18.80 with a term of 10 years from the date of grant. The exercise price is equal to the mean of the high and low price of Foster Wheeler Ltd. common shares on the date of grant. The option is exercisable on or after March 31, 2003. The option, to the extent not then exercised, shall terminate upon any breach of certain covenants contained in the consulting agreement.

(3)	On November 8, 2005, our non-employee directors were issued options under the 2004 Stock Option Plan to purchase 14,686 Foster Wheeler Ltd. common shares at an exercise price of Foster Wheeler Ltd. $14.838 per common share. Such options expire on September 30, 2010. The non-employee director options vested in one-twelfth increments until fully vested on September 30, 2006. As of December 26, 2008, options to purchase 4,196 Foster Wheeler Ltd. common shares at an exercise price of $14.838 per common share remained outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 incorporates information by reference to our definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year ended December 26, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Item 14 incorporates information by reference to our definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 26, 2008.

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

(3) Exhibits

Exhibit
No.	Exhibits

3.1	Articles of Association of Foster Wheeler AG. (Filed as Exhibit 3.1 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
3.2	Organizational Regulations of Foster Wheeler AG. (Filed as Exhibit 3.2 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
4.0	Foster Wheeler AG hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler AG and its consolidated subsidiaries to the Commission upon request.
10.1	Registration Rights Agreement, dated as of September 24, 2004, by and among Foster Wheeler Ltd., Foster Wheeler LLC, the guarantors listed therein and each of the purchasers signatory thereto. (Filed as Exhibit 4.5 to Foster Wheeler Ltd.’s registration statement on Form S-4 (File No. 119841), filed on October 20, 2004, and incorporated herein by reference.)
10.2	Waiver of the Registration Rights Agreement, dated as of February 2, 2006, by and among Foster Wheeler Ltd., Foster Wheeler LLC, on behalf of themselves and the subsidiary guarantors and Citigroup Global Capital Markets Inc. (Filed as Exhibit 10.13 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 30, 2005, and incorporated herein by reference.)
10.3	Waiver of the Registration Rights Agreement, dated as of February 2, 2006, by and among Foster Wheeler Ltd., Foster Wheeler LLC, on behalf of themselves and the subsidiary guarantors and Merrill Lynch Global Allocation Fund, Inc., Merrill Lynch International Investment Fund-MLIIF Global Allocation Fund, Merrill Lynch Variable Series Fund, Inc.-Merrill Lynch Global Allocation V.I. Fund, and Merrill Lynch Series Funds, Inc.-Global Allocation Strategy Portfolio. (Filed as Exhibit 10.14 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 30, 2005, and incorporated herein by reference.)
10.4	Credit Agreement, dated September 13, 2006, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation, Foster Wheeler International Corporation, and Foster Wheeler Inc., as Borrowers, the guarantors party thereto, the lenders party thereto, BNP Paribas as Administrative Agent, BNP Paribas Securities Corp. as Sole Bookrunner and Sole Lead Arranger, and Calyon New York Branch as Syndication Agent. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated September 13, 2006 and filed on September 14, 2006, and incorporated herein by reference.)
10.5	Amendment No. 1, dated May 4, 2007, to the Credit Agreement, dated September 13, 2006, between Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation, Foster Wheeler International Corporation, Foster Wheeler Inc., Foster Wheeler Ltd., Foster Wheeler Holdings Ltd., the subsidiary guarantors party thereto, the lenders party thereto, and BNP Paribas. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 30, 2007, and incorporated herein by reference.)

Exhibit
No.	Exhibits

10.6	Amendment No. 2, dated September 29, 2008, to the Credit Agreement, dated September 13, 2006, between Foster Wheeler LLC, Foster Wheeler Inc., Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation and Foster Wheeler International Corporation, as borrowers, Foster Wheeler Ltd., Foster Wheeler Holdings Ltd., the subsidiary guarantors party thereto, the lenders party thereto, and BNP Paribas. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated September 29, 2008 and filed on October 14, 2008, and incorporated herein by reference.)
10.7	Amendment No. 3, dated December 18, 2008, to the Credit Agreement, dated September 13, 2006, between Foster Wheeler LLC, Foster Wheeler Inc., Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation and Foster Wheeler International Corporation, as borrowers, Foster Wheeler Ltd., Foster Wheeler AG, Foster Wheeler Holdings Ltd., the subsidiary guarantors party thereto, the lenders party thereto, and BNP Paribas. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated December 18, 2008 and filed on December 22, 2008, and incorporated herein by reference.)
10.8	Guarantee Facility, dated November 21, 2008, among Foster Wheeler Limited, Foster Wheeler Energy Limited, Foster Wheeler World Services Limited, Foster Wheeler (G.B.) Limited and The Bank of Scotland regarding, among other things, a £90,000,000 guarantee facility and a £150,000,000 forward foreign exchange facility.
10.9	Corporate Guarantee, dated July 25, 2005, among Foster Wheeler Limited, Foster Wheeler Energy Limited, Foster Wheeler World Services Limited, Foster Wheeler (G.B.) Limited and The Bank of Scotland. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
10.10	Form of Debenture, dated July 25, 2005, issued in favor of The Bank of Scotland as Security Trustee. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
10.11	Lease Agreement, dated as of August 16, 2002, by and among Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.15 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference.)
10.12	Amendment to the Lease Agreement, dated as of January 6, 2003, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.30 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002, and incorporated herein by reference.)
10.13	Amendment No. 2, dated as of April 21, 2003, to the Lease Agreement between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.7 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, and incorporated herein by reference.)
10.14	Amendment No. 3, dated as of July 14, 2003, to the Lease Agreement dated August 16, 2002, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.6 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, and incorporated herein by reference.)
10.15	Guaranty and Suretyship Agreement, dated as of August 16, 2002, made by Foster Wheeler LLC, Foster Wheeler Ltd., Foster Wheeler Inc., Foster Wheeler International Holdings, Inc. and Energy (NJ) QRS 15-10, Inc. (Filed as Exhibit 10.14 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.16	Deed between Foster Wheeler LLC and Foster Wheeler Realty Services, Inc. and CIT Group Inc. (NJ), dated as of March 31, 2003. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003 and incorporated herein by reference.)
10.17	Preliminary Agreement for the Sale of Quotas, dated January 31, 2006, between Foster Wheeler Italiana S.p.A., Fineldo S.p.A. and MPE S.p.A. (Filed as Exhibit 10.29 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 30, 2005, and incorporated herein by reference.)
10.18	Warrant Agreement between Foster Wheeler Ltd. and Mellon Investor Services LLC, including forms of warrant certificates. (Filed as Exhibit 4.10 to Foster Wheeler Ltd.’s registration statement on Form S-3 (File No. 333-120076), filed on October 29, 2004 and incorporated herein by reference.)

Exhibit
No.		Exhibits

10.19		Supplemental Warrant Agreement, dated as of February 9, 2009, by and among Foster Wheeler AG, Foster Wheeler Ltd. and Mellon Investor Services LLC, as Warrant Agent. (Filed as Exhibit 4.1 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10.20		Master Guarantee Agreement, dated as of May 25, 2001, by and among Foster Wheeler LLC, Foster Wheeler International Holdings, Inc. and Foster Wheeler Ltd. (Filed as Exhibit 10.9 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference.)
10	.21*	Foster Wheeler Inc. Directors Deferred Compensation and Stock Award Plan, amended and restated effective as of May 25, 2001. (Filed as Exhibit 10.5 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.22*	Amendment to the Foster Wheeler Inc. Directors Deferred Compensation and Stock Award Plan. (Filed as Exhibit 10.6 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.23*	Foster Wheeler Inc. Directors’ Stock Option Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s post effective amendment to Form S-8 (Registration No. 333-25945-99), filed on June 27, 2001, and incorporated herein by reference.)
10	.24*	Amendment to Foster Wheeler Inc. Directors’ Stock Option Plan. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.25*	1995 Stock Option Plan of Foster Wheeler Inc., as amended and restated as of September 24, 2002. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference.)
10	.26*	First Amendment to the 1995 Stock Option Plan of Foster Wheeler Inc., as amended and restated as of September 24, 2002.
10	.27*	Second Amendment to the 1995 Stock Option Plan of Foster Wheeler Inc., as amended and restated as of September 24, 2002. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.28*	Foster Wheeler Annual Executive Short-term Incentive Plan, as amended and restated effective January 1, 2006. (Filed as Exhibit 10.20 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 29, 2006, and incorporated herein by reference.)
10	.29*	First Amendment to the Foster Wheeler Annual Executive Short-term Incentive Plan.
10	.30*	Second Amendment to the Annual Executive Short-term Incentive Plan of Foster Wheeler AG. (Filed as Exhibit 10.7 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.31*	Foster Wheeler Ltd. 2004 Stock Option Plan. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated September 29, 2004 and filed on October 1, 2004, and incorporated herein by reference.)
10	.32*	First Amendment to the Foster Wheeler Ltd. 2004 Stock Option Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10	.33*	Second Amendment to the Foster Wheeler Ltd. 2004 Stock Option Plan. (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.34*	Form of First Amendment to the Foster Wheeler Ltd. 2004 Stock Option Plan with respect to non-employee directors. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10	.35*	Form of Amended and Restated Notice of Stock Option Grant with respect to executive officers, officers and key employees. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10	.36*	Foster Wheeler Ltd. Omnibus Incentive Plan. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated May 9, 2006 and filed on May 12, 2006, and incorporated herein by reference.)

Exhibit
No.		Exhibits

10	.37*	First Amendment to the Foster Wheeler Ltd. Omnibus Incentive Plan.
10	.38*	Second Amendment to the Foster Wheeler Ltd. Omnibus Incentive Plan. (Filed as Exhibit 10.4 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.39*	Form of Director’s Stock Option Agreement effective June 16, 2006 by and between Foster Wheeler Ltd. and each of Ralph Alexander, Eugene Atkinson, Diane C. Creel, Robert C. Flexon, Stephanie Hanbury-Brown, Joseph J. Melone and James D. Woods. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated June 14, 2006 and filed on June 16, 2006, and incorporated herein by reference.)
10	.40*	Form of Employee Nonqualified Stock Option Agreement effective November 15, 2006 with respect to certain employees and executive officers. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 15, 2006 and filed on November 17, 2006, and incorporated herein by reference.)
10	.41*	Form of Employee Nonqualified Stock Option Agreement effective May 6, 2008 with respect to certain employees and executive officers.
10	.42*	Form of Employee Restricted Stock Unit Award Agreement effective November 15, 2006 with respect to certain employees and executive officers. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated November 15, 2006 and filed on November 17, 2006, and incorporated herein by reference.)
10	.43*	Form of Employee Restricted Stock Unit Award Agreement effective May 6, 2008 with respect to certain employees and executive officers.
10	.44*	Form of Director Nonqualified Stock Option Agreement effective November 15, 2006 with respect to non-employee directors. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 8-K, dated November 15, 2006 and filed on November 17, 2006, and incorporated herein by reference.)
10	.45*	Form of Director Nonqualified Stock Option Agreement effective May 6, 2008 with respect to non-employee directors.
10	.46*	Form of Director Restricted Stock Unit Agreement effective November 15, 2006 with respect to non-employee directors. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 8-K, dated November 15, 2006 and filed on November 17, 2006, and incorporated herein by reference.)
10	.47*	Form of Director Restricted Stock Unit Agreement effective May 6, 2008 with respect to non-employee directors.
10	.48*	Form of Change of Control Agreement, dated as of May 25, 2001, and entered into by Foster Wheeler Ltd. with executive officers. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference.)
10	.49*	Form of Indemnification Agreement for directors and officers of Foster Wheeler Ltd. and Foster Wheeler Inc., dated as of November 3, 2004. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 3, 2004 and filed on November 8, 2004, and incorporated herein by reference.)
10	.50*	Form of Indemnification Agreement for directors and officers of Foster Wheeler AG, dated as of February 9, 2009. (Filed as Exhibit 10.10 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.51*	Form of Notice and Acknowledgement for executive officers of Foster Wheeler AG, dated as of February 9, 2009. (Filed as Exhibit 10.8 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.52*	Form of Notice and Acknowledgement for David Wardlaw, dated as of February 9, 2009. (Filed as Exhibit 10.9 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.53*	Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich, dated as of August 11, 2006. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated August 7, 2006 and filed on August 11, 2006, and incorporated herein by reference.)
10	.54*	First Amendment to the Employment Agreement, dated January 30, 2007, between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated January 30, 2007 and filed on February 2, 2007, and incorporated herein by reference.)

Exhibit
No.		Exhibits

10	.55*	Second Amendment to the Employment Agreement, dated February 27, 2007, between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated February 27, 2007 and filed on March 2, 2007, and incorporated herein by reference.)
10	.56*	Amended and Restated Employment Agreement, dated as of May 6, 2008, between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated May 6, 2008 and filed on May 12, 2008, and incorporated herein by reference.)
10	.57*	Amended and Restated Employment Agreement, dated as of November 4, 2008, between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 4, 2008 and filed on November 5, 2008, and incorporated herein by reference.)
10	.58*	Stock Option Agreement of Raymond J. Milchovich, dated as of October 22, 2001. (Filed as Exhibit 10.13 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)
10	.59*	Employee’s Restricted Stock Award Agreement of Raymond J. Milchovich, dated as of August 11, 2006. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated August 7, 2006 and filed on August 11, 2006, and incorporated herein by reference.)
10	.60*	Employee Nonqualified Stock Option Agreement of Raymond J. Milchovich, dated as of August 11, 2006. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 8-K, dated August 7, 2006 and filed on August 11, 2006, and incorporated herein by reference.)
10	.61*	Employment Agreement between Foster Wheeler Ltd. and Peter J. Ganz, dated as of October 10, 2005. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
10	.62*	First Amendment to the Employment Agreement, dated as of October 6, 2006, between Foster Wheeler Ltd. and Peter J. Ganz. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K, dated October 5, 2006 and filed on October 10, 2006, and incorporated herein by reference.)
10	.63*	Amended and Restated Employment Agreement, dated as of May 6, 2008, between Foster Wheeler Ltd. and Peter J. Ganz. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 8-K, dated May 6, 2008 and filed on May 12, 2008, and incorporated herein by reference.)
10	.64*	Restricted Stock Award Agreement of Peter J. Ganz, dated as of October 24, 2005. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
10	.65*	English Translation of Supplemental Employment Agreement, effective as of November 12, 2007, among Foster Wheeler Continental Europe S.r.L., Foster Wheeler Ltd., and Franco Baseotto. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 12, 2007 and filed on November 14, 2007, and incorporated herein by reference.)
10	.66*	English Translation of Change of Control Agreement, effective as of November 12, 2007, among Foster Wheeler Continental Europe S.r.L., Foster Wheeler Ltd., and Franco Baseotto. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated November 12, 2007 and filed on November 14, 2007, and incorporated herein by reference.)
10	.67*	Employment Agreement, dated as of May 6, 2008, between Foster Wheeler Ltd. and Franco Baseotto. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated May 6, 2008 and filed on May 12, 2008, and incorporated herein by reference.)
10	.68*	Unofficial English Translation of Fixed Term Employment Agreement, effective as of April 1, 2008, between Foster Wheeler Continental Europe S.r.L. and Umberto della Sala. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated February 22, 2008 and filed on February 28, 2008, and incorporated herein by reference.)
10	.69*	Employment Agreement, dated as of March 1, 2008, between Foster Wheeler Ltd. and Umberto della Sala. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated February 22, 2008 and filed on February 28, 2008, and incorporated herein by reference.)

Exhibit
No.		Exhibits

10	.70*	Agreement for the Termination of Fixed Term Employment Contract, dated as of September 30, 2008, between Foster Wheeler Continental Europe S.r.L. and Umberto della Sala. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)
10	.71*	Fixed Term Employment Agreement, dated as of October 1, 2008, between Foster Wheeler Global E&C S.r.L. and Umberto della Sala. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)
10	.72*	First Amendment to the Employment Agreement, dated as of October 1, 2008, between Foster Wheeler Ltd. and Umberto della Sala. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)
10	.73*	Employment Agreement, dated as of August 20, 2008, between Foster Wheeler Ltd. and Peter D. Rose. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)
10	.74*	Employment Agreement, dated as of April 7, 2008, between Foster Wheeler Ltd. and Beth Sexton. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2008, and incorporated herein by reference.)
10	.75*	Deed of Variation, dated as of October 8, 2008, between Foster Wheeler Energy Limited and David Wardlaw. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated October 8, 2008 and filed on October 14, 2008, and incorporated herein by reference.)
10	.76*	Employment Agreement, dated as of January 6, 2009, between Foster Wheeler North America Corp. and Gary T. Nedelka.
10	.77*	Employment Agreement, dated as of January 6, 2009, between Foster Wheeler Ltd. and Lisa Z. Wood.
21.0		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
23.2		Consent of Analysis, Research & Planning Corporation.
23.3		Consent of Peterson Risk Consulting LLC.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG
(Registrant)

By:	/s/ Franco Baseotto
Franco Baseotto
Executive Vice President, Chief Financial
Officer and Treasurer

Date: February 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed, as of February 24, 2009, by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title

/s/ Raymond J. Milchovich Raymond J. Milchovich (Principal Executive Officer)	Director, Chairman of the Board and Chief Executive Officer

/s/ Franco Baseotto Franco Baseotto (Principal Financial Officer)	Executive Vice President, Chief Financial Officer and Treasurer

/s/ Lisa Z. Wood Lisa Z. Wood (Principal Accounting Officer)	Vice President and Controller

/s/ Eugene D. Atkinson Eugene D. Atkinson	Director

/s/ Steven J. Demetriou Steven J. Demetriou	Director

/s/ Robert C. Flexon Robert C. Flexon	Director

/s/ Edward G. Galante Edward G. Galante	Director

/s/ Stephanie Hanbury-Brown Stephanie Hanbury-Brown	Director

/s/ Maureen B. Tart-Bezer Maureen B. Tart-Bezer	Director

/s/ James D. Woods James D. Woods	Director