Form 10-Q
period 2009-03-31
FOSTER WHEELER AG
filed 2009-05-06
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-31305
FOSTER WHEELER AG
(Exact name of registrant as specified in its charter)

Switzerland	98-0607469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Perryville Corporate Park
Clinton, New Jersey	08809-4000
(Address of principal executive offices)	(Zip Code)
(908) 730-4000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 126,417,247 registered shares (CHF 3.00 par value) were outstanding as of April 24, 2009.

FOSTER WHEELER AG
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	Fiscal Three Months Ended
	March 31,	March 28,
	2009	2008
Operating revenues	$1,264,523	$1,795,724
Cost of operating revenues	1,101,771	1,578,753

Contract profit	162,752	216,971

Selling, general and administrative expenses	69,248	64,896
Other income, net	(8,203)	(14,028)
Other deductions, net	6,087	6,385
Interest income	(2,672)	(10,531)
Interest expense	4,167	6,151
Net asbestos-related provision/(gain)	1,750	(14,188)

Income before income taxes	92,375	178,286
Provision for income taxes	18,003	39,750

Net income	74,372	138,536

Less: net income attributable to noncontrolling interests	1,509	473

Net income attributable to Foster Wheeler AG	$72,863	$138,063

Earnings per share (see Note 1):
Basic	$0.58	$0.96

Diluted	$0.57	$0.95

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)
(unaudited)

	March 31,	December 26,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$777,775	$773,163
Short-term investments	2,401	2,448
Accounts and notes receivable, net:
Trade	546,347	608,994
Other	94,947	95,633
Contracts in process	237,889	241,135
Prepaid, deferred and refundable income taxes	31,610	31,667
Other current assets	38,841	37,146

Total current assets	1,729,810	1,790,186

Land, buildings and equipment, net	379,282	383,209
Restricted cash	21,972	22,737
Notes and accounts receivable — long-term	1,450	1,788
Investments in and advances to unconsolidated affiliates	210,545	210,776
Goodwill	60,212	62,165
Other intangible assets, net	58,086	59,874
Asbestos-related insurance recovery receivable	273,430	281,540
Other assets	80,074	82,223
Deferred income taxes	109,485	116,756

TOTAL ASSETS	$2,924,346	$3,011,254

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$23,443	$24,375
Accounts payable	327,528	365,347
Accrued expenses	268,424	303,813
Billings in excess of costs and estimated earnings on uncompleted contracts	698,949	750,233
Income taxes payable	52,781	44,846

Total current liabilities	1,371,125	1,488,614

Long-term debt	187,464	192,989
Deferred income taxes	61,252	66,114
Pension, postretirement and other employee benefits	314,998	320,959
Asbestos-related liability	339,834	355,779
Other long-term liabilities	151,163	157,933
Commitments and contingencies

TOTAL LIABILITIES	2,425,836	2,582,388

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	5,768	7,586

TOTAL TEMPORARY EQUITY	5,768	7,586

Equity:
Preferred shares:
$0.01 par value; authorized: March 31, 2009 - 0 shares and December 26, 2008 - 901,135 shares; issued and outstanding: March 31, 2009 - 0 shares and December 26, 2008 - 1,079 shares	—	—
Common shares:
$0.01 par value; authorized: March 31, 2009 - 0 shares and December 26, 2008 - 296,007,818 shares; issued and outstanding: March 31, 2009 - 0 shares and December 26, 2008 - 126,177,611 shares	—	1,262
Registered shares:
CHF 3.00 par value; authorized: March 31, 2009 - 189,623,871 shares; conditionally authorized: March 31, 2009 - 63,207,957 shares; issued and outstanding: March 31, 2009 - 126,416,237 shares	326,432	—
Paid-in capital	596,046	914,063
Retained earnings / (accumulated deficit)	44,888	(27,975)
Accumulated other comprehensive loss	(504,659)	(494,788)

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	462,707	392,562

Noncontrolling interests	30,035	28,718

TOTAL EQUITY	492,742	421,280

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$2,924,346	$3,011,254

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
CHANGES IN EQUITY
(in thousands of dollars)
(unaudited)

					Retained	Accumulated	Total Foster
					Earnings/	Other	Wheeler AG
	Preferred	Common	Registered	Paid-in-	(Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Shares	Capital	Deficit)	Loss	Equity	Interests	Equity

Fiscal Three Months Ended March 31, 2009
Balance at December 26, 2008	$—	$1,262	$—	$914,063	$(27,975)	$(494,788)	$392,562	$28,718	$421,280
Net income	—	—	—	—	72,863	—	72,863	1,509	74,372
Foreign currency translation adjustments	—	—	—	—	—	(11,701)	(11,701)	(169)	(11,870)
Net loss on derivative instruments designated as cash flow hedges, net of tax	—	—	—	—	—	(2,768)	(2,768)	—	(2,768)
Pension and other postretirement benefits, net of tax	—	—	—	—	—	4,598	4,598	(2)	4,596

Comprehensive Income							62,992	1,338	64,330

Issuance of common shares upon exercise of common share purchase warrants	—	—	—	9	—	—	9	—	9
Issuance of common shares upon vesting of restricted awards	—	1	—	(1)	—	—	—	—	—
Repurchase and retirement of shares	—	—	—	(28)	—	—	(28)	—	(28)
Cancellation of common shares and issuance of registered shares	—	(1,263)	326,070	(324,807)	—	—	—	—	—
Issuance of registered shares upon conversion of preferred shares	—	—	361	(361)	—	—	—	—	—
Issuance of registered shares upon vesting of restricted awards	—	—	1	(1)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(21)	(21)
Share-based compensation expense-stock options and restricted awards	—	—	—	7,172	—	—	7,172	—	7,172

Balance at March 31, 2009	$—	$—	$326,432	$596,046	$44,888	$(504,659)	$462,707	$30,035	$492,742

Fiscal Three Months Ended March 28, 2008
Balance at December 27, 2007	$—	$1,439	$—	$1,385,311	$(554,595)	$(261,114)	$571,041	$31,773	$602,814
Net income	—	—	—	—	138,063	—	138,063	473	138,536
Foreign currency translation adjustments	—	—	—	—	—	21,062	21,062	1,006	22,068
Net loss on derivative instruments designated as cash flow hedges, net of tax	—	—	—	—	—	(2,355)	(2,355)	—	(2,355)
Pension and other postretirement benefits, net of tax	—	—	—	—	—	3,701	3,701	—	3,701

Comprehensive Income							160,471	1,479	161,950

Issuance of common shares upon exercise of common share purchase warrants	—	1	—	297	—	—	298	—	298
Issuance of common shares upon exercise of stock options	—	1	—	1,519	—	—	1,520	—	1,520
Issuance of common shares upon vesting of restricted awards	—	—	—	(1)	—	—	(1)	—	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6,684)	(6,684)
Share-based compensation expense-stock options and restricted awards	—	—	—	2,797	—	—	2,797	—	2,797
Excess tax benefit related to equity-based incentive program	—	—	—	29	—	—	29	—	29

Balance at March 28, 2008	$—	$1,441	$—	$1,389,952	$(416,532)	$(238,706)	$736,155	$26,568	$762,723

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Fiscal Three Months Ended
	March 31,	March 28,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$74,372	$138,536
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	10,551	11,356
Net asbestos-related provision/(gain)	1,750	(14,188)
Share-based compensation expense-stock options and restricted awards	5,354	2,494
Excess tax benefit related to equity-based incentive program	—	(29)
Deferred tax	159	2,528
Loss on sale of assets	10	16
Equity in the net earnings of partially-owned affiliates	(6,754)	(11,782)
Other noncash items	(46)	(21)
Changes in assets and liabilities:
Decrease in receivables	28,662	19,104
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	(24,855)	63,886
Decrease in accounts payable and accrued expenses	(43,674)	(105,133)
Increase in income taxes payable	7,353	21,910
Net change in other assets and liabilities	(10,743)	(14,254)

Net cash provided by operating activities	42,139	114,423

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	(7,740)
Change in restricted cash	(307)	(13,424)
Capital expenditures	(14,643)	(14,536)
Proceeds from sale of assets	77	65
Investments in and advances to unconsolidated affiliates	—	(1,070)
Increase in short-term investments	(27)	—

Net cash used in investing activities	(14,900)	(36,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase and retirement of fractional shares	(28)	—
Distributions to noncontrolling interests	(21)	(6,684)
Proceeds from share purchase warrant exercises	9	298
Proceeds from stock option exercises	—	1,520
Excess tax benefit related to equity-based incentive program	—	29
Repayment of short-term debt	(731)	—
Proceeds from issuance of long-term debt	37	3,107
Repayment of long-term debt and capital lease obligations	(277)	(420)

Net cash used in financing activities	(1,011)	(2,150)

Effect of exchange rate changes on cash and cash equivalents	(21,616)	36,079

Increase in cash and cash equivalents	4,612	111,647
Cash and cash equivalents at beginning of year	773,163	1,048,544

Cash and cash equivalents at end of period	$777,775	$1,160,191

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)
(unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation — At a special court-ordered meeting of common shareholders held on January 27, 2009, the common shareholders of Foster Wheeler Ltd. approved a scheme of arrangement under Bermuda law. On February 9, 2009, after receipt of the approval of the scheme of arrangement by the Supreme Court of Bermuda and the satisfaction of certain other conditions, the transactions contemplated by the scheme of arrangement were effected. Pursuant to the scheme of arrangement, among other things, all previously outstanding whole common shares of Foster Wheeler Ltd. were cancelled and the common shareholders of Foster Wheeler Ltd. became common shareholders of Foster Wheeler AG, a Swiss corporation, and Foster Wheeler Ltd. became a wholly-owned subsidiary of Foster Wheeler AG, a holding company that owns the stock of its various subsidiary companies. The steps of the scheme of arrangement together with certain related transactions, which are collectively referred to throughout the Notes to the consolidated financial statements as the “Redomestication,” effectively changed our place of incorporation from Bermuda to the Canton of Zug, Switzerland. Please see Note 13 for further information related to the Redomestication.
     The fiscal year of Foster Wheeler AG ends on December 31 of each calendar year. Foster Wheeler AG’s fiscal quarters end on the last day of March, June and September. The fiscal year of Foster Wheeler Ltd., the parent company prior to the Redomestication, was the 52- or 53-week annual accounting period ending the last Friday in December for our U.S. operations and December 31 for non-U.S. operations and ended on December 26, 2008 for fiscal year 2008. The fiscal first quarter of Foster Wheeler Ltd. for the fiscal year ended December 26, 2008, which for reporting purposes is also the fiscal first quarter of Foster Wheeler AG for such fiscal year, ended on March 28, 2008.
     Foster Wheeler AG consolidated financial results for the first fiscal three months represent the period from December 27, 2008 through March 31, 2009 and December 29, 2007 through March 28, 2008, in fiscal years 2009 and 2008, respectively. The consolidated financial results include our U.S. operations, which have a fiscal year that is the 52- or 53-week annual accounting period ending the last Friday in December, and our non-U.S. operations, which have a fiscal year ending on December 31. Although the fiscal year for our parent company is now December 31, the fiscal year and fiscal quarter ending dates for both our U.S. and non-U.S. operations were not impacted by the Redomestication.
     The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.
     The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in our annual report on Form 10-K for the fiscal year ended December 26, 2008 (“2008 Form 10-K”), filed with the Securities and Exchange Commission on February 24, 2009. The consolidated balance sheet as of December 26, 2008 was derived from the audited financial statements included in our 2008 Form 10-K, but does not include all the disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. Additionally, the presentation of our consolidated balance sheet as of December 26, 2008 reflects the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” as described below. A summary of our significant accounting policies is presented below.
     Principles of Consolidation — The consolidated financial statements include the accounts of Foster Wheeler AG and all significant U.S. and non-U.S. subsidiaries as well as certain entities in which we have a controlling interest. Intercompany transactions and balances have been eliminated.

     We adopted SFAS No. 160 as of the beginning of fiscal year 2009. SFAS No. 160 amends the accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly referred to as “minority interest”) and for the deconsolidation of a subsidiary. Under SFAS No. 160, the noncontrolling interest in a subsidiary is reported as equity in the parent company’s consolidated financial statements. SFAS No. 160 also requires that the parent company’s consolidated statement of operations include both the parent and noncontrolling interest share of the subsidiary’s statement of operations. Formerly, the noncontrolling interest share was shown as a reduction of income on the parent’s consolidated statement of operations. SFAS No. 160 was applied prospectively as of the beginning of the fiscal year; however, presentation and disclosure requirements are applied retrospectively for all periods presented. Upon our adoption of SFAS No. 160, we (i) reclassified our minority interest liability to a separate section entitled “noncontrolling interests” within total equity on our consolidated balance sheet, which increased total equity by $28,718 as of December 26, 2008; (ii) removed minority interest expense from the determination of total net income on our consolidated statement of operations, which increased total net income by $473 for the fiscal three months ended March 28, 2008; (iii) included a reduction for net income attributable to noncontrolling interests in the determination of net income attributable to Foster Wheeler AG (as successor to Foster Wheeler Ltd. — please see Note 13 for further information related to the Redomestication) and earnings per share on the consolidated statement of operations, which corresponded to the net income and earnings per common share figures previously reported.
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

     Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit. In the period in which a change in estimate is recognized, the cumulative impact of that change is recorded based on progress achieved through the period of change. There were 8 and 6 separate projects that had final estimated contract profit revisions whose impact on contract profit exceeded $1,000 during the first three months of fiscal years 2009 and 2008, respectively. The changes in final estimated contract profits resulted in a net increase of $3,260 and $2,130 to reported contract profit in the first three months of fiscal years 2009 and 2008, respectively, relating to the revaluation of work performed on contracts in prior periods. Please see Note 11 for further information related to changes in final estimated contract profits.
     Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims in accordance with paragraph 65 of Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, which states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Under SOP 81-1, those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. As of March 31, 2009, our consolidated financial statements assumed recovery of commercial claims of $17,200, of which $79 has yet to be expended. As of December 26, 2008, our consolidated financial statements assumed recovery of commercial claims of $11,200, of which all was expended.
     In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. We had no deferred pre-contract costs as of March 31, 2009 or December 26, 2008.
     Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the corresponding service contracts.
     Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments with original maturities of three months or less. Cash and cash equivalents of $581,731 and $622,907 were maintained by our non-U.S. subsidiaries as of March 31, 2009 and December 26, 2008, respectively. These subsidiaries require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, a portion of these funds may not be readily available for repatriation to U.S. entities.
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
     We had total goodwill of $60,212 and $62,165 as of March 31, 2009 and December 26, 2008, respectively. Of the $60,212 of goodwill as of March 31, 2009, $48,241 is related to our global power business group and $11,971 is related to our global engineering and construction business group. In fiscal year 2008, the fair value of all reporting units exceeded the carrying amounts.
     We had total unamortized identifiable intangible assets of $58,086 and $59,874 as of March 31, 2009 and December 26, 2008, respectively. Of the $58,086 of identifiable intangible assets as of March 31, 2009, $55,173 is related to our global power business group and $2,913 is related to our global engineering and construction business group. The following table details amounts relating to our identifiable intangible assets:

	March 31, 2009			December 26, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$38,928	$(23,508)	$15,420	$39,180	$(23,024)	$16,156
Trademarks	62,962	(23,017)	39,945	63,347	(22,543)	40,804
Customer relationships and backlog	3,670	(949)	2,721	3,592	(678)	2,914

Total	$105,560	$(47,474)	$58,086	$106,119	$(46,245)	$59,874

     Amortization expense related to identifiable intangible assets, which is recorded within cost of operating revenues on the consolidated statement of operations, totaled $1,229 for the fiscal three months ended March 31, 2009. Amortization expense totaled $1,077 for the fiscal three months ended March 28, 2008. Amortization expense is expected to be approximately $4,600 in fiscal year 2009 and approximately $4,300 in each of the fiscal years 2010 through 2013.

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
     We do not make a provision for U.S. federal income taxes on non-U.S. subsidiary earnings if we expect such earnings to be indefinitely reinvested outside the United States.
     We recognize interest accrued on the potential tax liability related to unrecognized tax benefits in interest expense, and we recognize any potential penalties in other deductions, net on our consolidated statement of operations.
     Foreign Currency — The functional currency of our non-U.S. operations is typically the local currency of their country of domicile. Assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at period-end exchange rates with the resulting translation adjustment recorded as a separate component within accumulated other comprehensive loss. Income and expense accounts and cash flows are translated at weighted-average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other deductions, net on our consolidated statement of operations.
     Fair Value Measurements — In the first fiscal quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements,” except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis for which the date of adoption was the beginning of the first fiscal quarter of 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.
     Our financial assets and liabilities that are recorded at fair value consist primarily of the assets or liabilities arising from derivative financial instruments. We value our derivative financial instruments using broker quotations, or market transactions in either the listed or over-the-counter markets, resulting in fair value measurements using level 2 inputs as defined under the SFAS No. 157 fair value hierarchy. See Note 7 for further information regarding our derivative financial instruments.
     Retirement of Registered Shares under Registered Share Repurchase Program — On September 12, 2008, we announced a share repurchase program pursuant to which Foster Wheeler Ltd.’s Board of Directors authorized the repurchase of up to $750,000 of Foster Wheeler Ltd.’s outstanding common shares. In connection with the Redomestication, Foster Wheeler AG adopted a share repurchase program pursuant to which it is authorized to repurchase up to $264,800 of its outstanding registered shares and designate the repurchased shares for cancellation. The amount authorized for repurchase of registered shares under the Foster Wheeler AG program is equal to the amount that remained available for repurchases under the Foster Wheeler Ltd. program as of February 9, 2009, the date of the completion of the Redomestication. The Foster Wheeler AG program replaces the Foster Wheeler Ltd. program, and no further repurchases will be made under the Foster Wheeler Ltd. program. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of registered shares. The program has no expiration date and may be suspended or discontinued at any time.
     All registered shares acquired under our registered share repurchase program are immediately retired upon purchase. The registered share value, on the consolidated balance sheet, is reduced for the par value of the retired registered shares. Paid-in capital, on the consolidated balance sheet, is reduced for the excess of fair value and related fees paid above par value for the registered shares acquired.
     Registered shares retired under the registered share repurchase program reduce the weighted-average number of registered shares outstanding during the reporting period when calculating earnings per share, as described below.

     Earnings per Share — Basic earnings per share is computed by dividing net income attributable to Foster Wheeler AG by the weighted-average number of shares outstanding during the reporting period, excluding non-vested restricted shares of 82,980 and 165,960 as of March 31, 2009 and March 28, 2008, respectively. Restricted shares and restricted share units (collectively, “restricted awards”) are included in the weighted-average number of shares outstanding when such restricted awards vest.
     Diluted earnings per share is computed by dividing net income attributable to Foster Wheeler AG by the combination of the weighted-average number of shares outstanding during the reporting period and the impact of dilutive securities, if any, such as outstanding stock options, warrants to purchase shares and the non-vested portion of restricted awards to the extent such securities are dilutive.
     In profitable periods, outstanding stock options and warrants have a dilutive effect under the treasury stock method when the average share price for the period exceeds the assumed proceeds from the exercise of the warrant or option. The assumed proceeds include the exercise price, compensation cost, if any, for future service that has not yet been recognized in the consolidated statement of operations, and any tax benefits that would be recorded in paid-in capital when the option or warrant is exercised. Under the treasury stock method, the assumed proceeds are assumed to be used to repurchase shares in the current period. The dilutive impact of the non-vested portion of restricted awards is determined using the treasury stock method, but the proceeds include only the unrecognized compensation cost and tax benefits as assumed proceeds.
     The computations of basic and diluted earnings per share were as follows:

	Fiscal Three Months Ended
	March 31,	March 28,
	2009	2008
Basic earnings per share:
Net income attributable to Foster Wheeler AG	$72,863	$138,063

Weighted-average number of shares outstanding for basic earnings per share	126,265,903	143,917,790

Basic earnings per share	$0.58	$0.96

Diluted earnings per share:
Net income attributable to Foster Wheeler AG	$72,863	$138,063

Weighted-average number of shares outstanding for basic earnings per share	126,265,903	143,917,790
Effect of dilutive securities:
Options to purchase shares	13,610	595,867
Warrants to purchase shares	467,882	615,050
Non-vested portion of restricted awards	—	169,807

Weighted-average number of shares outstanding for diluted earnings per share	126,747,395	145,298,514

Diluted earnings per share	$0.57	$0.95

     The following table summarizes the registered share equivalent of potentially dilutive securities that have been excluded from the denominator used in the calculation of diluted earnings per share due to their antidilutive effect:

	Fiscal Three Months Ended
	March 31,	March 28,
	2009	2008
Shares issuable under outstanding options not included in the computation of diluted earnings per share because the assumed proceeds were greater than the average share price for the period	3,011,039	472,955

Non-vested portion of restricted awards not included in the computation of diluted earnings per share due to their antidilutive effect	939,073	—

     Share-Based Compensation Plans — Our share-based compensation plans are accounted for in accordance with the provisions of SFAS No. 123R, “Share-Based Payment.” We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:
•	Expected volatility — we estimate the volatility of our share price at the date of grant using historical volatility adjusted for periods of unusual stock price activity.

•	Expected term — we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”

•	Risk-free interest rate — we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

•	Dividends — we use an expected dividend yield of zero because we have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends.
     We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	Fiscal Three Months Ended
	March 31,	March 28,
	2009	2008
Expected volatility	68.27%	45.91%
Expected term	3.33 years	3.63 years
Risk-free interest rate	1.50%	2.13%
Expected dividend yield	0%	0%
     We estimate the fair value of restricted awards using the market price of our shares on the date of grant. We then recognize the fair value of each restricted award as compensation cost ratably using the straight-line attribution method over the service period (generally the vesting period).
     We estimate pre-vesting forfeitures at the time of grant using a combination of historical data and demographic characteristics, and we revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards that are expected to vest.

     Recent Accounting Developments — In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 will expand the disclosures regarding investments held by employer-sponsored defined benefit pension plans and other postretirement plans, with the purpose of providing additional information related to the valuation methodologies for these assets similar to disclosures regarding the valuation methodologies required by SFAS No. 157. Additionally, FSP FAS 132(R)-1 will require disclosures on how investment allocation decisions are made as well as significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for annual financial statements for fiscal years ending after December 15, 2009. We will amend our disclosures accordingly beginning with our consolidated financial statements included in our fiscal year 2009 Form 10-K.
     In January 2009, the FASB issued FASB Staff Position No. FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. Additionally, FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We will amend our disclosures accordingly beginning with our 2009 second fiscal quarter Form 10-Q.
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
     Subsequent to the fiscal three months ended March 31, 2009, we acquired substantially all of the assets of the offshore engineering division of OPE Holdings Ltd., a Canadian company that is listed on the TSX Venture Exchange and which we refer to as OPE, in April 2009 for a purchase price of $9,000. The purchase price may be increased by $500 if the acquired company meets certain performance targets during the first year after the closing date. In addition, we have the right to acquire OPE’s interest in OPE Malaysia for a period of 90 days from closing for an exercise price of $2,000. The acquired company is active in upstream oil and gas engineering services and will be included within our global engineering and construction business segment beginning in the second fiscal quarter of 2009.
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

	March 31, 2009		December 26, 2008
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Balance Sheet Data:
Current assets	$310,649	$59,997	$288,387	$66,991
Other assets (primarily buildings and equipment)	600,760	134,604	618,083	137,007
Current liabilities	103,591	19,321	63,227	26,319
Other liabilities (primarily long-term debt)	514,571	68,824	535,954	70,950
Net assets	293,247	106,456	307,289	106,729

	Fiscal Three Months Ended
	March 31, 2009		March 28, 2008
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Income Statement Data:
Total revenues	$104,074	$17,812	$108,463	$26,585
Gross profit	13,154	10,414	22,737	16,161
Income before income taxes	9,983	8,316	16,143	15,876
Net earnings	5,221	6,902	10,339	13,177
     Our share of equity in the net earnings of these partially-owned affiliates, which is recorded within other income, net on the consolidated statement of operations, totaled $6,252 for the fiscal three months ended March 31, 2009 and $11,563 for the fiscal three months ended March 28, 2008.
     Our investment in these equity affiliates, which is recorded within investments in and advances to unconsolidated affiliates on the consolidated balance sheet, totaled $198,621 and $200,352 as of March 31, 2009 and December 26, 2008, respectively. There were no distributions received in the fiscal three months ended March 31, 2009 and March 28, 2008.
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
     In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the Chilean project does not generate sufficient cash flow to make such payments. We are required to maintain the debt service reserve letter of credit during the term of the Chilean project’s debt, which matures in 2014. As of March 31, 2009, no amounts have been drawn under this letter of credit.
     Under the Chilean project’s operations and maintenance agreement, our subsidiary provides services for the management, operation and maintenance of the refinery/electric power generation facility. Our fees for these services were $2,136 and $2,333 for the fiscal three months ended March 31, 2009 and March 28, 2008, respectively, and were recorded in operating revenues on our consolidated statement of operations. We had a receivable from our partially-owned affiliate in Chile of $1,597 and $12,615 recorded in trade accounts and notes receivable on our consolidated balance sheet as of March 31, 2009 and December 26, 2008, respectively.

4. Long-term Debt
     The following table shows the components of our long-term debt:

	March 31, 2009			December 26, 2008
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$1,175	$63,734	$64,909	$1,147	$64,641	$65,788
Special-Purpose Limited Recourse Project Debt:
Camden County Energy Recovery Associates	9,914	21,865	31,779	9,914	21,865	31,779
FW Power S.r.L.	4,326	84,156	88,482	4,562	88,750	93,312
Energia Holdings, LLC	4,675	16,426	21,101	4,675	16,426	21,101
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	19	—	19	19	—	19
1999C Bonds at 7.25% interest, due October 15, 2024	—	1,283	1,283	—	1,283	1,283
1999D Accretion Bonds at 7% interest, due October 15, 2009	312	—	312	307	—	307
Term Loan in China at 4.86% interest, due July 6, 2009	2,927	—	2,927	—	—	—
Term Loan in China at 6.57% interest, due December 29, 2008	—	—	—	3,654	—	3,654
Other	95	—	95	97	24	121

Total	$23,443	$187,464	$210,907	$24,375	$192,989	$217,364

     Domestic Senior Credit Agreement — In October 2006, we executed a five-year domestic senior credit agreement to be used for our U.S. and non-U.S. operations. The senior credit agreement, as amended in May 2007, provides for a facility of $450,000, and includes a provision which permits future incremental increases of up to $100,000 in total availability under the facility. We can issue up to $450,000 under the letter of credit facility. A portion of the letters of credit issued under the domestic senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in the credit rating of the domestic senior credit agreement as reported by Moody’s Investors Service and/or Standard & Poor’s (“S&P”). We also have the option to use up to $100,000 of the $450,000 for revolving borrowings at a rate equal to adjusted LIBOR plus 1.50%, subject also to the performance pricing noted above. As a result of the improvement in our S&P credit rating in March 2007, we achieved, and continue to maintain, the lowest possible pricing under the performance pricing provisions of our domestic senior credit agreement.
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
     We had $291,534 and $273,463 of letters of credit outstanding under this agreement as of March 31, 2009 and December 26, 2008, respectively. The letter of credit fees ranged from 1.50% to 1.60% of the outstanding amount, excluding a fronting fee of 0.125% per annum. There were no funded borrowings under this agreement as of March 31, 2009 or December 26, 2008.
     During the fiscal three months ended March 31, 2009, one of our Chinese subsidiaries, which is 52% owned by us and which we consolidate into our financial statements, repaid its outstanding term loan at the scheduled maturity date. Also during the fiscal three months ended March 31, 2009, the same Chinese subsidiary entered into a new term loan for 20 million CNY (approximately $2,930 at the exchange rate in effect at the inception of the term loan) with an interest rate of 4.86% and which matures on July 6, 2009.
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
     Defined Benefit Pension Plans — Our defined benefit pension plans cover certain full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation. The components of benefit cost/(income) for our pension plans are as follows:

	Fiscal Three Months Ended March 31, 2009				Fiscal Three Months Ended March 28, 2008
	United	United			United	United
	States	Kingdom	Other	Total	States	Kingdom	Other	Total
Net periodic benefit cost/(income):
Service cost	$—	$1,258	$152	$1,410	$—	$2,715	$176	$2,891
Interest cost	4,926	9,541	424	14,891	4,971	12,669	494	18,134
Expected return on plan assets	(4,268)	(7,760)	(275)	(12,303)	(6,145)	(12,444)	(433)	(19,022)
Amortization of transition (asset)/obligation	—	(11)	20	9	—	(15)	25	10
Amortization of prior service cost	—	1,802	4	1,806	—	1,281	5	1,286
Amortization of net actuarial loss	1,877	3,057	115	5,049	678	4,266	115	5,059

Total net periodic benefit cost/(income)	$2,535	$7,887	$440	$10,862	$(496)	$8,472	$382	$8,358

Changes recognized in other comprehensive income:
Amortization of transition asset/(obligation)	$—	$11	$(20)	$(9)	$—	$15	$(25)	$(10)
Amortization of prior service cost	—	(1,802)	(4)	(1,806)	—	(1,281)	(5)	(1,286)
Amortization of net actuarial loss	(1,877)	(3,057)	(115)	(5,049)	(678)	(4,266)	(115)	(5,059)

Total income recognized in other comprehensive income	$(1,877)	$(4,848)	$(139)	$(6,864)	$(678)	$(5,532)	$(145)	$(6,355)

     The U.S. pension plans, which are frozen to new entrants and additional benefit accruals, and the Canadian, Finnish and French plans are non-contributory. The U.K. plan, which is closed to new entrants, is contributory.
     Based on the minimum statutory funding requirements for fiscal year 2009, we are not required to make mandatory contributions to our U.S. pension plans. We made mandatory contributions of approximately $6,300 to our non-U.S. pension plans during the fiscal three months ended March 31, 2009. Based on the minimum statutory funding requirements for fiscal year 2009, we expect to make total mandatory contributions of approximately $24,100 to our non-U.S. pension plans in fiscal year 2009.
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
     The components of benefit cost for our other postretirement plans, including the SIP, are as follows:

	Fiscal Three Months Ended
	March 31,	March 28,
	2009	2008
Net periodic postretirement benefit cost:
Service cost	$35	$33
Interest cost	1,154	1,189
Amortization of prior service credit	(1,157)	(1,190)
Amortization of net actuarial loss	245	198

Net periodic postretirement benefit cost	$277	$230

Changes recognized in other comprehensive income:
Amortization of prior service credit	$1,157	$1,190
Amortization of net actuarial loss	(245)	(198)

Total loss recognized in other comprehensive income	$912	$992

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

	Maximum	Carrying Amount of Liability
	Potential	March 31,	December 26,
	Payment	2009	2008
Environmental indemnifications	No limit	$8,800	$8,900
Tax indemnifications	No limit	$—	$—
     We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Fiscal Three Months Ended
	March 31,	March 28,
	2009	2008
Warranty Liability:
Balance at beginning of year	$99,400	$87,800
Accruals	7,300	13,700
Settlements	(500)	(1,000)
Adjustments to provisions	(11,300)	(2,300)

Balance at end of period	$94,900	$98,200

     We are contingently liable for performance under standby letters of credit, bank guarantees and surety bonds totaling $964,600 and $914,500 as of March 31, 2009 and December 26, 2008, respectively. These balances include the standby letters of credit issued under the domestic senior credit agreement discussed in Note 4 and from other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.
     We have also guaranteed certain performance obligations in a Chilean refinery/electric power generation project in which we hold a noncontrolling equity interest. See Note 3 for further information.
7. Derivative Financial Instruments
     We are exposed to certain risks relating to our ongoing business operations. The risks managed by using derivative financial instruments relate primarily to foreign currency exchange rate risk and, to a significantly lesser extent, interest rate risk. Derivative financial instruments are recognized as assets or liabilities at fair value in our consolidated balance sheet, as required under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

	Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Location within			Location within
	Consolidated	March 31,	December 26,	Consolidated	March 31,	December 26,
	Balance Sheet	2009	2008	Balance Sheet	2009	2008
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate swap contracts	Other assets	$—	$—	Other long-term liabilities	$7,491	$5,658

Total derivatives designated as hedging instruments under SFAS No. 133		—	—		7,491	5,658

Derivatives not designated as hedging instruments under SFAS No. 133
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	4,635	3,883	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	21,594	21,711

Total derivatives not designated as hedging instruments under SFAS No. 133		4,635	3,883		21,594	21,711

Total derivatives		$4,635	$3,883		$29,085	$27,369

     Foreign Currency Exchange Rate Risk
     We operate on a worldwide basis with substantial operations in Europe that subject us to U.S. dollar translation risk mainly relative to the Euro and British pound. Under our risk management policies we do not hedge translation risk exposure. All activities of our non-U.S. affiliates are recorded in their functional currency, which is typically the local currency in the country of domicile of the affiliate. In the ordinary course of business, our affiliates do enter into transactions in currencies other than their respective functional currencies. We seek to minimize the resulting foreign currency transaction risk by contracting for the procurement of goods and services in the same currency as the sales value of the related long-term contract.
     We seek to further mitigate any remaining foreign currency transaction exposures—such as anticipated purchases or revenues—through the use of foreign currency forward exchange contracts. We utilize foreign currency forward exchange contracts solely to hedge specific foreign currency exposures, whether or not those contracts qualify for hedge accounting under SFAS No. 133. Nearly all of our foreign currency forward contracts are used to hedge foreign currency exposures on our contracts on which we recognize revenues, costs and profits on the percentage-of-completion method. None of the foreign currency forward contracts met the requirements for hedge accounting under SFAS No. 133 during the first fiscal quarters of 2009 and 2008.

     As of March 31, 2009, our primary foreign currency forward exchange contracts are set forth below:

	Currency	Hedged Foreign	Notional Amount of	Notional Amount of
	Hedged	Currency Exposure	Forward Buy Contracts	Forward Sell Contracts
Functional	(bought or sold	(in equivalent	(in equivalent	(in equivalent
Currency	forward)	U.S. dollars)	U.S. dollars)	U.S. dollars)
British pound	Euro	$756	$—	$756
	Australian dollar	10,845	—	10,845
	South African rand	3,436	—	3,436
	Thai baht	1,373	1,373	—
	U.S. dollar	92,769	3,254	89,515

Australian dollar	British pound	1,099	—	1,099

Canadian dollar	Euro	567	567	—

Chilean peso	Euro	727	—	727

Chinese renminbi	Euro	8,380	—	8,380
	U.S. dollar	43,893	—	43,893

Euro	Canadian dollar	3,833	3,833	—
	Swedish Kroner	166	166	—
	U.S. dollar	34,093	8,417	25,676

Polish zloty	Euro	52,987	—	52,987

Singapore dollar	British pound	3,582	—	3,582

U.S. dollar	Chinese renminbi	79,390	79,390	—
	Euro	956	956	—
	British pound	619	619	—
	Singapore dollar	65	65	—
	Thai baht	1,691	1,691	—

	Total	$341,227	$100,331	$240,896

     The notional amount provides one measure of the transaction volume outstanding as of quarter-end. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contracts mature between fiscal years 2009 and 2011.
     We are exposed to credit loss in the event of non-performance by the counterparties. These counterparties are commercial banks that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies).
     Increases in the fair value of the currencies sold forward result in losses while increases in the fair value of the currencies bought forward result in gains. The gain or loss from the portion of the mark-to-market adjustment related to the completed portion of the underlying contract is included in cost of operating revenues at the same time as the underlying foreign currency exposure occurs. The gain or loss from the remaining portion of the mark-to-market adjustment, specifically the portion relating to the uncompleted portion of the underlying contract is reflected directly in cost of operating revenues in the period in which the mark-to-market adjustment occurs. The incremental gain or loss from the remaining uncompleted portion of our contracts was as follows:

		Amount of Gain/(Loss) Recognized in
		Income on Derivative
	Location of Gain/(Loss)	Fiscal Three Months Ended
Derivatives Not Designated as Hedging	Recognized in Income on	March 31,	March 28,
Instruments under SFAS No. 133	Derivative	2009	2008
Foreign currency forward contracts	Cost of operating revenues	$2,219	$(772)
Foreign currency forward contracts	Other deductions, net	372	136

Total		$2,591	$(636)

     The mark-to-market adjustments on foreign currency forward exchange contracts for these unrealized gains or losses are recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.
     During the fiscal three months ended March 31, 2009 and March 28, 2008, we included net cash (outflows)/inflows on the settlement of derivatives of $(9,743) and $975, respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities in the consolidated statement of cash flows.
     Interest Rate Risk
     We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps was $51,987 as of March 31, 2009.
     Upon entering into the swap contracts, we designate the interest rate swaps as cash flow hedges in accordance with SFAS No. 133. We assess at inception, and on an ongoing basis, whether the interest rate swaps are highly effective in offsetting changes in the cash flows of the project debt. Consequently, we record the fair value of interest rate swap contracts in our consolidated balance sheet at each balance sheet date. Changes in the fair value of the interest rate swap contracts are recorded as a component of other comprehensive loss.

				Amount of Gain/(Loss)
				Reclassified from
	Amount of Gain/(Loss)			Accumulated Other
	Recognized in Other			Comprehensive Loss
	Comprehensive Loss		Location of Gain/(Loss)	into Income
Derivatives in SFAS No. 133	Fiscal Three Months Ended		Reclassified from Accumulated	Fiscal Three Months Ended
Cash Flow Hedging	March 31,	March 28,	Other Comprehensive Loss into	March 31,	March 28,
Relationships	2009	2008	Income	2009	2008
Interest rate swap contracts	$(1,833)	$(1,456)	Interest expense	$—	$—

Total	$(1,833)	$(1,456)		$—	$—

     The unrealized loss recognized in other comprehensive loss on interest rate swap contracts of $1,833 does not include a related tax benefit of $504 for the fiscal three months ended March 31, 2009. The unrealized loss recognized in other comprehensive loss on interest rate swap contracts of $1,456 does not include a related tax benefit of $400 for the fiscal three months ended March 28, 2008.

8. Share-Based Compensation Plans
     Our share-based compensation plans include both restricted awards and stock option awards. Compensation cost for our share-based plans of $5,354 was charged against income for the three months ended March 31, 2009. The related income tax benefit recognized in the consolidated statements of operations was $108 for the three months ended March 31, 2009. Compensation cost for our share-based plans of $2,494 was charged against income for the three months ended March 28, 2008. The related income tax benefit recognized in the consolidated statements of operations was $120 for the three months ended March 28, 2008. There were no option exercises under our share-based compensation plans in the fiscal three months ended March 31, 2009 and we received $1,520 in cash from option exercises for the fiscal three months ended March 28, 2008.
     As of March 31, 2009, we had $18,569 and $19,359 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those costs are expected to be recognized as expense over a weighted-average period of approximately 27 months.
9. Share Purchase Warrants
     In connection with the equity-for-debt exchange consummated in 2004, Foster Wheeler Ltd. issued 4,152,914 Class A common share purchase warrants and 40,771,560 Class B common share purchase warrants. In connection with the Redomestication, Foster Wheeler AG assumed Foster Wheeler Ltd.’s obligations under the related warrant agreement and has agreed to issue registered shares of Foster Wheeler AG upon exercise of outstanding warrants in accordance with their stated terms. See Note 13 for further information related to the Redomestication. Each Class A warrant entitles its owner to purchase 3.3682 registered shares at an exercise price of $4.689 per registered share thereunder, subject to the terms of the warrant agreement between the warrant agent and us. In connection with the Redomestication and in accordance with the terms of the warrant agreement, we extended the expiration date of our Class A warrants from September 24, 2009 to October 2, 2009 as a result of the periods from January 27, 2009 until January 30, 2009 and February 3, 2009 until February 6, 2009 when the warrants were not exercisable. Each Class B warrant entitled its owner to purchase 0.1446 common shares of Foster Wheeler Ltd. at an exercise price of $4.689 per common share thereunder, subject to the terms and conditions of the warrant agreement between the warrant agent and Foster Wheeler Ltd. The Class B warrants were exercisable on or before September 24, 2007.
     Cumulatively through March 31, 2009, 3,972,540 Class A warrants and 38,730,407 Class B warrants have been exercised for a combined total of 19,730,315 common and registered shares. The number of registered shares issuable upon the exercise of the remaining outstanding Class A warrants is approximately 607,535 as of March 31, 2009.
     The holders of the Class A warrants are not entitled to vote, to receive dividends or to exercise any of the rights of registered shareholders for any purpose until such warrants have been duly exercised. We currently maintain and intend to continue to maintain at all times during which the warrants are exercisable, a “shelf” registration statement relating to the issuance of registered shares underlying the warrants for the benefit of the warrant holders, subject to the terms of the registration rights agreement. An initial registration statement became effective on December 28, 2005 and a replacement registration statement was filed and became effective on December 5, 2008.
     Also in connection with the equity-for-debt exchange consummated in 2004, we entered into a registration rights agreement with certain selling security holders in which we agreed to file a registration statement to cover resales of our securities held by them immediately following the exchange offer. We filed a registration statement in accordance with this agreement on October 29, 2004. This registration statement initially became effective on December 23, 2004. Subject to the selling security holders providing us with necessary information in accordance with the registration rights agreement, we are required to keep effective a registration statement covering resales by such security holders until December 23, 2009 unless certain events occur to terminate our obligations under the registration rights agreement prior to that date. If we fail to maintain the registration statement as required or it becomes unavailable for more than two 45-day periods in any consecutive 12-month period, we are required to pay damages at a rate of $13.7 per day for each day that the registration statement is not effective. As of March 31, 2009, the maximum exposure under this provision was approximately $2,400. We have not incurred, and do not expect to incur, any damages under the registration rights agreement.

10. Income Taxes
     The tax provision for each year-to-date period is calculated by multiplying pretax income by the estimated annual effective tax rate for such period. Our effective tax rate can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of income taxed in various non-U.S. jurisdictions with rates different from the U.S. statutory rate, as a result of our inability to recognize a tax benefit for losses generated by certain unprofitable operations and as a result of the varying mix of income earned in the jurisdictions in which we operate. In addition, SFAS No. 109, “Accounting for Income Taxes,” requires us to reduce our deferred tax benefits by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of losses (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pretax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate. Conversely, in periods when operating units subject to a valuation allowance generate pretax losses, the corresponding increase in the valuation allowance has an unfavorable impact on our effective tax rate.
     Fiscal First Quarter 2009
     Our effective tax rate for the fiscal three months ended March 31, 2009 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which is expected to contribute to an approximate 19-percentage point reduction in the effective tax rate for the full year 2009.

•	A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily the United States), which is expected to contribute to an approximate 5-percentage point increase in the effective tax rate for the full year 2009, and other permanent differences.
     Fiscal First Quarter 2008
     Our effective tax rate for the fiscal three months ended March 28, 2008 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 9-percentage point reduction in the effective tax rate; and

•	A valuation allowance decrease because we recognized earnings in jurisdictions where we had a full valuation allowance, which contributed to an approximate 5-percentage point reduction in the effective tax rate.
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
     Our subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and numerous non-U.S. jurisdictions around the world. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by jurisdiction. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in a number of jurisdictions may expire within 12 months from the balance sheet date. As a result, we expect recurring changes in unrecognized tax benefits due to the expiration of the statute of limitations, none of which are expected to be individually significant. With few exceptions, we are no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before fiscal year 2004.
     A number of tax years are under audit by the relevant state and non-U.S. tax authorities. We anticipate that several of these audits may be concluded in the foreseeable future, including in fiscal year 2009. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the magnitude of any such reduction at this time.

     We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations. During the fiscal three months ended March 31, 2009, we recorded net interest expense and net penalties totaling $(164), which is net of $(1,075) of previously accrued tax penalties and interest which were ultimately not assessed. During the fiscal three months ended March 28, 2008, we recorded net interest expense and net penalties totaling $2,005.
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

     EBITDA is the primary measure of operating performance used by our chief operating decision maker. We define EBITDA as income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization.
     A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)
Fiscal Three Months Ended March 31, 2009
Operating revenues (third-party)	$1,264,523	$952,412	$312,111	$—

EBITDA (2)	$105,584	$81,282	$48,783	$(24,481)

Add: Net income attributable to noncontrolling interests	1,509
Less: Interest expense	4,167
Less: Depreciation and amortization	10,551

Income before income taxes	92,375
Less: Provision for income taxes	18,003

Net income	74,372
Less: Net income attributable to noncontrolling interests	1,509

Net income attributable to Foster Wheeler AG	$72,863

Fiscal Three Months Ended March 28, 2008
Operating revenues (third-party)	$1,795,724	$1,391,001	$404,723	$—

EBITDA (3)	$195,320	$134,460	$64,416	$(3,556)

Add: Net income attributable to noncontrolling interests	473
Less: Interest expense	6,151
Less: Depreciation and amortization	11,356

Income before income taxes	178,286
Less: Provision for income taxes	39,750

Net income	138,536
Less: Net income attributable to noncontrolling interests	473

Net income attributable to Foster Wheeler AG	$138,063

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	Includes in the fiscal three months ended March 31, 2009: increased contract profit of $3,260 from the regular re-evaluation of final estimated contract profits*: $3,070 in our Global E&C Group and $190 in our Global Power Group; and a provision of $1,750 in our C&F Group on the revaluation of our asbestos liability and related asset.

(3)	Includes in the fiscal three months ended March 28, 2008: increased/(decreased) contract profit of $2,130 from the regular re-evaluation of final estimated contract profits*: $5,350 in our Global E&C Group and $(3,220) in our Global Power Group; a gain of $15,913 in our C&F Group on the settlement of coverage litigation with an asbestos insurance carrier; and a charge of $1,725 in our C&F Group on the revaluation of our asbestos liability and related asset.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profits.
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

     Operating revenues by industry were as follows:

	Fiscal Three Months Ended
	March 31, 2009	March 28, 2008
Power generation	$299,297	$387,735
Oil refining	300,115	406,970
Pharmaceutical	15,370	18,435
Oil and gas	289,866	574,773
Chemical/petrochemical	333,040	365,315
Power plant operation and maintenance	24,093	29,216
Environmental	3,796	10,537
Other, net of eliminations	(1,054)	2,743

Total third-party revenues	$1,264,523	$1,795,724

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
     United States
     A summary of our U.S. claim activity is as follows:

	Number of Claims
	Fiscal Three Months Ended
	March 31,	March 28,
	2009	2008
Open claims at beginning of period	130,760	131,340
New claims	1,300	1,020
Claims resolved	(1,050)	(1,550)

Open claims at end of period	131,010	130,810

     We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through the fiscal first quarter of 2024. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

	March 31,	December 26,
	2009	2008
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$33,000	$38,200
Asbestos-related insurance recovery receivable	238,800	246,600

Total asbestos-related assets	$271,800	$284,800

Asbestos-related liabilities recorded within:
Accrued expenses	$62,400	$64,500
Asbestos-related liability	305,200	320,800

Total asbestos-related liabilities	$367,600	$385,300

     Since fiscal year-end 2004, we have worked with Analysis, Research & Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at year-end for the next 15 years. Based on its review of fiscal year 2008 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability be updated as of fiscal year-end 2008. Accordingly, we developed a revised estimate of our aggregate indemnity and defense costs through fiscal year-end 2023 considering the advice of ARPC. In the fiscal fourth quarter of 2008, we increased our liability for asbestos indemnity and defense costs through fiscal year-end 2023 to $385,300, which brought our liability to a level consistent with ARPC’s reasonable best estimate. Our estimated asbestos liability decreased during the fiscal three months ended March 31, 2009 as a result of payments amounting to approximately $20,600, partially offset by an increase of $2,900 related to the rolling 15-year asbestos-related liability estimate.
     The amount paid for asbestos litigation, defense and case resolution was $20,600 and $20,000 for the fiscal three months ended March 31, 2009 and March 28, 2008, respectively. During the fiscal three months ended March 31, 2009 and March 28, 2008, we funded $6,400 and $4,900, respectively, of the payments, while all remaining amounts were paid from insurance proceeds. Through March 31, 2009, total cumulative indemnity costs paid were approximately $671,200 and total cumulative defense costs paid were approximately $293,700.
     As of March 31, 2009, total asbestos-related liabilities were comprised of an estimated liability of $146,000 relating to open (outstanding) claims being valued and an estimated liability of $221,600 relating to future unasserted claims through the fiscal first quarter of 2024.
     Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type – mesothelioma, lung cancer and non-malignancies – and the breakdown of known and future claims into disease type – mesothelioma, lung cancer or non-malignancies. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through the fiscal first quarter of 2024, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after the fiscal first quarter of 2024, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after the fiscal first quarter of 2024. Historically, defense costs have represented approximately 30.4% of total defense and indemnity costs.
     The overall historic average combined indemnity and defense cost per resolved claim through March 31, 2009 has been approximately $2.8. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.
     The asbestos-related asset recorded within accounts and notes receivable-other as of March 31, 2009 reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The recorded asbestos-related insurance recovery receivable includes an estimate of recoveries from insurers in the unsettled insurance coverage litigation (referred to below) based upon the application of New Jersey law to certain insurance coverage issues and assumptions relating to cost allocation and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers. Such amounts have not been discounted for the time value of money.
     Since fiscal year-end 2005, we have worked with Peterson Risk Consulting LLC, nationally recognized experts in the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimates including the expected timing of payments and allocation methodology assumptions we provided them, Peterson Risk Consulting LLC provided an analysis of the unsettled insurance asset as of March 31, 2009. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset as of March 31, 2009.
     As of March 31, 2009, we estimated the value of our unsettled asbestos insurance asset related to ongoing litigation in New York state court with our subsidiaries’ insurers at $25,900. The litigation relates to the amounts of insurance coverage available for asbestos-related claims and the proper allocation of the coverage among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.

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
     In the fiscal three months ended March 28, 2008, our subsidiaries reached an agreement to settle their disputed asbestos-related insurance coverage with an additional insurer. As a result of this settlement, we increased our asbestos-related insurance asset and recorded a gain of $15,900 in the fiscal quarter ended March 28, 2008.
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
     Based on the fiscal year-end 2008 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $59,800 and the impact on expense would be dependent upon available insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge in the statement of operations in the range of approximately 70% to 80% of the increase in the liability. Long-term cash flows would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of this 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries will decline.
     We had net cash outflows of $6,400 as a result of asbestos liability indemnity payments and defense costs in excess of insurance settlement proceeds during the fiscal three months ended March 31, 2009. We expect to fund a total of $26,500 of the asbestos liability indemnity and defense costs from our cash flows in fiscal year 2009, net of the cash expected to be received from existing insurance settlements. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.
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

     United Kingdom
     Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 908 claims have been brought against our U.K. subsidiaries of which 357 remained open as of March 31, 2009. None of the settled claims has resulted in material costs to us.
     As of March 31, 2009, we had recorded total liabilities of $37,300 comprised of an estimated liability relating to open (outstanding) claims of $7,900 and an estimated liability relating to future unasserted claims through the fiscal first quarter of 2024 of $29,400. Of the total, $2,700 was recorded in accrued expenses and $34,600 was recorded in asbestos-related liability on the consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $2,700 was recorded in accounts and notes receivable-other and $34,600 was recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability and related asset recorded in the U.K. would be approximately $50,800.
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

     Power Plant Arbitration – Eastern Europe
     In June 2006, we commenced arbitration against a client seeking final payment for our services in connection with two power plants that we designed and built in Eastern Europe. The dispute primarily concerns whether we are liable to the client for liquidated damages (“LDs”) under the contract for delayed completion of the projects. The client contends that it is owed LDs, limited under the contract at approximately €37,600 (approximately $50,000 at the exchange rate in effect as of March 31, 2009), and is retaining as security for these LDs approximately €22,000 (approximately $29,300 at the exchange rate in effect as of March 31, 2009) in contract payments otherwise due to us for work performed. The client contends that it is owed an additional €6,900 (approximately $9,200 at the exchange rate in effect as of March 31, 2009) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects, the cost to relocate a piece of equipment on one of the projects and the cost of various warranty repairs and punch list work. We are seeking payment of the €22,000 (approximately $29,300 at the exchange rate in effect as of March 31, 2009 and which is recorded within contracts in process on the consolidated balance sheet) in retention that is being held by the client for LDs, plus approximately €4,900 (approximately $6,500 at the exchange rate in effect as of March 31, 2009) in interest on the retained funds, as well as approximately €9,100 (approximately $12,100 at the exchange rate in effect as of March 31, 2009) in additional compensation for extra work performed beyond the original scope of the contracts and the client’s failure to procure the required property insurance for the project, which should have provided coverage for some of the damages we incurred on the project related to turbine repairs. In October 2008, a liability award by the arbitration panel in our favor was received. The award includes amounts that are “fixed” and amounts that require substantiation at a hearing on damages, which is scheduled to begin in September 2009. With estimated interest to be awarded at the damages hearing, we believe the fixed amount awarded will be in line with our previously estimated recovery.
     Power Plant Dispute – Ireland
     In 2006, a dispute arose with a client because of material corrosion that is occurring at two power plants we designed and built in Ireland, which began operation in December 2005 and June 2006. There is also corrosion occurring to subcontractor-provided emissions control equipment and induction fans at the back-end of the power plants which is due principally to the low set point temperature design of the emissions control equipment that was set by our subcontractor. We have identified technical solutions to resolve the boiler tube corrosion and emissions control equipment corrosion and during the fiscal fourth quarter of 2008 entered into a settlement with the client under which we are implementing the technical solutions in exchange for a full release of all claims related to the corrosion (including a release from the client’s right under the original contract to reject the plants under our availability guaranty) and the client’s agreement to share the cost of the ameliorative work related to the boiler tube corrosion. Accordingly, the client has withdrawn its notice of arbitration that was originally filed in May 2008.
     Between fiscal year 2006 and the end of fiscal year 2008, we recorded charges totaling $61,700 in relation to this project. The implementation of the technical solutions is anticipated to be completed in 2011.
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
     We are currently engaged in the investigation and/or remediation under the supervision of the applicable regulatory authorities at three of our or our subsidiaries’ former facilities (including Mountain Top, which is described below). In addition, we sometimes engage in investigation and/or remediation without the supervision of a regulatory authority. Although we do not expect the environmental conditions at our present or former facilities to cause us to incur material costs in excess of those for which reserves have been established, it is possible that various events could cause us to incur costs materially in excess of our present reserves in order to fully resolve any issues surrounding those conditions. Further, no assurance can be provided that we will not discover additional environmental conditions at our currently or formerly owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, requiring us to incur material expenditures to investigate and/or remediate such conditions.
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
     Since that time, FWEC, USEPA, and PADEP have cooperated in an investigation to, among other things, attempt to identify the source(s) of the TCE in the residential wells. Although FWEC believed the evidence available was not sufficient to support a determination that FWEC was responsible for the TCE in the residential wells, FWEC in October 2004 began providing the potentially affected residences with bottled water. It thereafter arranged for the installation, maintenance, and testing of filters to remove the TCE from the water being drawn from the wells. In August 2005, FWEC entered into a settlement agreement with USEPA whereby FWEC agreed to arrange and pay for the hookup of public water to the affected residences, which involved the extension of a water main and the installation of laterals from the main to the affected residences. The foregoing hookups have been completed. As residences were hooked up, FWEC ceased providing bottled water and filters to them. In March 2009, FWEC agreed with USEPA to arrange and pay for the hookup of approximately four additional residences, even though TCE has not been detected in the wells at those residences, and it also agreed to remediate a “seep” in the affected area. FWEC is incurring costs related to public outreach and communications in the affected area. FWEC may be required to pay the agencies’ costs in overseeing and responding to the situation. FWEC will incur further costs in connection with a Remedial Investigation / Feasibility Study (“RI/FS”) that in March 2009 it agreed to conduct, which RI/FS is likely to include, among other things, continuing to monitor the groundwater in the area of the affected residences. In April 2009, USEPA proposed for listing on the National Priorities List (“NPL”) an area consisting of FWEC’s former manufacturing facility, the affected residences, and any areas to which hazardous substances from the former facility may have come to be located, but USEPA also stated that the proposed listing may not be finalized if FWEC complies with its agreement to conduct the RI/FS. FWEC has accrued its best estimate of the cost of the foregoing and it reviews this estimate on a quarterly basis.
     Other costs to which FWEC could be exposed could include, among other things, FWEC’s counsel and consulting fees, further agency oversight and/or response costs, costs and/or exposure related to potential litigation, and other costs related to possible further investigation and/or remediation. At present, it is not possible to determine whether FWEC will be determined to be liable for some or all of the items described in this paragraph or to reliably estimate the potential liability associated with the items.
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
13. Redomestication
     Foster Wheeler AG was incorporated under the laws of Switzerland on November 18, 2008 and registered in the commercial register of the Canton of Zug, Switzerland on November 25, 2008 as a wholly-owned subsidiary of Foster Wheeler Ltd. At a special court-ordered meeting of common shareholders held on January 27, 2009, the common shareholders of Foster Wheeler Ltd. approved a scheme of arrangement under Bermuda law. On February 9, 2009, after receipt of the approval of the scheme of arrangement by the Supreme Court of Bermuda and the satisfaction of certain other conditions, the transactions contemplated by the scheme of arrangement were effected. Pursuant to the scheme of arrangement, among other things, each holder of whole common shares of Foster Wheeler Ltd., par value $0.01 per share, outstanding immediately before the transaction was effected received registered shares of Foster Wheeler AG, par value CHF 3.00 per share (approximately $2.58 based on the exchange rate as of February 9, 2009, the date when the Redomestication had been completed), on a one-for-one basis in respect of such outstanding Foster Wheeler Ltd. common shares (or, in the case of fractional shares of Foster Wheeler Ltd., cash for such fractional shares in lieu of registered shares of Foster Wheeler AG) and additional paid-in capital decreased by the same amount.
     The scheme of arrangement effectively changed our place of incorporation from Bermuda to the Canton of Zug, Switzerland. The scheme of arrangement was approved by the common shareholders of Foster Wheeler Ltd. on January 27, 2009 and was sanctioned by the Supreme Court of Bermuda on January 30, 2009. On February 9, 2009, the following steps occurred pursuant to the scheme of arrangement:
(1)	all fractional common shares of Foster Wheeler Ltd., totaling approximately 1,336 shares, were cancelled and Foster Wheeler Ltd. paid to each holder of fractional shares that were cancelled an amount based on the average of the high and low trading prices of Foster Wheeler Ltd. common shares on the NASDAQ Global Select Market on February 5, 2009 ($20.63), the business day immediately preceding the effectiveness of the scheme of arrangement;

(2)	all previously outstanding whole common shares of Foster Wheeler Ltd., totaling 126,276,112 whole shares, were cancelled;

(3)	Foster Wheeler Ltd., acting on behalf of its shareholders, issued 1,000 common shares (which constituted all of Foster Wheeler Ltd.’s common shares at such time) to Foster Wheeler AG;

(4)	Foster Wheeler AG increased its share capital and filed amended articles of association reflecting the share capital increase with the Swiss Commercial Register; and

(5)	Foster Wheeler AG issued an aggregate of 126,276,112 registered shares to the holders of whole Foster Wheeler Ltd. common shares that were cancelled.
     As a result of the scheme of arrangement, the common shareholders of Foster Wheeler Ltd. became common shareholders of Foster Wheeler AG and Foster Wheeler Ltd. became a wholly-owned subsidiary of Foster Wheeler AG, a holding company that owns the stock of its various subsidiary companies.
     In connection with consummation of the scheme of arrangement:

•	concurrently with the issuance of registered shares to the holders of whole Foster Wheeler Ltd. common shares, Foster Wheeler AG issued to the holders of the preferred shares an aggregate of 139,802 registered shares, which was the number of registered shares of Foster Wheeler AG that such holders would have been entitled to receive had they converted their preferred shares into common shares of Foster Wheeler Ltd. immediately prior to the effectiveness of the scheme of arrangement, (with Foster Wheeler Ltd. paying cash in lieu of fractional common shares otherwise issuable totaling approximately one share);

•	Foster Wheeler AG executed a supplemental warrant agreement pursuant to which it assumed Foster Wheeler Ltd.’s obligations under the warrant agreement and agreed to issue registered shares of Foster Wheeler AG upon exercise of such warrants in accordance with their terms; and

•	Foster Wheeler AG assumed Foster Wheeler Ltd.’s existing obligations in connection with awards granted under Foster Wheeler Ltd.’s incentive plans and other similar employee awards.
     We refer to the foregoing transactions together with the steps of the scheme of arrangement as the “Redomestication.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars, except share data and per share amounts)
     The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and results of operations for the periods indicated below. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 26, 2008, which we refer to as our 2008 Form 10-K.
Safe Harbor Statement
     This management’s discussion and analysis of financial condition and results of operations, other sections of this quarterly report on Form 10-Q and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler AG and the various industries within which we operate. These include statements regarding our expectations about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described in Part I, Item 1A, “Risk Factors,” in our 2008 Form 10-K, which we filed with the Securities and Exchange Commission, or SEC, on February 24, 2009, and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:
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
     Since fiscal year 2007, we have been exploring acquisitions within the engineering and construction industry to strategically complement or expand on our technical capabilities or access to new market segments. During the second fiscal quarter of 2009, we acquired substantially all of the assets of the offshore engineering division of OPE Holdings Ltd., a Canadian company that is listed on the TSX Venture Exchange and which we refer to as OPE. This acquisition expands our upstream oil and gas engineering services capabilities. We are also exploring acquisitions within the power industry to complement our product offering. However, there is no assurance that we will consummate acquisitions in the future.
     At a special court-ordered meeting of common shareholders held on January 27, 2009, the common shareholders of Foster Wheeler Ltd. approved a scheme of arrangement under Bermuda law. On February 9, 2009, after receipt of the approval of the scheme of arrangement by the Supreme Court of Bermuda and the satisfaction of certain other conditions, the transactions contemplated by the scheme of arrangement were effected. Pursuant to the scheme of arrangement, among other things, all previously outstanding whole common shares of Foster Wheeler Ltd. were cancelled and the common shareholders of Foster Wheeler Ltd. became common shareholders of Foster Wheeler AG, and Foster Wheeler Ltd. became a wholly-owned subsidiary of Foster Wheeler AG, a holding company that owns the stock of its various subsidiary companies. The steps of the scheme of arrangement together with certain related transactions, which are collectively referred to as the “Redomestication,” effectively changed our place of incorporation from Bermuda to the Canton of Zug, Switzerland. Please refer to Note 13 to the consolidated financial statements in this quarterly report on Form 10-Q for further information related to the Redomestication.
   Results for the Fiscal First Quarter of 2009
     Our consolidated operating revenues decreased 30% to $1,264,500 in the fiscal three months ended March 31, 2009, as compared to $1,795,700 in the corresponding period in fiscal year 2008. The decrease in operating revenues in the three months ended March 31, 2009 reflects decreased flow-through revenues (described below) of $332,600 (representing 63% of the decrease in consolidated operating revenues), the foreign currency translation impact of the decline in the value of the British pound and Euro relative to the U.S. dollar and a decrease in volume of business. Our consolidated operating revenues decreased approximately 8% excluding the impact of the change in flow-through revenues and foreign currency translation rates when comparing the fiscal three months ended March 31, 2009 to the corresponding period of fiscal year 2008.

     Net income attributable to Foster Wheeler AG was $72,900 in the fiscal three months ended March 31, 2009, compared to $138,100 in the comparable period in fiscal year 2008. Net income attributable to Foster Wheeler AG for the fiscal three months ended March 31, 2009, compared to the corresponding period of 2008, was unfavorably impacted by the following:
•	Decreased contract profit of $54,200 in the fiscal three months ended March 31, 2009, compared to the corresponding period of fiscal year 2008, resulted primarily from the net impact of the following:
o	Our Global E&C Group experienced decreased contract profit mainly attributable to a foreign currency translation impact of approximately $20,000 which was primarily driven by the decline in value of the British pound and Euro relative to the U.S. dollar, decreased contract profit margins and decreased operating revenues, excluding the impact of the change in flow-through revenues and currency rates described above.

o	Our Global Power Group experienced decreased contract profit mainly attributable to a $7,500 commitment fee received in the fiscal first quarter of 2008 for a contract that our Global Power Group was not awarded, decreased operating revenues and a foreign currency translation impact of approximately $4,700 which was primarily driven by the decline in value of the Euro relative to the U.S. dollar, partially offset by increased contract profit margins, excluding the commitment fee noted above.
•	An increase in selling, general and administrative expenses of $4,400, which includes increased pension costs of $3,000 related to our U.S. pension plans, during the fiscal three months ended March 31, 2009, compared to the corresponding period in fiscal year 2008.

•	A decrease in our share of equity earnings in certain of our equity interest projects of $5,000 for the fiscal three months ended March 31, 2009, compared to the corresponding period of fiscal year 2008. Please refer to the section entitled “—Results of Operations-Other Income, net” below for further discussion.

•	A decrease in interest income of $7,900 for the fiscal three months ended March 31, 2009, compared to the corresponding period of fiscal year 2008, which was driven primarily by lower interest rates and investment yields along with an additional decrease attributable to lower average cash and cash equivalents balances during the fiscal three months ended March 31, 2009 when compared to the corresponding period in fiscal year 2008.

•	A decrease in income as a result of a net change of $15,900 in asbestos-related provision/(gain). Please refer to the section entitled “—Results of Operations-Net Asbestos-Related Provision/(Gain)” below for further discussion.
The impact of the above items was partially offset by the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to the decrease in our effective tax rate of 3.6% during the fiscal three months ended March 31, 2009 when compared to the corresponding period in fiscal year 2008. Please refer to the section entitled “—Results of Operations-Provision for Income Taxes” below for further discussion.
     We generated net cash from operating activities of $42,100 in the fiscal three months ended March 31, 2009, as compared to $114,400 in the corresponding period in fiscal year 2008.

     Additional metrics included the following:

	Fiscal Three Months Ended
	March 31,	December 26,	March 28,
	2009	2008	2008
New orders, measured in terms of future revenues	$906,000	$581,500	$1,243,700

	March 31,	December 26,	March 28,
	2009	2008	2008
Backlog of unfilled orders, measured in future revenues	$4,911,200	$5,504,400	$8,951,400
Backlog, measured in terms of Foster Wheeler scope*	$2,411,900	$2,539,300	$3,564,200

E&C man-hours in backlog (in thousands)	16,200	12,600	14,200

*	As defined in the section entitled “—Backlog and New Orders” within this Item 2
   Challenges and Drivers
     Our primary operating focus continues to be booking quality new business and executing our contracts well. The global markets in which we operate are largely dependent on overall economic growth and the resultant demand for oil and gas, electric power, petrochemicals and refined products.
     In our Global E&C business, long-term demand is forecasted to be strong for the end products produced by our clients, and is expected to continue to stimulate investment by our clients in new and expanded plants. Therefore, attracting and retaining qualified technical personnel to execute the existing backlog of unfilled orders and future bookings will continue to be a management priority. Equally important is ensuring that we maintain an appropriate management infrastructure to integrate and manage the technical personnel. We believe the primary drivers and constraints in our Global E&C market are: global economic growth, our clients’ long-term view of oil and natural gas prices and end product demand, and scope and timing of client investments. See “—Results of Operations-Business Segments-Global E&C Group-Overview of Segment” below for an additional discussion of the challenges and drivers that impact our Global E&C Group, including our view of the current global economic outlook.
     In our Global Power Group business, we believe the primary drivers and constraints in the global steam generator market are: global economic growth, power plant price inflation, concern related to greenhouse gas emissions, entry into new geographic markets, impact of environmental regulation, and reserve margins of electricity markets. These drivers differ across world regions, countries and provinces. See “—Results of Operations-Business Segments-Global Power Group-Overview of Segment” below for an additional discussion of the challenges and drivers that impact our Global Power Group, including our view of the current global economic outlook.
New Orders
     The Global E&C Group’s new orders, measured in future revenues, increased to $809,500 in the fiscal first quarter of 2009 as compared to $398,700 in the fiscal fourth quarter of 2008 and $707,300 in the fiscal first quarter of 2008. These new orders are inclusive of flow-through revenues, as defined below, of $96,700, $110,600 and $94,800 for the fiscal first quarter of 2009, fiscal fourth quarter of 2008 and fiscal first quarter of 2008, respectively.
     The Global Power Group’s new orders decreased to $96,500 in the fiscal first quarter of 2009, as compared to $182,800 in the fiscal fourth quarter of 2008 and $536,400 in the fiscal first quarter of 2008. Our new orders during the fiscal first quarter of 2009 were impacted by the continuation of delays and cancellations of prospective projects occurring in the power markets that we serve.
     The challenges and drivers for each of our Global E&C Group and our Global Power Group are discussed in more detail in the section entitled “—Business Segments,” within this Item 2.

Results of Operations:
     Operating Revenues:

Fiscal Three Months Ended
March 31, 2009	March 28, 2008	$ Change	% Change
$ 1,264,523	$ 1,795,724	$ (531,201)	(29.6)%
     The composition of our operating revenues varies from period to period based on the portfolio of contracts in execution during any given period. Our operating revenues are therefore dependent on our portfolio of contracts, the strength of the various geographic markets and industries we serve and our ability to address those markets and industries.
     The geographic dispersion of our consolidated operating revenues for the fiscal quarters ended March 31, 2009 and March 28, 2008 based upon where our projects are being executed, were as follows:

	Fiscal Three Months Ended
	March 31,	March 28,
	2009	2008	$ Change	% Change
Asia	$391,780	$318,077	$73,703	23%
Australasia *	249,367	531,907	(282,540)	(53)%
Europe	291,415	369,304	(77,889)	(21)%
Middle East	107,842	327,727	(219,885)	(67)%
North America	169,985	206,016	(36,031)	(17)%
South America	54,134	42,693	11,441	27%

Total	$1,264,523	$1,795,724	$(531,201)	(30)%

*	Australasia primarily represents Australia, New Zealand and the Pacific Islands.
     The decrease in operating revenues in the fiscal three months ended March 31, 2009, compared to the corresponding period of fiscal year 2008, was driven by decreased flow-through revenues (described below), the foreign currency translation impact of the decline in the value of the British pound and Euro relative to the U.S. dollar and a decrease in volume of business. Our consolidated operating revenues decreased approximately 8% excluding the impact of the change in flow-through revenues and foreign currency translation rates when comparing the fiscal three months ended March 31, 2009 to the corresponding period of fiscal year 2008.
     Our Global E&C Group experienced an operating revenue decrease of $438,600, representing 83% of the decrease in consolidated operating revenues. Our Global E&C Group’s operating revenues in the fiscal three months ended March 31, 2009 included $511,200 of flow-through revenues. Flow-through revenues decreased by $332,600 from the fiscal three months ended March 28, 2008, representing 76% of the decrease in our Global E&C Group’s operating revenues and 63% of the decrease in consolidated operating revenues. Flow-through revenues and costs result when we purchase materials, equipment or third-party services on behalf of our customer on a reimbursable basis with no profit on the materials, equipment or third-party services and where we have the overall responsibility as the contractor for the engineering specifications and procurement or procurement services for the materials, equipment or third-party services included in flow-through costs. Flow-through revenues and costs do not impact contract profit or net earnings.
     Our Global E&C Group’s operating revenues decreased approximately 3% excluding the impact of the change in flow-through revenues and foreign currency translation rates when comparing the fiscal three months ended March 31, 2009 to the corresponding period of fiscal year 2008. Operating revenues in the oil and gas, petrochemical and refining industries were relatively unchanged compared to the corresponding period of fiscal year 2008 and demand for projects in these industries remains strong, as evidenced by our new order activity. Please refer to the section entitled, “—Business Segments” within this Item 2 for a discussion of our view of the market outlook for our Global E&C Group.

     Our Global Power Group, which predominantly serves the power generation industry, experienced an operating revenue decrease of $92,600, representing 17% of the decrease in consolidated operating revenues in the fiscal three months ended March 31, 2009 compared to the corresponding period of fiscal year 2008. Our Global Power Group’s operating revenues decreased approximately 15% excluding the impact of the change in foreign currency translation rates when comparing the fiscal three months ended March 31, 2009 to the corresponding period of fiscal year 2008.
     Please refer to the section entitled “—Business Segments” within this Item 2 for further information.
   Contract Profit:

Fiscal Three Months Ended
March 31, 2009	March 28, 2008	$ Change	% Change
$ 162,752	$ 216,971	$ (54,219)	(25.0)%
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
     The decrease in contract profit in the fiscal three months ended March 31, 2009, compared to the corresponding period of fiscal year 2008, resulted primarily from the net impact of the following:
•	Our Global E&C Group experienced decreased contract profit mainly attributable to a foreign currency translation impact of approximately $20,000 which was primarily driven by the decline in value of the British pound and Euro relative to the U.S. dollar, decreased contract profit margins and decreased operating revenues, excluding the impact of the change in flow-through revenues and foreign currency translation rates described above.

•	Our Global Power Group experienced decreased contract profit mainly attributable to a $7,500 commitment fee received in the fiscal first quarter of 2008 for a contract that our Global Power Group was not awarded, decreased operating revenues and a foreign currency translation impact of approximately $4,700 which was primarily driven by the decline in value of the Euro relative to the U.S. dollar, partially offset by increased contract profit margins, excluding the commitment fee noted above.
     Please refer to the section entitled “—Business Segments” within this Item 2 for further information.
   Selling, General and Administrative (SG&A) Expenses:

Fiscal Three Months Ended
March 31, 2009	March 28, 2008	$ Change	% Change
$ 69,248	$ 64,896	$ 4,352	6.7%
     SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.
     The increase in SG&A expenses in the fiscal three months ended March 31, 2009, compared to the corresponding period in fiscal year 2008, results from an increase in general overhead costs of $4,000, which includes increased pension costs of $3,000 related to our U.S. pension plans, with the remaining $400 increase of the $4,400 change in SG&A expenses attributable to increases in sales pursuit costs and research and development costs.

   Other Income, net:

Fiscal Three Months Ended
March 31, 2009	March 28, 2008	$ Change	% Change
$ 8,203	$ 14,028	$ (5,825)	(41.5)%
     Other income, net in the fiscal three months ended March 31, 2009 consisted primarily of $6,800 in equity earnings generated from our ownership interests in build, own and operate projects in Italy and Chile. The decrease in our share of equity earnings in the fiscal three months ended March 31, 2009, compared to the corresponding period of fiscal year 2008, resulted primarily from the following:
•	A decrease in our share of equity earnings of $1,900 in our Global E&C Group’s projects in Italy, which is net of a $1,100 increase in our share of equity earnings related to a new project which commenced operation subsequent to the fiscal three months ended March 28, 2008.

•	A decrease in our share of equity earnings in our Global Power Group’s project in Chile of $2,100 due to a decrease in electric tariff rates when compared to the average electric tariff rates in effect during the fiscal three months ended March 28, 2008.
     Other income, net in the fiscal three months ended March 28, 2008 consisted primarily of $11,800 in equity earnings generated from our investments, primarily from our ownership interests, in build, own and operate projects in Italy and Chile.
   Other Deductions, net:

Fiscal Three Months Ended
March 31, 2009	March 28, 2008	$ Change	% Change
$ 6,087	$ 6,385	$ (298)	(4.7)%
     Other deductions, net in the fiscal three months ended March 31, 2009 consisted primarily of $4,100 of legal fees, $1,000 of bank fees and consulting fees of $600, partially offset by $700 of net foreign exchange gains and a net $100 reduction in tax penalties, which includes $600 of previously accrued tax penalties which were ultimately not assessed. Net foreign exchange gains include the net amount of transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of our subsidiaries.
     Other deductions, net in the fiscal three months ended March 28, 2008 consisted primarily of $6,100 of legal fees, a $1,400 provision for environmental dispute resolution and remediation costs, $1,300 of bank fees, $900 of consulting fees and a $800 charge for tax penalties, partially offset by $5,500 of foreign exchange gains.
   Interest Income:

Fiscal Three Months Ended
March 31, 2009	March 28, 2008	$ Change	% Change
$ 2,672	$ 10,531	$ (7,859)	(74.6)%
     The decrease in interest income in the fiscal three months ended March 31, 2009, as compared to the corresponding period of fiscal year 2008, was driven primarily by lower interest rates and investment yields along with an additional decrease attributable to lower average cash and cash equivalents balances during the fiscal three months ended March 31, 2009 when compared to the corresponding period in fiscal year 2008.

   Interest Expense:

Fiscal Three Months Ended
March 31, 2009	March 28, 2008	$ Change	% Change
$ 4,167	$ 6,151	$ (1,984)	(32.3)%
     The decrease in interest expense in the fiscal three months ended March 31, 2009, compared to the corresponding period of fiscal year 2008, primarily resulted from a net $1,300 reduction of accrued interest expense on unrecognized tax benefits, which includes $500 of previously accrued interest expense on unrecognized tax benefits which were ultimately not assessed, and decreased interest expense related to decreased borrowings under several of our special-purpose limited recourse project debt facilities (please refer to Note 4 to the consolidated financial statements in this quarterly report on Form 10-Q for a detailed listing of the outstanding balances under our special-purpose limited recourse project debt), partially offset by increased interest expense related to increased borrowings under our FW Power S.r.L. special-purpose limited recourse project debt as we continue construction of the electric power generating wind farm projects in Italy.
   Net Asbestos-Related Provision/(Gain):

Fiscal Three Months Ended
March 31, 2009	March 28, 2008	$ Change	% Change
$ 1,750	$ (14,188)	$ 15,938	(112.3)%
     The net asbestos-related provision in the fiscal three months ended March 31, 2009 resulted from an expense of $1,800 related to the reevaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.
     The net asbestos-related gain in the fiscal three months ended March 28, 2008 resulted from a gain of $15,900 associated with a settlement agreement that our subsidiaries reached with an insurer, partially offset by an expense of $1,700 related to the reevaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.
     Please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for further information.

     Provision for Income Taxes:

Fiscal Three Months Ended
March 31, 2009	March 28, 2008	$ Change	% Change
$ 18,003	$ 39,750	$ (21,747)	(54.7)%
     The tax provision for each year-to-date period is calculated by multiplying pre-tax income by the estimated annual effective tax rate for such period. Our effective tax rate can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of income taxed in various non-U.S. jurisdictions with rates different from the U.S. statutory rate, as a result of our inability to recognize a tax benefit for losses generated by certain unprofitable operations and as a result of the varying mix of income earned in the jurisdictions in which we operate. In addition, Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes,” requires us to reduce our deferred tax benefits by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of losses (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pretax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate. Conversely, in periods in which operating units subject to a valuation allowance generate pretax losses, the corresponding increase in the valuation allowance has an unfavorable impact on our effective tax rate.
     Fiscal First Quarter of 2009
     Our effective tax rate for the fiscal three months ended March 31, 2009 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which is expected to contribute to an approximate 19-percentage point reduction in the effective tax rate for the full year of 2009.

•	A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily the United States), which is expected to contribute to an approximate 5-percentage point increase in the effective tax rate for the full year 2009, and other permanent differences.
      Fiscal First Quarter of 2008
     Our effective tax rate for the fiscal three months ended March 28, 2008 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 9-percentage point reduction in the effective tax rate; and

•	A valuation allowance decrease because we recognized earnings in jurisdictions where we had a full valuation allowance, which contributed to an approximate 5-percentage point reduction in the effective tax rate.
     These variances were partially offset by losses in certain other jurisdictions for which no benefit is recognized (a valuation allowance is established) and other permanent differences.
     We monitor the jurisdictions for which valuation allowances against deferred tax assets were established in previous years, and we evaluate, on a quarterly basis, the need for the valuation allowances against deferred tax assets in those jurisdictions. Such evaluation includes a review of all available evidence, both positive and negative, in determining whether a valuation allowance is necessary.

     For statutory purposes, the majority of the U.S. federal tax benefits, against which valuation allowances have been established, do not expire until 2024 and beyond, based on current tax laws.
     Net Income Attributable to Noncontrolling Interests:

Fiscal Three Months Ended
March 31, 2009	March 28, 2008	$ Change	% Change
$ 1,509	$ 473	$ 1,036	219.0%
     Net income attributable to noncontrolling interests represents third-party ownership interests in the results of our Global Power Group’s Martinez, California gas-fired cogeneration facility and our manufacturing facilities in Poland and the People’s Republic of China and our Global E&C Group’s South African operations.
     The increase in net income attributable to noncontrolling interests in the fiscal three months ended March 31, 2009, compared to the corresponding period in fiscal year 2008, primarily resulted from increased earnings from our South African operations which contributed $900 to the increase in net income attributable to noncontrolling interests.
     EBITDA:

Fiscal Three Months Ended
March 31, 2009	March 28, 2008	$ Change	% Change
$ 105,584	$ 195,320	$ (89,736)	(45.9)%
     The decrease in EBITDA for the fiscal three months ended March 31, 2009, compared to the corresponding period of 2008, resulted primarily from the following:
•	Decreased contract profit of $54,200 in the fiscal three months ended March 31, 2009, compared to the corresponding period of fiscal year 2008, resulted primarily from the net impact of the following:
o	Our Global E&C Group experienced decreased contract profit mainly attributable to a foreign currency translation impact of approximately $20,000 which was primarily driven by the decline in value of the British pound and Euro relative to the U.S. dollar, decreased contract profit margins and decreased operating revenues, excluding the impact of the change in flow-through revenues and foreign currency translation rates described above.

o	Our Global Power Group experienced decreased contract profit mainly attributable to a $7,500 commitment fee received in the fiscal first quarter of 2008 for a contract that our Global Power Group was not awarded, decreased operating revenues and a foreign currency translation impact of approximately $4,700 which was primarily driven by the decline in value of the Euro relative to the U.S. dollar, partially offset by increased contract profit margins, excluding the commitment fee noted above.
•	A decrease in our share of equity earnings of $1,900 in our Global E&C Group’s projects in Italy, which is net of a $1,100 increase in our share of equity earnings related to a new project which commenced operation subsequent to the fiscal three months ended March 28, 2008.

•	A decrease in our share of equity earnings in our Global Power Group’s project in Chile of $2,100 due to a decrease in average electric tariff rates when compared to the electric tariff rates in effect during the fiscal three months ended March 28, 2008.

•	A decrease in interest income of $7,900 for the fiscal three months ended March 31, 2009, compared to the corresponding period of fiscal year 2008, which was driven primarily by lower interest rates and investment yields along with an additional decrease attributable to lower average cash and cash equivalents balances during the fiscal three months ended March 31, 2009 when compared to the corresponding period in fiscal year 2008.

•	A decrease in income as a result of a net change of $15,900 in asbestos-related provision/(gain). Please refer to the section entitled “—Results of Operations-Net Asbestos-Related Provision/(Gain)” above for further discussion.
     See the individual segment explanations below for additional details.
     EBITDA is a supplemental financial measure not defined in generally accepted accounting principles, or GAAP. We define EBITDA as income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. EBITDA, after adjustment for certain unusual and infrequent items specifically excluded in the terms of our current and prior senior credit agreements, is used for certain covenants under our current and prior senior credit agreements. We believe that the line item on the consolidated statement of operations entitled “net income attributable to Foster Wheeler AG” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income attributable to Foster Wheeler AG as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income attributable to Foster Wheeler AG, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:
•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and

•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.
     A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)
Fiscal Three Months Ended March 31, 2009
EBITDA (2)	$105,584	$81,282	$48,783	$(24,481)

Less: Interest expense	4,167
Less: Depreciation and amortization	10,551
Less: Provision for income taxes	18,003

Net income attributable to Foster Wheeler AG	$72,863

Fiscal Three Months Ended March 28, 2008
EBITDA (3)	$195,320	$134,460	$64,416	$(3,556)

Less: Interest expense	6,151
Less: Depreciation and amortization	11,356
Less: Provision for income taxes	39,750

Net income attributable to Foster Wheeler AG	$138,063

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	Includes in the fiscal three months ended March 31, 2009: increased contract profit of $3,300 from the regular re-evaluation of final estimated contract profits*: $3,100 in our Global E&C Group and $200 in our Global Power Group; and a provision of $1,800 in our C&F Group on the revaluation of our asbestos liability and related asset.

(3)	Includes in the fiscal three months ended March 28, 2008: increased/(decreased) contract profit of $2,100 from the regular re-evaluation of final estimated contract profits*: $5,300 in our Global E&C Group and $(3,200) in our Global Power Group; a gain of $15,900 in our C&F Group on the settlement of coverage litigation with an asbestos insurance carrier; and a charge of $1,700 in our C&F Group on the revaluation of our asbestos liability and related asset.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding changes in our final estimated contract profits.
     The accounting policies of our business segments are the same as those described in our summary of significant accounting policies. The only significant intersegment transactions relate to interest on intercompany balances. We account for interest on those arrangements as if they were third-party transactions—i.e. at current market rates, and we include the elimination of that activity in the results of the C&F Group.
Business Segments
     EBITDA, as discussed and defined above, is the primary measure of operating performance used by our chief operating decision maker.
   Global E&C Group

	Fiscal Three Months Ended
	March 31,	March 28,
	2009	2008	$ Change	% Change
Operating revenues	$952,412	$1,391,001	$(438,589)	(31.5)%

EBITDA	$81,282	$134,460	$(53,178)	(39.5)%

   Results
     The geographic dispersion of our Global E&C Group’s operating revenues for the fiscal quarters ended March 31, 2009 and March 28, 2008 based upon where our projects are being executed, were as follows:

	Fiscal Three Months Ended
	March 31,	March 28,
	2009	2008	$ Change	% Change
Asia	$366,962	$264,401	$102,561	39%
Australasia *	247,480	530,382	(282,902)	(53)%
Europe	152,840	221,358	(68,518)	(31)%
Middle East	107,842	327,654	(219,812)	(67)%
North America	58,658	40,693	17,965	44%
South America	18,630	6,513	12,117	186%

Total	$952,412	$1,391,001	$(438,589)	(32)%

*	Australasia primarily represents Australia, New Zealand and the Pacific Islands.

     The decrease in operating revenues in the three months ended March 31, 2009, as compared to the corresponding period of fiscal year 2008, was primarily the result of decreased flow-through revenues and the foreign currency translation impact of the decline in the value of the British pound and Euro relative to the U.S. dollar and decreased volumes of business. Our Global E&C Group’s operating revenues decreased approximately 3% excluding the impact of the change in flow-through revenues and foreign currency translation rates when comparing the fiscal three months ended March 31, 2009 to the corresponding period of fiscal year 2008. Operating revenues in the oil and gas, petrochemical and refining industries were relatively unchanged compared to the corresponding period of fiscal year 2008 and demand for projects in these industries remains strong, as evidenced by our new order activity.
     Please refer to the section entitled, “—Overview of Segment” below for our view of the market outlook for our Global E&C Group.
     Our Global E&C Group’s operating revenues in the three months ended March 31, 2009 included $511,200 of flow-through revenues. Flow-through revenues decreased by $332,600 from the fiscal three months ended March 28, 2008, representing 76% of the decrease in our Global E&C Group’s operating revenues. As previously discussed, flow-through revenues and costs do not impact contract profit or net earnings.
     The decrease in our Global E&C Group’s EBITDA in the fiscal first quarter of 2009, as compared to the corresponding period of fiscal year 2008, resulted primarily from the following:
•	Our Global E&C Group experienced decreased contract profit mainly attributable to a foreign currency translation impact of approximately $20,000 which was primarily driven by the decline in value of the British pound and Euro relative to the U.S. dollar, decreased contract profit margins and decreased operating revenues, excluding the impact of the change in flow-through revenues and foreign currency translation rates described above.

•	A decrease in our share of equity earnings of $1,900 in our Global E&C Group’s projects in Italy, which is net of a $1,100 increase in our share of equity earnings related to a new project which commenced operation subsequent to the fiscal three months ended March 28, 2008.
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

     The current weakness in the global economy has caused many of our E&C clients to reevaluate the size, timing and scope of their capital spending plans in relation to the kinds of energy and petrochemical projects in which we specialize. The drop in oil and natural gas prices and, to a lesser extent, credit concerns among certain clients, have contributed to this uncertain market tone. As a result, the environment for prospective projects has become somewhat less favorable than it was in fiscal year 2007 and in early fiscal year 2008. Specifically, the market in late fiscal year 2008 and to date in fiscal year 2009 has been characterized by instances of postponement or cancellation of our prospects; resizing of prospective projects to make them more economically viable; intensified competition among E&C contractors; and pricing pressure. While such factors may become more pronounced throughout the remainder of fiscal year 2009, we believe world demand for energy will continue to grow over the long term and that clients will continue to invest in new and upgraded capacity to meet that demand. In that regard, we were successful in booking contracts for front-end engineering work in fiscal year 2008, which is frequently the precursor to subsequent significant work for engineering, procurement and construction. Moreover, we have continued to be successful in booking contracts of varying types and sizes in our key end markets, including a very large award in the first three months of fiscal year 2009 for the engineering, procurement and construction of a new refinery in India. Our success in this regard is a reflection of our technical expertise, our long-term relationships with clients, and our selective approach in pursuit of new prospects where we believe we have significant differentiators.

   Global Power Group

	Fiscal Three Months Ended
	March 31,	March 28,
	2009	2008	$ Change	% Change
Operating revenues	$312,111	$404,723	$(92,612)	(22.9)%

EBITDA	$48,783	$64,416	$(15,633)	(24.3)%

     Results
     The geographic dispersion of our Global Power Group’s operating revenues for the fiscal quarters ended March 31, 2009 and March 28, 2008 based upon where the project is being executed, were as follows:

	Fiscal Three Months Ended
	March 31,	March 28,
	2009	2008	$ Change	% Change
Asia	$24,818	$53,676	$(28,858)	(54)%
Australasia *	1,887	1,525	362	24%
Europe	138,575	147,946	(9,371)	(6)%
Middle East	—	73	(73)	(100)%
North America	111,327	165,323	(53,996)	(33)%
South America	35,504	36,180	(676)	(2)%

Total	$312,111	$404,723	$(92,612)	(23)%

*	Australasia primarily represents Australia, New Zealand and the Pacific Islands.
     Our Global Power Group, which predominantly serves the power generation industry, experienced an operating revenue decrease of $92,600, representing 17% of the decrease in consolidated operating revenues in the fiscal three months ended March 31, 2009 compared to the corresponding period of fiscal year 2008. Our Global Power Group’s operating revenues decreased approximately 15% excluding the impact of the change in foreign currency translation rates when comparing the fiscal three months ended March 31, 2009 to the corresponding period of fiscal year 2008.
     Please refer to the section entitled, “—Overview of Segment” below for our view of the market outlook for our Global Power Group.
     The decrease in our Global Power Group’s EBITDA in the fiscal three months ended March 31, 2009, as compared to the corresponding period of fiscal year 2008, resulted primarily from the following:
•	Decreased volumes of business executed during the period. Refer to the section “—Overview of Segment” below for a discussion of the strength of the industries served and demand for our products and services.

•	Our Global Power Group experienced decreased contract profit mainly attributable to a $7,500 commitment fee received in the fiscal first quarter of 2008 for a contract that our Global Power Group was not awarded, decreased operating revenues and a foreign currency translation impact of approximately $4,700 which was primarily driven by the decline in value of the Euro relative to the U.S. dollar, partially offset by increased contract profit margins, excluding the commitment fee noted above.

•	A decrease in our share of equity earnings in our project in Chile of $2,100 due to a decrease in electric tariff rates when compared to the average electric tariff rates in effect during the fiscal three months ended March 28, 2008.

     Overview of Segment
     Our Global Power Group designs, manufactures and erects steam generators for electric power generating stations, district heating plants and industrial facilities worldwide. Our competitive differentiation in serving these markets is the ability of our products to cleanly and efficiently burn a wide range of fuels, singularly or in combination. In particular, our CFB steam generators are able to burn coal grades of varying quality, as well as petroleum coke, lignite, municipal waste, waste wood, biomass, and numerous other materials. Among these fuel sources, coal is the most widely used, and thus the market drivers and constraints associated with coal strongly affect the steam generator market and our Global Power Group’s business. Additionally, our Global Power Group designs, manufactures and erects auxiliary equipment for electric power generating stations and industrial facilities worldwide and owns and/or operates several cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries.
     Our Global Power Group’s new order activity was unfavorably affected by several trends beginning in fiscal year 2008 and continuing into fiscal year 2009. Weakness in the global economy reduced the near-term growth in demand for electricity. In addition, political and environmental sensitivity regarding coal-fired boilers caused a number of our Global Power Group’s prospective projects to be postponed or cancelled as clients experienced difficulty in obtaining required environmental permits or decided to wait for additional clarity regarding state and federal regulations. This environmental concern has been especially pronounced in the United States, and to a lesser extent in Europe, and is linked to the view that solid-fuel-fired steam generators contribute to global warming through the discharge of greenhouse gas emissions into the atmosphere. Credit concerns among certain clients also contributed to the slowed pace of new contract awards in the first three months of fiscal year 2009. Finally, the recent sharp decline in natural gas prices increased the attractiveness of that fuel, in relation to coal, for the generation of electricity. We believe that a combination of these factors will result in continued weak demand for new solid-fuel steam generators during the remainder of fiscal year 2009. Our Global Power Group was recently notified of the termination of a previously awarded contract for the design and supply of two CFB steam generators for a U.S. power project. Our Global Power Group removed the contract from its backlog of unfilled orders in the first fiscal quarter of 2009. The amount removed from backlog represented approximately 11% of our Global Power Group’s backlog as of the end of fiscal year 2008. Longer-term, we believe that world demand for electrical energy will continue to grow and that solid-fuel-fired steam generators will continue to fill a significant portion of this incremental generating capacity. The fuel-flexibility of our CFB steam generators enables them to burn a variety of fuels other than coal and to produce carbon-neutral electricity when fired by biomass. In addition, our steam generators can be designed to incorporate supercritical technology, which significantly improves efficiency and reduces emissions. We are also developing Flexi-BurnTM technology that will enable steam generators to operate in a carbon capture environment.

Liquidity and Capital Resources
     Fiscal First Quarter 2009 Activities
     During the fiscal three months ended March 31, 2009, we generated $42,100 from cash flows from operating activities, we incurred capital expenditures of $14,600 and we experienced a reduction in cash and cash equivalents of $21,600 due to the effect of exchange rate changes on our cash and cash equivalents, primarily as a result of the decline in the value of the British pound and Euro relative to the U.S. dollar. Together, these were the primary factors resulting in a net increase in cash and cash equivalents of $4,600 during the fiscal three months ended March 31, 2009.
     Our cash and cash equivalents, short-term investments and restricted cash balances were:

	As of
	March 31,	December 26,
	2009	2008	$ Change	% Change
Cash and cash equivalents	$777,775	$773,163	$4,612	0.6%
Short-term investments	2,401	2,448	(47)	(1.9)%
Restricted cash	21,972	22,737	(765)	(3.4)%

Total	$802,148	$798,348	$3,800	0.5%

     Of the $802,100 total of cash and cash equivalents, short-term investments and restricted cash as of March 31, 2009, $605,300 was held by our non-U.S. subsidiaries.
     Cash Flows from Operating Activities:

Fiscal Three Months Ended
March 31, 2009	March 28, 2008	$ Change	% Change
$ 42,139	$ 114,423	$ (72,284)	(63.2)%
     Net cash provided by operations in the fiscal three months ended March 31, 2009 was primarily from net income of $74,400, partially offset by an increase in cash used for working capital needs of $32,500, mandatory contributions to our non-U.S. pension plans of $6,300 and net payments for asbestos liability indemnity and defense costs in excess of proceeds from settlements with asbestos insurance carriers of $6,400.
     Net cash provided by operations in the fiscal three months ended March 28, 2008 was primarily from net income of $138,500, partially offset by mandatory contributions to our non-U.S. pension plans of $7,900, net payments for asbestos liability indemnity and defense costs in excess of proceeds from settlements with asbestos insurance carriers of $4,900 and a small increase in our working capital of $200.
     The decrease in cash provided by operations of $72,300 in the fiscal three months ended March 31, 2009, as compared to the corresponding period of fiscal year 2008, resulted primarily from a decrease in net income of $64,200 and an increase in cash used for working capital needs of $32,300 (cash used for working capital needs of $32,500 in the fiscal three months ended March 31, 2009 as compared to $200 in the corresponding period of fiscal year 2008), partially offset by an increase in non-cash charges included in net income of $20,700.
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

     Cash used for working capital needs in the fiscal three months ended March 31, 2009, compared to the corresponding period of fiscal year 2008, reflects a working capital increase in our Global Power Group as a result of a decrease in workload, partially offset by a working capital decrease in our Global E&C Group as a result of a decrease in workload. As more fully described below in “-Outlook,” we believe our existing cash balances and forecasted net cash provided from operating activities will be sufficient to fund our operations throughout the next 12 months. Our ability to increase our cash flows from operating activities in future periods will depend in large part on the demand for our products and services and our operating performance in the future. Please refer to the sections entitled “-Global E&C Group-Overview of Segment” and “-Global Power Group-Overview of Segment” above for our view of the outlook for each of our business segments.
     Cash Flows from Investing Activities:

Fiscal Three Months Ended
March 31, 2009	March 28, 2008	$ Change	% Change
$ (14,900)	$ (36,705)	$ 21,805	(59.4)%
     The net cash used in investing activities in the fiscal three months ended March 31, 2009 was primarily from capital expenditures of $14,600, which included $7,700 of expenditures in FW Power S.r.L. as we continue construction of the electric power generating wind farm projects in Italy, and an increase in restricted cash of $300.
     The cash used in investing activities in the fiscal three months ended March 28, 2008 was attributable primarily to capital expenditures of $14,500, which included $5,000 of expenditures in FW Power S.r.L., an increase in restricted cash of $13,400 primarily driven by an increase in the balance required for collateralized letters of credit and bank guarantees, and the $7,700 purchase price, net of cash acquired, paid in February 2008 for the outstanding capital stock of a biopharmaceutical engineering company.
     The capital expenditures in the fiscal three months ended March 31, 2009 and March 28, 2008 related primarily to project construction (including the FW Power S.r.L. electric power generating wind farm projects in Italy noted above), leasehold improvements, information technology equipment and office equipment. Our capital expenditures were relatively unchanged, with an increase in our Global E&C Group, primarily driven by operations in Italy, which was partially offset by a decrease in our Global Power Group, primarily driven by our European operations.
     Cash Flows from Financing Activities:

Fiscal Three Months Ended
March 31, 2009	March 28, 2008	$ Change	% Change
$ (1,011)	$ (2,150)	$ 1,139	(53.0)%
     The net cash used in financing activities in the fiscal three months ended March 31, 2009 was attributable primarily to $1,000 for the repayment of short-term and long-term debt and capital lease obligations.
     The net cash used in financing activities in the fiscal three months ended March 28, 2008 was attributable primarily to distributions to the noncontrolling interest of $6,700, partially offset by proceeds from the issuance of long-term project debt of $3,100 and cash provided from exercises of stock options of $1,500.

     Outlook
     Our liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, working capital needs, unused credit line availability and claim recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling 12-month period. Based on these forecasts, we believe our existing cash balances and forecasted net cash provided by operating activities will be sufficient to fund our operations throughout the next 12 months. Based on these forecasts, our primary cash needs will be to fund working capital, capital expenditures, asbestos liability indemnity and defense costs and acquisitions. We may also use cash to repurchase our shares under the share repurchase program that Foster Wheeler AG adopted as part of the Redomestication, as described further below, under which we are authorized to repurchase up to $264,800 of our outstanding registered shares. The majority of our cash balances are invested in short-term interest bearing accounts with maturities of less than three months. We continue to consider investing some of our cash in longer-term investment opportunities, including the acquisition of other entities or operations in the engineering and construction industry or power industry and/or the reduction of certain liabilities such as unfunded pension liabilities. We may elect to make discretionary contributions to our U.S. and U.K. pension plans during fiscal year 2009.
     We continue to monitor our credit exposure in light of the current global credit market crisis with respect to our counterparty credit exposure, in general, and specifically related to cash and cash equivalents, bonding and bank guarantees, forward currency contracts, pension assets, insurance assets and clients. We believe that we are well diversified and third-party credit exposure should not expose us to material downside risks. We will continue to closely monitor the global liquidity and credit market crisis and continue to take appropriate actions, as necessary, to limit our exposure.
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
     We had net cash outflows of $6,400 as a result of asbestos liability indemnity payments and defense costs in excess of insurance settlement proceeds during the fiscal three months ended March 31, 2009. We expect to have net cash outflows of $26,500 as a result of asbestos liability indemnity payments and defense costs in excess of insurance settlement proceeds for the full twelve months of fiscal year 2009. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.
     We anticipate spending €16,300 (approximately $21,700 at the exchange rate as of March 31, 2009) in FW Power S.r.L. in fiscal year 2009 as we continue construction of the electric power generating wind farm projects in Italy, of which €5,900 (approximately $7,700 at the exchange rate as of March 31, 2009) was spent as of March 31, 2009. We have secured total borrowing capacity under the FW Power S.r.L. credit facilities of €75,400 (approximately $100,200 at the exchange rate as of March 31, 2009).

     We have a senior credit agreement which provides for a facility of $450,000 and includes a provision which permits future incremental increases of up to $100,000 in total availability under the facility. We had $291,500 and $273,500 of letters of credit outstanding under our domestic senior credit agreement as of March 31, 2009 and December 26, 2008, respectively. The letter of credit fees range from 1.50% to 1.60%, excluding a fronting fee of 0.125% per annum. We do not intend to borrow under our domestic senior revolving credit facility during fiscal year 2009. A portion of the letters of credit issued under the domestic senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in the credit rating assigned to the domestic senior credit agreement by Moody’s Investors Service and/or Standard & Poor’s. As a result of the improvement in our S&P credit rating in March 2007, we achieved, and continue to maintain, the lowest possible pricing under the performance pricing provisions of our domestic senior credit agreement. This performance pricing is not expected to materially impact our liquidity or capital resources in fiscal year 2009.
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
     We are not required to make any mandatory contributions to our U.S. pension plans in fiscal year 2009 based on the minimum statutory funding requirements. We expect to contribute a total of approximately $24,100 to our non-U.S. pension plans in fiscal year 2009 based on the minimum statutory funding requirements, of which $6,300 was contributed in the fiscal three months ended March 31, 2009.
     Please refer to Note 4 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.
     On September 12, 2008, we announced a share repurchase program pursuant to which we were authorized to repurchase up to $750,000 of Foster Wheeler Ltd.’s outstanding common shares. In connection with the Redomestication described in Note 13 to the consolidated financial statements in this quarterly report on Form 10-Q, Foster Wheeler AG adopted a share repurchase program pursuant to which it is authorized to repurchase up to $264,800 of its outstanding registered shares and designate the repurchased shares for cancellation. The amount authorized for repurchase of registered shares under the Foster Wheeler AG program is equal to the amount that remained available for repurchases under the Foster Wheeler Ltd. program as of February 9, 2009, the date of the completion of the Redomestication. The Foster Wheeler AG program replaces the Foster Wheeler Ltd. program, and no further repurchases will be made under the Foster Wheeler Ltd. program. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Cumulatively through May 6, 2009, we have repurchased, under the Foster Wheeler Ltd. and Foster Wheeler AG programs, 18,098,519 shares for an aggregate cost of approximately $485,600 (which includes commissions of $400). We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other open market purchases. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans.
     We have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends. Our current credit agreement contains limitations on cash dividend payments as well as other restricted payments.
Off-Balance Sheet Arrangements
     We own several noncontrolling equity interests in power projects in Chile and Italy. Certain of the projects have third-party debt that is not consolidated in our balance sheet. We have also issued certain guarantees for the Chilean project. Please refer to Note 3 to the consolidated financial statements in this quarterly report on Form 10-Q for further information related to these projects.

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

	Fiscal Three Months Ended March 31, 2009			Fiscal Three Months Ended March 28, 2008
	Global	Global		Global	Global
	E&C Group	Power Group	Total	E&C Group	Power Group	Total
NEW ORDERS (FUTURE REVENUES) BY PROJECT LOCATION:
North America	$82,400	$39,900	$122,300	$165,500	$315,300	$480,800
South America	9,600	2,300	11,900	1,000	11,700	12,700
Europe	83,800	42,100	125,900	267,500	191,000	458,500
Asia	514,400	12,000	526,400	182,200	18,200	200,400
Middle East	49,100	—	49,100	60,300	—	60,300
Australasia and other	70,200	200	70,400	30,800	200	31,000

Total	$809,500	$96,500	$906,000	$707,300	$536,400	$1,243,700

	Global	Global		Global	Global
	E&C Group	Power Group	Total	E&C Group	Power Group	Total
NEW ORDERS (FUTURE REVENUES) BY INDUSTRY:
Power generation	$14,500	$82,600	$97,100	$12,000	$507,200	$519,200
Oil refining	543,100	—	543,100	437,400	—	437,400
Pharmaceutical	17,800	—	17,800	18,400	—	18,400
Oil and gas	141,200	—	141,200	110,300	—	110,300
Chemical/petrochemical	100,500	—	100,500	113,800	—	113,800
Power plant operation and maintenance	—	13,900	13,900	—	29,200	29,200
Environmental	3,900	—	3,900	9,700	—	9,700
Other, net of eliminations	(11,500)	—	(11,500)	5,700	—	5,700

Total	$809,500	$96,500	$906,000	$707,300	$536,400	$1,243,700

	March 31, 2009			March 28, 2008
	Global	Global		Global	Global
	E&C Group	Power Group	Total	E&C Group	Power Group	Total
BACKLOG (FUTURE REVENUES) BY CONTRACT TYPE:
Lump-sum turnkey	$5,100	$177,300	$182,400	$44,700	$424,600	$469,300
Other fixed-price	262,000	509,500	771,500	501,000	1,181,300	1,682,300
Reimbursable	3,831,800	134,900	3,966,700	6,635,100	179,800	6,814,900
Eliminations	(1,500)	(7,900)	(9,400)	(2,900)	(12,200)	(15,100)

Total	$4,097,400	$813,800	$4,911,200	$7,177,900	$1,773,500	$8,951,400

BACKLOG (FUTURE REVENUES) BY PROJECT LOCATION:
North America	$233,600	$319,100	$552,700	$271,900	$879,200	$1,151,100
South America	134,700	96,900	231,600	22,500	108,300	130,800
Europe	556,600	322,500	879,100	679,400	662,700	1,342,100
Asia	1,241,300	73,200	1,314,500	1,987,000	119,700	2,106,700
Middle East	281,200	—	281,200	770,300	600	770,900
Australasia and other	1,650,000	2,100	1,652,100	3,446,800	3,000	3,449,800

Total	$4,097,400	$813,800	$4,911,200	$7,177,900	$1,773,500	$8,951,400

BACKLOG (FUTURE REVENUES) BY INDUSTRY:
Power generation	$36,600	$695,900	$732,500	$59,800	$1,651,700	$1,711,500
Oil refining	1,680,100	—	1,680,100	1,705,500	—	1,705,500
Pharmaceutical	50,400	—	50,400	42,900	—	42,900
Oil and gas	1,729,100	—	1,729,100	3,599,300	—	3,599,300
Chemical/petrochemical	582,500	—	582,500	1,749,700	—	1,749,700
Power plant operation and maintenance	—	117,900	117,900	—	121,800	121,800
Environmental	6,500	—	6,500	12,700	—	12,700
Other, net of eliminations	12,200	—	12,200	8,000	—	8,000

Total	$4,097,400	$813,800	$4,911,200	$7,177,900	$1,773,500	$8,951,400

FOSTER WHEELER SCOPE IN BACKLOG	$1,610,800	$801,100	$2,411,900	$1,803,600	$1,760,600	$3,564,200

E&C MAN-HOURS IN BACKLOG (in thousands)	16,200		16,200	14,200		14,200

     The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in decreases of $78,400 and $38,600, respectively, as of March 31, 2009 as compared to fiscal year end 2008.
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
     A full discussion of our critical accounting policies and estimates is included in our 2008 Form 10-K. We did not have a significant change to the application of our critical accounting policies and estimates during the first fiscal three months of 2009.

Accounting Developments
     In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 will expand the disclosures regarding investments held by employer-sponsored defined benefit pension plans and other postretirement plans, with the purpose of providing additional information related to the valuation methodologies for these assets similar to disclosures regarding the valuation methodologies required by SFAS No. 157. Additionally, FSP FAS 132(R)-1 will require disclosures on how investment allocation decisions are made as well as significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for annual financial statements for fiscal years ending after December 15, 2009. We will amend our disclosures accordingly beginning with our consolidated financial statements to be included in our 2009 Form 10-K.
     In January 2009, the FASB issued FASB Staff Position No. FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. Additionally, FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We will amend our disclosures accordingly beginning with our 2009 second fiscal quarter Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the fiscal three months ended March 31, 2009, there were no material changes in the market risks as described in our annual report on Form 10-K for the fiscal year ended December 26, 2008.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting in the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.
ITEM 1A. RISK FACTORS
     Information regarding our risk factors appears in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 26, 2008, which we filed with the SEC on February 24, 2009. There have been no material changes in those risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Recent Sales of Unregistered Securities.
     In connection with the Redomestication described in Note 13 to the consolidated financial statements in this quarterly report on Form 10-Q, on February 9, 2009 Foster Wheeler AG issued an aggregate of 126,276,112 registered shares, par value CHF 3.00 per share, to the holders of an equal number of whole Foster Wheeler Ltd. common shares that were cancelled pursuant to the scheme of arrangement. The scheme of arrangement was approved by the Supreme Court of Bermuda. Such registered shares were issued in reliance on Section 3(a)(10) of the Securities Act of 1933, as amended, which we refer to as the Securities Act.
     In connection with the Redomestication and concurrently with the issuance of registered shares described above, on February 9, 2009 Foster Wheeler AG issued to the holders of Foster Wheeler Ltd.’s then-outstanding preferred shares an aggregate of 139,802 registered shares, par value CHF 3.00 per share, in accordance with the certificate of designation governing such preferred shares. The issuance of these registered shares to holders of Foster Wheeler Ltd. preferred shares did not require registration under the Securities Act because such issuance did not involve an “offer”, “offer to sell”, “offer for sale” or “sale” within the meaning of Section 2(3) of the Securities Act.
     No underwriting commissions or discounts were paid with respect to the issuances of registered shares described above.
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers (amounts in thousands of dollars, except share data and per share amounts).

     On September 12, 2008, we announced a share repurchase program pursuant to which we were authorized to repurchase up to $750,000 of the outstanding common shares of Foster Wheeler Ltd. Prior to the completion of the Redomestication, Foster Wheeler Ltd., as sole shareholder of Foster Wheeler AG, approved a share repurchase program pursuant to which Foster Wheeler AG is authorized to repurchase up to $264,773 of its outstanding registered shares and designate the repurchased shares for cancellation. The amount authorized for repurchase of registered shares under the Foster Wheeler AG program is equal to the amount that remained available for repurchases under the Foster Wheeler Ltd. program as of February 9, 2009, the date of the completion of the Redomestication. The Foster Wheeler AG program replaces the Foster Wheeler Ltd. program, and no further repurchases will be made under the Foster Wheeler Ltd. program. As noted in the table below, there were no purchases under our share repurchase program during the fiscal first quarter of 2009.

			Total Number of		Approximate
			Shares Purchased		Dollar Value of
			as Part of		Shares that May
		Average	Publicly		Yet Be Purchased
	Total Number of	Price Paid	Announced Plans		Under the Plans
Fiscal Month	Shares Purchased (1)	per Share	or Programs		or Programs
December 27, 2008 through January 23, 2009	—	$—	—
January 24, 2009 through February 28, 2009	—	—	—
March 1, 2009 through March 31, 2009	—	—	—

Total	—	$—	—	(2)	$264,773

(1)	During the fiscal first quarter of 2009, we did not repurchase any shares in open market transactions pursuant to our share repurchase program. We are authorized to repurchase up to $264,773 of our outstanding registered shares. The Foster Wheeler AG repurchase program, which replaced the Foster Wheeler Ltd. program as of February 9, 2009 (as described above), has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase programs.

(2)	As of March 31, 2009, an aggregate of 18,098,519 Foster Wheeler Ltd. common shares were purchased for a total of $485,227 since the inception of the Foster Wheeler Ltd. repurchase program announced on September 12, 2008. No further repurchases will be made under the Foster Wheeler Ltd. program. As of March 31, 2009, no repurchases have been made since the inception of the Foster Wheeler AG repurchase program on February 9, 2009, the date of the completion of the Redomestication.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At a special court-ordered meeting of common shareholders held on January 27, 2009, the common shareholders of Foster Wheeler Ltd. approved a scheme of arrangement under Bermuda law, which is described in Note 13 to the consolidated financial statements in this quarterly report on Form 10-Q, as well as a related proposal to adjourn the meeting to a later date had there been insufficient votes to approve the scheme of arrangement. The voting results of the special court-ordered meeting of common shareholders were as follows:

	For	Against	Abstentions	Broker Non-Votes
Approval of scheme of arrangement
- Number of shareholders casting votes	904	128	44	0
- Number of shares cast	79,315,915	667,631	388,638	0
Approval of motion to adjourn	70,777,260	9,228,222	366,702	0
ITEM 5. OTHER INFORMATION
     None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibits

3.1	Articles of Association of Foster Wheeler AG. (Filed as Exhibit 3.1 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

3.2	Organizational Regulations of Foster Wheeler AG. (Filed as Exhibit 3.2 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

10.1	Form of Employee Nonqualified Stock Option Agreement effective March 4, 2009 with respect to employees and executive officers.

10.2	Form of Employee Restricted Stock Unit Award Agreement effective March 4, 2009 with respect to employees and executive officers.

10.3	Form of Director Nonqualified Stock Option Agreement effective March 4, 2009 with respect to employees and executive officers.

10.4	Form of Director Restricted Stock Unit Agreement effective March 4, 2009 with respect to employees and executive officers.

10.5
Supplemental Warrant Agreement, dated as of February 9, 2009, by and among Foster Wheeler AG, Foster Wheeler Ltd. and Mellon Investor Services LLC, as Warrant Agent. (Filed as Exhibit 4.1 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

10.6
Amendment to the Foster Wheeler Inc. Directors Deferred Compensation and Stock Award Plan. (Filed as Exhibit 10.6 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

10.7
Amendment to Foster Wheeler Inc. Directors’ Stock Option Plan. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

10.8
Second Amendment to the 1995 Stock Option Plan of Foster Wheeler Inc., as amended and restated as of September 24, 2002. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

10.9
First Amendment to the Foster Wheeler Annual Executive Short-term Incentive Plan. (Filed as Exhibit 10.29 to Foster Wheeler AG’s Form 10-K, for the year ended December 26, 2008 and filed on February 24, 2009, and incorporated herein by reference.)

10.10
Second Amendment to the Annual Executive Short-term Incentive Plan of Foster Wheeler AG. (Filed as Exhibit 10.7 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

10.11
Second Amendment to the Foster Wheeler Ltd. 2004 Stock Option Plan. (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

10.12
First Amendment to the Foster Wheeler Ltd. Omnibus Incentive Plan. (Filed as Exhibit 10.37 to Foster Wheeler AG’s Form 10-K, for the year ended December 26, 2008 and filed on February 24, 2009, and incorporated herein by reference.)

Exhibit No.	Exhibits

10.13
Second Amendment to the Foster Wheeler Ltd. Omnibus Incentive Plan. (Filed as Exhibit 10.4 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

10.14
Form of Indemnification Agreement for directors and officers of Foster Wheeler AG, dated as of February 9, 2009. (Filed as Exhibit 10.10 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

10.15
Form of Notice and Acknowledgement for executive officers of Foster Wheeler AG, dated as of February 9, 2009. (Filed as Exhibit 10.8 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

10.16
Form of Notice and Acknowledgement for David Wardlaw, dated as of February 9, 2009. (Filed as Exhibit 10.9 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

10.17
Employment Agreement, dated as of January 6, 2009, between Foster Wheeler North America Corp. and Gary T. Nedelka. (Filed as Exhibit 10.76 to Foster Wheeler AG’s Form 10-K, for the year ended December 26, 2008 and filed on February 24, 2009, and incorporated herein by reference.)

10.18
Employment Agreement, dated as of January 6, 2009, between Foster Wheeler Ltd. and Lisa Z. Wood. (Filed as Exhibit 10.77 to Foster Wheeler AG’s Form 10-K, for the year ended December 26, 2008 and filed on February 24, 2009, and incorporated herein by reference.)

10.19	Employment Agreement, dated as of March 27, 2009, among Foster Wheeler Inc., Thierry Desmaris and Foster Wheeler International Corp.

23.1	Consent of Analysis, Research & Planning Corporation.

23.2	Consent of Peterson Risk Consulting LLC.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG (Registrant)
Date: May 6, 2009	/s/ Raymond J. Milchovich
Raymond J. Milchovich
Chairman and Chief Executive Officer

Date: May 6, 2009	/s/ Franco Baseotto
Franco Baseotto
Executive Vice President, Chief Financial Officer and Treasurer