Form 10-Q
period 2009-06-30
FOSTER WHEELER AG
filed 2009-08-05
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 126,437,389 registered shares (CHF 3.00 par value) were outstanding as of July 24, 2009.

FOSTER WHEELER AG
INDEX

Part I FINANCIAL INFORMATION

Item 1 — Financial Statements (Unaudited):	3

Consolidated Statement of Operations for the Fiscal Quarters and Six Months Ended June 30, 2009 and June 27, 2008	3

Consolidated Balance Sheet as of June 30, 2009 and December 26, 2008	4

Consolidated Statement of Changes in Equity for the Fiscal Six Months Ended June 30, 2009 and June 27, 2008	5

Consolidated Statement of Cash Flows for the Fiscal Six Months Ended June 30, 2009 and June 27, 2008	6

Notes to Consolidated Financial Statements	7

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3 — Quantitative and Qualitative Disclosures about Market Risk	64

Item 4 — Controls and Procedures	64

Part II OTHER INFORMATION

Item 1 — Legal Proceedings	66

Item 1A — Risk Factors	66

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3 — Defaults Upon Senior Securities	66

Item 4 — Submission of Matters to a Vote of Security Holders	67

Item 5 — Other Information	67

Item 6 — Exhibits	68

Signatures	69
EX-10.1: EMPLOYMENT AGREEMENT
EX-10.2: THIRD AMENDMENT TO FOSTER WHEELER AG OMNIBUS INCENTIVE PLAN
EX-10.3: FOSTER WHEELER AG OMNIBUS INCENTIVE PLAN, RESTATED
EX-23.1: CONSENT OF ANALYSIS, RESEARCH & PLANNING CORPORATION
EX-23.2: CONSENT OF PETERSON RISK CONSULTING LLC
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	Fiscal Quarters Ended		Fiscal Six Months Ended
	June 30,	June 27,	June 30,	June 27,
	2009	2008	2009	2008
Operating revenues	$1,308,801	$1,701,022	$2,573,324	$3,496,746
Cost of operating revenues	1,088,842	1,454,806	2,190,613	3,033,559

Contract profit	219,959	246,216	382,711	463,187

Selling, general and administrative expenses	69,024	79,044	138,272	143,940
Other income, net	(11,490)	(17,643)	(19,693)	(31,671)
Other deductions, net	6,898	5,207	12,985	11,592
Interest income	(2,426)	(12,167)	(5,098)	(22,698)
Interest expense	1,302	4,860	5,469	11,011
Net asbestos-related provision/(gain)	1,756	(18,275)	3,506	(32,463)

Income before income taxes	154,895	205,190	247,270	383,476
Provision for income taxes	27,561	43,883	45,564	83,633

Net income	127,334	161,307	201,706	299,843

Less: Net income attributable to noncontrolling interests	5,130	552	6,639	1,025

Net income attributable to Foster Wheeler AG	$122,204	$160,755	$195,067	$298,818

Earnings per share (see Note 1):
Basic	$0.97	$1.12	$1.54	$2.08

Diluted	$0.96	$1.11	$1.54	$2.06

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)
(unaudited)

	June 30,	December 26,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$848,985	$773,163
Short-term investments	3,777	2,448
Accounts and notes receivable, net:
Trade	543,548	608,994
Other	88,793	95,633
Contracts in process	261,668	241,135
Prepaid, deferred and refundable income taxes	30,573	31,667
Other current assets	43,496	37,146

Total current assets	1,820,840	1,790,186

Land, buildings and equipment, net	396,165	383,209
Restricted cash	25,500	22,737
Notes and accounts receivable — long-term	1,537	1,788
Investments in and advances to unconsolidated affiliates	211,819	210,776
Goodwill	69,840	62,165
Other intangible assets, net	59,968	59,874
Asbestos-related insurance recovery receivable	276,060	281,540
Other assets	79,323	82,223
Deferred income taxes	113,625	116,756

TOTAL ASSETS	$3,054,677	$3,011,254

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$23,020	$24,375
Accounts payable	298,641	365,347
Accrued expenses	261,424	303,813
Billings in excess of costs and estimated earnings on uncompleted contracts	660,998	750,233
Income taxes payable	63,611	44,846

Total current liabilities	1,307,694	1,488,614

Long-term debt	191,528	192,989
Deferred income taxes	59,970	66,114
Pension, postretirement and other employee benefits	331,149	320,959
Asbestos-related liability	336,556	355,779
Other long-term liabilities	159,152	157,933
Commitments and contingencies

TOTAL LIABILITIES	2,386,049	2,582,388

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	8,590	7,586

TOTAL TEMPORARY EQUITY	8,590	7,586

Equity:
Preferred shares:
$0.01 par value; authorized: June 30, 2009 - 0 shares and December 26, 2008 - 901,135 shares; issued and outstanding: June 30, 2009 - 0 shares and December 26, 2008 - 1,079 shares	—	—
Common shares:
$0.01 par value; authorized: June 30, 2009 - 0 shares and December 26, 2008 - 296,007,818 shares; issued and outstanding: June 30, 2009 - 0 shares and December 26, 2008 - 126,177,611 shares	—	1,262
Registered shares:
CHF 3.00 par value; authorized: June 30, 2009 - 189,623,871 shares; conditionally authorized: June 30, 2009 - 63,207,957 shares; issued and outstanding: June 30, 2009 - 126,437,389 shares	326,489	—
Paid-in capital	598,767	914,063
Retained earnings / (accumulated deficit)	167,092	(27,975)
Accumulated other comprehensive loss	(468,033)	(494,788)

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	624,315	392,562

Noncontrolling interests	35,723	28,718

TOTAL EQUITY	660,038	421,280

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$3,054,677	$3,011,254

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
CHANGES IN EQUITY
(in thousands of dollars)
(unaudited)

					Retained	Accumulated	Total Foster
					Earnings/	Other	Wheeler AG
	Preferred	Common	Registered	Paid-in	(Accumulated	Comprehensive	Shareholders’	Noncontrolling
	Shares	Shares	Shares	Capital	Deficit)	Loss	Equity	Interests	Total Equity

Fiscal Six Months Ended June 30, 2009:
Balance at December 26, 2008	$—	$1,262	$—	$914,063	$(27,975)	$(494,788)	$392,562	$28,718	$421,280
Net income	—	—	—	—	195,067	—	195,067	6,639	201,706
Foreign currency translation adjustments	—	—	—	—	—	18,516	18,516	391	18,907
Net loss on derivative instruments designated as cash flow hedges, net of tax	—	—	—	—	—	(1,376)	(1,376)	—	(1,376)
Pension and other postretirement benefits, net of tax	—	—	—	—	—	9,615	9,615	(4)	9,611

Comprehensive Income (1)							221,822	7,026	228,848

Issuance of common shares upon exercise of share purchase warrants	—	—	—	9	—	—	9	—	9
Issuance of common shares upon vesting of restricted awards	—	1	—	(1)	—	—	—	—	—
Repurchase and retirement of shares	—	—	—	(28)	—	—	(28)	—	(28)
Cancellation of common shares and issuance of registered shares	—	(1,263)	326,070	(324,807)	—	—	—	—	—
Issuance of registered shares upon conversion of preferred shares	—	—	361	(361)	—	—	—	—	—
Issuance of registered shares upon vesting of restricted awards	—	—	1	(1)	—	—	—	—	—
Issuance of registered shares upon exercise of share purchase warrants	—	—	57	42	—	—	99	—	99
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(21)	(21)
Share-based compensation expense-stock options and restricted awards	—	—	—	9,851	—	—	9,851	—	9,851

Balance at June 30, 2009	$—	$—	$326,489	$598,767	$167,092	$(468,033)	$624,315	$35,723	$660,038

Fiscal Six Months Ended June 27, 2008:
Balance at December 28, 2007	$—	$1,439	$—	$1,385,311	$(554,595)	$(261,114)	$571,041	$31,773	$602,814
Net income	—	—	—	—	298,818	—	298,818	1,025	299,843
Foreign currency translation adjustments	—	—	—	—	—	20,259	20,259	1,553	21,812
Net gain on derivative instruments designated as cash flow hedges, net of tax	—	—	—	—	—	3,262	3,262	—	3,262
Pension and other postretirement benefits, net of tax	—	—	—	—	—	7,539	7,539	—	7,539

Comprehensive Income (2)							329,878	2,578	332,456

Issuance of common shares upon exercise of share purchase warrants	—	1	—	351	—	—	352	—	352
Issuance of common shares upon exercise of stock options	—	1	—	2,434	—	—	2,435	—	2,435
Issuance of common shares upon vesting of restricted awards	—	1	—	(1)	—	—	—	—	—
Issuance of common shares upon conversion of preferred shares	—	—	—	(1)	—	—	(1)	—	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6,684)	(6,684)
Share-based compensation expense-stock options and restricted awards	—	—	—	4,756	—	—	4,756	—	4,756
Excess tax benefit related to equity-based incentive program	—	—	—	156	—	—	156	—	156

Balance at June 27, 2008	$—	$1,442	$—	$1,393,006	$(255,777)	$(230,054)	$908,617	$27,667	$936,284

[1]	Comprehensive income for the fiscal quarter ended June 30, 2009 for Foster Wheeler AG, noncontrolling interests and total equity were $158,830, $5,688, and $164,518, respectively.

[2]	Comprehensive income for the fiscal quarter ended June 27, 2008 for Foster Wheeler AG, noncontrolling interests and total equity were $169,407, $1,099, and $170,506, respectively.
See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Fiscal Six Months Ended
	June 30,	June 27,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$201,706	$299,843
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	21,446	22,286
Net asbestos-related provision/(gain)	3,506	(2,213)
Share-based compensation expense-stock options and restricted awards	10,855	6,642
Excess tax benefit related to equity-based incentive program	—	(156)
Deferred tax	3,459	4,861
Loss on sale of assets	522	22
Equity in the net earnings of partially-owned affiliates, net of dividends	3,280	(3,008)
Other noncash items	(45)	1,043
Changes in assets and liabilities:
Decrease/(increase) in receivables	87,406	(13,701)
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	(108,869)	13,343
Decrease in accounts payable and accrued expenses	(121,889)	(61,423)
Increase in income taxes payable	17,871	16,489
Net change in other assets and liabilities	(25,294)	(39,189)

Net cash provided by operating activities	93,954	244,839

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(8,883)	(7,829)
Change in restricted cash	(2,817)	(24,613)
Capital expenditures	(26,708)	(42,220)
Proceeds from sale of assets	454	613
Investments in and advances to unconsolidated affiliates	—	(3,600)
Return of investment from unconsolidated affiliates	—	2,330
Increase in short-term investments	(1,261)	—

Net cash used in investing activities	(39,215)	(75,319)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase and retirement of fractional shares	(28)	—
Distributions to noncontrolling interests	(21)	(6,684)
Proceeds from share purchase warrant exercises	108	352
Proceeds from stock option exercises	—	2,435
Excess tax benefit related to equity-based incentive program	—	156
Repayment of short-term debt	(731)	—
Proceeds from issuance of long-term debt	1,865	21,969
Repayment of long-term debt and capital lease obligations	(5,026)	(4,941)

Net cash (used in)/provided by financing activities	(3,833)	13,287

Effect of exchange rate changes on cash and cash equivalents	24,916	38,843

Increase in cash and cash equivalents	75,822	221,650
Cash and cash equivalents at beginning of year	773,163	1,048,544

Cash and cash equivalents at end of period	$848,985	$1,270,194

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
          The fiscal year of Foster Wheeler AG ends on December 31 of each calendar year. Foster Wheeler AG’s fiscal quarters end on the last day of March, June and September. The fiscal year of Foster Wheeler Ltd., the parent company prior to the Redomestication, was the 52- or 53-week annual accounting period ending the last Friday in December for our U.S. operations and December 31 for non-U.S. operations and ended on December 26, 2008 for fiscal year 2008. The fiscal second quarter and six months ended of Foster Wheeler Ltd. for the fiscal year ended December 26, 2008, which for reporting purposes is also the fiscal second quarter and six months ended of Foster Wheeler AG for such fiscal year, ended on June 27, 2008.
          Foster Wheeler AG consolidated financial results for the second fiscal quarter represent the period from April 1, 2009 through June 30, 2009 and March 29, 2008 through June 27, 2008, in fiscal years 2009 and 2008, respectively. Foster Wheeler AG consolidated financial results for the first fiscal six months represent the period from December 27, 2008 through June 30, 2009 and December 29, 2007 through June 27, 2008, in fiscal years 2009 and 2008, respectively. The consolidated financial results include our U.S. operations, which have a fiscal year that is the 52- or 53-week annual accounting period ending the last Friday in December, and our non-U.S. operations, which have a fiscal year ending on December 31. Although the fiscal year for our parent company is now December 31, the fiscal year and fiscal quarter ending dates for both our U.S. and non-U.S. operations were not impacted by the Redomestication.
          On May 28, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, SFAS No. 165 requires an evaluation of subsequent events through the date the financial statements are issued and defines the circumstances under which a subsequent event should be recognized and the circumstances for which a subsequent event should be disclosed. SFAS No. 165 also requires that we disclose the date through which we have evaluated subsequent events, which was August 5, 2009, the date of issuance, for our interim consolidated financial statements as of and for the fiscal quarter and six months ended June 30, 2009. SFAS No. 165 was first effective beginning with the quarterly consolidated financial statements ended June 30, 2009. Our adoption of SFAS No. 165 did not have a material impact on our consolidated statement of operations or consolidated balance sheet.
          The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

          The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in our annual report on Form 10-K for the fiscal year ended December 26, 2008 (“2008 Form 10-K”), filed with the Securities and Exchange Commission on February 24, 2009. The consolidated balance sheet as of December 26, 2008 was derived from the audited financial statements included in our 2008 Form 10-K, but does not include all the disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. Additionally, the presentation of our consolidated balance sheet as of December 26, 2008 reflects the adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” as described below. A summary of our significant accounting policies is presented below.
          Principles of Consolidation — The consolidated financial statements include the accounts of Foster Wheeler AG and all significant U.S. and non-U.S. subsidiaries as well as certain entities in which we have a controlling interest. Intercompany transactions and balances have been eliminated.
          We adopted SFAS No. 160 as of the beginning of fiscal year 2009. SFAS No. 160 amends the accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly referred to as “minority interest”) and for the deconsolidation of a subsidiary. Under SFAS No. 160, the noncontrolling interest in a subsidiary is reported as equity in the parent company’s consolidated financial statements. SFAS No. 160 also requires that the parent company’s consolidated statement of operations include both the parent and noncontrolling interest share of the subsidiary’s statement of operations. Formerly, the noncontrolling interest share was shown as a reduction of income on the parent’s consolidated statement of operations. SFAS No. 160 was applied prospectively as of the beginning of the fiscal year; however, presentation and disclosure requirements are applied retrospectively for all periods presented. Upon our adoption of SFAS No. 160, we (i) reclassified our minority interest liability to a separate section entitled “noncontrolling interests” within total equity on our consolidated balance sheet, which increased total equity by $28,718 as of December 26, 2008; (ii) removed minority interest expense from the determination of total net income on our consolidated statement of operations, which increased total net income by $552 and $1,025 for the fiscal quarter and six months ended June 27, 2008, respectively; and (iii) included a reduction for net income attributable to noncontrolling interests in the determination of net income attributable to Foster Wheeler AG (as successor to Foster Wheeler Ltd. — please see Note 13 for further information related to the Redomestication) and earnings per share on the consolidated statement of operations, which corresponded to the net income and earnings per share figures previously reported.
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
          Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit. In the period in which a change in estimate is recognized, the cumulative impact of that change is recorded based on progress achieved through the period of change. There were 19 and 20 separate projects that had final estimated contract profit revisions whose impact on contract profit exceeded $1,000 during the first six months of fiscal years 2009 and 2008, respectively. The changes in final estimated contract profit resulted in net increases of $20,230 and $26,180 to reported contract profit in the fiscal quarter and six months ended June 30, 2009, respectively, relating to the revaluation of work performed on contracts in prior periods. The changes in final estimated contract profit resulted in net increases of $13,560 and $13,020 to reported contract profit in the fiscal quarter and six months ended June 27, 2008, respectively, relating to the revaluation of work performed on contracts in prior periods. Please see Note 11 for further information related to changes in final estimated contract profit.
          Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims in accordance with paragraph 65 of Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, which states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Under SOP 81-1, those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. As of June 30, 2009, our consolidated financial statements assumed recovery of commercial claims of $18,900, of which $100 has yet to be expended. As of December 26, 2008, our consolidated financial statements assumed recovery of commercial claims of $11,200, of which all was expended.
          In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. We had $300 of deferred pre-contract costs as of June 30, 2009 and no deferred pre-contract costs as of December 26, 2008.
          Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the corresponding service contracts.
          Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents of $636,499 and $622,907 were maintained by our non-U.S. subsidiaries as of June 30, 2009 and December 26, 2008, respectively. These subsidiaries require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, a portion of these funds may not be readily available for repatriation to U.S. entities.

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
          Intangible Assets — Intangible assets consist principally of goodwill, trademarks and patents. Goodwill is allocated to our reporting units on a relative fair value basis at the time of the original purchase price allocation. Patents and trademarks are amortized on a straight-line basis over periods of 3 to 40 years. Customer relationships, pipeline and backlog are amortized on a straight-line basis over periods of 1 to 13 years.
          We test goodwill for impairment at the reporting unit level as defined in SFAS No. 142, “Goodwill and Other Intangible Assets.” Our reporting units are defined as the components one level below our operating segments. In accordance with SFAS No. 142, these components constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. Presently, goodwill exists in two of our reporting units — one within our Global Power Group business segment and one within our Global Engineering and Construction Group (“Global E&C Group”) business segment.
          The goodwill impairment test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is estimated based on discounted future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each fiscal year, we evaluate goodwill at each reporting unit to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

          We had total goodwill of $69,840 and $62,165 as of June 30, 2009 and December 26, 2008, respectively. Of the $69,840 of goodwill as of June 30, 2009, $51,273 is related to one of our Global Power Group’s European reporting units and $18,567 is related to our Global E&C Group’s U.S. reporting unit. In fiscal year 2008, the estimated fair value of each of the reporting units were sufficiently in excess of their carrying values even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying values of goodwill was required.
          We had total unamortized identifiable intangible assets of $59,968 and $59,874 as of June 30, 2009 and December 26, 2008, respectively. Of the $59,968 of identifiable intangible assets as of June 30, 2009, $54,950 is related to our Global Power Group and $5,018 is related to our Global E&C Group. The following table details amounts relating to our identifiable intangible assets:

	June 30, 2009			December 26, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$39,212	$(23,995)	$15,217	$39,180	$(23,024)	$16,156
Trademarks	63,395	(23,495)	39,900	63,347	(22,543)	40,804
Customer relationships, pipeline and backlog	6,120	(1,269)	4,851	3,592	(678)	2,914

Total	$108,727	$(48,759)	$59,968	$106,119	$(46,245)	$59,874

          Amortization expense related to identifiable intangible assets, which is recorded within cost of operating revenues on the consolidated statement of operations, totaled $1,285 and $2,514 for the fiscal quarter and six months ended June 30, 2009, respectively. Amortization expense totaled $1,220 and $2,297 for the fiscal quarter and six months ended June 27, 2008, respectively. Amortization expense is expected to be approximately $5,100 in fiscal year 2009 and approximately $4,500 in each of the fiscal years 2010 through 2013.
          Income Taxes — Deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
          Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating our ability to realize our deferred tax assets within the various tax jurisdictions in which they arise, we consider all available positive and negative evidence, including scheduled reversals of taxable temporary differences, projected future taxable income, tax planning strategies and recent financial performance. Projecting future taxable income requires significant assumptions about future operating results, as well as the timing and character of taxable income in numerous jurisdictions.
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

          Fair Value Measurements — In the first fiscal quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements,” except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis for which the date of adoption was the beginning of the first fiscal quarter of 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.
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
          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:
•	Cash, Cash Equivalents and Restricted Cash — The carrying value of our cash, cash equivalents and restricted cash approximates fair value because of the short-term maturity of these instruments.

•	Short-term Investments — Short-term investments primarily consist of deposits with maturities in excess of three months but less than one year. Short-term investments are carried at cost plus accrued interest, which approximates fair value.

•	Long-term Debt — We estimate the fair value of our long-term debt (including current installments) based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.

•	Foreign Currency Forward Contracts — We estimate the fair value of foreign currency forward contracts by obtaining quotes from financial institutions or market transactions in either the listed or over-the-counter markets.

•	Interest Rate Swaps — We estimate the fair value of our interest rate swaps based on quotes obtained from financial institutions.
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

          Earnings per Share — Basic earnings per share is computed by dividing net income attributable to Foster Wheeler AG by the weighted-average number of shares outstanding during the reporting period, excluding non-vested restricted shares of 82,980 and 165,960 as of June 30, 2009 and June 27, 2008, respectively. Restricted shares and restricted share units (collectively, “restricted awards”) are included in the weighted-average number of shares outstanding when such restricted awards vest.
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
          The computations of basic and diluted earnings per share were as follows:

	Fiscal Quarters Ended		Fiscal Six Months Ended
	June 30,	June 27,	June 30,	June 27,
	2009	2008	2009	2008
Basic earnings per share:
Net income attributable to Foster Wheeler AG	$122,204	$160,755	$195,067	$298,818
Weighted-average number of shares outstanding for basic earnings per share	126,344,093	143,994,084	126,304,157	143,955,937

Basic earnings per share	$0.97	$1.12	$1.54	$2.08

Diluted earnings per share:
Net income attributable to Foster Wheeler AG	$122,204	$160,755	$195,067	$298,818
Weighted-average number of shares outstanding for basic earnings per share	126,344,093	143,994,084	126,304,157	143,955,937
Effect of dilutive securities:
Options to purchase shares	47,465	612,166	21,821	606,179
Warrants to purchase shares	478,728	591,423	474,067	603,300
Non-vested portion of restricted awards	184,892	223,677	67,237	219,670

Weighted-average number of shares outstanding for diluted earnings per share	127,055,178	145,421,350	126,867,282	145,385,086

Diluted earnings per share	$0.96	$1.11	$1.54	$2.06

          The following table summarizes the registered share equivalent of potentially dilutive securities that have been excluded from the denominator used in the calculation of diluted earnings per share due to their antidilutive effect:

	Fiscal Quarters Ended		Fiscal Six Months Ended
	June 30,	June 27,	June 30,	June 27,
	2009	2008	2009	2008
Shares issuable under outstanding options not included in the computation of diluted earnings per share because the assumed proceeds were greater than the average share price for the period	2,448,119	479,229	3,008,199	479,229

          Share-Based Compensation Plans — Our share-based compensation plans are accounted for in accordance with the provisions of SFAS No. 123R, “Share-Based Payment.” We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

•	Expected volatility – we estimate the volatility of our share price at the date of grant using historical volatility adjusted for periods of unusual stock price activity.

•	Expected term – we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”

•	Risk-free interest rate – we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

•	Dividends – we use an expected dividend yield of zero because we have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends.
          We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	Fiscal Six Months Ended
	June 30,	June 27,
	2009	2008
Expected volatility	69.31%	45.95%
Expected term	3.28 years	3.62 years
Risk-free interest rate	1.45%	2.15%
Expected dividend yield	0%	0%
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
          Recent Accounting Developments — In December 2008, the FASB issued FASB Staff Position No. FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 will expand the disclosures regarding investments held by employer-sponsored defined benefit pension plans and other postretirement plans, with the purpose of providing additional information related to the valuation methodologies for these assets similar to disclosures regarding the valuation methodologies required by SFAS No. 157. Additionally, FSP FAS 132(R)-1 will require disclosures on how investment allocation decisions are made as well as significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for annual financial statements for fiscal years ending after December 15, 2009. We will amend our disclosures accordingly beginning with our consolidated financial statements included in our fiscal year 2009 Form 10-K.
          In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 requires an enterprise to qualitatively assess the determination of the primary beneficiary (or “consolidator”) of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS No. 167 changes the consideration of kick-out rights, which are the ability to remove the enterprise with the power to direct the activities of a VIE, in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. In contrast to prior guidance, SFAS No. 167 requires an ongoing reconsideration of the primary beneficiary. SFAS No. 167 also amends the events that trigger a reassessment of whether an entity is a VIE. SFAS No. 167 is effective for financial statements issued for fiscal years beginning after November 15, 2009. We are currently assessing the impact that SFAS No. 167 may have on our consolidated financial statements and disclosures.

          In July 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB Accounting Standards CodificationTM (“Codification”) will become the sole source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative under U.S. GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will amend the references to U.S. GAAP in our disclosures accordingly beginning with our interim consolidated financial statements included in our fiscal third quarter of 2009 Form 10-Q.
2. Business Combinations
          In April 2009, we acquired substantially all of the assets of the offshore engineering division of OPE Holdings Ltd., a Canadian company that is listed on the TSX Venture Exchange and which we refer to as OPE, for a purchase price of approximately $8,900. The purchase price may be increased by $500 if the acquired company meets certain performance targets during the first year after the closing date. The acquired company is active in upstream oil and gas engineering services. The purchase price allocation and pro forma information for this acquisition were not material to our consolidated financial statements. This company’s financial results are included within our Global E&C Group business segment.
          In July 2008, we acquired the majority of the assets and work force of an engineering design company for $6,500, plus up to $1,500 to be paid if certain performance milestones are met over the following two years. This company, which has an engineering center in Kolkata, India, provides engineering services to the petrochemical, refining, upstream oil and gas, and power industries. The purchase price allocation and pro forma information for this acquisition were not material to our consolidated financial statements. This company’s financial results are included within our Global E&C Group business segment.
          In February 2008, we acquired all of the outstanding capital stock of a biopharmaceutical engineering company, based in Philadelphia, Pennsylvania, for $8,545 plus up to $3,638 to be paid over the following three years if certain conditions are met, plus up to an additional $8,700 to be paid if certain performance milestones are met over the following three years. This company provides design, engineering, manufacture, installation, validation and startup/commissioning services to the life sciences industry. The purchase price allocation and pro forma information for this acquisition were not material to our consolidated financial statements. This company’s financial results are included within our Global E&C Group business segment.
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

	June 30, 2009		December 26, 2008
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Balance Sheet Data:
Current assets	$313,166	$47,764	$288,387	$66,991
Other assets (primarily buildings and equipment)	651,022	132,200	618,083	137,007
Current liabilities	105,601	17,318	63,227	26,319
Other liabilities (primarily long-term debt)	524,270	68,824	535,954	70,950
Net assets	334,317	93,822	307,289	106,729

	Fiscal Quarters Ended
	June 30, 2009		June 27, 2008
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Income Statement Data:
Total revenues	$95,084	$15,534	$108,450	$25,489
Gross earnings	26,095	9,486	35,182	14,216
Income before income taxes	22,616	8,053	28,336	12,351
Net earnings	15,833	6,684	19,456	10,251

	Fiscal Six Months Ended
	June 30, 2009		June 27, 2008
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Income Statement Data:
Total revenues	$199,158	$33,346	$216,913	$52,074
Gross earnings	39,249	19,900	57,919	30,377
Income before income taxes	32,599	16,369	44,479	28,227
Net earnings	21,054	13,586	29,795	23,428
          Our equity in the net earnings of these partially-owned affiliates, which is recorded within other income, net on the consolidated statement of operations, totaled $10,639 and $16,891 for the fiscal quarter and six months ended June 30, 2009, respectively, and $13,317 and $24,880 for the fiscal quarter and six months ended June 27, 2008, respectively.
          Our investment in these equity affiliates, which is recorded within investments in and advances to unconsolidated affiliates on the consolidated balance sheet, totaled $199,449 and $200,352 as of June 30, 2009 and December 26, 2008, respectively. Distributions of $20,686 and $24,452 were received during the fiscal six months ended June 30, 2009 and June 27, 2008, respectively.
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

          In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the Chilean project does not generate sufficient cash flow to make such payments. We are required to maintain the debt service reserve letter of credit during the term of the Chilean project’s debt, which matures in 2014. As of June 30, 2009, no amounts have been drawn under this letter of credit.
          Under the Chilean project’s operations and maintenance agreement, our subsidiary provides services for the management, operation and maintenance of the refinery/electric power generation facility. Our fees for these services were $2,096 and $4,232 for the fiscal quarter and six months ended June 30, 2009, respectively, and $2,323 and $4,656 for the fiscal quarter and six months ended June 27, 2008, respectively, and were recorded in operating revenues on our consolidated statement of operations. We had a receivable from our partially-owned affiliate in Chile of $2,790 and $12,615 recorded in trade accounts and notes receivable on our consolidated balance sheet as of June 30, 2009 and December 26, 2008, respectively.

4. Long-term Debt
          The following table shows the components of our long-term debt:

	June 30, 2009			December 26, 2008
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$1,189	$64,585	$65,774	$1,147	$64,641	$65,788
Special-Purpose Limited Recourse Project Debt:
Camden County Energy Recovery Associates	9,914	21,865	31,779	9,914	21,865	31,779
FW Power S.r.l.	5,382	90,556	95,938	4,562	88,750	93,312
Energia Holdings, LLC	3,187	13,239	16,426	4,675	16,426	21,101
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	19	—	19	19	—	19
1999C Bonds at 7.25% interest, due October 15, 2024	—	1,283	1,283	—	1,283	1,283
1999D Accretion Bonds at 7% interest, due October 15, 2009	318	—	318	307	—	307
Term Loan in China at 4.86% interest, due July 6, 2009	2,928	—	2,928	—	—	—
Term Loan in China at 6.57% interest, due December 29, 2008	—	—	—	3,654	—	3,654
Other	83	—	83	97	24	121

Total	$23,020	$191,528	$214,548	$24,375	$192,989	$217,364

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
          We had approximately $290,800 and $273,500 of letters of credit outstanding under this agreement as of June 30, 2009 and December 26, 2008, respectively. The letter of credit fees ranged from 1.50% to 1.60% of the outstanding amount, excluding a fronting fee of 0.125% per annum. There were no funded borrowings under this agreement as of June 30, 2009 or December 26, 2008.
          During the fiscal six months ended June 30, 2009, one of our subsidiaries based in China, which is 52% owned by us and which we consolidate into our financial statements, repaid its outstanding term loan at the scheduled maturity date. Also during the fiscal six months ended June 30, 2009, the same China based subsidiary entered into a new term loan for 20 million CNY (approximately $2,930 at the exchange rate in effect at the inception of the term loan) with an interest rate of 4.86% and which matures on July 6, 2009. Subsequent to the fiscal six months ended June 30, 2009, the term loan was repaid at the scheduled maturity date. Also subsequent to the fiscal six months ended June 30, 2009, our China based subsidiary entered into a new term loan for 20 million CNY (approximately $2,926 at the exchange rate in effect at the inception of the term loan) with an interest rate of 4.374% and which matures on January 8, 2010.
          During the second fiscal quarter of 2009 we adopted FASB Staff Position No. FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. Additionally, FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.

          The estimated fair values of our long-term debt were $217,913 and $227,866 as of June 30, 2009 and December 26, 2008, respectively. We estimate the fair value of our long-term debt (including current installments) based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.
5. Pensions and Other Postretirement Benefits
          We have defined benefit pension plans in the United States, the United Kingdom, France, Canada and Finland, and we have other postretirement benefit plans for health care and life insurance benefits in the United States and Canada.
          Defined Benefit Pension Plans — Our defined benefit pension plans cover certain full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation. The components of benefit cost/(income) for our pension plans were as follows:

	Fiscal Quarter Ended June 30, 2009				Fiscal Quarter Ended June 27, 2008
	United	United			United	United
	States	Kingdom	Other	Total	States	Kingdom	Other	Total
Net periodic benefit cost/(income):
Service cost	$—	$1,350	$158	$1,508	$—	$2,702	$183	$2,885
Interest cost	4,972	10,199	445	15,616	5,009	12,634	499	18,142
Expected return on plan assets	(4,291)	(8,299)	(291)	(12,881)	(5,926)	(12,395)	(431)	(18,752)
Amortization of transition (asset)/obligation	—	(12)	21	9	—	(14)	24	10
Amortization of prior service cost	—	1,924	4	1,928	—	1,278	5	1,283
Amortization of net actuarial loss	2,041	3,346	124	5,511	716	4,252	114	5,082

SFAS No. 87 net periodic benefit cost/(income)	2,722	8,508	461	11,691	(201)	8,457	394	8,650
SFAS No. 88 cost*	—	—	191	191	—	—	644	644

Total net periodic benefit cost/(income)	$2,722	$8,508	$652	$11,882	$(201)	$8,457	$1,038	$9,294

Changes recognized in other comprehensive income:
Amortization of transition asset/(obligation)	$—	$12	$(21)	$(9)	$—	$14	$(24)	$(10)
Amortization of prior service cost	—	(1,924)	(4)	(1,928)	—	(1,278)	(5)	(1,283)
Amortization of net actuarial loss	(2,041)	(3,346)	(124)	(5,511)	(716)	(4,252)	(114)	(5,082)

Total loss recognized in other comprehensive income	$(2,041)	$(5,258)	$(149)	$(7,448)	$(716)	$(5,516)	$(143)	$(6,375)

	Fiscal Six Months Ended June 30, 2009				Fiscal Six Months Ended June 27, 2008
	United	United			United	United
	States	Kingdom	Other	Total	States	Kingdom	Other	Total
Net periodic benefit cost/(income):
Service cost	$—	$2,608	$310	$2,918	$—	$5,417	$359	$5,776
Interest cost	9,898	19,740	869	30,507	9,980	25,303	993	36,276
Expected return on plan assets	(8,559)	(16,059)	(566)	(25,184)	(12,071)	(24,839)	(864)	(37,774)
Amortization of transition (asset)/obligation	—	(23)	41	18	—	(29)	49	20
Amortization of prior service cost	—	3,726	8	3,734	—	2,559	10	2,569
Amortization of net actuarial loss	3,918	6,403	239	10,560	1,394	8,518	229	10,141

SFAS No. 87 net periodic benefit cost/(income)	5,257	16,395	901	22,553	(697)	16,929	776	17,008
SFAS No. 88 cost*	—	—	191	191	—	—	644	644

Total net periodic benefit cost/(income)	$5,257	$16,395	$1,092	$22,744	$(697)	$16,929	$1,420	$17,652

Changes recognized in other comprehensive income:
Amortization of transition asset/(obligation)	$—	$23	$(41)	$(18)	$—	$29	$(49)	$(20)
Amortization of prior service cost	—	(3,726)	(8)	(3,734)	—	(2,559)	(10)	(2,569)
Amortization of net actuarial loss	(3,918)	(6,403)	(239)	(10,560)	(1,394)	(8,518)	(229)	(10,141)

Total loss recognized in other comprehensive income	$(3,918)	$(10,106)	$(288)	$(14,312)	$(1,394)	$(11,048)	$(288)	$(12,730)

*	Charges were recorded in accordance with the provisions of SFAS No. 88, “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, related to the settlement of obligations to former employees in Canada of $191 in the fiscal quarter and six months ended June 30, 2009 and $644 in the fiscal quarter and six months ended June 27, 2008.
          The U.S. pension plans, which are frozen to new entrants and additional benefit accruals, and the Canadian, Finnish and French plans are non-contributory. The U.K. plan, which is closed to new entrants, is contributory.
          Based on the minimum statutory funding requirements for fiscal year 2009, we are not required to make mandatory contributions to our U.S. pension plans. We made mandatory contributions of approximately $12,700 to our non-U.S. pension plans during the fiscal six months ended June 30, 2009. Based on the minimum statutory funding requirements for fiscal year 2009, we expect to make total mandatory contributions of approximately $25,100 to our non-U.S. pension plans in fiscal year 2009.
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
          The components of benefit cost for our other postretirement plans, including the SIP, were as follows:

	Fiscal Quarters Ended		Fiscal Six Months Ended
	June 30,	June 27,	June 30,	June 27,
	2009	2008	2009	2008
Net periodic postretirement benefit cost:
Service cost	$32	$38	$67	$71
Interest cost	1,283	1,125	2,437	2,314
Amortization of prior service credit	(1,156)	(1,141)	(2,313)	(2,331)
Amortization of net actuarial loss	178	35	423	233

Net periodic postretirement benefit cost	$337	$57	$614	$287

Changes recognized in other comprehensive income:
Amortization of prior service credit	$1,156	$1,141	$2,313	$2,331
Amortization of net actuarial loss	(178)	(35)	(423)	(233)

Total loss recognized in other comprehensive income	$978	$1,106	$1,890	$2,098

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

	Maximum	Carrying Amount of Liability
	Potential	June 30,	December 26,
	Payment	2009	2008
Environmental indemnifications	No limit	$9,100	$8,900
Tax indemnifications	No limit	$—	$—

          We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Fiscal Six Months Ended
	June 30,	June 27,
Warranty Liability:	2009	2008
Balance at beginning of year	$99,400	$87,800
Accruals	14,900	22,400
Settlements	(1,300)	(3,000)
Adjustments to provisions	(5,100)	(5,700)

Balance at end of period	$107,900	$101,500

          We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $939,900 and $914,500 as of June 30, 2009 and December 26, 2008, respectively, primarily for performance guarantees. These balances include the standby letters of credit issued under the domestic senior credit agreement discussed in Note 4 and from other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.
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

	Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Location within			Location within
	Consolidated	June 30,	December 26,	Consolidated	June 30,	December 26,
	Balance Sheet	2009	2008	Balance Sheet	2009	2008
Derivatives designated as hedging instruments under SFAS No. 133

Interest rate swap contracts	Other assets	—	—	Other long-term liabilities	6,369	5,658

Derivatives not designated as hedging instruments under SFAS No. 133

Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	3,777	3,883	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	11,994	21,711

Total derivatives		$3,777	$3,883		$18,363	$27,369

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
          We seek to further mitigate any remaining foreign currency transaction exposures—such as anticipated purchases or revenues—through the use of foreign currency forward exchange contracts. We utilize foreign currency forward exchange contracts solely to hedge specific foreign currency exposures, whether or not those contracts qualify for hedge accounting under SFAS No. 133. Nearly all of our foreign currency forward contracts are used to hedge foreign currency exposures on our contracts on which we recognize revenues, costs and profits on the percentage-of-completion method. None of the foreign currency forward contracts met the requirements for hedge accounting under SFAS No. 133 during the first fiscal six months of 2009 and 2008.

          As of June 30, 2009, our primary foreign currency forward exchange contracts were as follows:

	Currency	Hedged Foreign	Notional Amount of	Notional Amount of
	Hedged	Currency Exposure	Forward Buy Contracts	Forward Sell Contracts
Functional	(bought or sold	(in equivalent	(in equivalent	(in equivalent
Currency	forward)	U.S. dollars)	U.S. dollars)	U.S. dollars)
British pound	Euro	$2,887	$1,510	$1,377
	Australian dollar	7,295	—	7,295
	South African rand	4,015	—	4,015
	Thai baht	1,126	1,126	—
	U.S. dollar	56,725	—	56,725

Australian dollar	British pound	1,038	—	1,038

Canadian dollar	Euro	618	618	—

Chinese renminbi	Euro	5,375	—	5,375
	U.S. dollar	37,734	—	37,734

Euro	Canadian dollar	2,265	2,265	—
	Polish zloty	4,556	4,556	—
	U.S. dollar	24,124	7,782	16,342

Polish zloty	Euro	60,200	11,735	48,465

Singapore dollar	British pound	2,454	—	2,454

U.S. dollar	Chinese renminbi	61,446	61,446	—
	Euro	588	588	—
	British pound	444	444	—
	Singapore dollar	53	53	—
	Thai baht	434	434	—

	Total	$273,377	$92,557	$180,820

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

		Amount of Gain/(Loss) Recognized in Income on Derivative
	Location of Gain/(Loss)	Fiscal Quarters Ended		Fiscal Six Months Ended
Derivatives Not Designated as Hedging	Recognized in Income on	June 30,	June 27,	June 30,	June 27,
Instruments under SFAS No. 133	Derivative	2009	2008	2009	2008
Foreign currency forward contracts	Cost of operating revenues	$3,119	$2,083	$5,338	$1,311
Foreign currency forward contracts	Other deductions, net	(95)	(460)	277	(324)

Total		$3,024	$1,623	$5,615	$987

          The mark-to-market adjustments on foreign currency forward exchange contracts for these unrealized gains or losses are recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.
          During the fiscal six months ended June 30, 2009 and June 27, 2008, we included net cash (outflows)/inflows on the settlement of derivatives of $(7,690) and $5,194, respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities in the consolidated statement of cash flows.
          Interest Rate Risk
          We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps was $55,263 as of June 30, 2009.
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

				Amount of Gain/(Loss)
				Reclassified from
	Amount of Gain/(Loss)			Accumulated Other
	Recognized in Other		Location of Gain/(Loss)	Comprehensive Loss
	Comprehensive Income		Reclassified from	into Income
Derivatives in SFAS No. 133	Fiscal Quarters Ended		Accumulated Other	Fiscal Quarters Ended
Cash Flow Hedging	June 30,	June 27,	Comprehensive Loss into	June 30,	June 27,
Relationships	2009	2008	Income	2009	2008
Interest rate swap contracts	$1,122	$3,749	Interest expense	$—	$—

Total	$1,122	$3,749		$—	$—

	Fiscal Six Months Ended			Fiscal Six Months Ended
	June 30,	June 27,		June 30,	June 27,
	2009	2008		2009	2008
Interest rate swap contracts	$(711)	$2,293	Interest expense	$—	$—

Total	$(711)	$2,293		$—	$—

          The unrealized gain/(loss) recognized in other comprehensive loss on interest rate swap contracts of $1,122 and $(711) do not include the related tax (provision)/benefit of $(309) and $195 for the fiscal quarter and six months ended June 30, 2009, respectively. The unrealized gains recognized in other comprehensive income on interest rate swap contracts of $3,749 and $2,293 do not include the related tax provisions of $1,031 and $631 for the fiscal quarter and six months ended June 27, 2008, respectively.

8. Share-Based Compensation Plans
          Our share-based compensation plans include both restricted awards and stock option awards. Compensation cost for our share-based plans of $5,501 and $10,855 was charged against income for the fiscal quarter and six months ended June 30, 2009, respectively. The related income tax benefit recognized in the consolidated statement of operations was $110 and $220 for the fiscal quarter and six months ended June 30, 2009, respectively. Compensation cost for our share-based plans of $4,150 and $6,642 was charged against income for the fiscal quarter and six months ended June 27, 2008, respectively. The related income tax benefit recognized in the consolidated statement of operations was $83 and $158 for the fiscal quarter and six months ended June 27, 2008, respectively. There were no option exercises under our share-based compensation plans in the fiscal six months ended June 30, 2009 and we received $2,435 in cash from option exercises for the fiscal six months ended June 27, 2008.
          As of June 30, 2009, we had $16,132 and $16,745 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those costs are expected to be recognized as expense over a weighted-average period of approximately 25 months.
          Our share-based compensation plans include a “change in control” provision, which provides for cash redemption of equity awards issued thereunder in certain limited circumstances. In accordance with Securities and Exchange Commission Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” we present the redemption amount of these equity awards as temporary equity on the consolidated balance sheet as the equity award is amortized during the vesting period. The redemption amount represents the intrinsic value, if any, of the equity award on the grant date. In accordance with FASB Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities,” we do not adjust the redemption amount each reporting period unless and until it becomes probable that the equity awards will become redeemable (upon a change in control event). Upon vesting of the equity awards, we reclassify the intrinsic value of the equity awards, as determined on the grant date, to permanent equity. A reconciliation of temporary equity for the six months ended June 30, 2009 is as follows:

Temporary equity as of December 26, 2008	$7,586

Compensation cost during the period for those equity awards with intrinsic value on the grant date	5,576
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(4,572)

Temporary equity as of June 30, 2009	$8,590

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

          Cumulatively through June 30, 2009, 3,978,821 Class A warrants and 38,730,407 Class B warrants have been exercised for a combined total of 19,751,467 common and registered shares. The number of registered shares issuable upon the exercise of the remaining outstanding Class A warrants is approximately 586,380 as of June 30, 2009.
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
          Also in connection with the equity-for-debt exchange consummated in 2004, we entered into a registration rights agreement with certain selling security holders in which we agreed to file a registration statement to cover resales of our securities held by them immediately following the exchange offer. We filed a registration statement in accordance with this agreement on October 29, 2004. This registration statement initially became effective on December 23, 2004. Subject to the selling security holders providing us with necessary information in accordance with the registration rights agreement, we are required to keep effective a registration statement covering resales by such security holders until December 23, 2009 unless certain events occur to terminate our obligations under the registration rights agreement prior to that date. If we fail to maintain the registration statement as required or it becomes unavailable for more than two 45-day periods in any consecutive 12-month period, we are required to pay damages at a rate of $13.7 per day for each day that the registration statement is not effective. As of June 30, 2009, the maximum exposure under this provision was approximately $1,200. We have not incurred, and do not expect to incur, any damages under the registration rights agreement.
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

          First Fiscal Six Months of 2009
          Our effective tax rate for the first fiscal six months of 2009 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which is expected to contribute to an approximate 18-percentage point reduction in the effective tax rate for the full year 2009; and
•	A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily the United States), which is expected to contribute to an approximate three-percentage point increase in the effective tax rate for the full year 2009, and other permanent differences.
          First Fiscal Six Months of 2008
          Our effective tax rate for the first fiscal six months of 2008 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate ten-percentage point reduction in the effective tax rate; and
•	A valuation allowance decrease because we recognized earnings in jurisdictions where we had a full valuation allowance, which contributed to an approximate five-percentage point reduction in the effective tax rate.
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
          We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations. During the fiscal quarter and six months ended June 30, 2009, we recorded a net reduction in interest expense on unrecognized tax benefits of $2,176 and $2,238, respectively, which were net of previously accrued interest expense that were ultimately not assessed of $2,670 and $3,169, respectively, and net penalties on unrecognized tax benefits of $526 and $424, respectively, which were net of previously accrued tax penalties that were ultimately not assessed of $214 and $791, respectively. During the fiscal quarter and six months ended June 27, 2008, we recorded interest expense on unrecognized tax benefits of $931 and $2,163, respectively, and a reduction in net penalties on unrecognized tax benefits of $2,413 and $1,640, respectively, of which the amounts in both periods were net of previously accrued tax penalties that were ultimately not assessed of $3,000.

11. Business Segments
          We operate through two business groups: our Global E&C Group and our Global Power Group.
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
          Our Global Power Group’s steam generating equipment includes a full range of technologies, offering independent power producers, utilities and industrial clients high-value technology solutions for converting a wide range of fuels, such as coal, lignite, petroleum coke, oil, gas, solar, biomass and municipal solid waste, into steam, which can be used for power generation, district heating or for industrial processes.
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
          A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group (1)
Fiscal Quarter Ended June 30, 2009:
Operating revenues (third-party)	$1,308,801	$1,030,471	$278,330	$—

EBITDA (2)	$161,962	$130,628	$53,780	$(22,446)

Add: Net income attributable to noncontrolling interests	5,130
Less: Interest expense	1,302
Less: Depreciation and amortization	10,895

Income before income taxes	154,895
Less: Provision for income taxes	27,561

Net income	127,334
Less: Net income attributable to noncontrolling interests	5,130

Net income attributable to Foster Wheeler AG	$122,204

Fiscal Quarter Ended June 27, 2008:
Operating revenues (third-party)	$1,701,022	$1,249,730	$451,292	$—

EBITDA (3)	$220,428	$155,688	$68,378	$(3,638)

Add: Net income attributable to noncontrolling interests	552
Less: Interest expense	4,860
Less: Depreciation and amortization	10,930

Income before income taxes	205,190
Less: Provision for income taxes	43,883

Net income	161,307
Less: Net income attributable to noncontrolling interests	552

Net income attributable to Foster Wheeler AG	$160,755

Fiscal Six Months Ended June 30, 2009:
Operating revenues (third-party)	$2,573,324	$1,982,883	$590,441	$—

EBITDA (4)	$267,546	$211,910	$102,563	$(46,927)

Add: Net income attributable to noncontrolling interests	6,639
Less: Interest expense	5,469
Less: Depreciation and amortization	21,446

Income before income taxes	247,270
Less: Provision for income taxes	45,564

Net income	201,706
Less: Net income attributable to noncontrolling interests	6,639

Net income attributable to Foster Wheeler AG	$195,067

Fiscal Six Months Ended June 27, 2008:
Operating revenues (third-party)	$3,496,746	$2,640,731	$856,015	$—

EBITDA (5)	$415,748	$290,148	$132,794	$(7,194)

Add: Net income attributable to noncontrolling interests	1,025
Less: Interest expense	11,011
Less: Depreciation and amortization	22,286

Income before income taxes	383,476
Less: Provision for income taxes	83,633

Net income	299,843
Less: Net income attributable to noncontrolling interests	1,025

Net income attributable to Foster Wheeler AG	$298,818

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	Includes in the fiscal quarter ended June 30, 2009: increased contract profit of $20,230 from the regular revaluation of final estimated contract profit*: $18,000 in our Global E&C Group and $2,230 in our Global Power Group; and a provision of $1,756 in our C&F Group on the revaluation of our asbestos liability and related asset.

(3)	Includes in the fiscal quarter ended June 27, 2008: increased/(decreased) contract profit of $13,560 from the regular revaluation of final estimated contract profit*: $16,120 in our Global E&C Group and $(2,560) in our Global Power Group; a gain of $20,000 in our C&F Group on the settlement of coverage litigation with an asbestos insurance carrier; and a charge of $1,725 in our C&F Group on the revaluation of our asbestos liability and related asset.

(4)	Includes in the fiscal six months ended June 30, 2009: increased contract profit of $26,180 from the regular revaluation of final estimated contract profit*: $24,510 in our Global E&C Group and $1,670 in our Global Power Group; and a provision of $3,506 in our C&F Group on the revaluation of our asbestos liability and related asset.

(5)	Includes in the fiscal six months ended June 27, 2008: increased/(decreased) contract profit of $13,020 from the regular revaluation of final estimated contract profit*: $18,300 in our Global E&C Group and $(5,280) in our Global Power Group; gains of $35,913 in our C&F Group on the settlement of coverage litigation with two asbestos insurance carriers; and a charge of $3,450 in our C&F Group on the revaluation of our asbestos liability and related asset.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.
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
          Operating revenues by industry were as follows:

	Fiscal Quarters Ended		Fiscal Six Months Ended
	June 30, 2009	June 27, 2008	June 30, 2009	June 27, 2008
Power generation	$261,859	$429,118	$561,156	$816,853
Oil refining	366,879	352,686	666,994	759,656
Pharmaceutical	19,234	15,674	34,604	34,109
Oil and gas	304,541	387,072	594,407	961,845
Chemical/petrochemical	320,642	465,630	653,682	830,945
Power plant operation and maintenance	27,816	36,690	51,909	65,906
Environmental	2,886	5,127	6,682	15,664
Other, net of eliminations	4,944	9,025	3,890	11,768

Total third-party revenues	$1,308,801	$1,701,022	$2,573,324	$3,496,746

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

          United States
          A summary of our U.S. claim activity is as follows:

	Number of Claims
	Fiscal Quarters Ended		Fiscal Six Months Ended
	June 30,	June 27,	June 30,	June 27,
	2009	2008	2009	2008
Open claims at beginning of period	131,010	130,810	130,760	131,340
New claims	1,040	1,800	2,340	2,820
Claims resolved	(1,550)	(1,870)	(2,600)	(3,420)

Open claims at end of period	130,500	130,740	130,500	130,740

          We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through the fiscal second quarter of 2024. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

	June 30,	December 26,
	2009	2008
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$33,900	$38,200
Asbestos-related insurance recovery receivable	235,300	246,600

Total asbestos-related assets	$269,200	$284,800

Asbestos-related liabilities recorded within:
Accrued expenses	$60,300	$64,500
Asbestos-related liability	295,800	320,800

Total asbestos-related liabilities	$356,100	$385,300

          Since fiscal year-end 2004, we have worked with Analysis, Research & Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at year-end for the next 15 years. Based on its review of fiscal year 2008 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability be updated as of fiscal year-end 2008. Accordingly, we developed a revised estimate of our aggregate indemnity and defense costs through fiscal year-end 2023 considering the advice of ARPC. In the fiscal fourth quarter of 2008, we increased our liability for asbestos indemnity and defense costs through fiscal year-end 2023 to $385,300, which brought our liability to a level consistent with ARPC’s reasonable best estimate. Our estimated asbestos liability decreased during the fiscal six months ended June 30, 2009 as a result of payments amounting to approximately $34,000, partially offset by an increase of $4,800 related to the rolling 15-year asbestos-related liability estimate.
          The amount paid for asbestos litigation, defense and case resolution was $13,400 and $34,000 for the fiscal quarter and six months ended June 30, 2009, respectively, and $17,200 and $37,200 for the fiscal quarter and six months ended June 27, 2008, respectively. During the fiscal quarter and six months ended June 30, 2009, we funded $10,800 and $17,200, respectively, of the payments, while all remaining amounts were paid from insurance proceeds. In fiscal year 2008, proceeds from settlements with our insurers exceeded payments made by $16,100 and $11,200 in the fiscal quarter and six months ended June 27, 2008, respectively. Through June 30, 2009, total cumulative indemnity costs paid were approximately $677,100 and total cumulative defense costs paid were approximately $301,300.
          As of June 30, 2009, total asbestos-related liabilities were comprised of an estimated liability of $139,900 relating to open (outstanding) claims being valued and an estimated liability of $216,200 relating to future unasserted claims through the fiscal second quarter of 2024.

          Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type — mesothelioma, lung cancer and non-malignancies — and the breakdown of known and future claims into disease type — mesothelioma, lung cancer or non-malignancies. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through the fiscal second quarter of 2024, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after the fiscal second quarter of 2024, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after the fiscal second quarter of 2024. Historically, defense costs have represented approximately 30.8% of total defense and indemnity costs.
          The overall historic average combined indemnity and defense cost per resolved claim through June 30, 2009 has been approximately $2.8. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.
          The asbestos-related asset recorded within accounts and notes receivable-other as of June 30, 2009 reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The recorded asbestos-related insurance recovery receivable includes an estimate of recoveries from insurers in the unsettled insurance coverage litigation (referred to below) based upon the application of New Jersey law to certain insurance coverage issues and assumptions relating to cost allocation and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers. Such amounts have not been discounted for the time value of money.
          Since fiscal year-end 2005, we have worked with Peterson Risk Consulting LLC, nationally recognized experts in the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimates including the expected timing of payments and allocation methodology assumptions we provided them, Peterson Risk Consulting LLC provided an analysis of the unsettled insurance asset as of June 30, 2009. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset as of June 30, 2009.
          As of June 30, 2009, we estimated the value of our unsettled asbestos insurance asset related to ongoing litigation in New York state court with our subsidiaries’ insurers at $25,900. The litigation relates to the amounts of insurance coverage available for asbestos-related claims and the proper allocation of the coverage among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.
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
          In the fiscal six months ended June 27, 2008, our subsidiaries reached agreements to settle their disputed asbestos-related insurance coverage with two additional insurers. As a result of these settlements, we increased our asbestos-related insurance asset and recorded gains of $20,000 and $35,900 in the fiscal second quarter and six months ended June 27, 2008, respectively. There were no settlements during the fiscal six months ended June 30, 2009.

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
          We had net cash outflows of $17,200 as a result of asbestos liability indemnity payments and defense costs in excess of insurance settlement proceeds during the fiscal six months ended June 30, 2009. We expect to fund a total of $26,500 of the asbestos liability indemnity and defense costs from our cash flows in fiscal year 2009, net of the cash expected to be received from existing insurance settlements. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.
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

          United Kingdom
          Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 916 claims have been brought against our U.K. subsidiaries of which 363 remained open as of June 30, 2009. None of the settled claims has resulted in material costs to us.
          As of June 30, 2009, we had recorded total liabilities of $43,900 comprised of an estimated liability relating to open (outstanding) claims of $9,100 and an estimated liability relating to future unasserted claims through the fiscal second quarter of 2024 of $34,800. Of the total, $3,200 was recorded in accrued expenses and $40,700 was recorded in asbestos-related liability on the consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $3,200 was recorded in accounts and notes receivable-other and $40,700 was recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability and related asset recorded in the U.K. would be approximately $59,600.
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

          Power Plant Arbitration — Eastern Europe
          In June 2006, we commenced arbitration against a client seeking final payment for our services in connection with two power plants that we designed and built in Eastern Europe. The dispute primarily concerns whether we are liable to the client for liquidated damages (“LDs”) under the contract for delayed completion of the projects. The client contends that it is owed LDs, limited under the contract at approximately €37,600 (approximately $53,200 at the exchange rate in effect as of June 30, 2009), and is retaining as security for these LDs approximately €22,000 (approximately $31,100 at the exchange rate in effect as of June 30, 2009) in contract payments otherwise due to us for work performed. The client contends that it is owed an additional €6,900 (approximately $9,800 at the exchange rate in effect as of June 30, 2009) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects, the cost to relocate a piece of equipment on one of the projects and the cost of various warranty repairs and punch list work. We are seeking payment of the €22,000 (approximately $31,100 at the exchange rate in effect as of June 30, 2009 and which is recorded within contracts in process on the consolidated balance sheet) in retention that is being held by the client for LDs, plus approximately €4,900 (approximately $6,900 at the exchange rate in effect as of June 30, 2009) in interest on the retained funds, as well as approximately €9,100 (approximately $12,900 at the exchange rate in effect as of June 30, 2009) in additional compensation for extra work performed beyond the original scope of the contracts and the client’s failure to procure the required property insurance for the project, which should have provided coverage for some of the damages we incurred on the project related to turbine repairs. In October 2008, a liability award by the arbitration panel in our favor was received. The award includes amounts that are “fixed” and amounts that require substantiation at a hearing on damages, which is scheduled to begin in September 2009. With estimated interest to be awarded at the damages hearing, we believe the fixed amount awarded will be in line with our previously estimated recovery.
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
          We are currently engaged in the investigation and/or remediation under the supervision of the applicable regulatory authorities at two of our or our subsidiaries’ former facilities (including Mountain Top, which is described below). In addition, we sometimes engage in investigation and/or remediation without the supervision of a regulatory authority. Although we do not expect the environmental conditions at our present or former facilities to cause us to incur material costs in excess of those for which reserves have been established, it is possible that various events could cause us to incur costs materially in excess of our present reserves in order to fully resolve any issues surrounding those conditions. Further, no assurance can be provided that we will not discover additional environmental conditions at our currently or formerly owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, requiring us to incur material expenditures to investigate and/or remediate such conditions.

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
          Since that time, FWEC, USEPA, and PADEP have cooperated in an investigation to, among other things, attempt to identify the source(s) of the TCE in the residential wells. Although FWEC believed the evidence available was not sufficient to support a determination that FWEC was responsible for the TCE in the residential wells, FWEC in October 2004 began providing the potentially affected residences with bottled water. It thereafter arranged for the installation, maintenance, and testing of filters to remove the TCE from the water being drawn from the wells. In August 2005, FWEC entered into a settlement agreement with USEPA whereby FWEC agreed to arrange and pay for the hookup of public water to the affected residences, which involved the extension of a water main and the installation of laterals from the main to the affected residences. The foregoing hookups have been completed. As residences were hooked up, FWEC ceased providing bottled water and filters to them. In March 2009, FWEC agreed with USEPA to arrange and pay for the hookup of approximately five additional residences, even though TCE has not been detected in the wells at those residences, and it also agreed to remediate a “seep” in the affected area. FWEC is incurring costs related to public outreach and communications in the affected area. FWEC may be required to pay the agencies’ costs in overseeing and responding to the situation. FWEC will incur further costs in connection with a Remedial Investigation / Feasibility Study (“RI/FS”) that in March 2009 it agreed to conduct, which RI/FS is likely to include, among other things, continuing to monitor the groundwater in the area of the affected residences. In April 2009, USEPA proposed for listing on the National Priorities List (“NPL”) an area consisting of FWEC’s former manufacturing facility, the affected residences, and any areas to which hazardous substances from the former facility may have come to be located, but USEPA also stated that the proposed listing may not be finalized if FWEC complies with its agreement to conduct the RI/FS. In June 2009, FWEC submitted comments opposing the proposed listing. FWEC has accrued its best estimate of the cost of the foregoing and it reviews this estimate on a quarterly basis.
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
          With regard to the foregoing, the waste-to-energy facility operated by our CCERA project subsidiary is subject to certain revisions to New Jersey’s mercury air emission regulations. The revisions make CCERA’s mercury control requirements more stringent, especially when the last phase of the revisions becomes effective in 2012. CCERA’s management believes that the data generated during recent stack testing tends to indicate that the facility will be able to comply with even the most stringent of the regulatory revisions without installing additional control equipment. Even if the equipment had to be installed, CCERA could assert that the project’s sponsor would be responsible to pay for the equipment. However, the sponsor may not have sufficient funds to do so or may assert that it is not so responsible. Estimates of the cost of installing the additional control equipment are approximately $30,000 based on our last assessment.
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
Safe Harbor Statement
          This management’s discussion and analysis of financial condition and results of operations, other sections of this quarterly report on Form 10-Q and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler AG and the various industries within which we operate. These include statements regarding our expectations about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described in Part I, Item 1A, “Risk Factors,” in our 2008 Form 10-K, which we filed with the Securities and Exchange Commission, or SEC, on February 24, 2009, and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:
•	benefits, effects or results of our redomestication;

•	further deterioration in the economic conditions in the United States and other major international economies;

•	changes in investment by the oil and gas, oil refining, chemical/petrochemical and power industries;

•	changes in the financial condition of our customers;

•	changes in regulatory environments;

•	changes in project design or schedules;

•	contract cancellations;

•	changes in our estimates of costs to complete projects;

•	changes in trade, monetary and fiscal policies worldwide;

•	compliance with laws and regulations relating to our global operations;

•	currency fluctuations;

•	war and/or terrorist attacks on facilities either owned by us or where equipment or services are or may be provided by us;

•	interruptions to shipping lanes or other methods of transit;

•	outcomes of pending and future litigation, including litigation regarding our liability for damages and insurance coverage for asbestos exposure;

•	protection and validity of our patents and other intellectual property rights;

•	increasing competition by non-U.S. and U.S. companies;

•	compliance with our debt covenants;

•	recoverability of claims against our customers and others by us and claims by third parties against us; and

•	changes in estimates used in our critical accounting policies.
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
          In addition, this management’s discussion and analysis of financial condition and results of operations contains several statements regarding current and future general global economic conditions. These statements are based on our compilation of economic data and analyses from a variety of external sources. While we believe these statements to be reasonably accurate, global economic conditions are difficult to analyze and predict and are subject to significant uncertainty and as a result, these statements may prove to be wrong. The challenges and drivers for each of our business segments are discussed in more detail in the section entitled “—Results of Operations-Business Segments,” within this Item 2.
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
     Results for the Fiscal Second Quarter and Six Months ended June 30, 2009
          Our consolidated operating revenues decreased 23% to $1,308,800 in the second fiscal quarter of 2009, as compared to $1,701,100 in the corresponding period in fiscal year 2008. The decrease in operating revenues in the second fiscal quarter of 2009 reflects decreased flow-through revenues (described below) of $185,800 (representing 47% of the decrease in consolidated operating revenues), the foreign currency translation impact of the decline in the value of the British pound and Euro relative to the U.S. dollar and a decrease in the volume of business. Our consolidated operating revenues decreased approximately 10% excluding the impact of the change in flow-through revenues and foreign currency translation rates when comparing the second fiscal quarter of 2009 to the corresponding period of fiscal year 2008.

          Our consolidated operating revenues decreased 26% to $2,573,300 in the first fiscal six months of 2009, as compared to $3,496,700 in the first fiscal six months of 2008. The decrease in operating revenues in the first fiscal six months of 2009 reflects decreased flow-through revenues (described below) of $518,400 (representing 56% of the decrease in consolidated operating revenues), the foreign currency translation impact of the decline in the value of the British pound and Euro relative to the U.S. dollar and a decrease in the volume of business. Our consolidated operating revenues decreased approximately 9% excluding the impact of the change in flow-through revenues and foreign currency translation rates when comparing the first fiscal six months of 2009 to the corresponding period of fiscal year 2008.
          Net income attributable to Foster Wheeler AG was $122,200 in the fiscal second quarter of 2009, compared to $160,800 in the corresponding period in fiscal year 2008. Net income attributable to Foster Wheeler AG for the fiscal second quarter of 2009, compared to the corresponding period of 2008, was unfavorably impacted by the following:
•	Decreased contract profit of $26,300 in the fiscal second quarter of 2009, compared to the corresponding period of fiscal year 2008. Please refer to the section entitled “—Results of Operations-Contract Profit” below for further discussion.
•	A decrease in equity earnings in certain of our equity interest projects in Italy and Chile of $2,700 for the fiscal second quarter of 2009, compared to the corresponding period of fiscal year 2008. Please refer to the section entitled “—Results of Operations-Other Income, net” below for further discussion.
•	A decrease in interest income of $9,700 for the fiscal second quarter of 2009, compared to the corresponding period of fiscal year 2008. Please refer to the section entitled “—Results of Operations-Interest Income” below for further discussion.
•	A decrease in income during the fiscal second quarter of 2009 as a result of a net change of $20,000 in asbestos-related provision/(gain), compared to the corresponding period of fiscal year 2008. Please refer to the section entitled “—Results of Operations-Net Asbestos-Related Provision/(Gain)” below for further discussion.
The impact of the above items was partially offset by the following:
•	A decrease in selling, general and administrative expenses of $10,000, which is net of increased pension costs of $2,900 related to our U.S. pension plans, during the fiscal second quarter of 2009, compared to the corresponding period in fiscal year 2008. Please refer to the section entitled “—Results of Operations-Selling, General and Administrative (SG&A) Expenses” below for further discussion.
•	A decrease in our effective tax rate of 3.6% during the fiscal second quarter of 2009 when compared to the corresponding period in fiscal year 2008, primarily driven by income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate and other permanent differences, partially offset by an increase in our valuation allowance. Please refer to the section entitled “—Results of Operations-Provision for Income Taxes” below for further discussion.
          Net income attributable to Foster Wheeler AG was $195,100 in the first fiscal six months of 2009, compared to $298,800 in the corresponding period in fiscal year 2008. Net income attributable to Foster Wheeler AG for the first fiscal six months of 2009, compared to the corresponding period of 2008, was unfavorably impacted by the following:
•	Decreased contract profit of $80,500 in the first fiscal six months of 2009, compared to the corresponding period of fiscal year 2008. Please refer to the section entitled “—Results of Operations-Contract Profit” below for further discussion.

•	A decrease in equity earnings in certain of our equity interest projects in Italy and Chile of $8,000 for the first fiscal six months of 2009, compared to the corresponding period of fiscal year 2008. Please refer to the section entitled “—Results of Operations-Other Income, net” below for further discussion.
•	A decrease in interest income of $17,600 for the first fiscal six months of 2009, compared to the corresponding period of fiscal year 2008. Please refer to the section entitled “—Results of Operations-Interest Income” below for further discussion.
•	A decrease in income as a result of a net change of $36,000 in asbestos-related provision/(gain) during the first fiscal six months of 2009, compared to the corresponding period of fiscal year 2008. Please refer to the section entitled “—Results of Operations-Net Asbestos-Related Provision/(Gain)” below for further discussion.
The impact of the above items was partially offset by the following:
•	A decrease in selling, general and administrative expenses of $5,700, which is net of increased pension costs of $5,900 related to our U.S. pension plans, during the first fiscal six months of 2009, compared to the corresponding period in fiscal year 2008. Please refer to the section entitled “—Results of Operations-Selling, General and Administrative (SG&A) Expenses” below for further discussion.
•	A decrease in our effective tax rate of 3.4% during the first fiscal six months of 2009 when compared to the corresponding period in fiscal year 2008, primarily driven by income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate and other permanent differences, partially offset by an increase in our valuation allowance. Please refer to the section entitled “—Results of Operations-Provision for Income Taxes” below for further discussion.
          We generated net cash from operating activities of $94,000 in the first fiscal six months of 2009, as compared to $244,800 in the corresponding period in fiscal year 2008.
          Additional metrics included the following:

	Fiscal Quarters Ended
	June 30,	March 31,	June 27,
	2009	2009	2008
New orders, measured in terms of future revenues	$933,800	$906,000	$840,500

	As of
	June 30,	March 31,	June 27,
	2009	2009	2008
Backlog of unfilled orders, measured in future revenues	$4,890,500	$4,911,200	$8,172,800
Backlog, measured in terms of Foster Wheeler scope*	$2,374,100	$2,411,900	$3,323,300
E&C man-hours in backlog (in thousands)	15,200	16,200	13,500

*	As defined in the section entitled “—Backlog and New Orders” within Item 2.
     Challenges and Drivers
          Our primary operating focus continues to be booking quality new business and executing our contracts well. The global markets in which we operate are largely dependent on overall economic growth and the resultant demand for oil and gas, electric power, petrochemicals and refined products.

          In our Global E&C business, we expect long-term demand to be strong for the end products produced by our clients, and to continue to stimulate investment by our clients in new and expanded plants. Notwithstanding the foregoing, the current weakness in the global economy has caused many of our E&C clients to reevaluate the size, timing and scope of their capital spending plans in relation to the kinds of energy and petrochemical projects in which we specialize. The challenges and drivers for our Global E&C Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global E&C Group-Overview of Segment” within this Item 2. Attracting and retaining qualified technical personnel to execute the existing backlog of unfilled orders and future bookings continues to be a management priority. Equally important is ensuring that we maintain an appropriate management infrastructure to integrate and manage the technical personnel.
          In our Global Power Group business, new order activity was unfavorably affected by several trends beginning in fiscal year 2008 and continuing into fiscal year 2009. These trends include weakness in the global economy and its impact on the near-term growth in demand for electricity, political and environmental sensitivity regarding coal-fired steam generators, credit concerns among certain clients and the recent sharp decline in natural gas prices, which increased the attractiveness of that fuel, in relation to coal, for the generation of electricity. The challenges and drivers for our Global Power Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global Power Group-Overview of Segment” within this Item 2.
New Orders
          The Global E&C Group’s new orders, measured in future revenues, increased to $847,700 in the fiscal second quarter of 2009 as compared to $809,500 in the fiscal first quarter of 2009 and $646,300 in the fiscal second quarter of 2008. These new orders are inclusive of flow-through revenues, as defined below, of $335,700, $96,700 and $108,300 for the fiscal second quarter of 2009, fiscal first quarter of 2009 and fiscal second quarter of 2008, respectively.
          The Global Power Group’s new orders decreased to $86,100 in the fiscal second quarter of 2009, as compared to $96,500 in the fiscal first quarter of 2009 and $194,200 in the fiscal second quarter of 2008. Our new orders during the fiscal second quarter of 2009 were impacted by the continuation of delays and cancellations of prospective projects occurring in the power markets that we serve.
Results of Operations:
     Operating Revenues:

	June 30, 2009	June 27, 2008	$ Change	% Change
Fiscal quarters ended	$1,308,801	$1,701,022	$(392,221)	(23.1)%
Fiscal six months ended	$2,573,324	$3,496,746	$(923,422)	(26.4)%
          The composition of our operating revenues varies from period to period based on the portfolio of contracts in execution during any given period. Our operating revenues are therefore dependent on our portfolio of contracts, the strength of the various geographic markets and industries we serve and our ability to address those markets and industries.

          The geographic dispersion of our consolidated operating revenues for the fiscal quarters and six months ended June 30, 2009 and June 27, 2008 based upon where our projects are being executed, were as follows:

	Fiscal Quarters Ended				Fiscal Six Months Ended
	June 30,	June 27,			June 30,	June 27,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Asia	$439,102	$416,653	$22,449	5.4%	$830,882	$734,730	$96,152	13.1%
Australasia *	266,571	344,043	(77,472)	(22.5)%	515,938	875,950	(360,012)	(41.1)%
Europe	286,445	346,430	(59,985)	(17.3)%	577,860	715,734	(137,874)	(19.3)%
Middle East	110,164	259,513	(149,349)	(57.5)%	218,006	587,240	(369,234)	(62.9)%
North America	157,761	293,022	(135,261)	(46.2)%	327,746	499,038	(171,292)	(34.3)%
South America	48,758	41,361	7,397	17.9%	102,892	84,054	18,838	22.4%

Total	$1,308,801	$1,701,022	$(392,221)	(23.1)%	$2,573,324	$3,496,746	$(923,422)	(26.4)%

*	Australasia primarily represents Australia, New Zealand and the Pacific Islands.
          The decrease in operating revenues in the fiscal second quarter and six months ended June 30, 2009, compared to the corresponding periods of fiscal year 2008, were driven by decreased flow-through revenues (described below), the foreign currency translation impact of the decline in the value of the British pound and Euro relative to the U.S. dollar and decreased volume of business. Our consolidated operating revenues decreased approximately 10% and 9% excluding the impact of the change in flow-through revenues and foreign currency translation rates when comparing the fiscal second quarter and six months ended June 30, 2009, respectively, to the corresponding periods of fiscal year 2008.
          Our Global E&C Group’s operating revenues in the fiscal second quarter and six months ended June 30, 2009, included $549,100 and $1,060,300, respectively, of flow-through revenues. Flow-through revenues in the fiscal second quarter and six months ended June 30, 2009 decreased by $185,800 and $518,400, respectively, compared to the corresponding periods in fiscal year 2008, representing 85% and 79%, respectively, of the decreases in our Global E&C Group’s operating revenues. Flow-through revenues and costs result when we purchase materials, equipment or third-party services on behalf of our customer on a reimbursable basis with no profit on the materials, equipment or third-party services and where we have the overall responsibility as the contractor for the engineering specifications and procurement or procurement services for the materials, equipment or third-party services included in flow-through costs. Flow-through revenues and costs do not impact contract profit or net earnings.
          Our Global E&C Group’s operating revenues in the fiscal second quarter and six months ended June 30, 2009 increased approximately 9% and 3%, respectively, excluding the impact of the change in flow-through revenues and foreign currency translation rates, compared to the corresponding periods of fiscal year 2008. Operating revenues in the oil and gas, petrochemical and refining industries increased compared to the corresponding periods of fiscal year 2008 and demand for projects in these industries remains strong, as evidenced by our new order activity. Please refer to the section entitled, “—Business Segments” within this Item 2 for a discussion of our view of the market outlook for our Global E&C Group.
          Our Global Power Group, which predominantly serves the power generation industry, experienced decreases in operating revenues during the fiscal second quarter and six months ended June 30, 2009 of $173,000 and $265,600, respectively, compared to the corresponding periods of fiscal year 2008, which represented 44% and 29%, respectively, of the decreases in our consolidated operating revenues. Our Global Power Group’s operating revenues in the fiscal second quarter and six months ended June 30, 2009 decreased approximately 31% and 24%, respectively, excluding the impact of the change in foreign currency translation rates compared to the corresponding periods of fiscal year 2008.
          Please refer to the section entitled “—Business Segments” within this Item 2 for further information.
     Contract Profit:

	June 30, 2009	June 27, 2008	$ Change	% Change
Fiscal quarters ended	$219,959	$246,216	$(26,257)	(10.7)%
Fiscal six months ended	$382,711	$463,187	$(80,476)	(17.4)%

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
          The decrease in contract profit in the fiscal second quarter of 2009, compared to the corresponding period of fiscal year 2008, resulted primarily from the net impact of the following:
•	Our Global E&C Group experienced decreased contract profit mainly attributable to a foreign currency translation impact of approximately $22,900 which was primarily driven by the decline in value of the British pound and Euro relative to the U.S. dollar. Excluding the foreign currency translation impact, contract profit increased driven by the increased volume of operating revenues, excluding the impact of the change in flow-through revenues and foreign currency translation rates described above, while contract profit margins remained relatively unchanged.
•	Our Global Power Group experienced decreased contract profit mainly attributable to decreased volume of operating revenues and a foreign currency translation impact of approximately $7,100 which was primarily driven by the decline in value of the Euro relative to the U.S. dollar, partially offset by increased contract profit margins.
          The decrease in contract profit in the first fiscal six months of 2009, compared to the corresponding period of fiscal year 2008, resulted primarily from the net impact of the following:
•	Our Global E&C Group experienced decreased contract profit mainly attributable to a foreign currency translation impact of approximately $43,300 which was primarily driven by the decline in value of the British pound and Euro relative to the U.S. dollar. Excluding the foreign currency translation impact, contract profit decreased slightly driven by decreased contract profit margins, partially offset by increased volume of operating revenues, excluding the impact of the change in flow-through revenues and foreign currency translation rates described above.
•	Our Global Power Group experienced decreased contract profit mainly attributable to a decreased volume of operating revenues, a foreign currency translation impact of approximately $10,300 which was primarily driven by the decline in value of the Euro relative to the U.S. dollar and a $7,500 commitment fee received in the fiscal first quarter of 2008 for a contract that our Global Power Group was not awarded, partially offset by increased contract profit margins, excluding the commitment fee noted above.
          Please refer to the section entitled “—Business Segments” within this Item 2 for further information.
     Selling, General and Administrative (SG&A) Expenses:

	June 30, 2009	June 27, 2008	$ Change	% Change
Fiscal quarters ended	$69,024	$79,044	$(10,020)	(12.7)%
Fiscal six months ended	$138,272	$143,940	$(5,668)	(3.9)%
          SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.
          The decrease in SG&A expenses in the fiscal second quarter of 2009, compared to the corresponding period in fiscal year 2008, resulted from decreases in general overhead costs of $7,900, which is net of increased pension costs of $2,900 related to our U.S. pension plans, and sales pursuit costs of $2,100, while research and development costs were relatively unchanged.
          The decrease in SG&A expenses in the first fiscal six months of 2009, compared to the corresponding period in fiscal year 2008, resulted from decreases in general overhead costs of $3,900, which is net of increased pension costs of $5,900 related to our U.S. pension plans, and sales pursuit costs of $1,900, while research and development costs were relatively unchanged.

     Other Income, net:

	June 30, 2009	June 27, 2008	$ Change	% Change
Fiscal quarters ended	$11,490	$17,643	$(6,153)	(34.9)%
Fiscal six months ended	$19,693	$31,671	$(11,978)	(37.8)%
          Other income, net in the fiscal second quarter of 2009 consisted primarily of $10,700 in equity earnings generated from our investments, primarily from our ownership interests in build, own and operate projects in Italy and Chile. The decrease in other income, net in the fiscal second quarter of 2009, compared to the corresponding period of fiscal year 2008, resulted primarily from the following:
•	A decrease in equity earnings of $1,700 in our Global E&C Group’s projects in Italy, which included the net impact of the following:
o	A $5,200 increase in equity earnings in the fiscal second quarter of 2008, as a result of a regulatory ruling that provided for reimbursement of costs associated with emission rights that were incurred prior to the fiscal second quarter of 2008.
o	A $400 increase in equity earnings in the fiscal second quarter of 2009 related to a new project which commenced operation subsequent to the fiscal second quarter of 2008.
•	A decrease in equity earnings in our Global Power Group’s project in Chile of $1,000 which included a $1,500 decrease in equity earnings related to a decrease in the average electric tariff rates when compared to the average electric tariff rates in effect during the fiscal second quarter of 2008.
•	A $1,300 gain from an insurance settlement in the fiscal second quarter of 2008.
          Other income, net in the first fiscal six months of 2009 consisted primarily of $17,500 in equity earnings generated from our investments, primarily from our ownership interests in build, own and operate projects in Italy and Chile. The decrease in other income, net in the first fiscal six months of 2009, compared to the corresponding period of fiscal year 2008, resulted primarily from the following:
•	A decrease in equity earnings of $3,600 in our Global E&C Group’s projects in Italy, which included the net impact of the following:
o	A $3,400 increase in equity earnings in the first fiscal six months of 2008, as a result of a regulatory ruling that provided for reimbursement of costs associated with emission rights that were incurred prior to the first fiscal six months of 2008.
o	A $1,500 increase in equity earnings in the first fiscal six months of 2009 related to a new project which commenced operation subsequent to the first fiscal six months of 2008.
•	A decrease in equity earnings in our Global Power Group’s project in Chile of $4,400 which included a $3,600 decrease in equity earnings related to a decrease in the average electric tariff rates when compared to the average electric tariff rates in effect during the first fiscal six months of 2008.
•	A $1,300 gain from an insurance settlement in the first fiscal six months of 2008.

     Other Deductions, net:

	June 30, 2009	June 27, 2008	$ Change	% Change
Fiscal quarters ended	$6,898	$5,207	$1,691	32.5%
Fiscal six months ended	$12,985	$11,592	$1,393	12.0%
          Other deductions, net in the fiscal second quarter of 2009 consisted primarily of $3,300 of legal fees, $1,400 of consulting fees, $900 of bank fees, $500 provision for dispute resolution and environmental remediation costs, $500 loss on sale of fixed assets and a net $500 in tax penalties, which included $200 of previously accrued tax penalties that were ultimately not assessed, partially offset by $800 of net foreign exchange gains. Net foreign exchange gains include the net amount of transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of our subsidiaries.
          Other deductions, net in the fiscal second quarter of 2008 consisted primarily of $6,500 of legal fees, $800 of bank fees, $500 of consulting fees and a $400 provision for dispute resolution and environmental remediation costs, partially offset by a net $2,400 reduction in tax penalties, which included $3,000 of previously accrued tax penalties that were ultimately not assessed, and $1,000 of net foreign exchange gains.
          Other deductions, net in the first fiscal six months of 2009 consisted primarily of $7,400 of legal fees, $2,000 of consulting fees, $1,900 of bank fees, a net $400 in tax penalties, which included $800 of previously accrued tax penalties that were ultimately not assessed, $600 provision for dispute resolution and environmental remediation costs and $500 loss on sale of fixed assets, partially offset by $1,500 of net foreign exchange gains.
          Other deductions, net in the first fiscal six months of 2008 consisted primarily of $12,600 of legal fees, $2,100 of bank fees, a $1,800 provision for dispute resolution and environmental remediation costs and $1,400 of consulting fees, partially offset by $6,500 of net foreign exchange gains and a net $1,600 reduction in tax penalties, which included $3,000 of previously accrued tax penalties that were ultimately not assessed.
     Interest Income:

	June 30, 2009	June 27, 2008	$ Change	% Change
Fiscal quarters ended	$2,426	$12,167	$(9,741)	(80.1)%
Fiscal six months ended	$5,098	$22,698	$(17,600)	(77.5)%
          The decreases in interest income in the fiscal second quarter and six months ended June 30, 2009, as compared to the corresponding periods of fiscal year 2008, were driven primarily by lower interest rates and investment yields and, to a lesser extent, the impact of lower average cash and cash equivalents balances during the fiscal second quarter and six months ended June 30, 2009 when compared to the corresponding periods in fiscal year 2008.
     Interest Expense:

	June 30, 2009	June 27, 2008	$ Change	% Change
Fiscal quarters ended	$1,302	$4,860	$(3,558)	(73.2)%
Fiscal six months ended	$5,469	$11,011	$(5,542)	(50.3)%
          The decreases in interest expense in the fiscal second quarter and six months ended June 30, 2009, compared to the corresponding periods of fiscal year 2008, primarily resulted from net reductions in both periods of $2,200 of accrued interest expense on unrecognized tax benefits, which includes $2,700 and $3,200, respectively, of previously accrued interest expense on unrecognized tax benefits that were ultimately not assessed, and decreased interest expense related to decreased borrowings under several of our special-purpose limited recourse project debt facilities (please refer to Note 4 to the consolidated financial statements in this quarterly report on Form 10-Q for a detailed listing of the outstanding balances under our special-purpose limited recourse project debt), partially offset by increased interest expense related to increased borrowings under our FW Power S.r.L. special-purpose limited recourse project debt as we continue construction of the electric power generating wind farm projects in Italy.

     Net Asbestos-Related Provision/(Gain):

	June 30, 2009	June 27, 2008	$ Change	% Change
Fiscal quarters ended	$1,756	$(18,275)	$20,031	(109.6)%
Fiscal six months ended	$3,506	$(32,463)	$35,969	(110.8)%
          The net asbestos-related provision in the fiscal second quarter and six months ended June 30, 2009 resulted from expenses of $1,800 and $3,500, respectively, related to the reevaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.
          In the first fiscal six months of 2008, our subsidiaries reached agreements to settle their disputed asbestos-related insurance coverage with two insurers. As a result of these settlements, we recorded gains of $20,000 and $35,900 in the fiscal second quarter and six months ended June 27, 2008, respectively, which are partially offset by charges of $1,700 and $3,400 in the fiscal second quarter and six months ended June 27, 2008, respectively.
          Please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for further information.

     Provision for Income Taxes:

	June 30, 2009	June 27, 2008	$ Change	% Change
Fiscal quarters ended	$27,561	$43,883	$(16,322)	(37.2)%
Fiscal six months ended	$45,564	$83,633	$(38,069)	(45.5)%
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
          First Fiscal Six Months of 2009
          Our effective tax rate for the first fiscal six months of 2009 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which is expected to contribute to an approximate 18-percentage point reduction in the effective tax rate for the full year 2009.

•	A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily the United States), which is expected to contribute to an approximate three-percentage point increase in the effective tax rate for the full year 2009, and other permanent differences.
          First Fiscal Six Months of 2008
          Our effective tax rate for the first fiscal six months of 2008 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate ten-percentage point reduction in the effective tax rate; and

•	A valuation allowance decrease because we recognized earnings in jurisdictions where we had a full valuation allowance, which contributed to an approximate five-percentage point reduction in the effective tax rate.
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
     Net Income Attributable to Noncontrolling Interests:

	June 30, 2009	June 27, 2008	$ Change	% Change
Fiscal quarters ended	$5,130	$552	$4,578	829.3%
Fiscal six months ended	$6,639	$1,025	$5,614	547.7%
          Net income attributable to noncontrolling interests represents third-party ownership interests in the results of our Global Power Group’s Martinez, California gas-fired cogeneration facility and our manufacturing facilities in Poland and the People’s Republic of China and our Global E&C Group’s South African operations.
          The increases in net income attributable to noncontrolling interests in the fiscal second quarter and six months ended June 30, 2009, compared to the corresponding periods in fiscal year 2008, primarily resulted from increased earnings of $1,800 and $2,200, respectively, from our operations in Martinez, California and increases of $1,300 and $2,200, respectively, from our operations in South Africa, which was a wholly-owned subsidiary during the first fiscal six months of 2008.
     EBITDA:

	June 30, 2009	June 27, 2008	$ Change	% Change
Fiscal quarters ended	$161,962	$220,428	$(58,466)	(26.5)%
Fiscal six months ended	$267,546	$415,748	$(148,202)	(35.6)%
          The decrease in EBITDA for the fiscal second quarter of 2009, compared to the corresponding period of 2008, resulted primarily from decreased contract profit of $26,300, decreased equity earnings in certain of our equity interest projects in Italy and Chile of $2,700, decreased interest income of $9,700, and a decrease in income as a result of the net change of $20,000 in the net asbestos-related provision/(gain), partially offset by decreased selling, general and administrative expenses of $10,000 as compared to these amounts in the corresponding period of fiscal year 2008. Please refer to the preceding discussion of each of these items within this “—Results of Operations” section.
          The decrease in EBITDA for the first fiscal six months of 2009, compared to the corresponding period of 2008, resulted primarily from decreased contract profit of $80,500, decreased equity earnings in certain of our equity interest projects in Italy and Chile of $8,000, decreased interest income of $17,600, and a decrease in income as a result of a net change of $36,000 in the net asbestos-related provision/(gain), partially offset by decreased selling, general and administrative expenses of $5,700 as compared to these amounts in the corresponding period of fiscal year 2008. Please refer to the preceding discussion of each of these items within this “—Results of Operations” section.
          See the individual segment explanations below for additional details.
          EBITDA is a supplemental financial measure not defined in generally accepted accounting principles, or GAAP. We define EBITDA as income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. Certain covenants under our current and prior senior credit agreements use an adjusted form of EBITDA such that in the covenant calculations the EBITDA as presented herein is adjusted for certain unusual and infrequent items specifically excluded in the terms of our current and prior senior credit agreements. We believe that the line item on the consolidated statement of operations entitled “net income attributable to Foster Wheeler AG” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income attributable to Foster Wheeler AG as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income attributable to Foster Wheeler AG, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and

•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.
          A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group (1)
Fiscal Quarter Ended June 30, 2009:
EBITDA (2)	$161,962	$130,628	$53,780	$(22,446)

Less: Interest expense	1,302
Less: Depreciation and amortization	10,895
Less: Provision for income taxes	27,561

Net income attributable to Foster Wheeler AG	$122,204

Fiscal Quarter Ended June 27, 2008:
EBITDA (3)	$220,428	$155,688	$68,378	$(3,638)

Less: Interest expense	4,860
Less: Depreciation and amortization	10,930
Less: Provision for income taxes	43,883

Net income attributable to Foster Wheeler AG	$160,755

Fiscal Six Months Ended June 30, 2009:
EBITDA (4)	$267,546	$211,910	$102,563	$(46,927)

Less: Interest expense	5,469
Less: Depreciation and amortization	21,446
Less: Provision for income taxes	45,564

Net income attributable to Foster Wheeler AG	$195,067

Fiscal Six Months Ended June 27, 2008:
EBITDA (5)	$415,748	$290,148	$132,794	$(7,194)

Less: Interest expense	11,011
Less: Depreciation and amortization	22,286
Less: Provision for income taxes	83,633

Net income attributable to Foster Wheeler AG	$298,818

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	Includes in the fiscal quarter ended June 30, 2009: increased contract profit of $20,200 from the regular revaluation of final estimated contract profit*: $18,000 in our Global E&C Group and $2,200 in our Global Power Group; and a provision of $1,800 in our C&F Group on the revaluation of our asbestos liability and related asset.

(3)	Includes in the fiscal quarter ended June 27, 2008: increased/(decreased) contract profit of $13,600 from the regular revaluation of final estimated contract profit*: $16,100 in our Global E&C Group and $(2,500) in our Global Power Group; a gain of $20,000 in our C&F Group on the settlement of coverage litigation with an asbestos insurance carrier; and a provision of $1,700 in our C&F Group on the revaluation of our asbestos liability and related asset.

(4)	Includes in the fiscal six months ended June 30, 2009: increased contract profit of $26,200 from the regular revaluation of final estimated contract profit*: $24,500 in our Global E&C Group and $1,700 in our Global Power Group; and a provision of $3,500 in our C&F Group on the revaluation of our asbestos liability and related asset.

(5)	Includes in the fiscal six months ended June 27, 2008: increased/(decreased) contract profit of $13,000 from the regular revaluation of final estimated contract profit*: $18,300 in our Global E&C Group and $(5,300) in our Global Power Group; a gain of $35,900 in our C&F Group on the settlement of coverage litigation with two asbestos insurance carriers; and a charge of $3,400 in our C&F Group on the revaluation of our asbestos liability and related asset.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding changes in our final estimated contract profit.
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
Business Segments
          EBITDA, as discussed and defined above, is the primary measure of operating performance used by our chief operating decision maker.
     Global E&C Group

	Fiscal Quarters Ended				Fiscal Six Months Ended
	June 30,	June 27,			June 30,	June 27,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Operating revenues	$1,030,471	$1,249,730	$(219,259)	(17.5)%	$1,982,883	$2,640,731	$(657,848)	(24.9)%

EBITDA	$130,628	$155,688	$(25,060)	(16.1)%	$211,910	$290,148	$(78,238)	(27.0)%

     Results
          The geographic dispersion of our Global E&C Group’s operating revenues for the fiscal quarters and six months ended June 30, 2009 and June 27, 2008 based upon where our projects are being executed, were as follows:

	Fiscal Quarters Ended				Fiscal Six Months Ended
	June 30,	June 27,			June 30,	June 27,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Asia	$413,434	$377,479	$35,955	9.5%	$780,396	$641,880	$138,516	21.6%
Australasia *	264,921	341,813	(76,892)	(22.5)%	512,401	872,195	(359,794)	(41.3)%
Europe	153,198	208,472	(55,274)	(26.5)%	306,038	429,830	(123,792)	(28.8)%
Middle East	110,164	259,473	(149,309)	(57.5)%	218,006	587,127	(369,121)	(62.9)%
North America	59,691	52,781	6,910	13.1%	118,349	93,474	24,875	26.6%
South America	29,063	9,712	19,351	199.2%	47,693	16,225	31,468	193.9%

Total	$1,030,471	$1,249,730	$(219,259)	(17.5)%	$1,982,883	$2,640,731	$(657,848)	(24.9)%

*	Australasia primarily represents Australia, New Zealand and the Pacific Islands.
          Our Global E&C Group’s operating revenues in the fiscal second quarter and six months ended June 30, 2009 included $549,100 and $1,060,300, respectively, of flow-through revenues. Flow-through revenues in the fiscal second quarter and six months ended June 30, 2009 decreased by $185,800 and $518,400, respectively, compared to the corresponding periods in fiscal year 2008, representing 85% and 79%, respectively, of the decreases in our Global E&C Group’s operating revenues.

          Our Global E&C Group’s operating revenues in the fiscal second quarter and six months ended June 30, 2009 increased approximately 9% and 3%, respectively, excluding the impact of the change in flow-through revenues and foreign currency translation rates, compared to the corresponding periods of fiscal year 2008. Operating revenues in the oil and gas, petrochemical and refining industries increased compared to the corresponding periods of fiscal year 2008 and demand for projects in these industries remains strong, as evidenced by our new order activity.
          Please refer to the section entitled, “—Overview of Segment” below for our view of the market outlook for our Global E&C Group.
          The decrease in our Global E&C Group’s EBITDA in the fiscal second quarter of 2009, as compared to the corresponding period of fiscal year 2008, resulted primarily from the following:
•	Our Global E&C Group experienced decreased contract profit mainly attributable to a foreign currency translation impact of approximately $22,900 which was primarily driven by the decline in value of the British pound and Euro relative to the U.S. dollar. Excluding the foreign currency translation impact, contract profit increased driven by the increased volume of operating revenues, excluding the impact of the change in flow-through revenues and foreign currency translation rates described above, while contract profit margins remained relatively unchanged.

•	A decrease in equity earnings in our Global E&C Group’s projects in Italy of $1,700 for the fiscal second quarter of 2009, compared to the corresponding period of fiscal year 2008. Please refer to the section entitled “—Results of Operations-Other Income, net” above for further discussion.
          The decrease in our Global E&C Group’s EBITDA in the first fiscal six months of 2009, as compared to the corresponding period of fiscal year 2008, resulted primarily from the following:
•	Our Global E&C Group experienced decreased contract profit mainly attributable to a foreign currency translation impact of approximately $43,300 which was primarily driven by the decline in value of the British pound and Euro relative to the U.S. dollar. Excluding the foreign currency translation impact, contract profit decreased slightly driven by decreased contract profit margins, partially offset by increased volume of operating revenues, excluding the impact of the change in flow-through revenues and foreign currency translation rates described above.

•	A decrease in equity earnings in our Global E&C Group’s projects in Italy of $3,600 for the first fiscal six months of 2009, compared to the corresponding period of fiscal year 2008. Please refer to the section entitled “—Results of Operations-Other Income, net” above for further discussion.
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

          The current weakness in the global economy has caused many of our E&C clients to reevaluate the size, timing and scope of their capital spending plans in relation to the kinds of energy and petrochemical projects in which we specialize. The decline in oil and natural gas prices, relative to the second and third quarters of fiscal year 2008, and, to a lesser extent, credit concerns among certain clients, have contributed to this uncertain market. As a result, the environment for prospective projects has become somewhat less favorable than it was in fiscal year 2007 and in the first half of fiscal year 2008. Specifically, the market in the second half of fiscal year 2008 and to date in fiscal year 2009 has been characterized by instances of postponement or cancellation of our prospects; resizing of prospective projects to make them more economically viable; intensified competition among E&C contractors; and pricing pressure. While such factors may continue throughout the remainder of fiscal year 2009, we have nonetheless seen recent examples of projects moving forward. In addition, we believe world demand for energy will continue to grow over the long term and that clients will continue to invest in new and upgraded capacity to meet that demand. In that regard, we were successful in booking contracts for front-end engineering work in fiscal year 2008 and during the first and second quarters of fiscal year 2009, which is frequently the precursor to subsequent significant opportunities as projects move into the engineering, procurement and construction phase. Moreover, we have continued to be successful in booking contracts of varying types and sizes in our key end markets, including a very large award in the first six months of fiscal year 2009 for the engineering, procurement and construction of a new refinery in India. Our success in this regard is a reflection of our technical expertise, our long-term relationships with clients, and our selective approach in pursuit of new prospects where we believe we have significant differentiators.
     Global Power Group

	Fiscal Quarters Ended				Fiscal Six Months Ended
	June 30,	June 27,			June 30,	June 27,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Operating revenues	$278,330	$451,292	$(172,962)	(38.3)%	$590,441	$856,015	$(265,574)	(31.0)%

EBITDA	$53,780	$68,378	$(14,598)	(21.3)%	$102,563	$132,794	$(30,231)	(22.8)%

          Results
          The geographic dispersion of our Global Power Group’s operating revenues for the fiscal quarters and six months ended June 30, 2009 and June 27, 2008 based upon where the project is being executed, were as follows:

	Fiscal Quarters Ended				Fiscal Six Months Ended
	June 30,	June 27,			June 30,	June 27,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Asia	$25,668	$39,174	$(13,506)	(34.5)%	$50,486	$92,850	$(42,364)	(45.6)%
Australasia *	1,650	2,230	(580)	(26.0)%	3,537	3,755	(218)	(5.8)%
Europe	133,247	137,958	(4,711)	(3.4)%	271,822	285,904	(14,082)	(4.9)%
Middle East	—	40	(40)	(100.0)%	—	113	(113)	(100.0)%
North America	98,070	240,241	(142,171)	(59.2)%	209,397	405,564	(196,167)	(48.4)%
South America	19,695	31,649	(11,954)	(37.8)%	55,199	67,829	(12,630)	(18.6)%

Total	$278,330	$451,292	$(172,962)	(38.3)%	$590,441	$856,015	$(265,574)	(31.0)%

*	Australasia primarily represents Australia, New Zealand and the Pacific Islands.
          Our Global Power Group, which predominantly serves the power generation industry, experienced decreases in operating revenues during the fiscal second quarter and six months ended June 30, 2009 of $173,000 and $265,600, respectively, compared to the corresponding periods of fiscal year 2008, which represented 44% and 29%, respectively, of the decreases in our consolidated operating revenues. Our Global Power Group’s operating revenues in the fiscal second quarter and six months ended June 30, 2009 decreased approximately 31% and 24%, respectively, excluding the impact of the change in foreign currency translation rates compared to the corresponding periods of fiscal year 2008.
          Please refer to the section entitled, “—Overview of Segment” below for our view of the market outlook for our Global Power Group.
          The decrease in our Global Power Group’s EBITDA in the fiscal second quarter of 2009, as compared to the corresponding period of fiscal year 2008, resulted primarily from the following:

•	Decreased volumes of business executed during the period. Refer to the section “—Overview of Segment” below for a discussion of the strength of the industries served and demand for our products and services.

•	Our Global Power Group experienced decreased contract profit mainly attributable to decreased volume of operating revenues and a foreign currency translation impact of approximately $7,100 which was primarily driven by the decline in value of the Euro relative to the U.S. dollar, partially offset by increased contract profit margins.

•	A decrease in equity earnings in our Global Power Group’s project in Chile of $1,000 which included a $1,500 decrease in equity earnings related to a decrease in the average electric tariff rates when compared to the average electric tariff rates in effect during the fiscal second quarter of 2008.
          The decrease in our Global Power Group’s EBITDA in the first fiscal six months of 2009, as compared to the corresponding period of fiscal year 2008, resulted primarily from the following:
•	Decreased volumes of business executed during the period. Refer to the section “—Overview of Segment” below for a discussion of the strength of the industries served and demand for our products and services.

•	Our Global Power Group experienced decreased contract profit mainly attributable to a decreased volume of operating revenues, a foreign currency translation impact of approximately $10,300 which was primarily driven by the decline in value of the Euro relative to the U.S. dollar and a $7,500 commitment fee received in the fiscal first quarter of 2008 for a contract that our Global Power Group was not awarded, partially offset by increased contract profit margins, excluding the commitment fee noted above.

•	A decrease in equity earnings in our Global Power Group’s project in Chile of $4,400 which included a $3,600 decrease in equity earnings related to a decrease in the average electric tariff rates when compared to the average electric tariff rates in effect during the first fiscal six months of 2008.
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
          Our Global Power Group’s new order activity was unfavorably affected by several trends beginning in fiscal year 2008 and continuing into fiscal year 2009. Weakness in the global economy reduced the near-term growth in demand for electricity. In addition, political and environmental sensitivity regarding coal-fired steam generators caused a number of our Global Power Group’s prospective projects to be postponed or cancelled as clients experienced difficulty in obtaining the required environmental permits or decided to wait for additional clarity regarding state and federal regulations. This environmental concern has been especially pronounced in the United States, and to a lesser extent in Europe, and is linked to the view that solid-fuel-fired steam generators contribute to global warming through the discharge of greenhouse gas emissions into the atmosphere. Credit concerns among certain clients also contributed to the slowed pace of new contract awards in the first six months of fiscal year 2009. Finally, the recent sharp decline in natural gas prices increased the attractiveness of that fuel, in relation to coal, for the generation of electricity. We believe that a combination of these factors will result in continued weak demand for new solid-fuel steam generators during the remainder of fiscal year 2009. During the first fiscal quarter of 2009, our Global Power Group was notified of the termination of a previously awarded contract for the design and supply of two CFB steam generators for a U.S. power project. Our Global Power Group removed the contract from its backlog of unfilled orders in the first fiscal quarter of 2009. The amount removed from backlog represented approximately 11% of our Global Power Group’s backlog as of the end of fiscal year 2008. Longer-term, we believe that world demand for electrical energy will continue to grow and that solid-fuel-fired steam generators will continue to fill a significant portion of this incremental generating capacity. The fuel-flexibility of our CFB steam generators enables them to burn a variety of fuels other than coal and to produce carbon-neutral electricity when fired by biomass. In addition, our steam generators can be designed to incorporate supercritical technology, which significantly improves efficiency and reduces emissions. We are also developing Flexi-BurnTM technology that will enable steam generators to operate in a carbon capture environment.

Liquidity and Capital Resources
          Fiscal Year-to-Date 2009 Activities
          During the first fiscal six months of 2009 we generated $94,000 from cash flows from operating activities, incurred capital expenditures of $26,700, paid $8,900 to purchase substantially all of the assets of the offshore engineering division of OPE and experienced an increase in cash and cash equivalents of $24,900 due to the effect of exchange rate changes on our cash and cash equivalents. Together, these were the primary factors resulting in a net increase in cash and cash equivalents of $75,800 during the first fiscal six months of 2009.
          Our cash and cash equivalents, short-term investments and restricted cash balances were:

	As of
	June 30,	December 26,
	2009	2008	$ Change	% Change
Cash and cash equivalents	$848,985	$773,163	$75,822	9.8%
Short-term investments	3,777	2,448	1,329	54.3%
Restricted cash	25,500	22,737	2,763	12.2%

Total	$878,262	$798,348	$79,914	10.0%

          Of the $878,300 total of cash and cash equivalents, short-term investments and restricted cash as of June 30, 2009, $664,700 was held by our non-U.S. subsidiaries.
          Cash Flows from Operating Activities:

Fiscal Six Months Ended
June 30, 2009	June 27, 2008	$ Change	% Change
$93,954	$244,839	$(150,885)	(61.6)%
          Net cash provided by operations in the first fiscal six months of 2009 was primarily from net income of $201,700 and non-cash charges included in net income of $43,000, partially offset by cash used for working capital needs of $125,500, net payments for asbestos liability indemnity and defense costs in excess of proceeds from settlements with asbestos insurance carriers of $17,200, and mandatory contributions to our non-U.S. pension plans of $12,700.
          Net cash provided by operations in the first fiscal six months of 2008 was $244,800. Net cash provided by operations in the first fiscal six months of 2008 was primarily from net income of $299,800 and net proceeds from settlements with asbestos insurers in excess of liability indemnity payments and defense costs of $11,200, partially offset by cash used for working capital activities of $45,300 and mandatory contributions to our non-U.S. pension plans of $17,000.
          The decrease in cash provided by operations of $150,900 in the first fiscal six months of 2009, as compared to the corresponding period of fiscal year 2008, resulted primarily from a decrease in net income of $98,100, an increase in cash used for working capital needs of $80,200 and net cash outflows for asbestos-related payments in excess of insurance proceeds (asbestos liability indemnity and defense costs net of related proceeds from settlements with asbestos insurance carriers) of $28,400, partially offset by an increase in non-cash charges included in net income of $13,500 and decreased mandatory contributions to our non-U.S. pension plans of $4,300.
          Our working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts. Working capital in our Global E&C Group tends to rise as the workload of reimbursable contracts increases since services are rendered prior to billing clients while working capital tends to decrease in our Global Power Group when the workload increases as cash tends to be received prior to ordering materials and equipment and rendering of services.

          Cash used for working capital needs in the first fiscal six months of 2009, compared to the corresponding period of fiscal year 2008, reflects an increase in cash used for working capital needs in our Global Power Group, as cash receipts from new client billings decreased relative to cash used for materials and equipment purchased and services rendered that were billed and collected from clients in the prior fiscal year, partially offset by a decrease in cash used for working capital needs in our Global E&C Group, as there was a decrease in new services rendered relative to cash receipts from new client billings.
          As more fully described below in “—Outlook,” we believe our existing cash balances and forecasted net cash provided from operating activities will be sufficient to fund our operations throughout the next 12 months. Our ability to increase or maintain our cash flows from operating activities in future periods will depend in large part on the demand for our products and services and our operating performance in the future. Please refer to the sections entitled “—Global E&C Group-Overview of Segment” and “—Global Power Group-Overview of Segment” above for our view of the outlook for each of our business segments.
          Cash Flows from Investing Activities:

Fiscal Six Months Ended
June 30, 2009	June 27, 2008	$ Change	% Change
$(39,215)	$(75,319)	$36,104	(47.9)%
          The net cash used in investing activities in the first fiscal six months of 2009 was primarily from capital expenditures of $26,700, which included $11,300 of expenditures in FW Power S.r.L. as we continue construction of the electric power generating wind farm projects in Italy, the $8,900 purchase price paid in April 2009 for substantially all of the assets of the offshore engineering division of OPE and an increase in restricted cash of $2,800 driven by an increase in the balance required for collateralized standby letters of credit, bank guarantees and surety bonds.
          Net cash used in investing activities in the first fiscal six months of 2008 was $75,300. The net cash used in investing activities in the first fiscal six months of 2008 was attributable primarily to capital expenditures of $42,200, which included $13,500 of expenditures in FW Power S.r.L., an increase in restricted cash of $24,600 primarily driven by an increase in client escrow funds and an increase in debt service funds for FW Power S.r.L., and the $7,800 purchase price, net of cash acquired, paid in February 2008 for all of the outstanding capital stock of a biopharmaceutical engineering company.
          The capital expenditures in the fiscal six months ended June 30, 2009 and June 27, 2008 related primarily to project construction (including the FW Power S.r.L. electric power generating wind farm projects in Italy noted above), leasehold improvements, information technology equipment and office equipment. Our capital expenditures decreased $15,500 in the first fiscal six months of 2009, compared to the corresponding period of fiscal year 2008, as a result of decreased expenditures in our Global E&C Group, primarily driven by operations in the U.S. and Asia, while our Global Power Group was relatively unchanged.
          Cash Flows from Financing Activities:

Fiscal Six Months Ended
June 30, 2009	June 27, 2008	$ Change	% Change
$(3,833)	$13,287	$(17,120)	(128.8)%
          The net cash used in financing activities in the first fiscal six months of 2009 was attributable primarily to the repayment of short-term and long-term debt and capital lease obligations of $5,800, partially offset by proceeds from issuance of long-term debt of $1,900.
          The net cash provided by financing activities in the first fiscal six months ended June 27, 2008 was attributable primarily to proceeds from the issuance of long-term project debt of $22,000 and cash provided from exercises of stock options of $2,400, partially offset by distributions to noncontrolling interests of $6,700 and repayment of long-term debt and capital lease obligations of $4,900.

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
          We had net cash outflows of $17,200 as a result of asbestos liability indemnity payments and defense costs in excess of insurance settlement proceeds during the fiscal six months ended June 30, 2009. We expect to have net cash outflows of $26,500 as a result of asbestos liability indemnity payments and defense costs in excess of insurance settlement proceeds for the full twelve months of fiscal year 2009. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.
          We anticipate spending €16,300 (approximately $23,000 at the exchange rate as of June 30, 2009) in FW Power S.r.L. in fiscal year 2009 as we continue construction of the electric power generating wind farm projects in Italy, of which €8,400 (approximately $11,300 at the exchange rate as of June 30, 2009) was spent as of June 30, 2009. We have secured total borrowing capacity under the FW Power S.r.L. credit facilities of €75,300 (approximately $106,500 at the exchange rate as of June 30, 2009).

          We have a senior credit agreement which provides for a facility of $450,000 and includes a provision which permits future incremental increases of up to $100,000 in total availability under the facility. We had approximately $290,800 and $273,500 of letters of credit outstanding under our domestic senior credit agreement as of June 30, 2009 and December 26, 2008, respectively. The letter of credit fees range from 1.50% to 1.60%, excluding a fronting fee of 0.125% per annum. We do not intend to borrow under our domestic senior revolving credit facility during fiscal year 2009. A portion of the letters of credit issued under the domestic senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in the credit rating assigned to the domestic senior credit agreement by Moody’s Investors Service and/or Standard & Poor’s. As a result of the improvement in our S&P credit rating in March 2007, we achieved, and continue to maintain, the lowest possible pricing under the performance pricing provisions of our domestic senior credit agreement. This performance pricing is not expected to materially impact our liquidity or capital resources in fiscal year 2009.
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
          We are not required to make any mandatory contributions to our U.S. pension plans in fiscal year 2009 based on the minimum statutory funding requirements. We expect to contribute a total of approximately $25,100 to our non-U.S. pension plans in fiscal year 2009 based on the minimum statutory funding requirements, of which $12,700 was contributed in the first fiscal six months of 2009.
          Please refer to Note 4 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.
          On September 12, 2008, we announced a share repurchase program pursuant to which we were authorized to repurchase up to $750,000 of Foster Wheeler Ltd.’s outstanding common shares. In connection with the Redomestication described in Note 13 to the consolidated financial statements in this quarterly report on Form 10-Q, Foster Wheeler AG adopted a share repurchase program pursuant to which it is authorized to repurchase up to $264,800 of its outstanding registered shares and designate the repurchased shares for cancellation. The amount authorized for repurchase of registered shares under the Foster Wheeler AG program is equal to the amount that remained available for repurchases under the Foster Wheeler Ltd. program as of February 9, 2009, the date of the completion of the Redomestication. The Foster Wheeler AG program replaces the Foster Wheeler Ltd. program, and no further repurchases will be made under the Foster Wheeler Ltd. program. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Cumulatively through August 5, 2009, we have repurchased, under the Foster Wheeler Ltd. and Foster Wheeler AG programs, 18,098,519 shares for an aggregate cost of approximately $485,600 (which includes commissions of $400). We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other open market purchases. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans.
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
          New Orders (Future Revenues)

	June 30, 2009			June 27, 2008
	Global	Global		Global	Global
	E&C Group	Power Group	Total	E&C Group	Power Group	Total
By Project Location:

Fiscal Quarters Ended
North America	$367,000	$43,400	$410,400	$124,000	$70,700	$194,700
South America	40,700	5,200	45,900	14,300	19,000	33,300
Europe	165,900	29,800	195,700	290,300	93,800	384,100
Asia	174,700	7,600	182,300	125,400	10,600	136,000
Middle East	40,400	—	40,400	71,700	—	71,700
Australasia and other	59,000	100	59,100	20,600	100	20,700

Total	$847,700	$86,100	$933,800	$646,300	$194,200	$840,500

Fiscal Six Months Ended
North America	$449,400	$83,300	$532,700	$289,500	$386,000	$675,500
South America	50,300	7,500	57,800	15,300	30,700	46,000
Europe	249,700	71,900	321,600	557,800	284,800	842,600
Asia	689,100	19,600	708,700	307,600	28,800	336,400
Middle East	89,500	—	89,500	132,000	—	132,000
Australasia and other	129,200	300	129,500	51,400	300	51,700

Total	$1,657,200	$182,600	$1,839,800	$1,353,600	$730,600	$2,084,200

By Industry:

Fiscal Quarters Ended
Power generation	$3,000	$58,300	$61,300	$26,500	$157,500	$184,000
Oil refining	505,000	—	505,000	430,400	—	430,400
Pharmaceutical	16,400	—	16,400	21,600	—	21,600
Oil and gas	100,700	—	100,700	13,900	—	13,900
Chemical/petrochemical	213,100	—	213,100	139,200	—	139,200
Power plant operation and maintenance	—	27,800	27,800	—	36,700	36,700
Environmental	800	—	800	5,400	—	5,400
Other, net of eliminations	8,700	—	8,700	9,300	—	9,300

Total	$847,700	$86,100	$933,800	$646,300	$194,200	$840,500

Fiscal Six Months Ended
Power generation	$17,500	$140,900	$158,400	$38,500	$664,700	$703,200
Oil refining	1,048,100	—	1,048,100	867,800	—	867,800
Pharmaceutical	34,200	—	34,200	40,000	—	40,000
Oil and gas	241,900	—	241,900	124,200	—	124,200
Chemical/petrochemical	313,600	—	313,600	253,000	—	253,000
Power plant operation and maintenance	—	41,700	41,700	—	65,900	65,900
Environmental	4,700	—	4,700	15,100	—	15,100
Other, net of eliminations	(2,800)	—	(2,800)	15,000	—	15,000

Total	$1,657,200	$182,600	$1,839,800	$1,353,600	$730,600	$2,084,200

          Backlog (Future Revenues)

	June 30, 2009			June 27, 2008
	Global	Global		Global	Global
	E&C Group	Power Group	Total	E&C Group	Power Group	Total
By Contract Type:
Lump-sum turnkey	$600	$122,200	$122,800	$45,800	$357,300	$403,100
Other fixed-price	270,700	390,200	660,900	494,700	1,016,200	1,510,900
Reimbursable	3,992,500	122,800	4,115,300	6,117,700	147,400	6,265,100
Eliminations	(1,800)	(6,700)	(8,500)	(3,600)	(2,700)	(6,300)

Total	$4,262,000	$628,500	$4,890,500	$6,654,600	$1,518,200	$8,172,800

By Project Location:
North America	$541,800	$248,300	$790,100	$327,000	$715,600	$1,042,600
South America	150,100	83,900	234,000	26,400	97,300	123,700
Europe	592,400	239,100	831,500	768,200	618,000	1,386,200
Asia	1,082,300	56,500	1,138,800	1,735,600	85,700	1,821,300
Middle East	224,100	—	224,100	569,100	600	569,700
Australasia and other	1,671,300	700	1,672,000	3,228,300	1,000	3,229,300

Total	$4,262,000	$628,500	$4,890,500	$6,654,600	$1,518,200	$8,172,800

By Industry:
Power generation	$29,800	$510,600	$540,400	$69,200	$1,396,400	$1,465,600
Oil refining	1,923,500	—	1,923,500	1,763,000	—	1,763,000
Pharmaceutical	31,000	—	31,000	39,000	—	39,000
Oil and gas	1,768,300	—	1,768,300	3,319,500	—	3,319,500
Chemical/petrochemical	499,200	—	499,200	1,435,400	—	1,435,400
Power plant operation and maintenance	—	117,900	117,900	—	121,800	121,800
Environmental	5,200	—	5,200	13,100	—	13,100
Other, net of eliminations	5,000	—	5,000	15,400	—	15,400

Total	$4,262,000	$628,500	$4,890,500	$6,654,600	$1,518,200	$8,172,800

Backlog, measured in terms of Foster Wheeler Scope
Total	$1,758,300	$615,800	$2,374,100	$1,817,900	$1,505,400	$3,323,300

E&C Man-hours in Backlog (in thousands)
Total	15,200		15,200	13,500		13,500

          The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in increases of $326,300 and $102,600, respectively, as of June 30, 2009 as compared to fiscal year end 2008.
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
          A full discussion of our critical accounting policies and estimates is included in our 2008 Form 10-K. We did not have a significant change to the application of our critical accounting policies and estimates during the first fiscal six months of 2009.

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
          In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 requires an enterprise to qualitatively assess the determination of the primary beneficiary (or “consolidator”) of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS No. 167 changes the consideration of kick-out rights, which are the ability to remove the enterprise with the power to direct the activities of a VIE, in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. In contrast to prior guidance, SFAS No. 167 requires an ongoing reconsideration of the primary beneficiary. SFAS No. 167 also amends the events that trigger a reassessment of whether an entity is a VIE. SFAS No. 167 is effective for financial statements issued for fiscal years beginning after November 15, 2009. We are currently assessing the impact that SFAS No. 167 may have on our consolidated financial statements and disclosures.
          In July 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB Accounting Standards CodificationTM (“Codification”) will become the sole source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative under U.S. GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will amend the references to U.S. GAAP in our disclosures accordingly beginning with our interim consolidated financial statements included in our fiscal third quarter of 2009 Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          During the fiscal quarter and six months ended June 30, 2009, there were no material changes in the market risks as described in our annual report on Form 10-K for the fiscal year ended December 26, 2008.
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
Changes in Internal Control over Financial Reporting
          There were no changes in our internal control over financial reporting in the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
          On September 12, 2008, we announced a share repurchase program pursuant to which we were authorized to repurchase up to $750,000 of the outstanding common shares of Foster Wheeler Ltd. Prior to the completion of the Redomestication, Foster Wheeler Ltd., as sole shareholder of Foster Wheeler AG, approved a share repurchase program pursuant to which Foster Wheeler AG is authorized to repurchase up to $264,773 of its outstanding registered shares and designate the repurchased shares for cancellation. The amount authorized for repurchase of registered shares under the Foster Wheeler AG program is equal to the amount that remained available for repurchases under the Foster Wheeler Ltd. program as of February 9, 2009, the date of the completion of the Redomestication. The Foster Wheeler AG program replaces the Foster Wheeler Ltd. program, and no further repurchases will be made under the Foster Wheeler Ltd. program. As noted in the table below, there were no purchases under our share repurchase program during the fiscal second quarter of 2009.

			Total Number of		Approximate
			Shares Purchased		Dollar Value of
			as Part of		Shares that May
		Average	Publicly		Yet Be Purchased
	Total Number of	Price Paid	Announced Plans		Under the Plans
Fiscal Month	Shares Purchased(1)	per Share	or Programs		or Programs
April 1, 2009 through April 30, 2009	—	$—	—
May 1, 2009 through May 31, 2009	—	—	—
June 1, 2009 through June 30, 2009	—	—	—

Total	—	$—	—	(2)	$264,773

(1)	During the fiscal second quarter of 2009, we did not repurchase any shares in open market transactions pursuant to our share repurchase program. We are authorized to repurchase up to $264,773 of our outstanding registered shares. The Foster Wheeler AG repurchase program, which replaced the Foster Wheeler Ltd. program as of February 9, 2009 (as described above), has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase programs.

(2)	As of June 30, 2009, an aggregate of 18,098,519 Foster Wheeler Ltd. common shares were purchased for a total of $485,227 since the inception of the Foster Wheeler Ltd. repurchase program announced on September 12, 2008. No further repurchases will be made under the Foster Wheeler Ltd. program. As of June 30, 2009, no repurchases have been made since the inception of the Foster Wheeler AG repurchase program on February 9, 2009, the date of the completion of the Redomestication.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          On May 6, 2009, we held an annual general meeting of shareholders. The voting results of the annual general meeting of shareholders were as follows:

				Broker
	For	Against	Abstentions	Non-Votes
1. Election of directors. (*)
a. Robert C. Flexon	86,463,410	3,926,943	240,913	0
b. Maureen B. Tart-Bezer	88,778,272	1,605,769	247,225	0
c. James D. Woods	88,457,762	1,928,503	245,001	0

2. Re-election of independent auditor – PricewaterhouseCoopers AG	89,412,209	1,027,985	191,072	0

3. Ratification of appointment of independent registered public accounting firm – PricewaterhouseCoopers LLP	89,020,862	1,426,537	183,867	0

*	In addition, the following directors continued to serve after the meeting: Eugene D. Atkinson, Steven J. Demetriou, Edward G. Galante, Stephanie Hanbury-Brown and Raymond J. Milchovich.
ITEM 5. OTHER INFORMATION
          None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibits

3.1	Articles of Association of Foster Wheeler AG. (Filed as Exhibit 3.1 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

3.2	Organizational Regulations of Foster Wheeler AG. (Filed as Exhibit 3.2 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

10.1	Employment Agreement, dated as of April 27, 2009, among Foster Wheeler Inc., Rakesh K. Jindal and Foster Wheeler International Corp.

10.2	Third Amendment to Foster Wheeler AG Omnibus Incentive Plan.

10.3	Foster Wheeler AG Omnibus Incentive Plan, Restated Effective as of February 9, 2009 (incorporating the First, Second, and Third Amendments).

23.1	Consent of Analysis, Research & Planning Corporation.

23.2	Consent of Peterson Risk Consulting LLC.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG (Registrant)
Date: August 5, 2009	/s/ Raymond J. Milchovich
Raymond J. Milchovich
Chairman and Chief Executive Officer

Date: August 5, 2009	/s/ Franco Baseotto
Franco Baseotto
Executive Vice President, Chief Financial Officer and Treasurer