Form 10-Q
period 2009-09-30
FOSTER WHEELER AG
filed 2009-11-04
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 127,025,033 registered shares (CHF 3.00 par value) were outstanding as of October 23, 2009.

FOSTER WHEELER AG
INDEX

Signatures	69

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	Fiscal Quarters Ended		Fiscal Nine Months Ended
	September 30,	September 26,	September 30,	September 26,
	2009	2008	2009	2008
Operating revenues	$1,216,379	$1,718,355	$3,789,703	$5,215,101
Cost of operating revenues	1,022,542	1,489,095	3,213,155	4,522,654

Contract profit	193,837	229,260	576,548	692,447

Selling, general and administrative expenses	75,881	74,831	214,153	218,771
Other income, net	(10,508)	(3,364)	(30,201)	(35,035)
Other deductions, net	6,722	13,528	19,707	25,120
Interest income	(2,701)	(12,457)	(7,799)	(35,155)
Interest expense	4,648	5,193	10,117	16,204
Net asbestos-related provision/(gain)	1,745	1,725	5,251	(30,738)

Income before income taxes	118,050	149,804	365,320	533,280
Provision for income taxes	22,061	21,050	67,625	104,683

Net income	95,989	128,754	297,695	428,597

Less: Net income attributable to noncontrolling interests	5,991	834	12,630	1,859

Net income attributable to Foster Wheeler AG	$89,998	$127,920	$285,065	$426,738

Earnings per share (see Note 1):
Basic	$0.71	$0.89	$2.26	$2.96

Diluted	$0.71	$0.88	$2.24	$2.94

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)
(unaudited)

	September 30,	December 26,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$962,133	$773,163
Short-term investments	3,645	2,448
Accounts and notes receivable, net:
Trade	548,879	608,994
Other	100,289	95,633
Contracts in process	276,011	241,135
Prepaid, deferred and refundable income taxes	31,514	31,667
Other current assets	34,830	37,146

Total current assets	1,957,301	1,790,186

Land, buildings and equipment, net	400,295	383,209
Restricted cash	22,427	22,737
Notes and accounts receivable — long-term	1,578	1,788
Investments in and advances to unconsolidated affiliates	219,253	210,776
Goodwill	72,310	62,165
Other intangible assets, net	59,155	59,874
Asbestos-related insurance recovery receivable	259,553	281,540
Other assets	76,046	82,223
Deferred tax assets	104,939	116,756

TOTAL ASSETS	$3,172,857	$3,011,254

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$23,226	$24,375
Accounts payable	290,553	365,347
Accrued expenses	281,483	303,813
Billings in excess of costs and estimated earnings on uncompleted contracts	680,579	750,233
Income taxes payable	58,733	44,846

Total current liabilities	1,334,574	1,488,614

Long-term debt	194,801	192,989
Deferred tax liabilities	61,292	66,114
Pension, postretirement and other employee benefits	308,034	320,959
Asbestos-related liability	325,401	355,779
Other long-term liabilities	162,174	157,933
Commitments and contingencies

TOTAL LIABILITIES	2,386,276	2,582,388

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	9,294	7,586
TOTAL TEMPORARY EQUITY	9,294	7,586

Equity:
Preferred shares:
$0.01 par value; authorized: September 30, 2009 - 0 shares and December 26, 2008 - 901,135 shares; issued and outstanding: September 30, 2009 - 0 shares and December 26, 2008 - 1,079 shares	—	—
Common shares:

$0.01 par value; authorized: September 30, 2009 - 0 shares and December 26, 2008 - 296,007,818 shares; issued and outstanding: September 30, 2009 - 0 shares and December 26, 2008 - 126,177,611 shares	—	1,262
Registered shares:

CHF 3.00 par value; authorized: September 30, 2009 - 190,166,065 shares; conditionally authorized: September 30, 2009 - 62,665,763 shares; issued and outstanding: September 30, 2009 - 126,958,108 shares	327,991	—
Paid-in capital	604,239	914,063
Retained earnings / (accumulated deficit)	257,090	(27,975)
Accumulated other comprehensive loss	(452,416)	(494,788)

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	736,904	392,562

Noncontrolling interests	40,383	28,718

TOTAL EQUITY	777,287	421,280

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$3,172,857	$3,011,254

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
CHANGES IN EQUITY
(in thousands of dollars)
(unaudited)

					Retained	Accumulated	Total Foster
					Earnings/	Other	Wheeler AG
	Preferred	Common	Registered	Paid-in	(Accumulated	Comprehensive	Shareholders’	Noncontrolling
	Shares	Shares	Shares	Capital	Deficit)	Loss	Equity	Interests	Total Equity

Fiscal Nine Months Ended September 30, 2009:
Balance at December 26, 2008	$—	$1,262	$—	$914,063	$(27,975)	$(494,788)	$392,562	$28,718	$421,280
Net income	—	—	—	—	285,065	—	285,065	12,630	297,695
Foreign currency translation adjustments	—	—	—	—	—	31,322	31,322	1,212	32,534
Net loss on derivative instruments designated as cash flow hedges, net of tax	—	—	—	—	—	(3,739)	(3,739)	—	(3,739)
Pension and other postretirement benefits, net of tax	—	—	—	—	—	14,789	14,789	(6)	14,783

Comprehensive Income (1)							327,437	13,836	341,273

Issuance of common shares upon exercise of share purchase warrants	—	—	—	9	—	—	9	—	9
Issuance of common shares upon vesting of restricted awards	—	1	—	(1)	—	—	—	—	—
Repurchase and retirement of shares	—	—	—	(28)	—	—	(28)	—	(28)
Cancellation of common shares and issuance of registered shares	—	(1,263)	326,070	(324,807)	—	—	—	—	—
Issuance of registered shares upon conversion of preferred shares	—	—	361	(361)	—	—	—	—	—
Issuance of registered shares upon exercise of stock options	—	—	33	244	—	—	277	—	277
Issuance of registered shares upon vesting of restricted awards	—	—	9	(9)	—	—	—	—	—
Issuance of registered shares upon exercise of share purchase warrants	—	—	1,518	955	—	—	2,473	—	2,473
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,171)	(2,171)
Share-based compensation expense-stock options and restricted awards	—	—	—	14,183	—	—	14,183	—	14,183
Excess tax benefit related to share-based compensation	—	—	—	(9)	—	—	(9)	—	(9)

Balance at September 30, 2009	$—	$—	$327,991	$604,239	$257,090	$(452,416)	$736,904	$40,383	$777,287

Fiscal Nine Months Ended September 26, 2008:
Balance at December 28, 2007	$—	$1,439	$—	$1,385,311	$(554,595)	$(261,114)	$571,041	$31,773	$602,814
Net income	—	—	—	—	426,738	—	426,738	1,859	428,597
Foreign currency translation adjustments	—	—	—	—	—	(19,490)	(19,490)	949	(18,541)
Net loss on derivative instruments designated as cash flow hedges, net of tax	—	—	—	—	—	(6)	(6)	—	(6)
Pension and other postretirement benefits, net of tax	—	—	—	—	—	11,164	11,164	—	11,164

Comprehensive Income (2)							418,406	2,808	421,214

Issuance of common shares upon exercise of share purchase warrants	—	1	—	398	—	—	399	—	399
Issuance of common shares upon exercise of stock options	—	1	—	2,594	—	—	2,595	—	2,595
Repurchase and retirement of shares	—	(13)	—	(50,014)	—	—	(50,027)	—	(50,027)
Issuance of common shares upon vesting of restricted awards	—	1	—	(1)	—	—	—	—	—
Issuance of common shares upon conversion of preferred shares	—	1	—	(1)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9,625)	(9,625)
Share-based compensation expense-stock options and restricted awards	—	—	—	8,436	—	—	8,436	—	8,436
Excess tax benefit related to share-based compensation	—	—	—	161	—	—	161	—	161

Balance at September 26, 2008	$—	$1,430	$—	$1,346,884	$(127,857)	$(269,446)	$951,011	$24,956	$975,967

[1]	Comprehensive income for the fiscal quarter ended September 30, 2009 for Foster Wheeler AG, noncontrolling interests and total equity were $105,615, $6,810, and $112,425, respectively.

[2]	Comprehensive income for the fiscal quarter ended September 26, 2008 for Foster Wheeler AG, noncontrolling interests and total equity were $88,528, $230, and $88,758, respectively.
See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Fiscal Nine Months Ended
	September 30,	September 26,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$297,695	$428,597
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	32,909	33,366
Net asbestos-related provision	5,251	5,175
Share-based compensation expense-stock options and restricted awards	15,891	10,600
Excess tax benefit related to share-based compensation	9	(161)
Deferred tax	12,409	5,499
Loss on sale of assets	565	831
Equity in the net earnings of partially-owned affiliates, net of dividends	312	(4,985)
Other noncash items	5	1,875
Changes in assets and liabilities:
Decrease/(increase) in receivables	81,590	(96,337)
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	(110,913)	40,047
Decrease in accounts payable and accrued expenses	(116,574)	(10,556)
Increase in income taxes payable	12,917	13,514
Net change in other assets and liabilities	(21,147)	(19,673)

Net cash provided by operating activities	210,919	407,792

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(8,883)	(14,856)
Change in restricted cash	705	(6,143)
Capital expenditures	(36,680)	(62,415)
Proceeds from sale of assets	903	718
Investments in and advances to unconsolidated affiliates	—	(4,429)
Return of investment from unconsolidated affiliates	—	2,330
Increase in short-term investments	(1,003)	—

Net cash used in investing activities	(44,958)	(84,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase and retirement of shares	(28)	(50,027)
Distributions to noncontrolling interests	(2,171)	(9,625)
Proceeds from share purchase warrants exercised	2,482	399
Proceeds from stock options exercised	277	2,595
Excess tax benefit related to share-based compensation	(9)	161
Proceeds from issuance of short-term debt	5,852	3,658
Repayment of short-term debt	(6,583)	—
Proceeds from issuance of long-term debt	1,865	25,030
Repayment of long-term debt and capital lease obligations	(5,380)	(9,387)

Net cash used in financing activities	(3,695)	(37,196)

Effect of exchange rate changes on cash and cash equivalents	26,704	(25,421)

Increase in cash and cash equivalents	188,970	260,380
Cash and cash equivalents at beginning of year	773,163	1,048,544

Cash and cash equivalents at end of period	$962,133	$1,308,924

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
     The fiscal year of Foster Wheeler AG ends on December 31 of each calendar year. Foster Wheeler AG’s fiscal quarters end on the last day of March, June and September. The fiscal year of Foster Wheeler Ltd., the parent company prior to the Redomestication, was the 52- or 53-week annual accounting period ending the last Friday in December for our U.S. operations and December 31 for non-U.S. operations and ended on December 26, 2008 for fiscal year 2008. The fiscal third quarter and nine months ended of Foster Wheeler Ltd. for the fiscal year ended December 26, 2008, which for reporting purposes is also the fiscal third quarter and nine months ended of Foster Wheeler AG for such fiscal year, ended on September 26, 2008.
     Foster Wheeler AG consolidated financial results for the third fiscal quarter represent the period from July 1, 2009 through September 30, 2009 and June 28, 2008 through September 26, 2008, in fiscal years 2009 and 2008, respectively. Foster Wheeler AG consolidated financial results for the first fiscal nine months represent the period from December 27, 2008 through September 30, 2009 and December 29, 2007 through September 26, 2008, in fiscal years 2009 and 2008, respectively. The consolidated financial results include our U.S. operations, which have a fiscal year that is the 52- or 53-week annual accounting period ending the last Friday in December, and our non-U.S. operations, which have a fiscal year ending on December 31. Although the fiscal year for our parent company is now December 31, the fiscal year and fiscal quarter ending dates for both our U.S. and non-U.S. operations were not impacted by the Redomestication.
     We have evaluated all subsequent events for adjustment to or disclosure in these consolidated financial statements through the issuance of these consolidated financial statements on November 4, 2009.
     In July 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards CodificationTM (“FASB ASC”) 105-10, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” FASB ASC 105-10, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009, established the FASB ASC as the sole source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The FASB ASC supersedes all non-SEC accounting and reporting standards. We have amended the references to U.S. GAAP in our disclosures accordingly beginning with our interim consolidated financial statements included in this quarterly report on Form 10-Q.
     The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in our annual report on Form 10-K for the fiscal year ended December 26, 2008 (“2008 Form 10-K”), filed with the Securities and Exchange Commission on February 24, 2009. The consolidated balance sheet as of December 26, 2008 was derived from the audited financial statements included in our 2008 Form 10-K, but does not include all the disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. Additionally, the presentation of our consolidated balance sheet as of December 26, 2008 reflects the adoption of SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (codified in FASB ASC 810-10-65), as described below. A summary of our significant accounting policies is presented below.
     Principles of Consolidation — The consolidated financial statements include the accounts of Foster Wheeler AG and all significant U.S. and non-U.S. subsidiaries as well as certain entities in which we have a controlling interest. Intercompany transactions and balances have been eliminated.
     We adopted FASB ASC 810-10-65 as of the beginning of fiscal year 2009. FASB ASC 810-10-65 amends the accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly referred to as “minority interest”) and for the deconsolidation of a subsidiary. Under FASB ASC 810-10-65, the noncontrolling interest in a subsidiary is reported as equity in the parent company’s consolidated financial statements. FASB ASC 810-10-65 also requires that the parent company’s consolidated statement of operations include both the parent and noncontrolling interest share of the subsidiary’s statement of operations. Formerly, the noncontrolling interest share was shown as a reduction of income on the parent’s consolidated statement of operations. FASB ASC 810-10-65 was applied prospectively as of the beginning of the fiscal year; however, presentation and disclosure requirements are applied retrospectively for all periods presented. Upon our adoption of FASB ASC 810-10-65, we (i) reclassified our minority interest liability to a separate section entitled “noncontrolling interests” within total equity on our consolidated balance sheet, which increased total equity by $28,718 as of December 26, 2008; (ii) removed minority interest expense from the determination of total net income on our consolidated statement of operations, which increased total net income by $834 and $1,859 for the fiscal quarter and nine months ended September 26, 2008, respectively; and (iii) included a reduction for net income attributable to noncontrolling interests in the determination of net income attributable to Foster Wheeler AG (as successor to Foster Wheeler Ltd. — please see Note 13 for further information related to the Redomestication) and earnings per share on the consolidated statement of operations, which corresponded to the net income and earnings per share figures previously reported.
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
     Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit. In the period in which a change in estimate is recognized, the cumulative impact of that change is recorded based on progress achieved through the period of change. There were 28 and 26 separate projects that had final estimated contract profit revisions whose impact on contract profit exceeded $1,000 during the first nine months of fiscal years 2009 and 2008, respectively. The changes in final estimated contract profit resulted in net increases of $11,520 and $47,520 to reported contract profit in the fiscal quarter and nine months ended September 30, 2009, respectively, relating to the revaluation of work performed on contracts in prior periods. The changes in final estimated contract profit resulted in net increases of $9,120 and $26,070 to reported contract profit in the fiscal quarter and nine months ended September 26, 2008, respectively, relating to the revaluation of work performed on contracts in prior periods. Please see Note 11 for further information related to changes in final estimated contract profit.
     Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims as additional contract revenue if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. These two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. As of September 30, 2009, our consolidated financial statements assumed recovery of commercial claims of $21,900, of which $100 has yet to be expended. As of December 26, 2008, our consolidated financial statements assumed recovery of commercial claims of $11,200, of which all was expended.
     In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. We had $700 of deferred pre-contract costs as of September 30, 2009 and no deferred pre-contract costs as of December 26, 2008.
     Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the corresponding service contracts.
     Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents of $748,350 and $622,907 were maintained by our non-U.S. entities as of September 30, 2009 and December 26, 2008, respectively. These entities require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, a portion of these funds may not be readily available for repatriation to U.S. entities.
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
     We test goodwill for impairment at the reporting unit level as defined in FASB ASC 350-20-35, “Intangibles — Goodwill and Other.” Our reporting units are defined as the components one level below our operating segments, as these components constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. Presently, goodwill exists in two of our reporting units — one within our Global Power Group business segment and one within our Global Engineering and Construction Group (“Global E&C Group”) business segment.
     The goodwill impairment test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is estimated based on discounted future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each fiscal year, we evaluate goodwill at each reporting unit to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. Intangible assets with determinable useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with FASB ASC 360-10, “Property, Plant and Equipment.”
     We had total goodwill of $72,310 and $62,165 as of September 30, 2009 and December 26, 2008, respectively. Of the $72,310 of goodwill as of September 30, 2009, $52,988 is related to one of our Global Power Group’s European reporting units and $19,322 is related to our Global E&C Group’s U.S. reporting unit. In fiscal year 2008, the estimated fair value of each of the reporting units were sufficiently in excess of their carrying values even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying values of goodwill was required.

     We had total unamortized identifiable intangible assets of $59,155 and $59,874 as of September 30, 2009 and December 26, 2008, respectively. Of the $59,155 of identifiable intangible assets as of September 30, 2009, $54,399 is related to our Global Power Group and $4,756 is related to our Global E&C Group. The following table details amounts relating to our identifiable intangible assets:

	September 30, 2009			December 26, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$39,370	$(24,486)	$14,884	$39,180	$(23,024)	$16,156
Trademarks	63,638	(23,982)	39,656	63,347	(22,543)	40,804
Customer relationships, pipeline and backlog	6,120	(1,505)	4,615	3,592	(678)	2,914

Total	$109,128	$(49,973)	$59,155	$106,119	$(46,245)	$59,874

     Amortization expense related to identifiable intangible assets, which is recorded within cost of operating revenues on the consolidated statement of operations, totaled $1,214 and $3,728 for the fiscal quarter and nine months ended September 30, 2009, respectively. Amortization expense totaled $1,157 and $3,454 for the fiscal quarter and nine months ended September 26, 2008, respectively. Amortization expense is expected to be approximately $5,100 in fiscal year 2009 and approximately $4,500 in each of the fiscal years 2010 through 2013.
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
     Fair Value Measurements — In the first fiscal quarter of 2008, we adopted SFAS 157 (codified in FASB ASC 820-10), “Fair Value Measurements and Disclosures”, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis for which the date of adoption was the beginning of the first fiscal quarter of 2009. FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

     Our financial assets and liabilities that are recorded at fair value consist primarily of the assets or liabilities arising from derivative financial instruments. We value our derivative financial instruments using broker quotations, or market transactions in either the listed or over-the-counter markets, resulting in fair value measurements using level 2 inputs as defined under the fair value hierarchy. See Note 7 for further information regarding our derivative financial instruments.
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
     Earnings per Share — Basic earnings per share is computed by dividing net income attributable to Foster Wheeler AG by the weighted-average number of shares outstanding during the reporting period, excluding non-vested restricted shares. There were no non-vested restricted shares as of September 30, 2009 and 82,980 non-vested restricted shares as of September 26, 2008. Restricted shares and restricted share units (collectively, “restricted awards”) are included in the weighted-average number of shares outstanding when such restricted awards vest.
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
     The computations of basic and diluted earnings per share were as follows:

	Fiscal Quarters Ended		Fiscal Nine Months Ended
	September 30,	September 26,	September 30,	September 26,
	2009	2008	2009	2008
Basic earnings per share:
Net income attributable to Foster Wheeler AG	$89,998	$127,920	$285,065	$426,738
Weighted-average number of shares outstanding for basic earnings per share	126,459,865	144,030,570	126,355,686	143,980,815

Basic earnings per share	$0.71	$0.89	$2.26	$2.96

Diluted earnings per share:
Net income attributable to Foster Wheeler AG	$89,998	$127,920	$285,065	$426,738
Weighted-average number of shares outstanding for basic earnings per share	126,459,865	144,030,570	126,355,686	143,980,815
Effect of dilutive securities:
Options to purchase shares	163,721	451,516	77,022	560,480
Warrants to purchase shares	440,826	558,564	465,028	589,065
Non-vested portion of restricted awards	335,442	158,946	171,917	219,571

Weighted-average number of shares outstanding for diluted earnings per share	127,399,854	145,199,596	127,069,653	145,349,931

Diluted earnings per share	$0.71	$0.88	$2.24	$2.94

     The following table summarizes the registered share equivalent of potentially dilutive securities that have been excluded from the denominator used in the calculation of diluted earnings per share due to their antidilutive effect:

	Fiscal Quarters Ended		Fiscal Nine Months Ended
	September 30,	September 26,	September 30,	September 26,
	2009	2008	2009	2008
Shares issuable under outstanding options not included in the computation of diluted earnings per share because the assumed proceeds were greater than the average share price for the period	2,146,939	526,600	2,441,968	478,221

     Share-Based Compensation Plans — Our share-based compensation plans are accounted for in accordance with the provisions of FASB ASC 718-10, “Compensation — Stock Compensation.” We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:
•	Expected volatility — we estimate the volatility of our share price at the date of grant using historical volatility adjusted for periods of unusual stock price activity.

•	Expected term — we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”

•	Risk-free interest rate — we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

•	Dividends — we use an expected dividend yield of zero because we have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends.

     We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	Fiscal Nine Months Ended
	September 30,	September 26,
	2009	2008
Expected volatility	69.92%	45.99%
Expected term	3.2 years	3.6 years
Risk-free interest rate	1.47%	2.16%
Expected dividend yield	0%	0%
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
     Recent Accounting Developments — In December 2008, the FASB issued FASB Staff Position No. FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (codified in FASB ASC 715-20-65-2). FASB ASC 715-20-65-2 will expand the disclosures regarding investments held by employer-sponsored defined benefit pension plans and other postretirement plans, with the purpose of providing additional information related to the valuation methodologies for these assets similar to disclosures regarding the valuation methodologies required by FASB ASC 820-10. Additionally, the standard will require disclosures on how investment allocation decisions are made as well as significant concentrations of risk within plan assets. FASB ASC 715-20-65-2 is effective for annual financial statements for fiscal years ending after December 15, 2009. We will amend our disclosures accordingly beginning with our consolidated financial statements included in our Annual Report on Form 10-K for fiscal year 2009.
     In June 2009, the FASB issued authoritative guidance which requires an enterprise to qualitatively assess the determination of the primary beneficiary (or “consolidator”) of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The guidance changes the consideration of kick-out rights, which are the ability to remove the enterprise with the power to direct the activities of a VIE, in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. In contrast to prior authoritative guidance, the new guidance requires an ongoing reconsideration of the primary beneficiary and also amends the events that trigger a reassessment of whether an entity is a VIE. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. We are currently assessing the impact that the guidance may have on our consolidated financial statements and disclosures.
     In August 2009, the FASB issued Accounting Standards Update No. (“ASU”) 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 supplements and amends the existing definition of fair value while reintroducing the concept of entry value (amount an entity would receive to enter into an identical liability) into the definition. Additionally, ASU 2009-05 clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of its fair value. ASU 2009-05 is effective for the first reporting period, including interim periods, beginning after August 2009. We are currently assessing the impact that ASU 2009-05 may have on our consolidated financial statements; however, we do not anticipate that it will have a material impact.

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
     Subsequent to the fiscal nine months ended September 30, 2009, we acquired substantially all of the assets of the Houston operations of Atlas Engineering, Inc., a privately held company, in October 2009 for a purchase price of approximately $21,000. The purchase price may be increased by an estimated $12,000 depending on the acquired company’s EBITDA over the first three years after the closing date. The acquired company is active in upstream oil and gas engineering services. The purchase price allocation and pro forma information for this acquisition were not material to our consolidated financial statements. This company’s financial results will be included within our Global E&C Group business segment.
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

	September 30, 2009		December 26, 2008
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Balance Sheet Data:
Current assets	$333,997	$32,048	$288,387	$66,991
Other assets (primarily buildings and equipment)	664,411	129,797	618,083	137,007
Current liabilities	99,915	15,933	63,227	26,319
Other liabilities (primarily long-term debt)	551,468	63,109	535,954	70,950
Net assets	347,025	82,803	307,289	106,729

	Fiscal Quarters Ended
	September 30, 2009		September 26, 2008
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Income Statement Data:
Total revenues	$84,074	$13,830	$122,068	$16,385
Gross earnings	28,574	7,813	24,079	10,590
Income before income taxes	23,640	6,752	17,280	9,017
Net earnings	11,918	5,605	(5,570)	7,485

	Fiscal Nine Months Ended
	September 30, 2009		September 26, 2008
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Income Statement Data:
Total revenues	$283,232	$47,176	$338,981	$68,459
Gross earnings	67,823	27,713	81,998	40,967
Income before income taxes	56,239	23,121	61,759	37,244
Net earnings	32,972	19,191	24,225	30,913
     Our equity in the net earnings of these partially-owned affiliates, which is recorded within other income, net on the consolidated statement of operations, totaled $8,664 and $25,555 for the fiscal quarter and nine months ended September 30, 2009, respectively, and $2,202 and $27,082 for the fiscal quarter and nine months ended September 26, 2008, respectively.
     Our investment in these equity affiliates, which is recorded within investments in and advances to unconsolidated affiliates on the consolidated balance sheet, totaled $206,989 and $200,352 as of September 30, 2009 and December 26, 2008, respectively. Distributions of $25,486 and $24,452 were received during the fiscal nine months ended September 30, 2009 and September 26, 2008, respectively.
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

     In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the Chilean project does not generate sufficient cash flow to make such payments. We are required to maintain the debt service reserve letter of credit during the term of the Chilean project’s debt, which matures in 2014. As of September 30, 2009, no amounts have been drawn under this letter of credit.
     Under the Chilean project’s operations and maintenance agreement, our subsidiary provides services for the management, operation and maintenance of the refinery/electric power generation facility. Our fees for these services were $2,116 and $6,348 for the fiscal quarter and nine months ended September 30, 2009, respectively, and $2,328 and $6,984 for the fiscal quarter and nine months ended September 26, 2008, respectively, and were recorded in operating revenues on our consolidated statement of operations. We had a receivable from our partially-owned affiliate in Chile of $2,985 and $12,615 recorded in trade accounts and notes receivable on our consolidated balance sheet as of September 30, 2009 and December 26, 2008, respectively.

4. Long-term Debt
     The following table shows the components of our long-term debt:

	September 30, 2009			December 26, 2008
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$1,236	$64,816	$66,052	$1,147	$64,641	$65,788
Special-Purpose Limited Recourse Project Debt:
Camden County Energy Recovery Associates	9,914	21,865	31,779	9,914	21,865	31,779
FW Power S.r.l.	5,563	93,598	99,161	4,562	88,750	93,312
Energia Holdings, LLC	3,187	13,239	16,426	4,675	16,426	21,101
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	19	—	19	19	—	19
1999C Bonds at 7.25% interest, due October 15, 2024	—	1,283	1,283	—	1,283	1,283
1999D Accretion Bonds at 7% interest, due October 15, 2009	323	—	323	307	—	307
Term Loan in China at 4.374% interest, due January 8, 2010	2,930	—	2,930	—	—	—
Term Loan in China at 6.57% interest, due December 29, 2008	—	—	—	3,654	—	3,654
Other	54	—	54	97	24	121

Total	$23,226	$194,801	$218,027	$24,375	$192,989	$217,364

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
     We had approximately $293,500 and $273,500 of letters of credit outstanding under this agreement as of September 30, 2009 and December 26, 2008, respectively. The letter of credit fees ranged from 1.50% to 1.60% of the outstanding amount, excluding a fronting fee of 0.125% per annum. There were no funded borrowings under this agreement as of September 30, 2009 or December 26, 2008.
     During the fiscal nine months ended September 30, 2009, one of our subsidiaries based in China, which is 52% owned by us and which we consolidate into our financial statements, repaid its outstanding term loan at the scheduled maturity date. Also during the fiscal nine months ended September 30, 2009, the same China based subsidiary entered into a new term loan for 20 million CNY (approximately $2,926 at the exchange rate in effect at the inception of the term loan) with an interest rate of 4.374% and which matures on January 8, 2010.
     The estimated fair values of our long-term debt were $226,662 and $227,866 as of September 30, 2009 and December 26, 2008, respectively. We estimate the fair value of our long-term debt (including current installments) based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.

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
     Defined Benefit Pension Plans — Our defined benefit pension plans cover certain full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation. The components of benefit cost/(income) for our pension plans were as follows:

	Fiscal Quarter Ended September 30, 2009				Fiscal Quarter Ended September 26, 2008
	United	United			United	United
	States	Kingdom	Other	Total	States	Kingdom	Other	Total
Net periodic benefit cost/(income):
Service cost	$—	$1,442	$166	$1,608	$—	$2,614	$177	$2,791
Interest cost	4,949	10,859	467	16,275	4,991	12,197	475	17,663
Expected return on plan assets	(4,280)	(8,836)	(313)	(13,429)	(6,035)	(11,976)	(388)	(18,399)
Amortization of transition (asset)/obligation	—	(14)	22	8	—	(14)	25	11
Amortization of prior service cost	—	2,049	5	2,054	—	1,233	5	1,238
Amortization of net actuarial loss	1,961	3,521	112	5,594	696	4,105	116	4,917

Net periodic benefit cost/(income)	2,630	9,021	459	12,110	(348)	8,159	410	8,221

Settlement charges*	—	—	100	100	—	—	—	—

Total net periodic benefit cost/(income)	$2,630	$9,021	$559	$12,210	$(348)	$8,159	$410	$8,221

Changes recognized in other comprehensive income:
Amortization of transition asset/(obligation)	$—	$14	$(22)	$(8)	$—	$14	$(25)	$(11)
Amortization of prior service cost	—	(2,049)	(5)	(2,054)	—	(1,233)	(5)	(1,238)
Amortization of net actuarial loss	(1,961)	(3,521)	(112)	(5,594)	(696)	(4,105)	(116)	(4,917)

Total recognized in other comprehensive income	$(1,961)	$(5,556)	$(139)	$(7,656)	$(696)	$(5,324)	$(146)	$(6,166)

	Fiscal Nine Months Ended September 30, 2009				Fiscal Nine Months Ended September 26, 2008
	United	United			United	United
	States	Kingdom	Other	Total	States	Kingdom	Other	Total
Net periodic benefit cost/(income):
Service cost	$—	$4,050	$476	$4,526	$—	$8,031	$536	$8,567
Interest cost	14,847	30,599	1,336	46,782	14,971	37,500	1,468	53,939
Expected return on plan assets	(12,839)	(24,895)	(879)	(38,613)	(18,106)	(36,815)	(1,252)	(56,173)
Amortization of transition (asset)/obligation	—	(37)	63	26	—	(43)	74	31
Amortization of prior service cost	—	5,775	13	5,788	—	3,792	15	3,807
Amortization of net actuarial loss	5,879	9,924	351	16,154	2,090	12,623	345	15,058

Net periodic benefit cost/(income)	7,887	25,416	1,360	34,663	(1,045)	25,088	1,186	25,229
Settlement charges*	—	—	291	291	—	—	644	644

Total net periodic benefit cost/(income)	$7,887	$25,416	$1,651	$34,954	$(1,045)	$25,088	$1,830	$25,873

Changes recognized in other comprehensive income:

Amortization of transition asset/(obligation)	$—	$37	$(63)	$(26)	$—	$43	$(74)	$(31)
Amortization of prior service cost	—	(5,775)	(13)	(5,788)	—	(3,792)	(15)	(3,807)
Amortization of net actuarial loss	(5,879)	(9,924)	(351)	(16,154)	(2,090)	(12,623)	(345)	(15,058)

Total recognized in other comprehensive income	$(5,879)	$(15,662)	$(427)	$(21,968)	$(2,090)	$(16,372)	$(434)	$(18,896)

*	Charges were recorded in accordance with the provisions of FASB ASC 715-30-35 related to the settlement of obligations to former employees in Canada of $100 and $291 in the fiscal quarter and nine months ended September 30, 2009, respectively, and $644 in the fiscal nine months ended September 26, 2008.

     The U.S. pension plans, which are frozen to new entrants and additional benefit accruals, and the Canadian, Finnish and French plans are non-contributory. The U.K. plan, which is closed to new entrants, is contributory.
     Based on the minimum statutory funding requirements for fiscal year 2009, we are not required to make mandatory contributions to our U.S. pension plans. We made mandatory and discretionary contributions totaling approximately $36,500 to our non-U.S. pension plans during the fiscal nine months ended September 30, 2009, which included discretionary contributions of approximately $17,600. Based on the minimum statutory funding requirements for fiscal year 2009, we expect to make mandatory and discretionary contributions totaling approximately $42,900 to our non-U.S. pension plans in fiscal year 2009.
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
     The components of benefit cost for our other postretirement plans, including the SIP, were as follows:

	Fiscal Quarters Ended		Fiscal Nine Months Ended
	September 30,	September 26,	September 30,	September 26,
	2009	2008	2009	2008
Net periodic postretirement benefit cost:
Service cost	$34	$35	$101	$106
Interest cost	1,219	1,156	3,656	3,470
Amortization of prior service credit	(1,157)	(1,165)	(3,470)	(3,496)
Amortization of net actuarial loss	211	117	634	350

Net periodic postretirement benefit cost	$307	$143	$921	$430

Changes recognized in other comprehensive income:

Amortization of prior service credit	$1,157	$1,165	$3,470	$3,496
Amortization of net actuarial loss	(211)	(117)	(634)	(350)

Total recognized in other comprehensive income	$946	$1,048	$2,836	$3,146

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

	Maximum	Carrying Amount of Liability
	Potential	September 30,	December 26,
	Payment	2009	2008
Environmental indemnifications	No limit	$8,900	$8,900
Tax indemnifications	No limit	$—	$—

     We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Fiscal Nine Months Ended
	September 30,	September 26,
Warranty Liability:	2009	2008
Balance at beginning of year	$99,400	$87,800
Accruals	21,200	34,900
Settlements	(2,000)	(5,000)
Adjustments to provisions	(6,200)	(15,200)

Balance at end of period	$112,400	$102,500

     We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $958,400 and $914,500 as of September 30, 2009 and December 26, 2008, respectively, primarily for performance guarantees. These balances include the standby letters of credit issued under the domestic senior credit agreement discussed in Note 4 and from other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.
     We have also guaranteed certain performance obligations in a Chilean refinery/electric power generation project in which we hold a noncontrolling equity interest. See Note 3 for further information.
7. Derivative Financial Instruments
     We are exposed to certain risks relating to our ongoing business operations. The risks managed by using derivative financial instruments relate primarily to foreign currency exchange rate risk and, to a significantly lesser extent, interest rate risk. Derivative financial instruments are recognized as assets or liabilities at fair value in our consolidated balance sheet, as required under FASB ASC 815, “Derivatives and Hedging.”

	Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Location within			Location within
	Consolidated	September 30,	December 26,	Consolidated	September 30,	December 26,
	Balance Sheet	2009	2008	Balance Sheet	2009	2008
Derivatives designated as hedging instruments
Interest rate swap contracts	Other assets	$—	$—	Other long-term liabilities	$8,132	$5,658
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	1,824	3,883	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	8,733	21,260
Foreign currency forward contracts	Other accounts receivable	63	—	Accounts payables	450	451

Total derivatives		$1,887	$3,883		$17,315	$27,369

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
     We seek to further mitigate any remaining foreign currency transaction exposures—such as anticipated purchases or revenues—through the use of foreign currency forward exchange contracts. We utilize foreign currency forward exchange contracts solely to hedge specific foreign currency exposures, whether or not those contracts qualify for hedge accounting under FASB ASC 815. Nearly all of our foreign currency forward contracts are used to hedge foreign currency exposures on our contracts on which we recognize revenues, costs and profits on the percentage-of-completion method. None of the foreign currency forward contracts met the requirements for hedge accounting under FASB ASC 815 during the first fiscal nine months of 2009 and 2008.
     As of September 30, 2009, our primary foreign currency forward exchange contracts were as follows:

	Currency	Hedged Foreign	Notional Amount of	Notional Amount of
	Hedged	Currency Exposure	Forward Buy Contracts	Forward Sell Contracts
Functional	(bought or sold	(in equivalent	(in equivalent	(in equivalent
Currency	forward)	U.S. dollars)	U.S. dollars)	U.S. dollars)
British pound	Euro	$852	$—	$852
	Australian dollar	13,808	—	13,808
	South African rand	4,464	—	4,464
	Thai baht	963	963	—
	U.S. dollar	44,755	1,322	43,433
Australian dollar	British pound	612	—	612
Canadian dollar	Euro	820	820	—
Chinese renminbi	Euro	5,378	—	5,378
	U.S. dollar	9,769	—	9,769
Euro	Swedish Kroner	5,937	5,937	—
	U.S. dollar	16,739	5,610	11,129
Polish zloty	Euro	32,411	1,607	30,804
Singapore dollar	British pound	1,394	—	1,394
U.S. dollar	Chinese renminbi	7,362	7,362	—
	Euro	481	481	—
	British pound	404	404	—
	Singapore dollar	55	55	—

	Total	$146,204	$24,561	$121,643

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

		Amount of Gain/(Loss) Recognized in Income on Derivative
	Location of Gain/(Loss)	Fiscal Quarters Ended		Fiscal Nine Months Ended
Derivatives Not Designated as Hedging	Recognized in Income on	September 30,	September 26,	September 30,	September 26,
Instruments under FASB ASC 815	Derivative	2009	2008	2009	2008
Foreign currency forward contracts	Cost of operating revenues	$1,352	$(2,550)	$6,690	$(1,239)
Foreign currency forward contracts	Other deductions, net	(76)	237	201	(87)

Total		$1,276	$(2,313)	$6,891	$(1,326)

     The mark-to-market adjustments on foreign currency forward exchange contracts for these unrealized gains or losses are primarily recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.
     During the fiscal nine months ended September 30, 2009 and September 26, 2008, we included net cash (outflows)/inflows on the settlement of derivatives of $(6,972) and $6,353, respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities in the consolidated statement of cash flows.
     Interest Rate Risk
     We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps was $49,800 as of September 30, 2009.
     Upon entering into the swap contracts, we designate the interest rate swaps as cash flow hedges in accordance with FASB ASC 815-30. We assess at inception, and on an ongoing basis, whether the interest rate swaps are highly effective in offsetting changes in the cash flows of the project debt. Consequently, we record the fair value of interest rate swap contracts in our consolidated balance sheet at each balance sheet date. Changes in the fair value of the interest rate swap contracts are recorded as a component of other comprehensive income.

			Location of Gain/(Loss)	Amount of Gain/(Loss)
			Reclassified from	Reclassified from
Derivatives in	Amount of Gain/(Loss)		Accumulated Other	Accumulated Other
Cash Flow Hedging	Recognized in Other		Comprehensive Loss into	Comprehensive Loss
Relationships	Comprehensive Income		Income	into Income
	Fiscal Quarters Ended			Fiscal Quarters Ended
	September 30,	September 26,		September 30,	September 26,
	2009	2008		2009	2008
Interest rate swap contracts	$(1,763)	$(2,265)	Interest expense	$—	$—

Total	$(1,763)	$(2,265)		$—	$—

	Fiscal Nine Months Ended			Fiscal Nine Months Ended
	September 30,	September 26,		September 30,	September 26,
	2009	2008		2009	2008
Interest rate swap contracts	$(2,474)	$28	Interest expense	$—	$—

Total	$(2,474)	$28		$—	$—

     The unrealized loss recognized in other comprehensive income on interest rate swap contracts of $1,763 and $2,474 do not include the related tax benefit of $485 and $680 for the fiscal quarter and nine months ended September 30, 2009, respectively. The unrealized (loss)/gain recognized in other comprehensive income on interest rate swap contracts of $(2,265) and $28 do not include the related tax benefit/(provision) of $623 and $(8) for the fiscal quarter and nine months ended September 26, 2008, respectively.

8. Share-Based Compensation Plans
     Our share-based compensation plans include both restricted awards and stock option awards. Compensation cost for our share-based plans of $5,036 and $15,891 was charged against income for the fiscal quarter and nine months ended September 30, 2009, respectively. The related income tax benefit recognized in the consolidated statement of operations was $114 and $335 for the fiscal quarter and nine months ended September 30, 2009, respectively. Compensation cost for our share-based plans of $3,956 and $10,600 was charged against income for the fiscal quarter and nine months ended September 26, 2008, respectively. The related income tax benefit recognized in the consolidated statement of operations was $82 and $240 for the fiscal quarter and nine months ended September 26, 2008, respectively. We received $277 and $2,595 in cash from stock option exercises under our share-based compensation plans for the fiscal nine months ended September 30, 2009 and September 26, 2008, respectively.
     As of September 30, 2009, we had $13,758 and $14,215 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those costs are expected to be recognized as expense over a weighted-average period of approximately 23 months.
     Our share-based compensation plans include a “change in control” provision, which provides for cash redemption of equity awards issued thereunder in certain limited circumstances. In accordance with Securities and Exchange Commission Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” we present the redemption amount of these equity awards as temporary equity on the consolidated balance sheet as the equity award is amortized during the vesting period. The redemption amount represents the intrinsic value, if any, of the equity award on the grant date. In accordance with FASB ASC 480-10-S99-3A, (formerly EITF Topic D-98, “Classification and Measurement of Redeemable Securities”), we do not adjust the redemption amount each reporting period unless and until it becomes probable that the equity awards will become redeemable (upon a change in control event). Upon vesting of the equity awards, we reclassify the intrinsic value of the equity awards, as determined on the grant date, to permanent equity. A reconciliation of temporary equity for the nine months ended September 30, 2009 is as follows:

Temporary equity as of December 26, 2008	$7,586

Compensation cost during the period for those equity awards with intrinsic value on the grant date	8,151
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(6,443)

Temporary equity as of September 30, 2009	$9,294

     Our articles of association provide for conditional capital of 63,207,957 registered shares for the issuance of registered shares under our share-based compensation plans, outstanding share purchase warrants and other convertible securities we may issue in the future. Conditional capital decreases upon issuance of registered shares upon exercise of outstanding stock options or vesting of restricted stock units, with an offsetting increase to our issued share capital. As of September 30, 2009, our remaining available conditional capital was 62,665,763 shares.
9. Share Purchase Warrants
     In connection with the equity-for-debt exchange consummated in 2004, Foster Wheeler Ltd. issued 4,152,914 Class A common share purchase warrants and 40,771,560 Class B common share purchase warrants. In connection with the Redomestication, Foster Wheeler AG assumed Foster Wheeler Ltd.’s obligations under the related warrant agreement and agreed to issue registered shares of Foster Wheeler AG upon exercise of outstanding warrants in accordance with their stated terms. See Note 13 for further information related to the Redomestication. Each Class A warrant entitled its owner to purchase 3.3682 registered shares at an exercise price of $4.689 per registered share thereunder, subject to the terms of the warrant agreement between the warrant agent and us. In connection with the Redomestication and in accordance with the terms of the warrant agreement, we extended the expiration date of our Class A warrants from September 24, 2009 to October 2, 2009 (the “extended maturity date”) as a result of the periods from January 27, 2009 until January 30, 2009 and February 3, 2009 until February 6, 2009 when the warrants were not exercisable. Each Class B warrant entitled its owner to purchase 0.1446 common shares of Foster Wheeler Ltd. at an exercise price of $4.689 per common share thereunder, subject to the terms and conditions of the warrant agreement between the warrant agent and Foster Wheeler Ltd. The Class B warrants were exercisable on or before September 24, 2007.

     Cumulatively through September 30, 2009, 4,129,114 Class A warrants and 38,730,407 Class B warrants have been exercised for a combined total of 20,257,670 common and registered shares. The number of registered shares issuable upon the exercise of the remaining outstanding Class A warrants was approximately 80,163 shares as of September 30, 2009. Registered shares are issued from conditional capital upon the exercise of the share purchase warrants. See Note 8 for further information. Subsequent to the fiscal nine months ended September 30, 2009, 19,869 Class A warrants were exercised for 66,925 registered shares and the remaining unexercised Class A warrants expired at their scheduled extended maturity date.
     The holders of the Class A warrants were not entitled to vote, to receive dividends or to exercise any of the rights of registered shareholders for any purpose until such warrants have been duly exercised. We maintained at all times during which the warrants were exercisable, a “shelf” registration statement relating to the issuance of registered shares underlying the warrants for the benefit of the warrant holders, subject to the terms of the registration rights agreement. An initial registration statement became effective on December 28, 2005 and a replacement registration statement was filed and became effective on December 5, 2008.
     Also in connection with the equity-for-debt exchange consummated in 2004, we entered into a registration rights agreement with certain selling security holders in which we agreed to file a registration statement to cover resales of our securities held by them immediately following the exchange offer. We filed a registration statement in accordance with this agreement on October 29, 2004. This registration statement initially became effective on December 23, 2004. Subject to the selling security holders providing us with necessary information in accordance with the registration rights agreement, we are required to keep effective a registration statement covering resales by such security holders until December 23, 2009 unless certain events occur to terminate our obligations under the registration rights agreement prior to that date. If we fail to maintain the registration statement as required or it becomes unavailable for more than two 45-day periods in any consecutive 12-month period, we are required to pay damages at a rate of $13.7 per day for each day that the registration statement is not effective. As of September 30, 2009, we maintained the registration statement throughout the consecutive 12-month period and have not incurred any damages under the registration rights agreement. We intend to continue to maintain the registration statement until December 23, 2009.
10. Income Taxes
     The tax provision for each year-to-date period is calculated by multiplying pretax income by the estimated annual effective tax rate for such period. Our effective tax rate can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of income taxed in various non-U.S. jurisdictions with rates different from the U.S. statutory rate, as a result of our inability to recognize a tax benefit for losses generated by certain unprofitable operations and as a result of the varying mix of income earned in the jurisdictions in which we operate. In addition, the provisions of FASB ASC 740-10-30, “Income Taxes”, requires us to reduce our deferred tax benefits by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of losses (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pretax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate. Conversely, in periods when operating units subject to a valuation allowance generate pretax losses, the corresponding increase in the valuation allowance has an unfavorable impact on our effective tax rate.

     First Fiscal Nine Months of 2009
     Our effective tax rate for the first fiscal nine months of 2009 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:
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
     First Fiscal Nine Months of 2008
     Our effective tax rate for the first fiscal nine months of 2008 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 12-percentage point reduction in the effective tax rate; and

•	A valuation allowance decrease because we recognized earnings in jurisdictions where we had a full valuation allowance, which contributed to an approximate six-percentage point reduction in the effective tax rate.
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
     Our subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and numerous non-U.S. jurisdictions around the world. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by jurisdiction. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in a number of jurisdictions may expire within 12 months from the balance sheet date. As a result, we expect recurring changes in unrecognized tax benefits due to the expiration of the statute of limitations, none of which are expected to be individually significant. With few exceptions, we are no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before fiscal year 2005.
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
     We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations. During the fiscal quarter ended September 30, 2009, we recorded net interest expense on unrecognized tax benefits of $302 and net penalties on unrecognized tax benefits of $624, which were net of previously accrued tax penalties that were ultimately not assessed of $48. During the fiscal nine months ended September 30, 2009, we recorded a net reduction of interest expense of $1,936, which was net of previously accrued interest expense that was ultimately not assessed of $3,133 and net penalties on unrecognized tax benefits of $1,048 which were net of previously accrued tax penalties that were ultimately not assessed of $839.

     During the fiscal quarter ended September 26, 2008, we recorded interest expense on unrecognized tax benefits of $564 and a net reduction in penalties on unrecognized tax benefits of $234, which were net of previously accrued tax penalties that were ultimately not assessed of $518. During the fiscal nine months ended September 26, 2008, we recorded interest expense on unrecognized tax benefits of $2,727 and a net reduction in penalties on unrecognized tax benefits of $1,874, which were net of previously accrued tax penalties that were ultimately not assessed of $3,518.
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
     A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group (1)
Fiscal Quarter Ended September 30, 2009:
Operating revenues (third-party)	$1,216,379	$1,009,352	$207,027	$—

EBITDA (2)	$128,170	$114,134	$39,589	$(25,553)

Add: Net income attributable to noncontrolling interests	5,991
Less: Interest expense	4,648
Less: Depreciation and amortization	11,463

Income before income taxes	118,050
Less: Provision for income taxes	22,061

Net income	95,989
Less: Net income attributable to noncontrolling interests	5,991

Net income attributable to Foster Wheeler AG	$89,998

Fiscal Quarter Ended September 26, 2008:
Operating revenues (third-party)	$1,718,355	$1,287,405	$430,950	$—

EBITDA (3)	$165,243	$122,828	$64,753	$(22,338)

Add: Net income attributable to noncontrolling interests	834
Less: Interest expense	5,193
Less: Depreciation and amortization	11,080

Income before income taxes	149,804
Less: Provision for income taxes	21,050

Net income	128,754
Less: Net income attributable to noncontrolling interests	834
Net income attributable to Foster Wheeler AG	$127,920

Fiscal Nine Months Ended September 30, 2009:
Operating revenues (third-party)	$3,789,703	$2,992,235	$797,468	$—

EBITDA (4)	$395,716	$326,044	$142,152	$(72,480)

Add: Net income attributable to noncontrolling interests	12,630
Less: Interest expense	10,117
Less: Depreciation and amortization	32,909

Income before income taxes	365,320
Less: Provision for income taxes	67,625

Net income	297,695
Less: Net income attributable to noncontrolling interests	12,630
Net income attributable to Foster Wheeler AG	$285,065

Fiscal Nine Months Ended September 26, 2008:
Operating revenues (third-party)	$5,215,101	$3,928,136	$1,286,965	$—

EBITDA (5)	$580,991	$412,976	$197,547	$(29,532)

Add: Net income attributable to noncontrolling interests	1,859
Less: Interest expense	16,204
Less: Depreciation and amortization	33,366

Income before income taxes	533,280
Less: Provision for income taxes	104,683

Net income	428,597
Less: Net income attributable to noncontrolling interests	1,859
Net income attributable to Foster Wheeler AG	$426,738

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	Includes in the fiscal quarter ended September 30, 2009: increased contract profit of $11,520 from the regular revaluation of final estimated contract profit*: $11,180 in our Global E&C Group and $340 in our Global Power Group; and a provision of $1,745 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.

(3)	Includes in the fiscal quarter ended September 26, 2008: increased/(decreased) contract profit of $9,120 from the regular revaluation of final estimated contract profit*: $12,750 in our Global E&C Group and $(3,630) in our Global Power Group; and a provision of $1,725 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.

(4)	Includes in the fiscal nine months ended September 30, 2009: increased contract profit of $47,520 from the regular revaluation of final estimated contract profit*: $43,990 in our Global E&C Group and $3,530 in our Global Power Group; and a provision of $5,251 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.

(5)	Includes in the fiscal nine months ended September 26, 2008: increased/(decreased) contract profit of $26,070 from the regular revaluation of final estimated contract profit*: $35,770 in our Global E&C Group and $(9,700) in our Global Power Group; a gain of $35,913 in our C&F Group on the settlement of coverage litigation with two asbestos insurance carriers; and a provision of $5,175 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.
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
     Operating revenues by industry were as follows:

	Fiscal Quarters Ended		Fiscal Nine Months Ended
	September 30,	September 26,	September 30,	September 26,
	2009	2008	2009	2008
Power generation	$187,954	$412,228	$749,110	$1,229,081
Oil refining	350,830	438,843	1,017,824	1,198,499
Pharmaceutical	15,482	21,267	50,086	55,376
Oil and gas	461,195	431,059	1,055,602	1,392,904
Chemical/petrochemical	165,638	365,460	819,320	1,196,405
Power plant operation and maintenance	30,006	32,128	81,915	98,034
Environmental	3,164	8,089	9,846	23,753
Other, net of eliminations	2,110	9,281	6,000	21,049

Total third-party revenues	$1,216,379	$1,718,355	$3,789,703	$5,215,101

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

     United States
     A summary of our U.S. claim activity is as follows:

	Number of Claims
	Fiscal Quarters Ended		Fiscal Nine Months Ended
	September 30,	September 26,	September 30,	September 26,
	2009	2008	2009	2008
Open claims at beginning of period	130,500	130,740	130,760	131,340
New claims	890	860	3,230	3,710
Claims resolved	(2,090)	(1,230)	(4,690)	(4,680)

Open claims at end of period	129,300	130,370	129,300	130,370

     We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through the fiscal third quarter of 2024. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

	September 30,	December 26,
	2009	2008
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$35,000	$38,200
Asbestos-related insurance recovery receivable	219,700	246,600

Total asbestos-related assets	$254,700	$284,800

Asbestos-related liabilities recorded within:
Accrued expenses	$58,100	$64,500
Asbestos-related liability	285,600	320,800

Total asbestos-related liabilities	$343,700	$385,300

     Since fiscal year-end 2004, we have worked with Analysis, Research & Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at year-end for the next 15 years. Based on its review of fiscal year 2008 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability be updated as of fiscal year-end 2008. Accordingly, we developed a revised estimate of our aggregate indemnity and defense costs through fiscal year-end 2023 considering the advice of ARPC. In the fiscal fourth quarter of 2008, we increased our liability for asbestos indemnity and defense costs through fiscal year-end 2023 to $385,300, which brought our liability to a level consistent with ARPC’s reasonable best estimate. Our estimated asbestos liability decreased during the fiscal nine months ended September 30, 2009 as a result of payments amounting to approximately $48,200, partially offset by an increase of $6,600 related to the rolling 15-year asbestos-related liability estimate.
     The amount paid for asbestos litigation, defense and case resolution was $14,200 and $48,200 for the fiscal quarter and nine months ended September 30, 2009, respectively, and $18,600 and $55,800 for the fiscal quarter and nine months ended September 26, 2008, respectively. During the fiscal quarter ended September 30, 2009, we received insurance proceeds in excess of our payments, which resulted in a net cash inflow of $400, while during the fiscal nine months ended September 30, 2009 our payments exceeded insurance proceeds received, which resulted in a net cash outflow of $16,800. In fiscal year 2008, proceeds from settlements with our insurers exceeded payments made by $10,600 and $21,800 in the fiscal quarter and nine months ended September 26, 2008, respectively. Through September 30, 2009, total cumulative indemnity costs paid were approximately $683,900 and total cumulative defense costs paid were approximately $308,700.
     As of September 30, 2009, total asbestos-related liabilities were comprised of an estimated liability of $132,800 relating to open (outstanding) claims being valued and an estimated liability of $210,900 relating to future unasserted claims through the fiscal third quarter of 2024.

     Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type - mesothelioma, lung cancer and non-malignancies — and the breakdown of known and future claims into disease type — mesothelioma, lung cancer or non-malignancies. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through the fiscal third quarter of 2024, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after the fiscal third quarter of 2024, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after the fiscal third quarter of 2024. Historically, defense costs have represented approximately 31.1% of total defense and indemnity costs.
     The overall historic average combined indemnity and defense cost per resolved claim through September 30, 2009 has been approximately $2.8. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.
     The asbestos-related asset recorded within accounts and notes receivable-other as of September 30, 2009 reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The recorded asbestos-related insurance recovery receivable includes an estimate of recoveries from insurers in the unsettled insurance coverage litigation (referred to below) based upon the application of New Jersey law to certain insurance coverage issues and assumptions relating to cost allocation and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers. Such amounts have not been discounted for the time value of money.
     Since fiscal year-end 2005, we have worked with Peterson Risk Consulting LLC, nationally recognized experts in the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimates including the expected timing of payments and allocation methodology assumptions we provided them, Peterson Risk Consulting LLC provided an analysis of the unsettled insurance asset as of September 30, 2009. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset as of September 30, 2009.
     As of September 30, 2009, we estimated the value of our unsettled asbestos insurance asset related to ongoing litigation in New York state court with our subsidiaries’ insurers at $25,900. The litigation relates to the amounts of insurance coverage available for asbestos-related claims and the proper allocation of the coverage among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.
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
     In the fiscal nine months ended September 26, 2008, our subsidiaries reached agreements to settle their disputed asbestos-related insurance coverage with two insurers. As a result of these settlements, both of which occurred prior to the third fiscal quarter, we increased our asbestos-related insurance asset and recorded a gain of $35,900 in the fiscal nine months ended September 26, 2008. There were no settlements with insurers during the fiscal nine months ended September 30, 2009.

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
     Based on the fiscal year-end 2008 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $59,800 and the impact on expense would be dependent upon available insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge in the statement of operations in the range of approximately 70% to 80% of the increase in the liability. Long-term cash flows would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of this 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries would decline.
     We had net cash outflows of $16,800 as a result of asbestos liability indemnity payments and defense costs in excess of insurance settlement proceeds during the fiscal nine months ended September 30, 2009. We expect to fund a total of $26,300 of the asbestos liability indemnity and defense costs from our cash flows in fiscal year 2009, net of the cash expected to be received from existing insurance settlements. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.
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

     United Kingdom
     Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 926 claims have been brought against our U.K. subsidiaries of which 371 remained open as of September 30, 2009. None of the settled claims has resulted in material costs to us.
     As of September 30, 2009, we had recorded total liabilities of $42,900 comprised of an estimated liability relating to open (outstanding) claims of $8,600 and an estimated liability relating to future unasserted claims through the fiscal third quarter of 2024 of $34,300. Of the total, $3,100 was recorded in accrued expenses and $39,800 was recorded in asbestos-related liability on the consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $3,100 was recorded in accounts and notes receivable-other and $39,800 was recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability and related asset recorded in the U.K. would be approximately $57,900.
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

     Power Plant Arbitration — Eastern Europe
     In June 2006, we commenced arbitration against a client seeking final payment for our services in connection with two power plants that we designed and built in Eastern Europe. The dispute primarily concerns whether we are liable to the client for liquidated damages (“LDs”) under the contract for delayed completion of the projects. The client contends that it is owed LDs, limited under the contract at approximately €37,600 (approximately $54,900 at the exchange rate in effect as of September 30, 2009), and is retaining as security for these LDs approximately €22,000 (approximately $32,100 at the exchange rate in effect as of September 30, 2009) in contract payments otherwise due to us for work performed. The client contends that it is owed an additional €6,900 (approximately $10,100 at the exchange rate in effect as of September 30, 2009) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects, the cost to relocate a piece of equipment on one of the projects and the cost of various warranty repairs and punch list work. We are seeking payment of the €22,000 (approximately $32,100 at the exchange rate in effect as of September 30, 2009 and which is recorded within contracts in process on the consolidated balance sheet) in retention that is being held by the client for LDs, plus approximately €4,900 (approximately $7,200 at the exchange rate in effect as of September 30, 2009) in interest on the retained funds, as well as approximately €9,100 (approximately $13,300 at the exchange rate in effect as of September 30, 2009) in additional compensation for extra work performed beyond the original scope of the contracts and the client’s failure to procure the required property insurance for the project, which should have provided coverage for some of the damages we incurred on the project related to turbine repairs. In October 2008, a liability award by the arbitration panel in our favor was received. The award includes amounts that are “fixed” and amounts that require substantiation at a hearing on damages. The damage hearing took place in September 2009. The arbitration panel’s award is pending. With estimated interest, we believe the fixed amount awarded will be in line with our previously estimated recovery.
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
     We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in proxy statements, quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K filed with the SEC.
Overview
     We operate through two business groups — the Global Engineering & Construction Group, which we refer to as our Global E&C Group, and our Global Power Group. In addition to these two business groups, we also report corporate center expenses and expenses related to certain legacy liabilities, such as asbestos, in the Corporate and Finance Group, which we refer to as the C&F Group.
     Since fiscal year 2007, we have been exploring acquisitions within the engineering and construction industry to strategically complement or expand on our technical capabilities or access to new market segments. During the second fiscal quarter of 2009, we acquired substantially all of the assets of the offshore engineering division of OPE Holdings Ltd., a Canadian company that is listed on the TSX Venture Exchange and which we refer to as OPE. Subsequent to the fiscal nine months ended September 30, 2009, we acquired substantially all of the assets of the Houston operations of Atlas Engineering, Inc., a privately held company, in October 2009. Both of these acquisitions expand our upstream oil and gas engineering services capabilities. We are also exploring acquisitions within the power industry to complement our product offering. However, there is no assurance that we will consummate acquisitions in the future.
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
     Results for the Fiscal Third Quarter and Nine Months ended September 30, 2009
     Our consolidated operating revenues decreased 29% to $1,216,400 in the third fiscal quarter of 2009, as compared to $1,718,400 in the corresponding period in fiscal year 2008. The decrease in operating revenues in the third fiscal quarter of 2009 reflects decreased flow-through revenues (described below) of $139,700 (representing 28% of the decrease in consolidated operating revenues), the foreign currency translation impact of the decline in the value of the British pound and Euro relative to the U.S. dollar and a decrease in the volume of business. Our consolidated operating revenues decreased approximately 29% excluding the impact of the change in flow-through revenues and foreign currency translation rates when comparing the third fiscal quarter of 2009 to the corresponding period of fiscal year 2008.
     Our consolidated operating revenues decreased 27% to $3,789,700 in the first fiscal nine months of 2009, as compared to $5,215,100 in the first fiscal nine months of 2008. The decrease in operating revenues in the first fiscal nine months of 2009 reflects decreased flow-through revenues (described below) of $658,100 (representing 46% of the decrease in consolidated operating revenues), the foreign currency translation impact of the decline in the value of the British pound and Euro relative to the U.S. dollar and a decrease in the volume of business. Our consolidated operating revenues decreased approximately 16% excluding the impact of the change in flow-through revenues and foreign currency translation rates when comparing the first fiscal nine months of 2009 to the corresponding period of fiscal year 2008.
     Net income attributable to Foster Wheeler AG was $90,000 in the fiscal third quarter of 2009, compared to $127,900 in the corresponding period in fiscal year 2008. Net income attributable to Foster Wheeler AG for the fiscal third quarter of 2009, compared to the corresponding period of 2008, was unfavorably impacted by the following:
•	Decreased contract profit of $35,400 in the fiscal third quarter of 2009, compared to the corresponding period of fiscal year 2008. Please refer to the section entitled “—Results of Operations-Contract Profit” below for further discussion.

•	An increase in selling, general and administrative expenses of $1,100, which includes increased pension costs of $3,000 related to our U.S. pension plans, which are frozen to new entrants and additional benefit accruals, during the fiscal third quarter of 2009, compared to the corresponding period in fiscal year 2008. Please refer to the section entitled “—Results of Operations-Selling, General and Administrative (SG&A) Expenses” below for further discussion.

•	A decrease in interest income of $9,800 for the fiscal third quarter of 2009, compared to the corresponding period of fiscal year 2008. Please refer to the section entitled “—Results of Operations-Interest Income” below for further discussion.

•	An increase in our effective tax rate of 4.6% during the fiscal third quarter of 2009 when compared to the corresponding period in fiscal year 2008, primarily driven by the level of income earned in jurisdictions where we have valuation allowances. Please refer to the section entitled “—Results of Operations-Provision for Income Taxes” below for further discussion.
The impact of the above items was partially offset by the following:
•	A net increase in equity earnings in certain of our equity interest projects of $6,400 for the fiscal third quarter of 2009, compared to the corresponding period of fiscal year 2008. Please refer to the section entitled “—Results of Operations-Other Income, net” below for further discussion.
     Net income attributable to Foster Wheeler AG was $285,100 in the first fiscal nine months of 2009, compared to $426,700 in the corresponding period in fiscal year 2008. Net income attributable to Foster Wheeler AG for the first fiscal nine months of 2009, compared to the corresponding period of 2008, was unfavorably impacted by the following:
•	Decreased contract profit of $115,900 in the first fiscal nine months of 2009, compared to the corresponding period of fiscal year 2008. Please refer to the section entitled “—Results of Operations-Contract Profit” below for further discussion.
•	A decrease in equity earnings in certain of our equity interest projects of $1,600 for the first fiscal nine months of 2009, compared to the corresponding period of fiscal year 2008. Please refer to the section entitled “—Results of Operations-Other Income, net” below for further discussion.
•	A decrease in interest income of $27,400 for the first fiscal nine months of 2009, compared to the corresponding period of fiscal year 2008. Please refer to the section entitled “—Results of Operations-Interest Income” below for further discussion.

•	A decrease in income as a result of a net change of $36,000 in asbestos-related provision/(gain) during the first fiscal nine months of 2009, compared to the corresponding period of fiscal year 2008. Please refer to the section entitled “—Results of Operations-Net Asbestos-Related Provision/(Gain)” below for further discussion.
The impact of the above items was partially offset by the following:
•	A decrease in selling, general and administrative expenses of $4,600, which is net of increased pension costs of $8,900 related to our U.S. pension plans, which are frozen to new entrants and additional benefit accruals, during the first fiscal nine months of 2009, compared to the corresponding period in fiscal year 2008. Please refer to the section entitled “—Results of Operations-Selling, General and Administrative (SG&A) Expenses” below for further discussion.
•	A decrease in our effective tax rate of 1.1% during the first fiscal nine months of 2009 when compared to the corresponding period in fiscal year 2008, primarily resulting from changes in unrecognized tax benefits as a result of audit settlements and the expiration of the statute of limitations in various jurisdictions. Please refer to the section entitled “—Results of Operations-Provision for Income Taxes” below for further discussion.
          We generated net cash from operating activities of $210,900 in the first fiscal nine months of 2009, as compared to $407,800 in the corresponding period in fiscal year 2008.
          Additional metrics included the following:

	Fiscal Quarters Ended
	September 30,	June 30,	September 26,
	2009	2009	2008
New orders, measured in future revenues	$900,900	$933,800	$1,390,300

	As of
	September 30,	June 30,	December 26,
	2009	2009	2008
Backlog of unfilled orders, measured in future revenues	$4,633,100	$4,890,500	$5,504,400
Backlog, measured in Foster Wheeler scope*	$2,195,000	$2,374,100	$2,539,300
E&C man-hours in backlog (in thousands)	13,300	15,200	12,600

*	As defined in the section entitled “—Backlog and New Orders” within Item 2.
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

          In our Global Power Group business, new order activity was unfavorably affected by several trends beginning in fiscal year 2008 and continuing during fiscal year 2009. These trends include weakness in the global economy and its impact on the near-term growth in demand for electricity, political and environmental sensitivity regarding coal-fired steam generators, credit concerns among certain clients and the recent sharp decline in natural gas prices, which increased the attractiveness of that fuel, in relation to coal, for the generation of electricity. The challenges and drivers for our Global Power Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global Power Group-Overview of Segment” within this Item 2.
New Orders
          Our Global E&C Group’s new orders, measured in future revenues, were $688,800 in the fiscal third quarter of 2009, which decreased as compared to $847,700 in the fiscal second quarter of 2009 and $955,200 in the fiscal third quarter of 2008. These new orders are inclusive of flow-through revenues, as defined below, of $333,400, $335,700 and $290,900 for the fiscal third quarter of 2009, fiscal second quarter of 2009 and fiscal third quarter of 2008, respectively.
          Our Global Power Group’s new orders were $212,100 in the fiscal third quarter of 2009, which increased as compared to $86,100 in the fiscal second quarter of 2009 and decreased compared to $435,100 in the fiscal third quarter of 2008. Our new orders during the fiscal third quarter of 2009 were impacted by the continuation of delays and cancellations of prospective projects occurring in the power markets that we serve.
Results of Operations:
     Operating Revenues:

	September 30,	September 26,
	2009	2008	$ Change	% Change
Fiscal quarters ended	$1,216,379	$1,718,355	$(501,976)	(29.2)%
Fiscal nine months ended	$3,789,703	$5,215,101	$(1,425,398)	(27.3)%
          The composition of our operating revenues varies from period to period based on the portfolio of contracts in execution during any given period. Our operating revenues are therefore dependent on our portfolio of contracts, the strength of the various geographic markets and industries we serve and our ability to address those markets and industries.
          The geographic dispersion of our consolidated operating revenues for the fiscal quarters and nine months ended September 30, 2009 and September 26, 2008 based upon where our projects are being executed, were as follows:

	Fiscal Quarters Ended				Fiscal Nine Months Ended
	September 30,	September 26,			September 30,	September 26,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Asia	$287,343	$418,105	$(130,762)	(31.3)%	$1,118,225	$1,152,835	$(34,610)	(3.0)%
Australasia *	425,442	401,255	24,187	6.0%	941,380	1,277,205	(335,825)	(26.3)%
Europe	239,595	370,629	(131,034)	(35.4)%	817,455	1,086,363	(268,908)	(24.8)%
Middle East	76,673	189,280	(112,607)	(59.5)%	294,679	776,520	(481,841)	(62.1)%
North America	127,888	304,590	(176,702)	(58.0)%	455,634	803,628	(347,994)	(43.3)%
South America	59,438	34,496	24,942	72.3%	162,330	118,550	43,780	36.9%

Total	$1,216,379	$1,718,355	$(501,976)	(29.2)%	$3,789,703	$5,215,101	$(1,425,398)	(27.3)%

*	Australasia primarily represents Australia, New Zealand and the Pacific Islands.
          The decrease in operating revenues in the fiscal third quarter and nine months ended September 30, 2009, compared to the corresponding periods of fiscal year 2008, were driven by decreased flow-through revenues (described below), the foreign currency translation impact of the decline in the value of the British pound and Euro relative to the U.S. dollar and decreased volume of business. Our consolidated operating revenues decreased approximately 29% and 16% excluding the impact of the change in flow-through revenues and foreign currency translation rates when comparing the fiscal third quarter and nine months ended September 30, 2009, respectively, to the corresponding periods of fiscal year 2008.

          Our Global E&C Group’s operating revenues in the fiscal third quarter and nine months ended September 30, 2009 included $510,200 and $1,570,500, respectively, of flow-through revenues. Flow-through revenues in the fiscal third quarter and nine months ended September 30, 2009 decreased by $139,800 and $658,100, respectively, compared to the corresponding periods in fiscal year 2008, representing 50% and 70%, respectively, of the decreases in our Global E&C Group’s operating revenues. Flow-through revenues and costs result when we purchase materials, equipment or third-party services on behalf of our customer on a reimbursable basis with no profit on the materials, equipment or third-party services and where we have the overall responsibility as the contractor for the engineering specifications and procurement or procurement services for the materials, equipment or third-party services included in flow-through costs. Flow-through revenues and costs do not impact contract profit or net earnings.
          Our Global E&C Group’s operating revenues in the fiscal third quarter and nine months ended September 30, 2009 decreased approximately 14% and 4%, respectively, excluding the impact of the change in flow-through revenues and foreign currency translation rates, compared to the corresponding periods of fiscal year 2008. Please refer to the section entitled, “—Business Segments” within this Item 2 for a discussion of our view of the market outlook for our Global E&C Group.
          Our Global Power Group, which predominantly serves the power generation industry, experienced decreases in operating revenues during the fiscal third quarter and nine months ended September 30, 2009 of $223,900 and $489,500, respectively, compared to the corresponding periods of fiscal year 2008, which represented 45% and 34%, respectively, of the decreases in our consolidated operating revenues. Our Global Power Group’s operating revenues in the fiscal third quarter and nine months ended September 30, 2009 decreased approximately 50% and 32%, respectively, excluding the impact of the change in foreign currency translation rates compared to the corresponding periods of fiscal year 2008. Please refer to the section entitled “—Business Segments” within this Item 2 for further information.
     Contract Profit:

	September 30,	September 26,
	2009	2008	$ Change	% Change
Fiscal quarters ended	$193,837	$229,260	$(35,423)	(15.5)%
Fiscal nine months ended	$576,548	$692,447	$(115,899)	(16.7)%
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
          The decrease in contract profit in the fiscal third quarter of 2009, compared to the corresponding period of fiscal year 2008, resulted primarily from the net impact of the following:
•	Our Global E&C Group experienced decreased contract profit mainly attributable to a foreign currency translation impact of approximately $12,000 which was primarily driven by the decline in value of the British pound and Euro relative to the U.S. dollar. Excluding the foreign currency translation impact, contract profit decreased slightly driven by the decreased volume of operating revenues, excluding the impact of the change in flow-through revenues and foreign currency translation rates described above, partially offset by increased contract profit margins.
•	Our Global Power Group experienced decreased contract profit mainly attributable to decreased volume of operating revenues and a foreign currency translation impact of approximately $4,700 which was primarily driven by the decline in value of the Euro and Polish Zloty relative to the U.S. dollar, partially offset by increased contract profit margins.

          The decrease in contract profit in the first fiscal nine months of 2009, compared to the corresponding period of fiscal year 2008, resulted primarily from the net impact of the following:
•	Our Global E&C Group experienced decreased contract profit mainly attributable to a foreign currency translation impact of approximately $55,100 which was primarily driven by the decline in value of the British pound and Euro relative to the U.S. dollar. Excluding the foreign currency translation impact, contract profit decreased driven by decreased volume of operating revenues, excluding the impact of the change in flow-through revenues and foreign currency translation rates described above, while contract profit margins remained relatively unchanged.
•	Our Global Power Group experienced decreased contract profit mainly attributable to a decreased volume of operating revenues, a foreign currency translation impact of approximately $12,400 which was primarily driven by the decline in value of the Euro and Polish Zloty relative to the U.S. dollar and a $7,500 commitment fee received in the fiscal first quarter of 2008 for a contract that our Global Power Group was not awarded, partially offset by increased contract profit margins, excluding the commitment fee noted above.
          Please refer to the section entitled “—Business Segments” within this Item 2 for further information.
     Selling, General and Administrative (SG&A) Expenses:

	September 30,	September 26,
	2009	2008	$ Change	% Change
Fiscal quarters ended	$75,881	$74,831	$1,050	1.4%
Fiscal nine months ended	$214,153	$218,771	$(4,618)	(2.1)%
          SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.
          The increase in SG&A expenses in the fiscal third quarter of 2009, compared to the corresponding period in fiscal year 2008, resulted from an increase in general overhead costs of $1,000, which includes increased pension costs of $3,000 related to our U.S. pension plans, which are frozen to new entrants and additional benefit accruals, while sales pursuit and research and development costs were relatively unchanged.
          The decrease in SG&A expenses in the first fiscal nine months of 2009, compared to the corresponding period in fiscal year 2008, resulted from decreases in general overhead costs of $3,000, which is net of increased pension costs of $8,900 related to our U.S. pension plans, which are frozen to new entrants and additional benefit accruals, and sales pursuit costs of $1,600, while research and development costs were relatively unchanged.
     Other Income, net:

	September 30,	September 26,
	2009	2008	$ Change	% Change
Fiscal quarters ended	$10,508	$3,364	$7,144	212.4%
Fiscal nine months ended	$30,201	$35,035	$(4,834)	(13.8)%
          Other income, net in the fiscal third quarter of 2009 consisted primarily of $8,300 in equity earnings generated from our investments, primarily from our ownership interests in build, own and operate projects in Italy and Chile. The increase in other income, net in the fiscal third quarter of 2009, compared to the corresponding period of fiscal year 2008, resulted primarily from the net impact of the following:
•	An increase in equity earnings of $7,300 in our Global E&C Group’s projects in Italy, which included the impact of the following:
•	A $5,500 decrease in equity earnings in the fiscal third quarter of 2008, as a result of a change in tax rates to those projects for periods prior to the fiscal third quarter of 2008.
•	A $700 increase in equity earnings in the fiscal third quarter of 2009 related to a new project which commenced operation subsequent to the fiscal third quarter of 2008.

•	A decrease in equity earnings in our Global Power Group’s project in Chile of $900 which was primarily due to a decrease in the average electric tariff rates when compared to the average electric tariff rates in effect during the fiscal third quarter of 2008.
          Other income, net in the first fiscal nine months of 2009 consisted primarily of $25,800 in equity earnings generated from our investments, primarily from our ownership interests in build, own and operate projects in Italy and Chile. The decrease in other income, net in the first fiscal nine months of 2009, compared to the corresponding period of fiscal year 2008, resulted primarily from the net impact of the following:
•	An increase in equity earnings of $3,700 in our Global E&C Group’s projects in Italy, which included the impact of the following:
•	A $4,400 decrease in equity earnings in the first fiscal nine months of 2008, as a result of a change in tax rates to those projects for periods prior to the first fiscal nine months of 2008.
•	A $2,200 increase in equity earnings in the first fiscal nine months of 2009 related to a new project which commenced operation subsequent to the first fiscal nine months of 2008.
•	A decrease in equity earnings in our Global Power Group’s project in Chile of $5,300 which included a $4,500 decrease in equity earnings related to a decrease in the average electric tariff rates when compared to the average electric tariff rates in effect during the first fiscal nine months of 2008.
•	A $1,600 gain from an insurance settlement in the first fiscal nine months of 2008.
     Other Deductions, net:

	September 30,	September 26,
	2009	2008	$ Change	% Change
Fiscal quarters ended	$6,722	$13,528	$(6,806)	(50.3)%
Fiscal nine months ended	$19,707	$25,120	$(5,413)	(21.5)%
          Other deductions, net in the fiscal third quarter of 2009 consisted primarily of $2,900 of legal fees, $1,100 of consulting fees, $800 of bank fees, $600 in net penalties on unrecognized tax benefits, which were net of previously accrued tax penalties that were ultimately not assessed, and $300 of net foreign exchange losses. Net foreign exchange losses include the net amount of transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of our subsidiaries.
          Other deductions, net in the fiscal third quarter of 2008 consisted primarily of $4,500 of foreign exchange losses, $4,300 of legal fees, a $2,200 impairment charge related to an investment in a power project development in Italy carried at cost, $1,200 of bank fees and a $800 loss on the sale of fixed assets, partially offset by a $200 reduction in net penalties on unrecognized tax benefits, which included $500 of previously accrued tax penalties that were ultimately not assessed.
          Other deductions, net in the first fiscal nine months of 2009 consisted primarily of $10,200 of legal fees, $3,100 of consulting fees, $2,700 of bank fees, $1,000 in net penalties on unrecognized tax benefits, which included $800 of previously accrued tax penalties that were ultimately not assessed, a $700 provision for dispute resolution and environmental remediation costs and a $600 loss on the sale of fixed assets, partially offset by $1,200 of net foreign exchange gains.
          Other deductions, net in the first fiscal nine months of 2008 consisted primarily of $16,900 of legal fees, $3,400 of bank fees, an $1,800 provision for dispute resolution and environmental remediation costs, $1,100 of consulting fees and a $800 loss on the sale of fixed assets, partially offset by $2,000 of foreign exchange gains and a $1,900 reduction in net penalties on unrecognized tax benefits, which included $3,500 of previously accrued tax penalties that were ultimately not assessed.

     Interest Income:

	September 30,	September 26,
	2009	2008	$ Change	% Change
Fiscal quarters ended	$2,701	$12,457	$(9,756)	(78.3)%
Fiscal nine months ended	$7,799	$35,155	$(27,356)	(77.8)%
          The decreases in interest income in the fiscal third quarter and nine months ended September 30, 2009, as compared to the corresponding periods of fiscal year 2008, were driven primarily by lower interest rates and investment yields and, to a lesser extent, the impact of lower average cash and cash equivalents balances during the fiscal third quarter and nine months ended September 30, 2009 when compared to the corresponding periods in fiscal year 2008.
     Interest Expense:

	September 30,	September 26,
	2009	2008	$ Change	% Change
Fiscal quarters ended	$4,648	$5,193	$(545)	(10.5)%
Fiscal nine months ended	$10,117	$16,204	$(6,087)	(37.6)%
          The decreases in interest expense in the fiscal third quarter and nine months ended September 30, 2009, compared to the corresponding periods of fiscal year 2008, primarily resulted from net reductions of $300 and $4,700, respectively, of accrued interest expense on unrecognized tax benefits, which during the fiscal nine months ended September 30, 2009 included $3,100 of previously accrued interest expense on unrecognized tax benefits that were ultimately not assessed, and decreased interest expense related to decreased borrowings under several of our special-purpose limited recourse project debt facilities (please refer to Note 4 to the consolidated financial statements in this quarterly report on Form 10-Q for a detailed listing of the outstanding balances under our special-purpose limited recourse project debt), partially offset by increased interest expense related to increased borrowings under our FW Power S.r.L. special-purpose limited recourse project debt as we continued construction of the electric power generating wind farm projects in Italy.
     Net Asbestos-Related Provision/(Gain):

	September 30,	September 26,
	2009	2008	$ Change	% Change
Fiscal quarters ended	$1,745	$1,725	$20	1.2%
Fiscal nine months ended	$5,251	$(30,738)	$35,989	(117.1)%
          During the fiscal third quarter and nine months ended September 30, 2009, we incurred expenses of $1,800 and $5,300, respectively, related to the reevaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.
          During the fiscal third quarter and nine months ended September 26, 2008, we incurred expenses of $1,800 and $5,200, respectively, related to the reevaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate. Additionally, during the fiscal nine months ended September 26, 2008, our subsidiaries reached settlement agreements with two insurers that resulted in a gain of $35,900.
          Please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for further information.

     Provision for Income Taxes:

	September 30,	September 26,
	2009	2008	$ Change	% Change
Fiscal quarters ended	$22,061	$21,050	$1,011	4.8%
Fiscal nine months ended	$67,625	$104,683	$(37,058)	(35.4)%
     The tax provision for each year-to-date period is calculated by multiplying pretax income by the estimated annual effective tax rate for such period. Our effective tax rate can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of income taxed in various non-U.S. jurisdictions with rates different from the U.S. statutory rate, as a result of our inability to recognize a tax benefit for losses generated by certain unprofitable operations and as a result of the varying mix of income earned in the jurisdictions in which we operate. In addition, the provisions of Financial Accounting Standards Board Accounting Standards CodificationTM (“FASB ASC”) 740-10-30 requires us to reduce our deferred tax benefits by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of losses (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pretax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate. Conversely, in periods in which operating units subject to a valuation allowance generate pretax losses, the corresponding increase in the valuation allowance has an unfavorable impact on our effective tax rate.
     First Fiscal Nine Months of 2009
     Our effective tax rate for the first fiscal nine months of 2009 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:
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
     First Fiscal Nine Months of 2008
     Our effective tax rate for the first fiscal nine months of 2008 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 12-percentage point reduction in the effective tax rate; and

•	A valuation allowance decrease because we recognized earnings in jurisdictions where we had a full valuation allowance, which contributed to an approximate six-percentage point reduction in the effective tax rate.
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
   Net Income Attributable to Noncontrolling Interests:

	September 30,	September 26,
	2009	2008	$ Change	% Change
Fiscal quarters ended	$5,991	$834	$5,157	618.3%
Fiscal nine months ended	$12,630	$1,859	$10,771	579.4%
     Net income attributable to noncontrolling interests represents third-party ownership interests in the results of our Global Power Group’s Martinez, California gas-fired cogeneration facility and our manufacturing facilities in Poland and the People’s Republic of China and our Global E&C Group’s South African operations.
     The increases in net income attributable to noncontrolling interests in the fiscal third quarter and nine months ended September 30, 2009, compared to the corresponding periods in fiscal year 2008, primarily resulted from increases of $2,800 and $5,100, respectively, due to increased earnings from our operations in Martinez, California and $1,700 and $3,900, respectively, from our operations in South Africa, which was a wholly-owned subsidiary during the first fiscal nine months of 2008.
     EBITDA:

	September 30,	September 26,
	2009	2008	$ Change	% Change
Fiscal quarters ended	$128,170	$165,243	$(37,073)	(22.4)%
Fiscal nine months ended	$395,716	$580,991	$(185,275)	(31.9)%
     The decrease in EBITDA for the fiscal third quarter of 2009, compared to the corresponding period of 2008, resulted primarily from decreased contract profit of $35,400, increased selling, general and administrative expenses of $1,100 and decreased interest income of $9,800, partially offset by a net increase in equity earnings in certain of our equity interest projects of $6,400 as compared to these amounts in the corresponding period of fiscal year 2008. Please refer to the preceding discussion of each of these items within this “—Results of Operations” section.
     The decrease in EBITDA for the first fiscal nine months of 2009, compared to the corresponding period of 2008, resulted primarily from decreased contract profit of $115,900, a net decrease in equity earnings in certain of our equity interest projects of $1,600, decreased interest income of $27,400 and a decrease in income as a result of a net change of $36,000 in the net asbestos-related provision/(gain), partially offset by decreased selling, general and administrative expenses of $4,600 as compared to these amounts in the corresponding period of fiscal year 2008. Please refer to the preceding discussion of each of these items within this “—Results of Operations” section.
     See the individual segment explanations below for additional details.
     EBITDA is a supplemental financial measure not defined in generally accepted accounting principles, or GAAP. We define EBITDA as income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. Certain covenants under our current and prior senior credit agreements use an adjusted form of EBITDA such that in the covenant calculations the EBITDA as presented herein is adjusted for certain unusual and infrequent items specifically excluded in the terms of our current and prior senior credit agreements. We believe that the line item on the consolidated statement of operations entitled “net income attributable to Foster Wheeler AG” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income attributable to Foster Wheeler AG as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income attributable to Foster Wheeler AG, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and

•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.
     A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group (1)
Fiscal Quarter Ended September 30, 2009:
EBITDA (2)	$128,170	$114,134	$39,589	$(25,553)

Less: Interest expense	4,648
Less: Depreciation and amortization	11,463
Less: Provision for income taxes	22,061

Net income attributable to Foster Wheeler AG	$89,998

Fiscal Quarter Ended September 26, 2008:
EBITDA (3)	$165,243	$122,828	$64,753	$(22,338)

Less: Interest expense	5,193
Less: Depreciation and amortization	11,080
Less: Provision for income taxes	21,050

Net income attributable to Foster Wheeler AG	$127,920

Fiscal Nine Months Ended September 30, 2009:
EBITDA (4)	$395,716	$326,044	$142,152	$(72,480)

Less: Interest expense	10,117
Less: Depreciation and amortization	32,909
Less: Provision for income taxes	67,625

Net income attributable to Foster Wheeler AG	$285,065

Fiscal Nine Months Ended September 26, 2008:
EBITDA (5)	$580,991	$412,976	$197,547	$(29,532)

Less: Interest expense	16,204
Less: Depreciation and amortization	33,366
Less: Provision for income taxes	104,683

Net income attributable to Foster Wheeler AG	$426,738

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	Includes in the fiscal quarter ended September 30, 2009: increased contract profit of $11,500 from the regular revaluation of final estimated contract profit*: $11,200 in our Global E&C Group and $300 in our Global Power Group; and a provision of $1,800 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.

(3)	Includes in the fiscal quarter ended September 26, 2008: increased/(decreased) contract profit of $9,100 from the regular revaluation of final estimated contract profit*: $12,700 in our Global E&C Group and $(3,600) in our Global Power Group; and a provision of $1,800 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.

(4)	Includes in the fiscal nine months ended September 30, 2009: increased contract profit of $47,500 from the regular revaluation of final estimated contract profit*: $44,000 in our Global E&C Group and $3,500 in our Global Power Group; and a provision of $5,300 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.

(5)	Includes in the fiscal nine months ended September 26, 2008: increased/(decreased) contract profit of $26,100 from the regular revaluation of final estimated contract profit*: $35,800 in our Global E&C Group and $(9,700) in our Global Power Group; a gain of $35,900 in our C&F Group on the settlement of coverage litigation with two asbestos insurance carriers; and a provision of $5,200 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding changes in our final estimated contract profit.
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
Business Segments
     EBITDA, as discussed and defined above, is the primary measure of operating performance used by our chief operating decision maker.
     Global E&C Group

	Fiscal Quarters Ended				Fiscal Nine Months Ended
	September 30,	September 26,			September 30,	September 26,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Operating revenues	$1,009,352	$1,287,405	$(278,053)	(21.6)%	$2,992,235	$3,928,136	$(935,901)	(23.8)%

EBITDA	$114,134	$122,828	$(8,694)	(7.1)%	$326,044	$412,976	$(86,932)	(21.1)%

     Results
     The geographic dispersion of our Global E&C Group’s operating revenues for the fiscal quarters and nine months ended September 30, 2009 and September 26, 2008 based upon where our projects are being executed, were as follows:

	Fiscal Quarters Ended				Fiscal Nine Months Ended
	September 30,	September 26,			September 30,	September 26,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Asia	$264,121	$361,778	$(97,657)	(27.0)%	$1,044,517	$1,003,658	$40,859	4.1%
Australasia *	424,926	395,508	29,418	7.4%	937,327	1,267,703	(330,376)	(26.1)%
Europe	144,926	225,749	(80,823)	(35.8)%	450,964	655,579	(204,615)	(31.2)%
Middle East	76,596	188,808	(112,212)	(59.4)%	294,602	775,935	(481,333)	(62.0)%
North America	60,821	103,946	(43,125)	(41.5)%	179,170	197,420	(18,250)	(9.2)%
South America	37,962	11,616	26,346	226.8%	85,655	27,841	57,814	207.7%

Total	$1,009,352	$1,287,405	$(278,053)	(21.6)%	$2,992,235	$3,928,136	$(935,901)	(23.8)%

*	Australasia primarily represents Australia, New Zealand and the Pacific Islands.
     Our Global E&C Group’s operating revenues in the fiscal third quarter and nine months ended September 30, 2009 included $510,200 and $1,570,500, respectively, of flow-through revenues. Flow-through revenues in the fiscal third quarter and nine months ended September 30, 2009 decreased by $139,800 and $658,100, respectively, compared to the corresponding periods in fiscal year 2008, representing 50% and 70%, respectively, of the decreases in our Global E&C Group’s operating revenues.

     Our Global E&C Group’s operating revenues in the fiscal third quarter and nine months ended September 30, 2009 decreased approximately 14% and 4%, respectively, excluding the impact of the change in flow-through revenues and foreign currency translation rates, compared to the corresponding periods of fiscal year 2008.
     Please refer to the section entitled, “—Overview of Segment” below for our view of the market outlook for our Global E&C Group.
     The decrease in our Global E&C Group’s EBITDA in the fiscal third quarter of 2009, as compared to the corresponding period of fiscal year 2008, resulted primarily from the net impact of the following:
•	Our Global E&C Group experienced decreased contract profit mainly attributable to a foreign currency translation impact which was primarily driven by the decline in value of the British pound and Euro relative to the U.S. dollar. Excluding the foreign currency translation impact, contract profit decreased slightly driven by the decreased volume of operating revenues, excluding the impact of the change in flow-through revenues and foreign currency translation rates described above, partially offset by increased contract profit margins. Please refer to the section entitled “—Results of Operations-Contract Profit” above for further discussion.

•	An increase in equity earnings in our Global E&C Group’s projects in Italy of $7,300 for the fiscal third quarter of 2009, compared to the corresponding period of fiscal year 2008. Please refer to the section entitled “—Results of Operations-Other Income, net” above for further discussion.

•	A $2,200 impairment charge in our Global E&C Group in the fiscal third quarter of 2008 related to an investment in a power project development in Italy carried at cost.

•	A decrease in EBITDA of approximately $10,500 from the foreign currency translation impact which was primarily driven by the decline in value of the British pound and Euro relative to the U.S. dollar as compared to the corresponding period of fiscal year 2008.
     The decrease in our Global E&C Group’s EBITDA in the first fiscal nine months of 2009, as compared to the corresponding period of fiscal year 2008, resulted primarily from the net impact of the following:
•	Our Global E&C Group experienced decreased contract profit mainly attributable to a foreign currency translation impact which was primarily driven by the decline in value of the British pound and Euro relative to the U.S. dollar. Excluding the foreign currency translation impact, contract profit decreased driven by decreased volume of operating revenues, excluding the impact of the change in flow-through revenues and foreign currency translation rates described above, while contract profit margins remained relatively unchanged. Please refer to the section entitled “—Results of Operations-Contract Profit” above for further discussion.

•	An increase in equity earnings in our Global E&C Group’s projects in Italy of $3,700 for the first fiscal nine months of 2009, compared to the corresponding period of fiscal year 2008. Please refer to the section entitled “—Results of Operations-Other Income, net” above for further discussion.

•	A decrease in EBITDA of approximately $51,200 from the foreign currency translation impact which was primarily driven by the decline in value of the British pound and Euro relative to the U.S. dollar as compared to the corresponding period of fiscal year 2008.

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
     The current weakness in the global economy has caused many of our E&C clients to reevaluate the size, timing and scope of their capital spending plans in relation to the kinds of energy and petrochemical projects in which we specialize. The decline in oil and natural gas prices, relative to the second and third quarters of fiscal year 2008, and, to a lesser extent, credit concerns among certain clients, have contributed to this uncertainty in the market. As a result, the environment for prospective projects has become somewhat less favorable than it was in fiscal year 2007 and in the first half of fiscal year 2008. Specifically, the market in the second half of fiscal year 2008 and to date in fiscal year 2009 has been characterized by instances of postponement or cancellation of our prospects; resizing of prospective projects to make them more economically viable; intensified competition among E&C contractors; and pricing pressure. While such factors may continue throughout the remainder of fiscal year 2009, we have nonetheless seen recent examples of projects moving forward and of clients starting to re-examine previously postponed projects to review the business cases for proceeding with such projects. In addition, we believe world demand for energy will continue to grow over the long term and that clients will continue to invest in new and upgraded capacity to meet that demand. In that regard, we were successful in booking contracts for front-end engineering work in fiscal year 2008 and during the first fiscal nine months of 2009, which is frequently the precursor to subsequent significant opportunities as projects move into the engineering, procurement and construction phase. Moreover, we have continued to be successful in booking contracts of varying types and sizes in our key end markets, including a very large award in the fiscal first quarter of 2009 for the engineering, procurement and construction of a new refinery in India. Our success in this regard is a reflection of our technical expertise, our long-term relationships with clients, and our selective approach in pursuit of new prospects where we believe we have significant differentiators.

   Global Power Group

	Fiscal Quarters Ended				Fiscal Nine Months Ended
	September 30,	September 26,			September 30,	September 26,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Operating revenues	$207,027	$430,950	$(223,923)	(52.0)%	$797,468	$1,286,965	$(489,497)	(38.0)%

EBITDA	$39,589	$64,753	$(25,164)	(38.9)%	$142,152	$197,547	$(55,395)	(28.0)%

     Results
     The geographic dispersion of our Global Power Group’s operating revenues for the fiscal quarters and nine months ended September 30, 2009 and September 26, 2008 based upon where the project is being executed, were as follows:

	Fiscal Quarters Ended				Fiscal Nine Months Ended
	September 30,	September 26,			September 30,	September 26,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Asia	$23,222	$56,327	$(33,105)	(58.8)%	$73,708	$149,177	$(75,469)	(50.6)%
Australasia *	516	5,747	(5,231)	(91.0)%	4,053	9,502	(5,449)	(57.3)%
Europe	94,669	144,880	(50,211)	(34.7)%	366,491	430,784	(64,293)	(14.9)%
Middle East	77	472	(395)	(83.7)%	77	585	(508)	(86.8)%
North America	67,067	200,644	(133,577)	(66.6)%	276,464	606,208	(329,744)	(54.4)%
South America	21,476	22,880	(1,404)	(6.1)%	76,675	90,709	(14,034)	(15.5)%

Total	$207,027	$430,950	$(223,923)	(52.0)%	$797,468	$1,286,965	$(489,497)	(38.0)%

*	Australasia primarily represents Australia, New Zealand and the Pacific Islands.
     Our Global Power Group, which predominantly serves the power generation industry, experienced decreases in operating revenues during the fiscal third quarter and nine months ended September 30, 2009 of $223,900 and $489,500, respectively, compared to the corresponding periods of fiscal year 2008, which represented 45% and 34%, respectively, of the decreases in our consolidated operating revenues. Our Global Power Group’s operating revenues in the fiscal third quarter and nine months ended September 30, 2009 decreased approximately 50% and 32%, respectively, excluding the impact of the change in foreign currency translation rates compared to the corresponding periods of fiscal year 2008.
     Please refer to the section entitled, “—Overview of Segment” below for our view of the market outlook for our Global Power Group.
     The decrease in our Global Power Group’s EBITDA in the fiscal third quarter of 2009, as compared to the corresponding period of fiscal year 2008, resulted primarily from the following:
•	Decreased volumes of business executed during the period. Refer to the section “—Overview of Segment” below for a discussion of the strength of the industries served and demand for our products and services.

•	Our Global Power Group experienced decreased contract profit mainly attributable to decreased volume of operating revenues and a foreign currency translation impact which was primarily driven by the decline in value of the Euro and Polish Zloty relative to the U.S. dollar, partially offset by increased contract profit margins. Please refer to the section entitled “—Results of Operations-Contract Profit” above for further discussion.

•	A decrease in equity earnings in our Global Power Group’s project in Chile of $900 which was primarily due to a decrease in the average electric tariff rates when compared to the average electric tariff rates in effect during the fiscal third quarter of 2008.

•	A decrease in EBITDA of approximately $1,900 from the foreign currency translation impact which was primarily driven by the decline in value of the Euro and Polish Zloty relative to the U.S. dollar as compared to the corresponding period of fiscal year 2008.

     The decrease in our Global Power Group’s EBITDA in the first fiscal nine months of 2009, as compared to the corresponding period of fiscal year 2008, resulted primarily from the following:
•	Decreased volumes of business executed during the period. Refer to the section “—Overview of Segment” below for a discussion of the strength of the industries served and demand for our products and services.

•	Our Global Power Group experienced decreased contract profit mainly attributable to a decreased volume of operating revenues, a foreign currency translation impact which was primarily driven by the decline in value of the Euro and Polish Zloty relative to the U.S. dollar and a $7,500 commitment fee received in the fiscal first quarter of 2008 for a contract that our Global Power Group was not awarded, partially offset by increased contract profit margins, excluding the commitment fee noted above. Please refer to the section above entitled “—Results of Operations-Contract Profit” above for further discussion.

•	A decrease in equity earnings in our Global Power Group’s project in Chile of $5,300, which included a $4,500 decrease in equity earnings related to a decrease in the average electric tariff rates when compared to the average electric tariff rates in effect during the first fiscal nine months of 2008.

•	A decrease in EBITDA of approximately $8,500 from the foreign currency translation impact which was primarily driven by the decline in value of the Euro and Polish Zloty relative to the U.S. dollar as compared to the corresponding period of fiscal year 2008.
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
     Our Global Power Group’s new order activity was unfavorably affected by several trends beginning in fiscal year 2008 and continuing into fiscal year 2009. Weakness in the global economy reduced the near-term growth in demand for electricity. In addition, political and environmental sensitivity regarding coal-fired steam generators caused a number of our Global Power Group’s prospective projects to be postponed or cancelled as clients experienced difficulty in obtaining the required environmental permits or decided to wait for additional clarity regarding state and federal regulations. This environmental concern has been especially pronounced in the United States, and to a lesser extent in Europe, and is linked to the view that solid-fuel-fired steam generators contribute to global warming through the discharge of greenhouse gas emissions into the atmosphere. Credit concerns among certain clients also contributed to the slowed pace of new contract awards in the first nine months of fiscal year 2009. Finally, the recent sharp decline in natural gas prices increased the attractiveness of that fuel, in relation to coal, for the generation of electricity. We believe that a combination of these factors will result in continued weak demand for new solid-fuel steam generators during the remainder of fiscal year 2009. During the first fiscal quarter of 2009, our Global Power Group was notified of the termination of a previously awarded contract for the design and supply of two CFB steam generators for a U.S. power project. Our Global Power Group removed the contract from its backlog of unfilled orders in the first fiscal quarter of 2009. The amount removed from backlog represented approximately 11% of our Global Power Group’s backlog as of the end of fiscal year 2008. Longer-term, we believe that world demand for electrical energy will continue to grow and that solid-fuel-fired steam generators will continue to fill a significant portion of the incremental growth in new generating capacity. The fuel-flexibility of our CFB steam generators enables them to burn a variety of fuels other than coal and to produce carbon-neutral electricity when fired by biomass. In addition, our utility steam generators can be designed to incorporate supercritical technology, which significantly improves power plant efficiency and reduces power plant emissions. We are also developing Flexi-BurnTM technology that will enable steam generators to operate in a carbon capture environment.

Liquidity and Capital Resources
     Fiscal Year-to-Date 2009 Activities
     During the first fiscal nine months of 2009 we generated $210,900 from cash flows from operating activities, incurred capital expenditures of $36,700, paid $8,900 to purchase substantially all of the assets of the offshore engineering division of OPE and experienced an increase in cash and cash equivalents of $26,700 due to the effect of exchange rate changes on our cash and cash equivalents. Together, these were the primary factors resulting in a net increase in cash and cash equivalents of $189,000 during the first fiscal nine months of 2009.
     Our cash and cash equivalents, short-term investments and restricted cash balances were:

	As of
	September 30,	December 26,
	2009	2008	$ Change	% Change
Cash and cash equivalents	$962,133	$773,163	$188,970	24.4%
Short-term investments	3,645	2,448	1,197	48.9%
Restricted cash	22,427	22,737	(310)	(1.4)%

Total	$988,205	$798,348	$189,857	23.8%

     Of the $988,200 total of cash and cash equivalents, short-term investments and restricted cash as of September 30, 2009, $773,600 was held by our non-U.S. entities.
     Cash Flows from Operating Activities:

	Fiscal Nine Months Ended
September 30, 2009	September 26, 2008	$ Change	% Change
$210,919	$407,792	$(196,873)	(48.3)%
     The net cash provided by operations in the first fiscal nine months of 2009 was attributable primarily to net income of $297,700 and non-cash charges included in net income of $67,400, partially offset by cash used for working capital needs of $133,000, net payments for asbestos liability indemnity and defense costs in excess of proceeds from settlements with asbestos insurance carriers of $16,800, and mandatory and discretionary contributions to our non-U.S. pension plans of $36,500.
     The net cash provided by operations in the first fiscal nine months of 2008 was attributable primarily to net income of $428,600, non-cash charges included in net income of $52,200 and net proceeds from settlements with asbestos insurance carriers in excess of payments for asbestos liability indemnity and defense costs of $21,800, partially offset by cash used for working capital needs of $53,300 and mandatory contributions to our non-U.S. pension plans of $24,700.
     The decrease in cash provided by operations of $196,900 in the first fiscal nine months of 2009, as compared to the corresponding period of fiscal year 2008, resulted primarily from a decrease in net income of $130,900, an increase in cash used for working capital needs of $79,700, net cash outflows for asbestos-related payments in excess of insurance proceeds (asbestos liability indemnity and defense costs net of related proceeds from settlements with asbestos insurance carriers) of $38,600 and increased mandatory and discretionary contributions to our non-U.S. pension plans of $11,800, partially offset by an increase in non-cash charges included in net income of $15,200.
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

     Cash used for working capital needs in the first fiscal nine months of 2009, compared to the corresponding period of fiscal year 2008, reflects an increase in cash used for working capital needs in our Global Power Group, as cash receipts from new client billings decreased relative to cash used for materials and equipment purchased and services rendered that were billed and collected from clients in the prior fiscal year, partially offset by a decrease in cash used for working capital needs in our Global E&C Group, as there was a decrease in new services rendered relative to cash receipts from new client billings.
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
     Cash Flows from Investing Activities:

	Fiscal Nine Months Ended
September 30, 2009	September 26, 2008	$ Change	% Change
$(44,958)	$(84,795)	$39,837	(47.0)%
     The net cash used in investing activities in the first fiscal nine months of 2009 was attributable primarily to capital expenditures of $36,700, which included $17,100 of expenditures in FW Power S.r.L., as we continue construction of the electric power generating wind farm projects in Italy, and the $8,900 purchase price paid in April 2009 for substantially all of the assets of the offshore engineering division of OPE.
     The net cash used in investing activities in the first fiscal nine months of 2008 was attributable primarily to capital expenditures of $62,400, which included $19,000 of expenditures in FW Power S.r.L., as we continued construction of the electric generating wind farm projects in Italy, an increase in restricted cash of $6,100 primarily driven by an increase in debt service funds for FW Power S.r.L. and $14,900 of net cash used for the purchase price of acquisitions, net of cash acquired.
     The capital expenditures in the fiscal nine months ended September 30, 2009 and September 26, 2008 related primarily to project construction (including the FW Power S.r.L. electric power generating wind farm projects in Italy noted above), leasehold improvements, information technology equipment and office equipment. Our capital expenditures decreased $25,700 in the first fiscal nine months of 2009, compared to the corresponding period of fiscal year 2008, as a result of decreased expenditures in our Global E&C Group, primarily driven by operations in Asia, Italy and the U.S., and our Global Power Group, primarily driven by operations in Asia and Europe.
     Cash Flows from Financing Activities:

	Fiscal Nine Months Ended
September 30, 2009	September 26, 2008	$ Change	% Change
$(3,695)	$(37,196)	$33,501	(90.1)%
     The net cash used in financing activities in the first fiscal nine months of 2009 was attributable primarily to the repayment of short-term and long-term debt and capital lease obligations of $12,000 and distributions to noncontrolling interests of $2,200, partially offset by proceeds from issuance of long-term project debt of $7,700 and proceeds from the exercise of share purchase warrants of $2,500.
     The net cash used in financing activities in the first fiscal nine months of 2008 was attributable primarily to $50,000 used to repurchase and retire our shares under our share repurchase program (please see below “-Outlook” section for further details regarding our share repurchase program), distributions to noncontrolling interests of $9,600 and repayment of long-term debt and capital lease obligations of $9,400, partially offset by proceeds from the issuance of short-term and long-term project debt of $28,700 and cash provided from exercises of stock options of $2,600.

     Outlook
     Our liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. entities, working capital needs, unused credit line availability and claim recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling 12-month period. Based on these forecasts, we believe our existing cash balances and forecasted net cash provided by operating activities will be sufficient to fund our operations throughout the next 12 months. Based on these forecasts, our primary cash needs will be to fund working capital, capital expenditures, asbestos liability indemnity and defense costs and acquisitions. We may also use cash to repurchase our shares under the share repurchase program that Foster Wheeler AG adopted as part of the Redomestication, as described further below, under which we are authorized to repurchase up to $264,800 of our outstanding registered shares. The majority of our cash balances are invested in short-term interest bearing accounts with maturities of less than three months. We continue to consider investing some of our cash in longer-term investment opportunities, including the acquisition of other entities or operations in the engineering and construction industry or power industry and/or the reduction of certain liabilities such as unfunded pension liabilities. We may elect to make additional discretionary contributions to our U.S. and U.K. pension plans during fiscal year 2009.
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
     Our U.S. operating entities do not generate sufficient cash flows to fund our obligations related to corporate overhead expenses and asbestos-related liabilities or to fund the acquisition of our shares under our share repurchase program described below. Consequently, we require cash repatriations from our non-U.S. entities in the normal course of our operations to meet our U.S. cash needs and have successfully repatriated cash for many years. We believe that we can repatriate the required amount of cash from our non-U.S. entities and we continue to have access to the revolving credit portion of our domestic senior credit facility, if needed.
     We had net cash outflows of $16,800 as a result of asbestos liability indemnity payments and defense costs in excess of insurance settlement proceeds during the fiscal nine months ended September 30, 2009. We expect to have net cash outflows of $26,300 as a result of asbestos liability indemnity payments and defense costs in excess of insurance settlement proceeds for the full twelve months of fiscal year 2009. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.
     We anticipate spending €20,800 (approximately $30,400 at the exchange rate as of September 30, 2009) in FW Power S.r.L. in fiscal year 2009 as we continue construction of the electric power generating wind farm projects in Italy, of which €12,500 (approximately $17,100 at the average exchange rate for the fiscal nine months ended September 30, 2009) was spent as of September 30, 2009. We have secured total borrowing capacity under the FW Power S.r.L. credit facilities of €75,300 (approximately $110,100 at the exchange rate as of September 30, 2009).

     We have a senior credit agreement which provides for a facility of $450,000 and includes a provision which permits future incremental increases of up to $100,000 in total availability under the facility. We had approximately $293,500 and $273,500 of letters of credit outstanding under our domestic senior credit agreement as of September 30, 2009 and December 26, 2008, respectively. The letter of credit fees range from 1.50% to 1.60%, excluding a fronting fee of 0.125% per annum. We do not intend to borrow under our domestic senior revolving credit facility during fiscal year 2009. A portion of the letters of credit issued under the domestic senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in the credit rating assigned to the domestic senior credit agreement by Moody’s Investors Service and/or Standard & Poor’s. As a result of the improvement in our S&P credit rating in March 2007, we achieved, and continue to maintain, the lowest possible pricing under the performance pricing provisions of our domestic senior credit agreement. This performance pricing is not expected to materially impact our liquidity or capital resources in fiscal year 2009.
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
     We are not required to make any mandatory contributions to our U.S. pension plans in fiscal year 2009 based on the minimum statutory funding requirements. We made mandatory and discretionary contributions totaling approximately $36,500 to our non-U.S. pension plans during the fiscal nine months ended September 30, 2009, which included discretionary contributions of approximately $17,600. Based on the minimum statutory funding requirements for fiscal year 2009, we expect to make mandatory and discretionary contributions totaling approximately $42,900 to our non-U.S. pension plans in fiscal year 2009.
     Please refer to Note 4 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.
     On September 12, 2008, we announced a share repurchase program pursuant to which we were authorized to repurchase up to $750,000 of Foster Wheeler Ltd.’s outstanding common shares. In connection with the Redomestication described in Note 13 to the consolidated financial statements in this quarterly report on Form 10-Q, Foster Wheeler AG adopted a share repurchase program pursuant to which it is authorized to repurchase up to $264,800 of its outstanding registered shares and designate the repurchased shares for cancellation. The amount authorized for repurchase of registered shares under the Foster Wheeler AG program is equal to the amount that remained available for repurchases under the Foster Wheeler Ltd. program as of February 9, 2009, the date of the completion of the Redomestication. The Foster Wheeler AG program replaces the Foster Wheeler Ltd. program, and no further repurchases will be made under the Foster Wheeler Ltd. program. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Cumulatively through November 4, 2009, we have repurchased, under the Foster Wheeler Ltd. and Foster Wheeler AG programs, 18,098,519 shares for an aggregate cost of approximately $485,600 (which includes commissions of $400). We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other open market purchases. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans.
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

Backlog and New Orders
     New orders are recorded and added to the backlog of unfilled orders based on signed contracts as well as agreed letters of intent, which we have determined are legally binding and likely to proceed. Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur. The elapsed time from the award of a contract to completion of performance may be up to approximately four years. The dollar amount of backlog is not necessarily indicative of our future earnings related to the performance of such work due to factors outside our control, such as changes in project schedules, scope adjustments or project cancellations. We cannot predict with certainty the portion of backlog to be performed in a given year. Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost and sales of subsidiaries, if any.
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
     New Orders (Future Revenues)

	September 30, 2009			September 26, 2008
	Global	Global		Global	Global
	E&C Group	Power Group	Total	E&C Group	Power Group	Total
By Project Location:
Fiscal Quarters Ended
North America	$30,500	$56,600	$87,100	$74,600	$106,600	$181,200
South America	11,300	6,100	17,400	29,600	95,300	124,900
Europe	61,400	116,400	177,800	381,600	132,300	513,900
Asia	93,700	4,900	98,600	343,500	88,000	431,500
Middle East	156,400	27,800	184,200	62,400	100	62,500
Australasia and other	335,500	300	335,800	63,500	12,800	76,300

Total	$688,800	$212,100	$900,900	$955,200	$435,100	$1,390,300

Fiscal Nine Months Ended
North America	$479,900	$139,900	$619,800	$364,100	$492,600	$856,700
South America	61,600	13,600	75,200	44,900	126,000	170,900
Europe	311,100	188,300	499,400	939,400	417,100	1,356,500
Asia	782,800	24,500	807,300	651,100	116,800	767,900
Middle East	245,900	27,800	273,700	194,400	100	194,500
Australasia and other	464,700	600	465,300	114,900	13,100	128,000

Total	$2,346,000	$394,700	$2,740,700	$2,308,800	$1,165,700	$3,474,500

By Industry:
Fiscal Quarters Ended
Power generation	$6,500	$182,100	$188,600	$5,300	$403,000	$408,300
Oil refining	151,800	—	151,800	561,400	—	561,400
Pharmaceutical	8,900	—	8,900	44,500	—	44,500
Oil and gas	409,400	—	409,400	116,200	—	116,200
Chemical/petrochemical	104,000	—	104,000	230,000	—	230,000
Power plant operation and maintenance	—	30,000	30,000	—	32,100	32,100
Environmental	8,100	—	8,100	8,200	—	8,200
Other, net of eliminations	100	—	100	(10,400)	—	(10,400)

Total	$688,800	$212,100	$900,900	$955,200	$435,100	$1,390,300

Fiscal Nine Months Ended
Power generation	$24,000	$323,000	$347,000	$43,800	$1,067,700	$1,111,500
Oil refining	1,199,900	—	1,199,900	1,429,200	—	1,429,200
Pharmaceutical	43,100	—	43,100	84,500	—	84,500
Oil and gas	651,300	—	651,300	240,400	—	240,400
Chemical/petrochemical	417,600	—	417,600	483,000	—	483,000
Power plant operation and maintenance	—	71,700	71,700	—	98,000	98,000
Environmental	12,800	—	12,800	23,300	—	23,300
Other, net of eliminations	(2,700)	—	(2,700)	4,600	—	4,600

Total	$2,346,000	$394,700	$2,740,700	$2,308,800	$1,165,700	$3,474,500

     Backlog (Future Revenues)

	September 30, 2009			December 26, 2008
	Global	Global		Global	Global
	E&C Group	Power Group	Total	E&C Group	Power Group	Total
By Contract Type:
Lump-sum turnkey	$300	$193,300	$193,600	$10,100	$260,900	$271,000
Other fixed-price	274,400	323,100	597,500	338,400	772,000	1,110,400
Reimbursable	3,735,100	113,800	3,848,900	3,981,200	153,600	4,134,800
Eliminations	(1,300)	(5,600)	(6,900)	(2,900)	(8,900)	(11,800)

Total	$4,008,500	$624,600	$4,633,100	$4,326,800	$1,177,600	$5,504,400

By Project Location:
North America	$515,200	$215,800	$731,000	$212,600	$518,800	$731,400
South America	124,200	66,100	190,300	139,900	130,500	270,400
Europe	529,800	271,400	801,200	672,100	436,900	1,109,000
Asia	846,200	41,100	887,300	1,140,000	87,400	1,227,400
Middle East	294,900	29,600	324,500	341,900	100	342,000
Australasia and other	1,698,200	600	1,698,800	1,820,300	3,900	1,824,200

Total	$4,008,500	$624,600	$4,633,100	$4,326,800	$1,177,600	$5,504,400

By Industry:
Power generation	$25,400	$506,700	$532,100	$30,500	$1,049,500	$1,080,000
Oil refining	1,690,700	—	1,690,700	1,497,100	—	1,497,100
Pharmaceutical	24,900	—	24,900	50,400	—	50,400
Oil and gas	1,829,200	—	1,829,200	1,872,700	—	1,872,700
Chemical/petrochemical	424,000	—	424,000	856,400	—	856,400
Power plant operation and maintenance	—	117,900	117,900	—	128,100	128,100
Environmental	10,700	—	10,700	7,200	—	7,200
Other, net of eliminations	3,600	—	3,600	12,500	—	12,500

Total	$4,008,500	$624,600	$4,633,100	$4,326,800	$1,177,600	$5,504,400

Backlog, measured in terms of Foster Wheeler Scope
Total	$1,583,100	$611,900	$2,195,000	$1,374,500	$1,164,800	$2,539,300

E&C Man-hours in Backlog (in thousands)
Total	13,300		13,300	12,600		12,600

     The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in increases of $274,900 and $94,600, respectively, as of September 30, 2009 as compared to December 26, 2008.
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
     A full discussion of our critical accounting policies and estimates is included in our 2008 Form 10-K. We did not have a significant change to the application of our critical accounting policies and estimates during the first fiscal nine months of 2009.

Accounting Developments
     In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 715-20-65-2, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FASB ASC 715-20-65-2 will expand the disclosures regarding investments held by employer-sponsored defined benefit pension plans and other postretirement plans, with the purpose of providing additional information related to the valuation methodologies for these assets similar to disclosures regarding the valuation methodologies required by FASB ASC 820-10. Additionally, FASB ASC 715-20-65-2 will require disclosures on how investment allocation decisions are made as well as significant concentrations of risk within plan assets. FASB ASC 715-20-65-2 is effective for annual financial statements for fiscal years ending after December 15, 2009. We will amend our disclosures accordingly beginning with our consolidated financial statements included in our Annual Report on Form 10-K for fiscal year 2009.
     In June 2009, the FASB issued authoritative guidance which requires an enterprise to qualitatively assess the determination of the primary beneficiary (or “consolidator”) of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The guidance changes the consideration of kick-out rights, which are the ability to remove the enterprise with the power to direct the activities of a VIE, in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. In contrast to prior authoritative guidance, the new guidance requires an ongoing reconsideration of the primary beneficiary and also amends the events that trigger a reassessment of whether an entity is a VIE. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. We are currently assessing the impact that the guidance may have on our consolidated financial statements and disclosures.
     In August 2009, the FASB issued Accounting Standards Update No. (“ASU”) 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 supplements and amends the existing definition of fair value while reintroducing the concept of entry value (amount an entity would receive to enter into an identical liability) into the definition. Additionally, ASU 2009-05 clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of its fair value. ASU 2009-05 is effective for the first reporting period, including interim periods, beginning after August 2009. We are currently assessing the impact that ASU 2009-05 may have on our consolidated financial statements; however, we do not anticipate that it will have a material impact.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the fiscal quarter and nine months ended September 30, 2009, there were no material changes in the market risks as described in our annual report on Form 10-K for the fiscal year ended December 26, 2008.

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

Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting in the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On September 12, 2008, we announced a share repurchase program pursuant to which we were authorized to repurchase up to $750,000 of the outstanding common shares of Foster Wheeler Ltd. Prior to the completion of the Redomestication, Foster Wheeler Ltd., as sole shareholder of Foster Wheeler AG, approved a share repurchase program pursuant to which Foster Wheeler AG is authorized to repurchase up to $264,773 of its outstanding registered shares and designate the repurchased shares for cancellation. The amount authorized for repurchase of registered shares under the Foster Wheeler AG program is equal to the amount that remained available for repurchases under the Foster Wheeler Ltd. program as of February 9, 2009, the date of the completion of the Redomestication. The Foster Wheeler AG program replaces the Foster Wheeler Ltd. program, and no further repurchases will be made under the Foster Wheeler Ltd. program. As noted in the table below, there were no purchases under our share repurchase program during the fiscal third quarter of 2009.

Approximate Dollar
			Total Number of		Value of Shares
			Shares Purchased as		that May Yet Be
	Total Number of		Part of Publicly		Purchased Under
	Shares Purchased	Average Price Paid	Announced Plans or		the Plans or
Fiscal Month	(1)	per Share	Programs		Programs
July 1, 2009 through July 31, 2009	—	$—	—
August 1, 2009 through August 31, 2009	—	—	—
September 1, 2009 through September 30, 2009	—	—	—

Total	—	$—	—	(2)	$264,773

     (1) During the fiscal third quarter of 2009, we did not repurchase any shares in open market transactions pursuant to our share repurchase program. We are authorized to repurchase up to $264,773 of our outstanding registered shares. The Foster Wheeler AG repurchase program, which replaced the Foster Wheeler Ltd. program as of February 9, 2009 (as described above), has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase programs.
     (2) As of September 30, 2009, an aggregate of 18,098,519 Foster Wheeler Ltd. common shares were purchased for a total of $485,227 since the inception of the Foster Wheeler Ltd. repurchase program announced on September 12, 2008. No further repurchases will be made under the Foster Wheeler Ltd. program. As of September 30, 2009, no repurchases have been made since the inception of the Foster Wheeler AG repurchase program on February 9, 2009, the date of the completion of the Redomestication.

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

FOSTER WHEELER AG (Registrant)
Date: November 4, 2009	/s/ Raymond J. Milchovich
Raymond J. Milchovich
Chairman and Chief Executive Officer

Date: November 4, 2009	/s/ Franco Baseotto
Franco Baseotto
Executive Vice President, Chief Financial Officer and Treasurer