Form 10-K
period 2009-12-31
FOSTER WHEELER AG
filed 2010-02-25
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ............ to .............

Commission file number 001-31305

FOSTER WHEELER AG
(Exact name of registrant as specified in its charter)

Switzerland (State or other jurisdiction of incorporation or organization)	98-0607469 (I.R.S. Employer Identification No).

80 Rue de Lausanne CH 1202 Geneva, Switzerland (Address of Principal Executive Offices)	6340 (Zip Code)

Registrant’s telephone number, including area code:
41 22 741 80 00
Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of each exchange on which registered)

Foster Wheeler AG, Registered Shares, CHF 3.00 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

(Title of Each Class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,807,000,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Registered shares held as of such date by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 127,472,783 of the registrant’s registered shares issued and outstanding as of February 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information by reference from the definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2009.

FOSTER WHEELER AG

INDEX

ITEM		Page

PART I
1.	Business	2
1A.	Risk Factors	10
1B.	Unresolved Staff Comments	22
2.	Properties	23
3.	Legal Proceedings	24
4.	Submission of Matters to a Vote of Security Holders	25

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
6.	Selected Financial Data	29
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
7A.	Quantitative and Qualitative Disclosures about Market Risk	72
8.	Financial Statements and Supplementary Data	74
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	141
9A.	Controls and Procedures	141
9B.	Other Information	141

PART III
10.	Directors, Executive Officers and Corporate Governance	142
11.	Executive Compensation	142
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	142
13.	Certain Relationships and Related Transactions, and Director Independence	144
14.	Principal Accountant Fees and Services	144

PART IV
15.	Exhibits and Financial Statement Schedules	145
EX-10.8
EX-10.84
EX-10.89
EX-10.91
EX-10.93
EX-10.95
EX-10.96
EX-10.98
EX-10.99
EX-21.0
EX-23.1
EX-23.2
EX-23.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
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

The redomestication was undertaken in order to establish a corporation more centrally located within Foster Wheeler’s major markets, in a country with a stable and well-developed tax regime as well as a sophisticated financial and commercial infrastructure, and to improve our ability to maintain a competitive worldwide effective corporate tax rate. In January 2010, we relocated our principal executive offices to Geneva, Switzerland.

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

Our Global E&C Group is also involved in the design of facilities in new or developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Our Global E&C Group owns one of the leading refinery residue upgrading technologies (referred to as delayed coking) and a hydrogen production process used in oil refineries and petrochemical plants. Additionally, our Global E&C Group has experience with, and is able to work with, a wide range of processes owned by others. Our Global E&C Group also designs and supplies direct-fired furnaces, including fired heaters and waste heat recovery generators, used in a range of refinery, chemical, petrochemical, oil and gas processes, including furnaces used in its proprietary delayed coking and hydrogen production technologies. In addition, our Global E&C Group performs environmental remediation services, together with related technical, engineering, design and regulatory services.

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

Further, for the longer term, we are actively developing Flexi-Burntm technology for our CFB steam generators. We believe Flexi-Burntm technology will be an important part of an overall strategy for capturing and storing CO2 from coal power plants. This technology will enable our CFB steam generators to operate in “oxygen-firing CO2capture” mode, commonly referred to as oxy-fuel combustion. In this mode, the CFB combustion process will produce a CO2-rich flue gas which can then be delivered to a storage location while avoiding the need for large, expensive and energy intensive post-combustion CO2separation equipment.

We also design, manufacture and install auxiliary equipment, which includes steam generators for solar thermal power plants, feedwater heaters, steam condensers and heat-recovery equipment. Our Global Power Group also offers a full line of new and retrofit nitrogen-oxide, which we refer to as NOx, reduction systems such as selective non-catalytic and catalytic NOx reduction systems as well as complete low-NOxcombustion systems. We provide a broad range of site services relating to these products, including construction and erection services, maintenance engineering, plant upgrading and life extensions.

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

In addition to these two business groups, which also represent operating segments for financial reporting purposes, we report corporate center expenses, our captive insurance operation and expenses related to certain legacy liabilities, such as asbestos, in the Corporate and Finance Group, which we also treat as an operating segment for financial reporting purposes and which we refer to as the C&F Group.

Please refer to Note 15 to the consolidated financial statements in this annual report on Form 10-K for a discussion of our operating segments and geographic financial information relating to our U.S. and non-U.S. operations.

Products and Services

Our Global E&C Group’s services include:

•	Consulting — Our Global E&C Group provides technical and economic analyses and study reports to owners, investors, developers, operators and governments. These services include concept and feasibility studies, market studies, asset assessments, product demand and supply modeling, and technology evaluations.

•	Design and Engineering — Our Global E&C Group provides a broad range of engineering and design-related services. Our design and engineering capabilities include process, civil, structural, architectural, mechanical, instrumentation, electrical, and health, safety and environmental management. For each project, we identify the project requirements and then integrate and coordinate the various design elements. Other critical tasks in the design process may include value engineering to optimize costs, risk and hazard reviews, and the assessment of construction, maintenance and operational requirements.

•	Project Management and Project Control — Our Global E&C Group offers a wide range of project management and project control services for overseeing engineering, procurement and construction activities. These services include estimating costs, project planning and project cost control. The provision of these services is an integral part of the planning, design and construction phases of projects that we execute directly for clients. We also provide these services to our clients in the role of project management or program management consultant, where we oversee, on our client’s behalf, the execution by other contractors of all or some of the planning, design and construction phases of a project.

•	Procurement — Our procurement activities focus on those projects where we also execute the design and engineering work. We manage the procurement of materials, subcontractors and craft labor. Often, we purchase materials, equipment and third-party services on behalf of our client, where the client will pay for the purchased items or services at cost and reimburse us the cost of our associated services plus a margin or fee.

•	Construction/Commissioning and Start-up — Our Global E&C Group provides construction and construction management services on a worldwide basis. Our construction, commissioning and start-up activities focus on those projects where we have performed most of the associated design and engineering work. Depending on the project, we may function as the primary contractor or as a subcontractor to another firm. On some projects, we function as the construction manager, engaged by the customer to oversee another contractor’s compliance with design specifications and contracting terms. In some instances, we have responsibility for commissioning and plant start-up, or, where the client has responsibility for these activities, we provide experts to work as part of our client’s team.

•	Operations and Maintenance — Our Global E&C Group provides project management, plant operations and maintenance services, such as repair, renovation, predictive and preventative services and other aftermarket services. In some instances, our contracts may require us to operate a plant, which we have designed and built, for an initial period that may vary from a very short period to up to approximately two years.

•	Fired Heaters — Our Global E&C Group designs and supplies direct-fired furnaces used in a wide range of refining, petrochemical, chemical, oil and gas processes, including fired heaters and waste heat recovery units. In addition, our Global E&C Group also designs and supplies fired heaters which form an integral part of its proprietary delayed coking and hydrogen production technologies.

The principal products of our Global Power Group are steam generators, commonly referred to as boilers. Our steam generators produce steam in a range of conditions and qualities, from low-pressure saturated steam to high quality superheated steam at either sub-critical or supercritical conditions (steam pressures above approximately 3,200 pounds-force per square inch absolute). The steam produced by steam generators can be used to produce electricity in power plants, to heat buildings and in the production of many manufactured goods and products, such as paper, chemicals and food products. Our steam generators convert the energy of a wide range of solid and liquid fuels, as well as hot process gases, into steam and can be classified into several types: circulating fluidized-bed, pulverized coal, oil and natural gas, grate, heat recovery steam generators and fully assembled package boilers. The two most significant elements of our product portfolio are our CFB and PC steam generators.

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

Customers and Marketing

We market our services and products through a worldwide staff of sales and marketing professionals, through a network of sales representatives and through partnership or joint venture arrangements with unrelated third-parties. Our businesses are not seasonal and are not dependent on a limited group of clients. One client accounted for approximately 24%, 24% and 12% of our consolidated operating revenues (inclusive of flow-through revenues) in fiscal years 2009, 2008 and 2007, respectively; however, the associated flow-through revenues included in these percentages accounted for approximately 22%, 20% and 9% of our consolidated operating revenues in fiscal years 2009, 2008 and 2007, respectively. No other single client accounted for ten percent or more of our consolidated revenues in fiscal years 2009, 2008 and 2007. Representative clients include state-owned and multinational oil and gas companies, major petrochemical, chemical, and pharmaceutical companies, national, municipal and independent electric power generation companies, utilities and government agencies throughout the world. The majority of our revenues and new business originates outside of the United States.

Licenses, Patents and Trademarks

We own and license patents, trademarks and know-how, which are used in each of our business groups. The life cycles of the patents and trademarks are of varying durations. We are not materially dependent on any particular patent or trademark, although we depend on our ability to protect our intellectual property rights to the technologies and know-how used in our proprietary products. As noted above, our Global Power Group has granted licenses to a limited number of companies in select countries to manufacture steam generators and related equipment and certain of our other products. Our principal licensees are located in China, India, Italy and South Korea. Recurring royalty revenues have historically ranged from approximately $5,000 to $10,000 per year.

Unfilled Orders

We execute our contracts on lump-sum turnkey, fixed-price, target-price with incentives and cost-reimbursable bases. Generally, contracts are awarded on the basis of price, acceptance of certain project-related risks, technical capabilities and availability of qualified personnel, reputation for quality and ability to perform in a timely manner and safety record. On certain contracts our clients may make a down payment at the time a contract is executed and continue to make progress payments until the contract is completed and the work has been accepted as meeting contract guarantees. Our products are custom designed and manufactured, and are not produced for inventory. Our Global E&C Group frequently purchases materials, equipment, and third-party services at cost for clients on a cash neutral/reimbursable basis when providing engineering specification or procurement services, referred to as “flow-through” amounts. “Flow-through” amounts are recorded both as revenues, which we refer to as flow-through revenues, and cost of operating revenues with no profit recognized.

We measure our unfilled orders in terms of expected future revenues. Included in future revenues are flow-through revenues, as defined above. We also measure our unfilled orders in terms of Foster Wheeler scope, which excludes flow-through revenues. As such, Foster Wheeler scope measures the component of backlog of unfilled orders with profit potential and represents our services plus fees for reimbursable contracts and total selling price for lump-sum or fixed-price contracts.

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

Compliance with Government Regulations

We are subject to certain federal, state and local environmental, occupational health and product safety laws arising from the countries where we operate. We also purchase materials and equipment from third-parties, and engage subcontractors, who are also subject to these laws and regulations. We believe that all our operations are in material compliance with those laws and we do not anticipate any material capital expenditures or material adverse effect on earnings or cash flows as a result of complying with those laws. Additionally, please refer to Note 17 to the consolidated financial statements in this annual report on Form 10-K for a discussion of our environmental matters.

Employees

The following table indicates the number of full-time, temporary and agency personnel in each of our business groups. We believe that our relationship with our employees is satisfactory.

	As of
	December 31,	December 26,
	2009	2008

Global E&C Group	10,400	11,235
Global Power Group	2,968	3,419
C&F Group	78	75

Total	13,446	14,729

Competition

Many companies compete with us in the engineering and construction business. Neither we nor any other single company has a dominant market share of the total design, engineering and construction business servicing the global businesses previously described. Many companies also compete in the global power generating equipment business and neither we nor any other single competitor has an overall dominant market share over the entire steam generator product portfolio.

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

Companies that compete with our Global Power Group include but are not limited to the following: Alstom Power S.A.; Austrian Energy & Environment AG.; The Babcock & Wilcox Company (a subsidiary of McDermott International Inc.); Babcock Power Inc.; Dongfang Boiler Works (a subsidiary of Dong Fang Electric Corporation); Doosan-Babcock; Harbin Boiler Co., Ltd.; Hitachi, Ltd.; Metso Corporation; Mitsubishi Heavy Industries Ltd. and Shanghai Boiler Works Ltd.

Available Information

You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these documents at our website, www.fwc.com, under the heading “Investor Relations” by selecting the heading “SEC Filings.” We make these documents available on our website as soon as reasonably practicable after we electronically file them with or furnish them to the U.S. Securities and Exchange Commission, which we refer to as SEC. The information disclosed on our website is not incorporated herein and does not form a part of this annual report on Form 10-K.

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

In January 2010, we relocated our principal executive offices to Geneva, Switzerland.

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

Some of our contracts are fixed-price contracts and other shared-risk contracts that are inherently risky because we agree to the selling price of the project at the time we enter into the contract. The selling price is based on estimates of the ultimate cost of the contract and we assume substantially all of the risks associated with completing the project, as well as the post-completion warranty obligations. Certain of these contracts are lump-sum turnkey projects where we are responsible for all aspects of the work from engineering through construction, as well as commissioning, all for a fixed selling price. As of December 31, 2009, our backlog included $691,500 attributable to lump-sum turnkey and other fixed-price contracts, which represented 17% of our total backlog.

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

These risks may be exacerbated by the length of time between signing a contract and completing the project because most of the projects that we execute are long-term. The term of our contracts can be as long as approximately four years. In addition, we sometimes bear the risk of delays caused by unexpected conditions or events. We may be subject to penalties if portions of the long-term fixed priced projects are not completed in accordance with agreed-upon time limits. Therefore, significant losses can result from performing large, long-term projects on a fixed-price or lump-sum basis. These losses may be material, including in some cases up to or exceeding the full contract value in certain events of non-performance, and could negatively impact our business, financial condition, results of operations and cash flows.

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

Our projects generally involve complex design and engineering, significant procurement of equipment and supplies and construction management. We may encounter difficulties in the design or engineering, equipment and supply delivery, schedule changes and other factors, some of which are beyond our control, that affect our ability to complete the project in accordance with the original delivery schedule or to meet the contractual performance obligations. In addition, we generally rely on third-party partners, equipment manufacturers and subcontractors to assist us with the completion of our contracts. As such, claims involving project owners, suppliers and subcontractors may be brought against us and by us in connection with our project contracts. Claims brought against us include back charges for alleged defective or incomplete work, breaches of warranty and/or late completion of the project work and claims for cancelled projects. The claims and back charges can involve actual damages, as well as contractually agreed upon liquidated sums. Claims brought by us against project owners include claims for additional costs incurred in excess of current contract provisions arising out of project delays and changes in the previously agreed scope of work. Claims between us and our suppliers, subcontractors and vendors include claims like any of those described above. These project claims, if not resolved through negotiation, are often subject to lengthy and expensive litigation or arbitration proceedings. Charges associated with claims could materially adversely affect our business, financial condition, results of operations and cash flows. For further information on project claims, please refer to Note 17, “Litigation and Uncertainties,” to the consolidated financial statements in this annual report on Form 10-K.

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

We derive a significant amount of revenues from services provided to clients that are concentrated in four industries: oil and gas, oil refining, chemical/petrochemical and power generation. These industries historically have been, and will likely continue to be, cyclical in nature. Consequently, our results of operations have fluctuated, and may continue to fluctuate, depending on the demand for our products and services from these industries.

Unfavorable developments in global or regional economic growth rates or other unfavorable developments in one or more of these industries could adversely affect our clients’ investment plans and could materially adversely affect our business, financial condition, results of operations and cash flows.

The weakness in the global economy is impacting the demand for the products that our Global E&C Group’s clients produce. We have seen instances of postponement or cancellation of prospects; resizing of prospective projects to make them more economically viable and intensified competition among engineering and construction contractors which has resulted in pricing pressure. These factors may continue in the future.

In our Global Power Group business, new order activity has been unfavorably affected by several trends which began in fiscal year 2008, continued during fiscal year 2009 and which may continue in the future. These trends include weakness in the global economy and its impact on the near-term growth in demand for electricity, political and environmental sensitivity regarding coal-fired steam generators and the depressed level of natural gas pricing experienced in fiscal years 2008 and 2009, which increased the attractiveness of that fuel, in relation to coal, for the generation of electricity.

In addition, the constraints on the global credit market are impacting, and may continue to impact, some of our Global E&C Group’s and Global Power Group’s clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation.

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

We have worldwide operations that are conducted through U.S. and non-U.S. subsidiaries, as well as through agreements with joint venture partners. Our non-U.S. subsidiaries, which accounted for approximately 84% of our operating revenues and a majority of our operating cash flows in the fiscal year ended December 31, 2009, have operations located in Asia, Australia, Europe, the Middle East, South Africa and South America. Additionally, we purchase materials and equipment on a worldwide basis and are heavily dependent on unrelated third-party non-U.S. sources for these materials and equipment. Our worldwide operations are subject to risks that could materially adversely affect our business, financial condition, results of operations and cash flows, including:

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

Greenhouse gases that result from human activities, including burning of fossil fuels, have been the focus of increased scientific and political scrutiny and are being subjected to various legal requirements. International agreements, national laws, state laws and various regulatory schemes limit or otherwise regulate emissions of greenhouse gases, and additional restrictions are under consideration by different governmental entities. We derive a significant amount of revenues and contract profits from engineering and construction services provided to clients that own and/or operate a wide range of process plants and from the supply of our manufactured equipment to clients that own and/or operate electric power generating plants. Additionally, we own or partially own plants that generate electricity from burning natural gas or various types of solid fuels. These plants emit greenhouse gases as part of the process to generate electricity or other products. Compliance with the existing greenhouse gas regulations may prove costly or difficult. It is possible that owners and operators of existing or future process plants and electric generating plants could be subject to new or changed environmental regulations that result in significantly limiting or reducing the amounts of greenhouse gas emissions, increasing the cost of emitting such gases or requiring emissions allowances. The costs of controlling such emissions or obtaining required emissions allowances could be significant. It also is possible that necessary controls or allowances may not be available. Such regulations could negatively impact client investments in capital projects in our markets, which could negatively impact the market for our manufactured products and certain of our services, and also could negatively affect the operations and profitability of our own electric power plants. This could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Our success depends significantly on our ability to protect our intellectual property rights to the technologies and know-how used in our proprietary products. We rely on patent protection, as well as a combination of trade secret, unfair competition and similar laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We also rely on unpatented proprietary technology. We cannot provide assurance that we can meaningfully protect all of our rights in our unpatented proprietary technology, or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology. We also hold licenses from third parties that are necessary to utilize certain technologies used in the design and manufacturing of some of our products. The loss of such licenses would prevent us from manufacturing and selling these products, which could harm our business.

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

Some of our subsidiaries are named as defendants in numerous lawsuits and out-of-court administrative claims pending in the United States in which the plaintiffs claim damages for alleged bodily injury or death arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. We expect these subsidiaries to be named as defendants in similar suits and that claims will be brought in the future. For purposes of our financial statements, we have estimated the indemnity and defense costs to be incurred in resolving pending and forecasted U.S. claims through fiscal year 2024. Although we believe our estimates are reasonable, the actual number of future claims brought against us and the cost of resolving these claims could be substantially higher than our estimates. Some of the factors that may result in the costs of asbestos claims being higher than our current estimates include:

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

The total liability recorded on our consolidated balance sheet as of December 31, 2009 is based on estimated indemnity and defense costs expected to be incurred through fiscal year 2024. We believe that it is likely that there will be new claims filed after fiscal year 2024, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after fiscal year 2024. Our forecast contemplates that the number of new claims requiring indemnity will decline from year to year. If future claims fail to decline as we expect, our aggregate liability for asbestos claims will be higher than estimated.

Since fiscal year-end 2004, we have worked with Analysis Research Planning Corporation, or ARPC, nationally recognized consultants in the United States with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs. ARPC reviews our asbestos indemnity payments, defense costs and claims activity and compares them to our 15-year forecast prepared at the previous year-end. Based on its review, ARPC may recommend that the assumptions used to estimate our future asbestos liability be updated, as appropriate.

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

Although we believe that a significant portion of our subsidiaries’ liability and defense costs for asbestos claims will be covered by insurance, the adequacy and timing of insurance recoveries is uncertain. Since fiscal year-end 2005, we have worked with Peterson Risk Consulting LLC, nationally recognized experts in the United States with respect to the estimation of insurance recoveries, to annually review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos-related insurance asset.

The asset recorded on our consolidated balance sheet as of December 31, 2009 represents our best estimate of settled and probable future insurance settlements relating to our U.S. liability for pending and estimated future asbestos claims through fiscal year 2024. The insurance asset includes an estimate of the amount of recoveries under existing settlements with other insurers.

Certain of our subsidiaries have entered into settlement agreements calling for certain insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs that we previously have incurred. We entered into an additional settlement in the fiscal year ended December 31, 2009 and we intend to continue to attempt to negotiate additional settlements where achievable on a reasonable basis in order to minimize the amount of future costs that we would be required to fund out of the cash flows generated from our operations. Unless we settle the remaining unsettled insurance asset at amounts significantly in excess of our current estimates, it is likely that the amount of our insurance settlements will not cover all future asbestos-related costs and we will continue to fund a portion of such future costs, which will reduce our cash flows and our working capital. Additionally, certain of the settlements with insurance companies during the past several years were for fixed dollar amounts that do not change as the liability changes. Accordingly, increases in the asbestos liability will not result in an equal increase in the insurance asset.

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

A number of asbestos-related claims have been received by our subsidiaries in the United Kingdom. To date, these claims have been covered by insurance policies and proceeds from the policies have been paid directly to the plaintiffs. The timing and amount of asbestos claims that may be made in the future, the financial solvency of the insurers and the amount that may be paid to resolve the claims are uncertain. The insurance carriers’ failure to make payments due under the policies could materially adversely affect our business, financial condition, results of operations and cash flows.

Some of our subsidiaries in the United Kingdom have received claims alleging personal injury arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. We expect these subsidiaries to be named as defendants in additional suits and claims brought in the future. To date, insurance policies have provided coverage for substantially all of the costs incurred in connection with resolving asbestos claims in the United Kingdom. In our consolidated balance sheet as of December 31, 2009, we have recorded U.K. asbestos-related insurance recoveries equal to the U.K. asbestos-related liabilities, which are comprised of an estimated liability relating to open (outstanding) claims and an estimated liability relating to future unasserted claims through fiscal year 2024. Our ability to continue to recover under these insurance policies is dependent upon, among other things, the timing and amount of asbestos claims that may be made in the future, the financial solvency of our insurers and the amount that may be paid to resolve the claims. These factors could significantly limit our insurance recoveries, which could materially adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Our Liquidity and Capital Resources

We require cash repatriations from our subsidiaries to meet our cash needs related to our asbestos-related and other liabilities, corporate overhead expenses and share repurchases. Our ability to repatriate funds from our subsidiaries is limited by a number of factors.

As a holding company, we are dependent on cash inflows from our subsidiaries in order to fund our asbestos-related and other liabilities and corporate overhead expenses. To the extent that our U.S. subsidiaries do not generate enough cash flows to cover our holding company payments and expenses in the U.S., we are dependent on cash repatriations from our non-U.S. subsidiaries. Additionally, we are dependent on cash repatriations to cover essentially all payments and expenses of our holding company in Switzerland and at our discretion, the acquisition of our shares under our share repurchase program by our holding company domiciled in Switzerland. There can be no assurance that the forecasted cash repatriations will occur as our subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, to comply with covenants and for other general corporate purposes. The repatriation of funds may also subject those funds to taxation in some jurisdictions. The inability to repatriate cash could negatively impact our business, financial condition, results of operations and cash flows.

Certain of our various debt agreements impose financial covenants, which may prevent us from capitalizing on business opportunities, which could negatively impact our business.

Our U.S. senior credit agreement imposes financial covenants on us. These covenants limit our ability to incur indebtedness, pay dividends or make other distributions, make investments and sell assets. These limitations may restrict our ability to pursue business opportunities, which could negatively impact our business.

We may have significant working capital requirements, which could negatively impact our business, financial condition and cash flows.

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

Our new contract awards, current projects and liquidity may be adversely affected by the availability and/or cost of our performance-related standby letters of credit, bank guarantees, surety bonds and other guarantee facilities.

Consistent with industry practice, we are often required to provide performance-related standby letters of credit, bank guarantees, surety bonds or other forms of performance-related guarantees to clients, which we refer to as bonds or bonding. These bonds provide credit support for the client if we fail to perform our obligations under our contract. A restriction, reduction, termination and/or increase in the cost of our bonding facilities may limit our ability to bid on new project awards, delay work on current projects or significantly change the timing of cash flows for current projects, adversely affecting our liquidity.

Additionally, in the event our credit ratings are lowered by independent rating agencies, such as Standard & Poor’s or Moody’s Investors Service, it may be more difficult or costly for us to obtain bonding for new awards or maintain such bonding on current projects. We may also be required to provide or increase cash collateral to obtain these bonds, which would reduce our available cash and could impact our ability to renew or increase availability under our U.S. senior credit agreement or other bonding facilities. We are also subject to the risk that any new or amended bonding facilities might not be on terms as favorable as those we have currently, which could adversely affect our liquidity.

We may invest in longer-term investment opportunities, such as the acquisition of other entities or operations in the engineering and construction industry or power industry. Acquisitions of other entities or operations have risks that could materially adversely affect our business, financial condition, results of operations and cash flows.

In fiscal year 2009, we completed two acquisitions and have been exploring other possible acquisitions within the engineering and construction industry to strategically complement or expand on our technical capabilities or access to new market segments. We have also been exploring possible acquisitions within the power industry to complement our product offering. The acquisition of companies and assets in the engineering and construction and power industries is subject to substantial risks, including the failure to identify material problems during due diligence, the risk of over-paying for assets and the inability to arrange financing for an acquisition as may be required or desired. Further, the integration and consolidation of acquisitions require substantial human, financial and other resources including management time and attention, and ultimately, our acquisitions may not be successfully integrated and/or our resources may be diverted. There can be no assurances that we will consummate any such future acquisitions, that any acquisitions we make will perform as expected or that the returns from such acquisitions will support the investment required to acquire them or the capital expenditures needed to develop them.

Risk Factors Related to Our Financial Reporting and Corporate Governance

If we have a material weakness in our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

Although we had no material weaknesses as of December 31, 2009, we have reported material weaknesses in our internal control over financial reporting in the past. There can be no assurance that we will avoid a material weakness in the future. If we have another material weakness in our internal control over financial reporting in the future, it could adversely impact our ability to report our financial results in a timely and accurate manner.

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

To be able to exercise voting rights, registered holders of our shares who acquired our shares after the Redomestication must apply to us for enrollment in our share register as shareholders with voting rights. Our board of directors may refuse to register holders of shares as shareholders with voting rights based on certain grounds. In particular, under our articles of association, no shareholder will generally not be registered with voting rights for 10% or more of our share capital as recorded in the commercial register. Only shareholders that are registered as shareholders with voting rights on the relevant record date are permitted to participate in and vote at a general shareholders’ meeting. Registered holders who received our shares as a result of the Redomestication are registered as shareholders with voting rights and shareholders who hold in “street name” will be entitled to participate in and vote at a general shareholders’ meeting through Cede & Co.

There are provisions in our articles of association that may reduce the voting rights of our registered shares.

Our articles of association provide that shareholders have one vote for each registered share held by them and are entitled to vote at all meetings of shareholders. However, our articles of association provide that shareholders whose “controlled shares” (as defined in the articles of association) represent 10% or more of our total voting shares are limited to voting one vote less than 10% of the total voting rights of our share capital as registered with the commercial register. This provision is intended to prevent the possibility of our company becoming a controlled foreign corporation for U.S. federal income tax purposes, which could have certain adverse U.S. federal income tax consequences to U.S. persons who own (directly, indirectly or under applicable constructive ownership rules) 10% or more of our voting shares. It may also have an anti-takeover effect by making it more difficult for a third party to acquire us without the consent of our board of directors.

Following the Redomestication, as a result of the higher par value of our shares, we have less flexibility than we had prior to the Redomestication with respect to certain aspects of capital management.

The par value of our shares is CHF 3.00 per share. The par value of Foster Wheeler Ltd.’s common shares was $0.01 per share. Under Swiss law, we may not issue our shares below par value. As of February 12, 2010, the closing price of our registered shares on the NASDAQ Global Select Market was $26.93, and CHF 3.00 was equivalent to approximately $2.79 based on a foreign exchange rate of CHF 1.0751 to $1.00 on such date. In the event we need to raise common equity capital at a time when the trading price of our shares is below the par value of the shares, we will be unable to issue shares. In addition, we will not be able to issue options under our various compensation and benefits plans with an exercise price below the par value, which would limit the flexibility of our compensation arrangements.

Following the Redomestication, as a result of increased shareholder approval requirements, we have less flexibility than we had before the Redomestication with respect to certain aspects of capital management.

Under Bermuda law, Foster Wheeler Ltd.’s directors were able to issue, without shareholder approval, any common shares authorized in Foster Wheeler Ltd.’s memorandum of association that were not issued or reserved. Bermuda law also provided the board of directors with substantial flexibility in establishing the terms of preferred shares. In addition, Foster Wheeler Ltd.’s board of directors had the right, subject to statutory limitations, to declare and pay dividends on Foster Wheeler Ltd.’s common shares without a shareholder vote. Swiss law allows our shareholders to authorize share capital that can be issued by the board of directors without shareholder approval, but our authorization is presently limited to CHF 189,623,871 divided into 63,207,957 registered shares with a par value of CHF 3.00 per share and must be renewed by the shareholders every two years. Additionally, subject to specified exceptions, including the exceptions described in our articles of association, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares and other securities. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares. For example, while the board of directors of Foster Wheeler Ltd. could authorize the issuance of preferred stock without shareholder approval, we may not issue preferred stock without the approval of 66 2/3% of the votes cast and a majority of the par value of the registered shares represented at a general meeting of our shareholders. Swiss law also reserves for approval by shareholders many corporate actions over which Foster Wheeler Ltd.’s board of directors had authority. For example, dividends must be approved by shareholders. While we do not believe that the differences between Bermuda law and Swiss law relating to our capital management will have an adverse effect on us, we cannot assure you that situations will not arise where such flexibility would have provided substantial benefits to our shareholders.

The anticipated benefits of moving our principal executive offices to Switzerland may not be realized, and difficulties in connection with moving our operating headquarters could have an adverse effect on us.

We relocated our operating headquarters from Clinton, New Jersey in the United States, to Geneva, Switzerland in January 2010. We may face significant challenges resulting from the relocation of our principal executive offices to a different country, including difficulties in retaining and attracting officers, key personnel and other employees. Management may also be required to devote substantial time to matters relating to the relocation, which could otherwise be devoted to focusing on ongoing business operations and other initiatives and opportunities. In addition, we may not realize the benefits we anticipate from the relocation, including the benefit derived from moving to a location that is more centrally located within our area of worldwide operations. Any such difficulties could have an adverse effect on our business, results of operations or financial condition.

If we elect to declare dividends, we would be required to declare such dividends in Swiss francs and any currency fluctuations between the U.S. dollar and the Swiss franc will affect the dollar value of the dividends we pay.

Under Swiss corporate law, if we elect to declare dividends, including distributions through a reduction in par value, we would be required to declare such dividends in Swiss francs. Dividend payments will be made by our transfer agent in U.S. dollars converted at the applicable exchange rate shortly before the payment date. As a result, shareholders will be exposed to fluctuations in the exchange rate between the date used for purposes of calculating the CHF amount of any proposed dividend or par value reduction and the relevant payment date, which will not be shorter than two months and could be as long as a year.

We may not be able to make distributions without subjecting our shareholders to Swiss withholding tax.

If we are not successful in our efforts to make distributions, if any, through a reduction of par value or, based on current legislation, after January 1, 2011, pay dividends, if any, out of qualifying additional paid-in capital, then any dividends paid by us will generally be subject to a Swiss federal withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, which we refer to as the “U.S.-Swiss Treaty,” may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting stock, or for a full refund in the case of qualified pension funds). Payment of a capital distribution in the form of a par value reduction is not subject to Swiss withholding tax. However, there can be no assurance that our shareholders will approve a reduction in par value; that we will be able to meet the other legal requirements for a reduction in par value; or that Swiss withholding rules will not be changed in the future. In addition, over the long term, the amount of par value available for us to use for par value reductions will be limited. If we are unable to make a distribution through a reduction in par value or, based on current legislation, after January 1, 2011, pay a dividend out of qualifying additional paid-in capital, we may not be able to make distributions without subjecting our shareholders to Swiss withholding taxes.

We have anti-takeover provisions in our articles of association that may discourage a change of control.

Our articles of association and Swiss law contain provisions that could make it more difficult for a third-party to acquire us without the consent of our board of directors. These provisions provide for:

•	The board of directors to be divided into three classes serving staggered three-year terms. In addition, directors may be removed from office, by the affirmative vote of the holders of two-thirds of the issued shares generally entitled to vote. These provisions of our articles of association may delay or limit the ability of a shareholder to obtain majority representation on the board of directors.

•	Limiting the voting rights of shareholders whose “controlled shares” (as defined in the articles of association) represent 10% or more of our total voting shares to one vote less than 10% of the total voting rights of our share capital as registered with the Swiss commercial register.

•	Under Swiss corporate law, merger and demerger transactions require the affirmative vote of holders of at least 66 2/3% of the shares represented at the applicable shareholders meeting. In addition, under certain circumstances (for example, in the case of so-called “cashout” or “squeezeout” mergers) a merger requires the affirmative vote of the holders of at least 90% of shares.

•	Any shareholder who wishes to propose any business or to nominate a person or persons for election as a director at any annual meeting may only do so if advance notice is given to our Corporate Secretary.

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

The following table provides the name of each subsidiary that owns or leases materially important physical properties, along with the location and general use of each of our properties as of December 31, 2009, and the business segment in which each property is grouped. All or part of the listed properties may be leased or subleased to other affiliates. All properties are in good condition and adequate for their intended use.

Company (Business Segment*)			Building		Lease
and Location	Use	Land Area	Square Feet		Expires(1)

Foster Wheeler Realty Services, Inc. (C&F)
Union Township, New Jersey	Investment in undeveloped land	203.8 acres	—		—
Union Township, New Jersey	General office & engineering	29.4 acres	294,000		2022
Union Township, New Jersey	Storage and reproduction facilities	10.8 acres	30,400		—
Livingston, New Jersey	Research center	6.7 acres	51,355		—

Foster Wheeler AG
Geneva, Switzerland	Office	—	23,069		2020
Zug, Switzerland	Office	—	3,661		2014

Foster Wheeler Asia Pacific Pte. Ltd. (E&C)
Singapore	Office & engineering	—	79,524		2010

Foster Wheeler Bengal Private Limited (E&C)
Kolkata, India	Office & engineering	—	29,204		2017

Foster Wheeler Biokinetics, Inc. (E&C)
Philadelphia, Pennsylvania	Office	—	28,660		2012

Foster Wheeler Bimas Birlesik Insaat ve Muhendislik A.S. (E&C)
Istanbul, Turkey	Office & engineering	—	25,833		2010

Foster Wheeler Chile, S.A. (E&C)
Santiago, Chile	Office & engineering	—	16,071		2011

Foster Wheeler Energy Management (Shanghai) Company Limited (E&C and GPG)
Shanghai, China	Office & Engineering	—	37,817		2013

Foster Wheeler France S.A. (E&C)
Paris, France	Office & engineering	—	82,592		2011-2013
Paris, France	Warehouse	—	12,109		2013
Provence, France	Office & engineering	—	11,517		2011

Foster Wheeler India Private Limited (E&C)
Chennai, India	Office & engineering	—	111,012		2011-2014
Kolkata, India	Office & engineering	—	74,907		2015-2016
Gurgaon, India	Office & engineering	—	35,227		2018

Foster Wheeler International Corporation -Thailand Branch (E&C)
Sriracha, Thailand	Office & engineering	—	117,332		2010-2012

Foster Wheeler Italiana S.r.l. (E&C)
Milan, Italy	Office & engineering	—	276,634	(2)	2011-2014

Foster Wheeler Limited (England) (E&C)
Glasgow, Scotland	Office & engineering	2.3 acres	28,798	(2)	—
Reading, England	Office & engineering	14.0 acres	472,232		2011-2024
Reading, England	Investment in undeveloped land	12.0 acres	—		—
Teesside, England	Office & engineering	—	18,001		2014

Foster Wheeler Iberia, S.L.U. (E&C)
Madrid, Spain	Office & engineering	—	118,403		2015

Company (Business Segment*)			Building	Lease
and Location	Use	Land Area	Square Feet	Expires(1)

Foster Wheeler Properties (Pty) Limited (E&C)
Midrand, South Africa	Office & engineering	—	55,294	2011

Foster Wheeler USA Corporation (E&C)
Houston, Texas	Office & engineering	—	332,000	2018
McGregor, Texas	Storage facilities	15.0 acres	24,000	—

Foster Wheeler Energi Aktiebolag (GPG)
Norrkoping, Sweden	Manufacturing & office	—	41,850	2014

Foster Wheeler Energia Oy (GPG)
Varkaus, Finland	Manufacturing & office	22.2 acres	366,716	—
Varkaus, Finland	Office & engineering	—	100,750	2031

Foster Wheeler Energia Polska Sp. z o.o. (GPG)
Sosnowiec, Poland	Office & engineering	—	37,222	(3)

Foster Wheeler International Trading (Shanghai) Company Limited (GPG)
Shanghai, China	Office & engineering	—	21,031	2012

Foster Wheeler Energia, S.L. (GPG)
Tarragona, Spain	Manufacturing & office	25.6 acres	77,794	—

Foster Wheeler Energy FAKOP Sp. z o.o. (GPG)
Sosnowiec, Poland	Manufacturing & office	19.5 acres	302,950	2089

Foster Wheeler Power Machinery Company Limited (GPG)
Xinhui, Guangdong, China	Manufacturing	2.6 acres	—	(3)
Xinhui, Guangdong, China	Manufacturing	3.2 acres	—	2012
Xinhui, Guangdong, China	Storage	—	97,467	2010
Xinhui, Guangdong, China	Manufacturing & office	29.2 acres	392,224	2045

Foster Wheeler Power Systems, Inc. (GPG)
Camden, New Jersey	Waste-to-energy plant	18.0 acres	—	2015
Talcahuano, Chile	Cogeneration plant-facility site	21.0 acres	—	2035
Martinez, California	Cogeneration plant	6.4 acres	—	2020

Foster Wheeler Service (Thailand) Limited (GPG)
Rayong, Thailand	Manufacturing & office	3.15 acres	41,915	2017

* Designation of Business Segments:	E&C - Global Engineering & Construction Group
GPG - Global Power Group
C&F - Corporate & Finance Group

(1)	Represents leases in which Foster Wheeler is the lessee. Properties for which a lease expiration is not indicated are owned. Properties with date ranges represent multiple leases at the same location with lease expiration dates within the range listed.

(2)	Portion or entire facility leased or subleased to third parties.

(3)	Lease facilities on a month-to-month basis with no contractual termination date.

ITEM 3.	LEGAL PROCEEDINGS

For information on asbestos claims and other material litigation affecting us, see Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Estimates” and Note 17, “Litigation and Uncertainties,” to our consolidated financial statements in this annual report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 4, 2009, we held an extraordinary general meeting of shareholders. The voting results of the extraordinary general meeting of shareholders were as follows:

				Broker
	For	Against	Abstentions	Non-Votes

1. Election of Clayton C. Daley, Jr. as director.(*)	84,049,541	847,251	96,017	0

*	In addition, the following directors continued to serve after the meeting: Eugene D. Atkinson, Steven J. Demetriou, Robert C. Flexon (Mr. Flexon subsequently resigned from the Board of Directors effective November 16, 2009 to become President and Chief Executive Officer of Foster Wheeler USA Corporation, an indirect subsidiary of Foster Wheeler AG), Edward G. Galante, Stephanie Hanbury-Brown, Raymond J. Milchovich, Maureen B. Tart-Bezer and James D. Woods.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As a result of the Redomestication described in Item 1, “Business — The Redomestication,” on February 9, 2009 Foster Wheeler AG became the parent company of our group of companies and its registered shares were listed on the NASDAQ Global Select Market under the symbol “FWLT,” the same symbol under which Foster Wheeler Ltd. common shares were previously listed. The share information below relates to sales prices of Foster Wheeler Ltd. common shares for periods prior to the Redomestication.

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

The following chart lists the quarterly high and low sales prices of our shares on the NASDAQ Global Select Market during our fiscal years 2009 and 2008.

	Fiscal Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Common share prices:
High	$28.18	$28.74	$35.82	$33.95
Low	$12.73	$17.00	$18.33	$27.47

	Fiscal Quarters Ended
	March 28,	June 27,	September 26,	December 26,
	2008	2008	2008	2008

Common share prices:
High	$85.65	$79.97	$75.00	$36.57
Low	$46.05	$55.86	$33.10	$13.86

We had 2,692 shareholders of record and 127,472,783 registered shares outstanding as of February 12, 2010.

We have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends. Our current U.S. senior credit agreement contains limitations on our ability to pay cash dividends.

Performance Graph

The stock performance graph below shows how an initial investment of $100 in our shares would have compared over a five-year period with an equal investment in (1) the S&P 500 Index and (2) industry peer group index that consists of several peer companies (referred to as the “Peer Group”) as defined below.

Comparison of Cumulative Total Return

In the preparation of the line graph, we used the following assumptions: (i) $100 was invested in each of our shares, the S&P 500 Index and the Peer Group on December 31, 2004, (ii) dividends, if any, were reinvested, and (iii) the investments were weighted on the basis of market capitalization.

	Fiscal Years Ended
	December 31,	December 30,	December 29,	December 28,	December 26,	December 31,
	2004	2005	2006	2007	2008	2009

Foster Wheeler AG	$100.00	$231.76	$347.45	$984.69	$295.40	$371.01
S&P 500 Index	100.00	104.91	121.48	129.04	78.02	102.11
Peer Group(1)	100.00	152.90	186.44	376.25	137.20	174.39

(1)	The following companies comprise the Peer Group: Chicago Bridge & Iron Company N.V., Fluor Corporation, Jacobs Engineering Group Inc., KBR, Inc., McDermott International, Inc. and Shaw Group, Inc. The Peer Group consists of companies that were compiled by us for benchmarking the performance of our registered shares.

Issuer Purchases of Equity Securities (amounts in thousands of dollars, except share data and per share amounts)

On September 12, 2008, we announced a share repurchase program pursuant to which we were authorized to repurchase up to $750,000 of the outstanding common shares of Foster Wheeler Ltd. Prior to the completion of the Redomestication, Foster Wheeler Ltd., as sole shareholder of Foster Wheeler AG, approved a share repurchase program pursuant to which Foster Wheeler AG is authorized to repurchase up to $264,773 of its outstanding registered shares and designate the repurchased shares for cancellation. The amount authorized for repurchase of registered shares under the Foster Wheeler AG program is equal to the amount that remained available for repurchases under the Foster Wheeler Ltd. program as of February 9, 2009, the date of the completion of the Redomestication. The Foster Wheeler AG program replaces the Foster Wheeler Ltd. program, and no further repurchases will be made under the Foster Wheeler Ltd. program. As noted in the table below, there were no purchases under our share repurchase program during the fiscal fourth quarter of 2009. Additionally, there were no purchases under our share repurchase program during fiscal year 2009.

Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Fiscal Month	Shares Purchased(1)	per Share	Programs	Programs

October 1, 2009 through October 31, 2009	—	$—	—
November 1, 2009 through November 30, 2009	—	—	—
December 1, 2009 through December 31, 2009	—	—	—

Total	—	$—	—(2)	$264,773

(1)	During the fiscal fourth quarter of 2009, we did not repurchase any shares in open market transactions pursuant to our share repurchase program. We are authorized to repurchase up to $264,773 of our outstanding registered shares. The Foster Wheeler AG repurchase program, which replaced the Foster Wheeler Ltd. program as of February 9, 2009 (as described above), has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares through any other repurchase program.

(2)	As of December 31, 2009, an aggregate of 18,098,519 Foster Wheeler Ltd. common shares were purchased for a total of $485,227 since the inception of the Foster Wheeler Ltd. repurchase program announced on September 12, 2008. No further repurchases will be made under the Foster Wheeler Ltd. program. As of December 31, 2009, no repurchases have been made since the inception of the Foster Wheeler AG repurchase program on February 9, 2009, the date of the completion of the Redomestication.

ITEM 6.	SELECTED FINANCIAL DATA

FOSTER WHEELER AG
COMPARATIVE FINANCIAL STATISTICS
(amounts in thousands of dollars, except share data and per share amounts)

	Fiscal Years Ended
	December 31,		December 26,		December 28,		December 29,		December 30,
	2009		2008		2007		2006		2005

Statement of Operations Data:
Operating revenues	$5,056,334		$6,854,290		$5,107,243		$3,495,048		$2,199,955
Income/(loss) before income taxes	455,120	(1)	630,897	(2)	535,871	(4)	348,482(5)		(65,799	)(6)
Provision for income taxes	93,762		97,028	(3)	136,420		81,709		39,568
Net income	361,358		533,869		399,451		266,773		(105,367)
Net income attributable to noncontrolling interests	11,202		7,249		5,577		4,789		4,382

Net income/(loss) attributable to Foster Wheeler AG	$350,156		$526,620		$393,874		$261,984		$(109,749)

Earnings/(loss) per share:
Basic	$2.77		$3.73		$2.78		$1.82	(7)	$(1.18)
Diluted	$2.75		$3.68		$2.72		$1.72	(7)	$(1.18)
Shares outstanding:
Weighted-average number of shares outstanding for basic earnings/(loss) per share	126,541,962		141,149,590		141,661,046		132,996,384		93,140,176
Effect of dilutive securities	632,649		1,954,440		3,087,176		8,221,592		*

Weighted-average number of shares outstanding for diluted earnings/(loss) per share	127,174,611		143,104,030		144,748,222		141,217,976		93,140,176

	As of
	December 31,	December 26,	December 28,	December 29,	December 30,
	2009	2008	2007	2006	2005

Balance Sheet Data:
Current assets	$1,941,555	$1,790,186	$2,044,383	$1,389,628	$851,523
Current liabilities	1,282,004	1,488,614	1,523,773	1,247,603	997,564
Working capital	659,551	301,572	520,610	142,025	(146,041)
Land, buildings and equipment, net	398,132	383,209	337,485	302,488	258,672
Total assets	3,187,738	3,011,254	3,248,988	2,565,549	1,894,706
Long-term debt (including current installments)	212,440	217,364	205,346	202,969	315,412
Total temporary equity	2,570	7,586	2,728	983	—
Total Foster Wheeler AG shareholders’ equity/(deficit)	831,517	392,562	571,041	62,727	(341,158)

Other Data:
Unfilled orders (in terms of future revenues), end of year	$4,112,800	$5,504,400	$9,420,400	$5,431,400	$3,692,300
New orders booked (in terms of future revenues)	3,481,700	4,056,000	8,882,800	4,892,200	4,163,000

(1)	Includes in fiscal year 2009: a charge of $12,400 for severance-related postemployment benefits and a net charge of $26,400 on the revaluation of our asbestos liability and related asset primarily resulting from increased asbestos defense costs projected through fiscal year 2024 and our rolling 15-year asbestos liability estimate.

(2)	Includes in fiscal year 2008: a charge of $9,000 for severance-related postemployment benefits and a net charge of $6,600 on the revaluation of our asbestos liability and related asset resulting from a charge of $42,700 primarily related to increased asbestos defense costs projected through fiscal year 2023 partially offset by a gain of $36,100 on the settlement of coverage litigation with certain asbestos insurance carriers.

(3)	Includes in fiscal year 2008: a benefit of $24,100 related to the net impact of deferred tax valuation allowance adjustments at two of our non-U.S. subsidiaries.

(4)	Includes in fiscal year 2007: a net gain of $6,100 on the revaluation of our asbestos liability and related asset resulting from a gain of $13,500 on the settlement of coverage litigation with certain asbestos insurance carriers partially offset by a charge of $7,400 primarily for our rolling 15-year asbestos liability estimate.

(5)	Includes in fiscal year 2006: a net gain of $100,100 on the revaluation of our asbestos liability and related asset resulting from a gain of $115,700 on the settlement of coverage litigation with certain asbestos insurance carriers partially offset by a charge of $15,600 primarily for our rolling 15-year asbestos liability estimate; an aggregate charge of $15,000 in conjunction with the voluntary termination of our prior U.S. senior credit agreement; and a net charge of $12,500 in conjunction with certain debt reduction initiatives completed in April and May 2006.

(6)	Includes in fiscal year 2005: a charge of $113,700 on the revaluation of our asbestos liability and related asset; credit agreement costs associated with our prior U.S. senior credit facility of $3,500; and an aggregate charge of $58,300 recorded in conjunction with the exchange offers for our trust preferred securities and our senior notes due 2011.

(7)	We completed two common share purchase warrant offer transactions in January 2006. The fair value of the additional shares issued as part of the warrant offer transactions reduced net income attributable to our shareholders when calculating earnings/(loss) per share. The fair value of the additional shares issued was $19,445.

*	The impact of potentially dilutive securities such as outstanding stock options, warrants to purchase shares, and the non-vested portion of restricted shares and restricted share units were not included in the calculation of diluted loss per share in loss periods due to their antidilutive effect.

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

Safe Harbor Statement

This management’s discussion and analysis of financial condition and results of operations, other sections of this annual report on Form 10-K and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler AG and the various industries within which we operate. These include statements regarding our expectations about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims, and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described in Item 1A, “Risk Factors” and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

•	benefits, effects or results of our redomestication or the relocation of our principal executive offices to Geneva, Switzerland;

•	further deterioration in the economic conditions in the United States and other major international economies;

•	changes in investment by the oil and gas, oil refining, chemical/petrochemical and power generation industries;

•	changes in the financial condition of our customers;

•	changes in regulatory environments;

•	changes in project design or schedules;

•	contract cancellations;

•	changes in our estimates of costs to complete projects;

•	changes in trade, monetary and fiscal policies worldwide;

•	compliance with laws and regulations relating to our global operations;

•	currency fluctuations;

•	war and/or terrorist attacks on facilities either owned by us or where equipment or services are or may be provided by us;

•	interruptions to shipping lanes or other methods of transit;

•	outcomes of pending and future litigation, including litigation regarding our liability for damages and insurance coverage for asbestos exposure;

•	protection and validity of our patents and other intellectual property rights;

•	increasing competition by non-U.S. and U.S. companies;

•	compliance with our debt covenants;

•	recoverability of claims against our customers and others by us and claims by third parties against us; and

•	changes in estimates used in our critical accounting policies.

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

In addition, this management’s discussion and analysis of financial condition and results of operations contains several statements regarding current and future general global economic conditions. These statements are based on our compilation of economic data and analyses from a variety of external sources. While we believe these statements to be reasonably accurate, global economic conditions are difficult to analyze and predict and are subject to significant uncertainty and as a result, these statements may prove to be wrong. The challenges and drivers for each of our business segments are discussed in more detail in the section entitled “— Results of Operations-Business Segments,” within this Item 7.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in proxy statements, quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K filed with the Securities and Exchange Commission, or SEC.

Overview

We operate through two business groups — the Global Engineering & Construction Group, which we refer to as our Global E&C Group, and our Global Power Group. In addition to these two business groups, we also report corporate center expenses, our captive insurance operation and expenses related to certain legacy liabilities, such as asbestos, in the Corporate and Finance Group, which we refer to as the C&F Group.

Since fiscal year 2007, we have been exploring, and intend to continue to explore, acquisitions within the engineering and construction industry to strategically complement or expand on our technical capabilities or access to new market segments.

During fiscal year 2008, we acquired a U.S.-based biopharmaceutical engineering company as part of our strategy to enhance our positioning in the pharmaceutical marketplace, especially in the U.S., and we acquired the majority of the assets and work force of an engineering design company, with an engineering center in Kolkata, India, which provides engineering services to the petrochemical, refining, upstream oil and gas and power industries. Both of these acquisitions have been integrated within our Global E&C Group.

During fiscal year 2009, we acquired substantially all of the assets of the offshore engineering division of OPE Holdings Ltd., a Canadian company that is listed on the TSX Venture Exchange and which we refer to as OPE, and we acquired substantially all of the assets of the Houston operations of Atlas Engineering, Inc., a privately held company, which is active in upstream oil and gas engineering services. Both of these acquisitions expand our Global E&C Group’s upstream oil and gas engineering services capabilities. We are also exploring acquisitions within the power generation industry to complement our Global Power Group product offering. However, there is no assurance that we will consummate acquisitions in the future.

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

The steps of the scheme of arrangement together with certain related transactions, which are collectively referred to as the “Redomestication,” effectively changed our place of incorporation from Bermuda to the Canton of Zug, Switzerland. Please refer to Item 1, “Business — Redomestication,” and to Note 19 to the consolidated financial statements in this annual report on Form 10-K for further information related to the Redomestication.

Fiscal Year 2009 Results

Our summary financial results for fiscal years 2009, 2008 and 2007 are as follows:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Operating revenues(1)	$5,056,334	$6,854,290	$5,107,243
Contract profit(1)	758,647	895,646	744,321
Selling, general and administrative expenses(1)	294,907	283,883	246,237
Net income attributable to Foster Wheeler AG	$350,156	$526,620	$393,874
Earnings per share :
Basic	$2.77	$3.73	$2.78
Diluted	$2.75	$3.68	$2.72
Cash and cash equivalents(2)	$997,158	$773,163	$1,048,544
Net cash provided by operating activities(2)	$290,615	$428,926	$428,315

(1)	Please refer to the section entitled “— Results of Operations” below for further discussion.

(2)	Please refer to the section entitled “— Liquidity and Capital Resources” below for further discussion.

Net income attributable to Foster Wheeler AG decreased in fiscal year 2009, as compared to fiscal year 2008, primarily driven by decreased contract profit, decreased interest income, increased net asbestos-related provision, increased selling, general and administrative expenses primarily driven by increased costs related to our U.S. pension plans, which are frozen to new entrants and additional benefit accruals, and an increase in our effective tax rate.

Net income attributable to Foster Wheeler AG increased in fiscal year 2008, as compared to fiscal year 2007, primarily driven by increased contract profit and a decrease in our effective tax rate, which were partially offset by increased selling, general and administrative expenses and a gain in fiscal year 2007 on the settlement of coverage litigation with certain asbestos insurance carriers.

Please refer to the section entitled “— Results of Operations” below for further discussion of the above noted drivers that impacted net income attributable to Foster Wheeler AG.

Challenges and Drivers

Our primary operating focus continues to be booking quality new business and executing our contracts well. The global markets in which we operate are largely dependent on overall economic growth and the resultant demand for oil and gas, electric power, petrochemicals and refined products.

In our Global E&C business, we expect long-term demand to be strong for the end products produced by our clients, and to continue to stimulate investment by our clients in new and expanded plants. Notwithstanding the foregoing, the current weakness in the global economy has caused many of our E&C clients to reevaluate the size, timing and scope of their capital spending plans in relation to the kinds of energy and petrochemical projects that we serve. These factors may continue into fiscal year 2010. The challenges and drivers for our Global E&C Group are discussed in more detail in the section entitled “— Results of Operations-Business Segments-Global E&C Group-Overview of Segment,” within this Item 7. Attracting and retaining qualified technical personnel to execute the existing backlog of unfilled orders and future bookings continues to be a management priority. Equally important is ensuring that we maintain an appropriate management infrastructure to integrate and manage the technical personnel.

In our Global Power Group business, new order activity has been unfavorably affected by several trends which began in fiscal year 2008, continued during fiscal year 2009 and which may continue in the future. These trends include weakness in the global economy and its impact on the near-term growth in demand for electricity, political and environmental sensitivity regarding coal-fired steam generators and the depressed level of natural gas pricing experienced in fiscal years 2008 and 2009, which increased the attractiveness of that fuel, in relation to coal, for the generation of electricity. The challenges and drivers for our Global Power Group are discussed in more detail in the section entitled “— Results of Operations-Business Segments-Global Power Group-Overview of Segment,” within this Item 7.

New Orders and Backlog of Unfilled Orders:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

New orders, measured in future revenues	$3,481,700	$4,056,000	$8,882,800

	As of
	December 31,	December 26,
	2009	2008

Backlog of unfilled orders, measured in future revenues	$4,112,800	$5,504,400
Backlog, measured in Foster Wheeler scope*	$2,068,600	$2,539,300
E&C man-hours in backlog (in thousands)	12,700	12,600

*	As defined in the section entitled “— Backlog and New Orders” within this Item 7.

Our Global E&C Group’s new orders, measured in future revenues, increased to $2,870,700 in fiscal year 2009, as compared to $2,707,500 in fiscal year 2008. These new orders are inclusive of flow-through revenues, as defined below, of $895,500 and $604,600 for fiscal years 2009 and 2008, respectively.

Our Global Power Group’s new orders decreased to $611,000 in fiscal year 2009, as compared to $1,348,500 in fiscal year 2008. Our new orders in fiscal year 2009 were impacted by the continuation of delays and cancellations of prospective projects occurring in the power markets that we serve.

The challenges and drivers for our Global E&C Group and our Global Power Group are discussed in more detail in the section entitled “— Business Segments,” within this Item 7.

Results of Operations:

Operating Revenues:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Amount	$5,056,334	$6,854,290	$5,107,243
$ Change	(1,797,956)	1,747,047
% Change	(26.2)%	34.2%

The composition of our operating revenues varies from period to period based on the portfolio of contracts in execution during any given period. Our operating revenues are therefore dependent on our portfolio of contracts, the strength of the various geographic markets and industries we serve and our ability to address those markets and industries.

The geographic dispersion of our consolidated operating revenues for fiscal years 2009, 2008 and 2007 based upon where our projects are being executed, were as follows:

			2009 vs 2008			2008 vs 2007
	2009	2008	$ Change	% Change	2007	$ Change	% Change

Asia	$1,407,313	$1,575,383	$(168,070)	(11)%	$964,006	$611,377	63%
Australasia and other*	1,336,509	1,745,039	(408,530)	(23)%	709,073	1,035,966	146%
Europe	1,040,179	1,451,670	(411,491)	(28)%	1,329,971	121,699	9%
Middle East	395,225	858,592	(463,367)	(54)%	1,006,287	(147,695)	(15)%
North America	654,728	1,056,209	(401,481)	(38)%	957,294	98,915	10%
South America	222,380	167,397	54,983	33%	140,612	26,785	19%

Total	$5,056,334	$6,854,290	$(1,797,956)	(26)%	$5,107,243	$1,747,047	34%

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific islands.

Fiscal Year 2009 vs. Fiscal Year 2008

The decrease in operating revenues compared to fiscal year 2008 was driven by decreased flow-through revenues (described below), decreased volume of business and a net decrease due to foreign currency fluctuations relative to the U.S. dollar, primarily driven by the British pound and Euro. Our consolidated operating revenues decreased approximately 20% excluding the impact of the change in flow-through revenues and foreign currency fluctuations when compared to fiscal year 2008.

Our Global E&C Group, which designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation and distribution facilities, and gasification facilities, experienced a decrease in operating revenues of $1,107,100 compared to fiscal year 2008, which represented 62% of the decrease in our consolidated operating revenue. Our Global E&C Group’s operating revenues in fiscal year 2009 included $2,129,100 of flow-through revenues. Flow-through revenues decreased by $785,000 compared to fiscal year 2008, representing 71% of the decrease in our Global E&C Group’s operating revenues and 44% of the decrease in consolidated operating revenues. Flow-through revenues and costs result when we purchase materials, equipment or third-party services on behalf of our customer on a reimbursable basis with no profit on the materials, equipment or third-party services and where we have the overall responsibility as the contractor for the engineering specifications and procurement or procurement services for the materials, equipment or third-party services included in flow-through costs. Flow-through revenues and costs do not impact contract profit or net earnings.

Our Global E&C Group’s operating revenues decreased approximately 6% excluding the impact of the change in flow-through revenues and foreign currency fluctuations when compared to fiscal year 2008. Please refer to the section entitled, “— Business Segments,” within this Item 7, for a discussion of our view of the market outlook for our Global E&C Group.

Our Global Power Group, which predominantly serves the power generation industry, experienced a decrease in operating revenues of $690,800 compared to fiscal year 2008, which represented 38% of the decrease in our consolidated operating revenue. Our Global Power Group’s operating revenues decreased approximately 37% excluding the impact of the change in flow-through revenues and foreign currency fluctuations when compared to fiscal year 2008. Please refer to the section entitled “— Business Segments,” within this Item 7, for further information.

Fiscal Year 2008 vs. Fiscal Year 2007

The increase in operating revenues, compared to fiscal year 2007, was driven by our Global E&C Group, which experienced an operating revenue increase of $1,466,000, representing 84% of the consolidated operating revenue increase. The increase was the result of increases in operating revenues in the oil and gas, petrochemical and refining industries. In fiscal year 2008, our Global E&C Group operating revenues from these three industries increased by $1,622,500 while operating revenues from the other industries we serve declined by $156,500.

Our Global E&C Group’s operating revenues in fiscal year 2008 included $2,914,100 of flow-through revenues. Flow-through revenues increased by $1,377,000 compared to fiscal year 2007, representing 94% of the increase in our Global E&C Group’s operating revenues and 79% of the increase in consolidated operating revenues.

Our Global Power Group contributed $281,100, or 16%, to the increase in consolidated operating revenues in fiscal year 2008. The increase in operating revenues in our Global Power Group was primarily attributable to the execution of projects located in Europe, North America and South America.

Please refer to the section entitled “— Business Segments,” within this Item 7, for further information.

Contract Profit:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Amount	$758,647	$895,646	$744,321
$ Change	(136,999)	151,325
% Change	(15.3)%	20.3%

Contract profit is computed as operating revenues less cost of operating revenues. “Flow-through” amounts are recorded both as operating revenues and cost of operating revenues with no contract profit. Contract profit margins are computed as contract profit divided by operating revenues. Flow-through revenues reduce the contract profit margin as they are included in operating revenues without any corresponding impact on contract profit. As a result, we analyze our contract profit margins excluding the impact of flow-through revenues as we believe that this is a more accurate measure of our operating performance.

Fiscal Year 2009 vs. Fiscal Year 2008

Both our Global E&C Group and our Global Power Group experienced decreased contract profit which was mainly attributable to the net impact of the below items. Additionally, contract profit decreased approximately $56,700 due to foreign currency fluctuations relative to the U.S. dollar, primarily driven by the British pound, Euro and Polish Zloty.

Our Global E&C Group:

•	Decreased volume of operating revenues, excluding the impact of the change in flow-through revenues as described above, while contract profit margins remained unchanged excluding the below noted severance-related postemployment benefits charge.

•	A $7,800 decrease in contract profit in fiscal year 2009 for a severance-related postemployment benefits charge.

Our Global Power Group:

•	Decreased volume of operating revenues, significantly offset by increased contract profit margins. Additionally, contract profit margins increased excluding the impact of the items noted below which occurred during fiscal year 2008.

•	A $7,500 increase in contract profit in fiscal year 2008 for a commitment fee received for a contract that our Global Power Group was not awarded.

•	A $6,700 decrease in contract profit in fiscal year 2008 for a legacy project in Ireland. Please refer to Note 17 to the consolidated financial statements in this annual report on Form 10-K for further information.

•	A $6,600 decrease in contract profit in fiscal year 2008 for a severance-related postemployment benefits charge.

Please refer to the section entitled “— Business Segments,” within this Item 7, for further information.

Fiscal Year 2008 vs. Fiscal Year 2007

Both our Global E&C Group and our Global Power Group experienced increased contract profit which was mainly attributable to the net impact of the below items.

Our Global E&C Group:

Increased volume of operating revenues and increased contract profit margins, excluding the impact on contract profit margins of flow-through revenues.

Our Global Power Group:

Increased volume of operating revenues and markedly increased contract profit margins, excluding the net impact of the items noted below:

•	A $7,500 increase in contract profit in fiscal year 2008 for a commitment fee received for a contract that our Global Power Group was not awarded.

•	The decreases to contract profit for charges of $6,700 and $30,000 in fiscal years 2008 and 2007, respectively, on a legacy project in Ireland. Please refer to Note 17 to the consolidated financial statements in this annual report on Form 10-K for further information.

•	A $6,600 decrease in contract profit in fiscal year 2008 for a severance-related postemployment benefits charge.

•	A $9,600 increase in contract profit in fiscal year 2007 for a gain related to the favorable resolution of project claims in our Global Power Group.

Please refer to the section entitled “— Business Segments,” within this Item 7, for further information.

Selling, General and Administrative (SG&A) Expenses:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Amount	$294,907	$283,883	$246,237
$ Change	11,024	37,646
% Change	3.9%	15.3%

SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.

Fiscal Year 2009 vs. Fiscal Year 2008

The increase in SG&A expenses resulted from an increase in pension costs of $11,900 related to our U.S. pension plans, which are frozen to new entrants and additional benefit accruals, an increase in sales pursuit costs of $3,300 and an increase in our charge for severance-related postemployment benefits of $2,500, while research and development costs were relatively unchanged and general overhead costs decreased by

$6,200, excluding the above noted pension and severance-related postemployment benefit changes. During fiscal year 2009 our severance-related postemployment benefits charge was $4,600, which included charges in our Global E&C Group and our C&F Group of $900 and $3,700, respectively.

Fiscal Year 2008 vs. Fiscal Year 2007

The increase in SG&A expenses resulted from increases in sales pursuit costs of $17,200, general overhead costs of $17,700, research and development costs of $700 and severance-related postemployment benefits in our Global Power Group of $2,100. The increase in general overhead costs was primarily attributable to the increased volume of business in fiscal year 2008, which drove an increase in the number of non-technical support staff and related costs. The general overhead costs increase also included charges related to the settlement of pension obligations for certain former employees of $900. Please refer to Note 7 to the consolidated financial statements included in this annual report on Form 10-K for further information.

Other Income, net:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Amount	$52,263	$53,001	$61,410
$ Change	(738)	(8,409)
% Change	(1.4)%	(13.7)%

Fiscal Year 2009

Other income, net in fiscal year 2009 consisted primarily of $34,500 in equity earnings generated from our investments, primarily from our ownership interests in build, own and operate projects in Italy and Chile (as described further in Note 5 to the consolidated financial statements in this annual report on Form 10-K) and a $9,900 gain recognized at our Camden, New Jersey waste-to-energy facility from the State of New Jersey’s payment on the project’s debt. The slight decrease in other income, net in fiscal year 2009, compared to fiscal year 2008, resulted primarily from the net impact of the following:

•	An increase in equity earnings of $6,300 in our Global E&C Group’s projects in Italy, which included the impact of the following:

•	A $1,600 increase in equity earnings in fiscal year 2009 related to a new project which commenced operations at the end of fiscal year 2008.

•	A $4,900 decrease in equity earnings in fiscal year 2008 related to a change in tax rates to those projects for periods prior to fiscal year 2008.

•	A decrease in equity earnings in our Global Power Group’s project in Chile of $5,300 which was primarily due to a decrease in the average electric tariff rates when compared to the average electric tariff rates in effect during fiscal year 2008.

•	A $1,700 gain from an insurance settlement in fiscal year 2008.

Fiscal Year 2008

Other income, net in fiscal year 2008 consisted primarily of $33,400 in equity earnings generated from our investments, primarily from projects in Italy and Chile (as described above and further in Note 5 to the consolidated financial statements in this annual report on Form 10-K), a $9,600 gain recognized at our Camden, New Jersey waste-to-energy facility from the State of New Jersey’s payment on the project’s debt and a $1,700 gain from an insurance settlement. The decrease in other income, net in fiscal year 2008, compared to fiscal year 2007, resulted primarily from the net impact of the following:

•	A $6,600 equity earnings decrease in our Global E&C Group’s projects in Italy compared to fiscal year 2007. Fiscal year 2008 equity earnings were impacted by a $4,900 decrease related to a change in the tax rates to those projects for periods prior to fiscal year 2008.

•	An increase in equity earnings in our Global Power Group’s project in Chile of $4,100 which was primarily due to an increase in the average electric tariff rates when compared to the average electric tariff rates in effect during fiscal year 2007.

•	A $6,600 gain on a real estate investment in fiscal year 2007.

Fiscal Year 2007

Other income, net in fiscal year 2007 consisted primarily of $37,300 in equity earnings generated from our investments, primarily from projects in Italy and Chile (as described above and further in Note 5 to the consolidated financial statements in this annual report on Form 10-K), a $6,600 gain on a real estate investment and a $9,400 gain recognized at our Camden, New Jersey waste-to-energy facility from the State of New Jersey’s payment on the project’s debt.

Other Deductions, net:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Amount	$30,931	$54,382	$45,540
$ Change	(23,451)	8,842
% Change	(43.1)%	19.4%

Fiscal Year 2009

Other deductions, net in fiscal year 2009 consisted primarily of $16,400 of legal fees, $4,000 of consulting fees, $3,900 of bank fees, $2,500 in net penalties on unrecognized tax benefits, which were net of previously accrued tax penalties that were ultimately not assessed, a $800 provision for dispute resolution and environmental remediation cost and a $800 loss on sale of fixed assets, partially offset by $1,000 of net foreign exchange gains. Net foreign exchange gains include the net amount of transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of our subsidiaries.

Fiscal Year 2008

Other deductions, net in fiscal year 2008 consisted primarily of $23,100 of legal fees, $16,500 of net foreign exchange losses, $4,300 of bank fees, a $4,200 provision for dispute resolution and environmental remediation costs, $1,500 of consulting fees and $1,400 of fees related to our Redomestication (see “— Overview” above for an additional discussion of our Redomestication), partially offset by a net $2,400 decrease in penalties on unrecognized tax benefits, which included $5,000 of previously accrued tax penalties that were ultimately not assessed. Fiscal year 2008 net foreign exchange losses primarily resulted from the sharp decline in the value of the British pound relative to the U.S. dollar.

Fiscal Year 2007

Other deductions, net in fiscal year 2007 consisted primarily of $20,500 of legal fees, a $10,100 provision for dispute resolution and environmental remediation costs, $3,600 of bank fees, $2,600 of net foreign exchange losses, $1,500 of accrued tax penalties on unrecognized tax benefits and $800 of consulting fees.

Interest Income:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Amount	$10,535	$44,743	$35,627
$ Change	(34,208)	9,116
% Change	(76.5)%	25.6%

Fiscal Year 2009 vs. Fiscal Year 2008

The decrease in interest income, compared to fiscal year 2008, was driven primarily by lower interest rates and investment yields and, to a lesser extent, the impact of lower average cash and cash equivalents balances during fiscal year 2009, when compared to fiscal year 2008.

Fiscal Year 2008 vs. Fiscal Year 2007

The increase in interest income in fiscal year 2008, as compared to fiscal year 2007, was driven primarily by higher average cash and cash equivalents balances, partially offset by lower interest rates and investment yields.

Interest Expense:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Amount	$14,122	$17,621	$19,855
$ Change	(3,499)	(2,234)
% Change	(19.9)%	(11.3)%

Fiscal Year 2009 vs. Fiscal Year 2008

The decrease in interest expense primarily resulted from $5,100 of previously accrued interest expense on unrecognized tax benefits that were ultimately not assessed and a decrease in the average outstanding balance of special-purpose limited recourse project debt (“project debt”), which was net of increased FW Power S.r.l. project debt for the construction of electric power generating wind farm projects in Italy.

Fiscal Year 2008 vs. Fiscal Year 2007

The decrease in interest expense primarily resulted from decreased average outstanding project debt. The decrease in our average outstanding project debt includes the acquisition of our Robbins 1999C bonds in October 2008 (please refer to Note 6 to the consolidated financial statements in this annual report on Form 10-K for more information), partially offset by increased FW Power S.r.l. project debt for the construction of electric power generating wind farm projects in Italy.

Please refer to Note 6 to the consolidated financial statements in this annual report on Form 10-K for a detailed listing of the outstanding balances under our project debt.

Net Asbestos-Related Provision/(Gain):

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Amount	$26,365	$6,607	$(6,145)
$ Change	19,758	12,752
% Change	299.0%	N/M

Fiscal Year 2009

In fiscal year 2009, we incurred a net charge of $26,400 on the revaluation of our asbestos liability and related asset primarily resulting from increased asbestos defense costs projected through fiscal year 2024 and our rolling 15-year asbestos liability estimate.

Fiscal Year 2008

In fiscal year 2008, we incurred a net charge of $6,600 on the revaluation of our asbestos liability and related asset resulting from a charge of $42,700, primarily related to increased asbestos defense costs projected through fiscal year 2023, partially offset by a gain of $36,100 on the settlement of coverage litigation with certain asbestos insurance carriers.

Fiscal Year 2007

In fiscal year 2007, we incurred a net gain of $6,100 on the revaluation of our asbestos liability and related asset resulting from a gain of $13,500 on the settlement of coverage litigation with certain asbestos insurance carriers partially offset by a charge of $7,400 primarily for our rolling 15-year asbestos liability estimate.

Please refer to Note 17 to the consolidated financial statements in this annual report on Form 10-K for more information.

Provision for Income Taxes:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Amount	$93,762	$97,028	$136,420
$ Change	(3,266)	(39,392)
% Change	(3.4)%	(28.9)%
Effective Tax Rate	20.6%	15.4%	25.5%

Our effective tax rate can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of income taxed in various non-U.S. jurisdictions with rates different from the U.S. statutory rate, as a result of our inability to recognize a tax benefit for losses generated by certain unprofitable operations and as a result of the varying mix of income earned in the jurisdictions in which we operate. In addition, our deferred tax assets are reduced by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of loss carryforwards (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pretax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate. Conversely, in periods when operating units subject to a valuation allowance generate pretax losses, the corresponding increase in the valuation allowance has an unfavorable impact on our effective tax rate.

Fiscal Year 2009

Our effective tax rate for fiscal year 2009 was lower than the U.S. statutory rate of 35% due principally to the net impact of income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 15-percentage point reduction in the effective tax rate for fiscal year 2009.

Fiscal Year 2008

Our effective tax rate for fiscal year 2008 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:

•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 14-percentage point reduction in the effective tax rate for fiscal year 2008; and

•	A valuation allowance decrease which consisted of a reversal of our valuation allowance on deferred tax assets in one of our non-U.S. subsidiaries and a decrease in our valuation allowance because we recognized earnings in jurisdictions where we had a full valuation allowance.

These factors which reduced the effective tax rate were partially offset by the establishment of a valuation allowance on deferred tax assets in another of our non-U.S. subsidiaries and our inability to recognize a tax benefit for losses subject to valuation allowance in certain other jurisdictions and other permanent differences. Total changes in our valuation allowance contributed to an approximate six-percentage point reduction in the effective tax rate for fiscal year 2008.

Fiscal Year 2007

Our effective tax rate for fiscal year 2007 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:

•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate ten-percentage point reduction in the effective tax rate for fiscal year 2007; and

•	A valuation allowance decrease which contributed to an approximate two-percentage point reduction in the effective tax rate for fiscal year 2007. A decrease in our valuation allowance occurred in the fiscal year 2007 because we recognized earnings in jurisdictions where we had a full valuation allowance.

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

For statutory purposes, the majority of the U.S. federal tax benefits, against which valuation allowances have been established, do not expire until fiscal year 2025 and beyond, based on current tax laws.

Net Income Attributable to Noncontrolling Interests:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Amount	$11,202	$7,249	$5,577
$ Change	3,953	1,672
% Change	54.5%	30.0%

Net income attributable to noncontrolling interests represents third-party ownership interests in the results of our Global Power Group’s Martinez, California gas-fired cogeneration subsidiary and our manufacturing subsidiaries in Poland and the People’s Republic of China as well as our Global E&C Group’s subsidiary in South Africa. The change in net income attributable to noncontrolling interests is based upon changes in the underlying earnings of these subsidiaries and/or changes in noncontrolling interests’ ownership interest in the subsidiaries.

Fiscal Year 2009 vs. Fiscal Year 2008

The increase in net income attributable to noncontrolling interests, compared to fiscal year 2008, primarily resulted from increases of $2,300 from our operations in South Africa and $800 due to increased earnings from our operations in Martinez, California.

Fiscal Year 2008 vs. Fiscal Year 2007

The increase in net income attributable to noncontrolling interests, compared to fiscal year 2007, primarily resulted from a reallocation of income between us and the noncontrolling interest partner in our operations in Martinez, California, partially offset by decreased earnings from our operations in Martinez, California mainly driven by higher natural gas pricing with an incremental benefit from increased electricity sales.

EBITDA:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Amount	$503,799	$686,067	$591,840
$ Change	(182,268)	94,227
% Change	(26.6)%	15.9%

Fiscal Year 2009 vs. Fiscal Year 2008

The decrease in EBITDA primarily resulted from decreased contract profit of $80,300, excluding foreign currency fluctuations, a net decrease in EBITDA of approximately $51,800 due to foreign currency fluctuations relative to the U.S. dollar, primarily driven by the British pound, Euro and Polish Zloty, compared to fiscal year 2008, decreased interest income of $34,200 and increased net asbestos-related provision of $19,800, increased SG&A expenses of $11,000 primarily driven by increased costs related to our U.S. pension plans, which are frozen to new entrants and additional benefit accruals. Please refer to the preceding discussion of each of these items within this “— Results of Operations” section.

Fiscal Year 2008 vs. Fiscal Year 2007

The increase in EBITDA primarily resulted from increased contract profit of $151,300, partially offset by increased SG&A expenses of $37,600, a $16,500 net loss on the settlement of transactions denominated in foreign currencies, primarily driven by the sharp decline in the British pound, and the $12,700 net impact related to a net asbestos-related provision in fiscal year 2008 compared to a net asbestos-related gain in fiscal year 2007. Please refer to the preceding discussion of each of these items within this “— Results of Operations” section.

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

•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and

•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)

Fiscal Year Ended December 31, 2009
EBITDA(2)	$503,799	$421,186	$194,027	$(111,414)

Less: Interest expense	14,122
Less: Depreciation and amortization	45,759
Less: Provision for income taxes	93,762

Net income attributable to Foster Wheeler AG	$350,156

Fiscal Year Ended December 26, 2008
EBITDA(3)	$686,067	$535,602	$239,508	$(89,043)

Less: Interest expense	17,621
Less: Depreciation and amortization	44,798
Less: Provision for income taxes	97,028

Net income attributable to Foster Wheeler AG	$526,620

Fiscal Year Ended December 28, 2007
EBITDA(4)	$591,840	$505,647	$139,177	$(52,984)

Less: Interest expense	19,855
Less: Depreciation and amortization	41,691
Less: Provision for income taxes	136,420

Net income attributable to Foster Wheeler AG	$393,874

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	Includes in fiscal year 2009: increased contract profit of $69,000 from the regular revaluation of final estimated contract profit*: $66,700 in our Global E&C Group and $2,300 in our Global Power Group; a charge of $12,400 for severance-related postemployment benefits: $8,700 in our Global E&C Group and $3,700 in our C&F Group; and a net charge of $26,400 in our C&F Group on the revaluation of our asbestos liability and related asset primarily resulting from increased asbestos defense costs projected through fiscal year 2024 and our rolling 15-year asbestos liability estimate.

(3)	Includes in fiscal year 2008: increased/(decreased) contract profit of $26,700 from the regular revaluation of final estimated contract profit*: $46,300 in our Global E&C Group and $(19,600) in our Global Power Group; a charge of $9,000 in our Global Power Group primarily for severance-related postemployment benefits; and a net charge of $6,600 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from a charge of $42,700, primarily related to increased asbestos defense costs projected through fiscal year 2023, partially offset by a gain of $36,100 on the settlement of coverage litigation with certain asbestos insurance carriers.

(4)	Includes in fiscal year 2007: increased/(decreased) contract profit of $35,100 from the regular revaluation of final estimated contract profit*: $54,500 in our Global E&C Group and $(19,400) in our Global Power Group; and a net gain of $6,100 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from a gain of $13,500 on the settlement of coverage litigation with certain asbestos insurance carriers partially offset by a charge of $7,400 primarily for our rolling 15-year asbestos liability estimate.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements in this annual report on Form 10-K for further information regarding changes in our final estimated contract profit.

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

Business Segments

EBITDA, as discussed and defined above, is the primary measure of operating performance used by our chief operating decision maker.

Global E&C Group

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Operating revenues	$4,040,082	$5,147,227	$3,681,259
$ Change	(1,107,145)	1,465,968
% Change	(21.5)%	39.8%
EBITDA	$421,186	$535,602	$505,647
$ Change	(114,416)	29,955
% Change	(21.4)%	5.9%

Results

The geographic dispersion of our Global E&C Group’s operating revenues for fiscal years 2009, 2008 and 2007, based upon where our projects are being executed, were as follows:

			2009 vs 2008			2008 vs 2007
	2009	2008	$ Change	% Change	2007	$ Change	% Change

Asia	$1,301,173	$1,398,295	$(97,122)	(7)%	$800,110	$598,185	75%
Australasia and other*	1,332,184	1,731,781	(399,597)	(23)%	704,121	1,027,660	146%
Europe	601,553	847,788	(246,235)	(29)%	851,961	(4,173)	(0)%
Middle East	393,052	857,944	(464,892)	(54)%	1,001,193	(143,249)	(14)%
North America	283,622	276,796	6,826	2%	253,952	22,844	9%
South America	128,498	34,623	93,875	271%	69,922	(35,299)	(50)%

Total	$4,040,082	$5,147,227	$(1,107,145)	(22)%	$3,681,259	$1,465,968	40%

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.

Please refer to the section entitled, “— Overview of Segment” below for our view of the market outlook for Global E&C Group.

Fiscal Year 2009 vs. Fiscal Year 2008

Our Global E&C experienced a decrease in operating revenues of $1,107,100, which represented 62% of the decrease in our consolidated operating revenues. Our Global E&C Group’s operating revenues in fiscal year 2009 included $2,129,100 of flow-through revenues. Flow-through revenues decreased by $785,000, representing 71% of the decrease in our Global E&C Group’s operating revenues. Our Global E&C Group’s operating revenues decreased approximately 6%, excluding the impact of the change in flow-through revenues and foreign currency fluctuations when compared to fiscal year 2008.

The decrease in our Global E&C Group’s EBITDA resulted primarily from the net impact of the following:

•	Decreased contract profit mainly attributable to the impact of the following:

•	Decreased volume of operating revenues, excluding the impact of the change in flow-through revenues as described above, while contract profit margins remained unchanged excluding the below noted severance-related postemployment benefits charge.

•	A $7,800 decrease in contract profit in fiscal year 2009 for a severance-related postemployment benefits charge, described below.

•	A severance-related postemployment benefits charge of $8,700 in fiscal year 2009. The severance charge results from our efforts to right-size our Global E&C operations to match anticipated market conditions in fiscal year 2010 and to balance our workforce to match the geographic mix of our work to be performed, which included a workforce reduction in our U.K. operations, partially offset by workforce increases in our South Africa and India operations. The severance-related postemployment benefits charge in fiscal year 2009 decreased contract profit by $7,800 (noted above) and increased selling, general and administrative expenses by $900.

•	A net decrease in EBITDA of approximately $44,500 due to foreign currency fluctuations relative to the U.S. dollar, primarily driven by the British pound and Euro, compared to fiscal year 2008.

These decreases were partially offset by the following:

•	A $6,300 equity earnings increase in our Global E&C Group’s projects in Italy compared to fiscal year 2008. Fiscal year 2009 equity earnings increased by $1,600 related to a new project which commenced operations at the end of fiscal year 2008. Fiscal year 2008 equity earnings were decreased by $4,900 related to a change in the tax rates to those projects for periods prior to fiscal year 2008.

•	A net loss on the settlement of transactions denominated in foreign currencies in fiscal year 2008 of approximately $14,800, primarily driven by the sharp decline in the British pound.

•	A $2,200 impairment charge in our Global E&C Group in fiscal year 2008 related to an investment in a power project development in Italy.

Fiscal Year 2008 vs. Fiscal Year 2007

Our Global E&C Group’s operating revenues in fiscal year 2008 included $2,914,100 of flow-through revenues. Flow-through revenues increased by $1,377,000 compared to fiscal year 2007, representing 94% of the increase in our Global E&C Group’s operating revenues.

The increase in our Global E&C Group’s EBITDA compared to fiscal year 2007, resulted primarily from the net impact of the following:

•	Increased contract profit mainly attributable to increased volume of operating revenues and increased contract profit margins, excluding the impact on contract profit margins of flow-through revenues.

Please refer to the section entitled “— Contract Profit” above for further discussion on contract profit and contract profit margins.

•	A net loss on the settlement of transactions denominated in foreign currencies in fiscal year 2008 of approximately $14,800, primarily driven by the sharp decline in the British pound.

•	A $6,600 equity earnings decrease in our Global E&C Group’s projects in Italy compared to fiscal year 2007. Fiscal year 2008 equity earnings were decreased by $4,900 related to a change in the tax rates to those projects for periods prior to fiscal year 2008.

•	A $2,200 impairment charge in our Global E&C Group in fiscal year 2008 related to an investment in a power project development in Italy.

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

Our Global E&C Group owns one of the leading technologies (delayed coking) used in refinery residue upgrading and a hydrogen production process used in oil refineries and petrochemical plants. The Global E&C Group also designs and supplies direct-fired furnaces, including fired heaters and waste heat recovery generators, used in a range of refinery, chemical, petrochemical, oil and gas processes, including furnaces used in its proprietary delayed coking and hydrogen production technologies. Additionally, our Global E&C Group has experience with, and is able to work with, a wide range of processes owned by others.

Although the global economy is showing signs of recovery, several of our clients are continuing to reevaluate the size, timing and scope of their capital spending plans in relation to the kinds of energy and petrochemical projects that we serve. We have seen instances of postponement or cancellation of prospects; resizing of prospective projects to make them more economically viable and intensified competition among engineering and construction contractors which has resulted in pricing pressure. These factors may continue into fiscal year 2010. In addition, the constraints on the global credit market are impacting and may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. However, we continue to see projects moving forward and clients starting to re-examine previously postponed projects to review the business cases for proceeding with such projects. In addition, we believe world demand for energy and chemicals will continue to grow over the long term and that clients will continue to invest in new and upgraded capacity to meet that demand. In that regard, we were successful in booking contracts for studies and front-end engineering work in fiscal year 2009, for example FEED work at a LNG project in Australia, which is frequently the precursor to subsequent significant opportunities as projects move into the engineering, procurement and construction phase. Moreover, we have continued to be successful in booking contracts of varying types and sizes in our key end markets, including a very large award in fiscal year 2009 for the engineering, procurement and construction of a new refinery in India. Our success in this regard is a reflection of our technical expertise, our long-term relationships with clients, and our selective approach in pursuit of new prospects where we believe we have significant differentiators.

Global Power Group

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Operating revenues	$1,016,252	$1,707,063	$1,425,984
$ Change	(690,811)	281,079
% Change	(40.5)%	19.7%
EBITDA	$194,027	$239,508	$139,177
$ Change	(45,481)	100,331
% Change	(19.0)%	72.1%

Results

The geographic dispersion of our Global Power Group’s operating revenues for fiscal years 2009, 2008 and 2007, based upon where our projects are being executed, were as follows:

			2009 vs 2008			2008 vs 2007
	2009	2008	$ Change	% Change	2007	$ Change	% Change

Asia	$106,140	$177,088	$(70,948)	(40)%	$163,896	$13,192	8%
Australasia and other*	4,325	13,258	(8,933)	(67)%	4,952	8,306	168%
Europe	438,626	603,882	(165,256)	(27)%	478,010	125,872	26%
Middle East	2,173	648	1,525	235%	5,094	(4,446)	(87)%
North America	371,106	779,413	(408,307)	(52)%	703,342	76,071	11%
South America	93,882	132,774	(38,892)	(29)%	70,690	62,084	88%

Total	$1,016,252	$1,707,063	$(690,811)	(40)%	$1,425,984	$281,079	20%

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.

Please refer to the section entitled, “— Overview of Segment” below for our view of the market outlook for our Global Power Group.

Fiscal Year 2009 vs. Fiscal Year 2008

Our Global Power Group, which predominantly serves the power generation industry, experienced a decrease in operating revenues of $690,800 compared to fiscal year 2008, which represented 38% of the decrease in our consolidated operating revenues. Our Global Power Group’s operating revenues decreased approximately 37% excluding the impact of the change in foreign currency translation rates compared to fiscal year 2008.

The decrease in our Global Power Group’s EBITDA in fiscal year 2009, as compared to fiscal year 2008, resulted primarily from the following:

•	Decreased contract profit mainly attributable to the impact of the following:

•	Decreased volume of operating revenues, significantly offset by increased contract profit margins. Additionally, contract profit margins increased excluding the impact of the items noted below which occurred during fiscal year 2008.

•	A $7,500 increase in contract profit in fiscal year 2008 for a commitment fee received for a contract that our Global Power Group was not awarded.

•	A $6,700 decrease in contract profit in fiscal year 2008 for a legacy project in Ireland. Please refer to Note 17 to the consolidated financial statements in this annual report on Form 10-K for further information.

•	A $6,600 decrease in contract profit in fiscal year 2008 for a severance-related postemployment benefits charge.

•	A decrease in equity earnings in our Global Power Group’s project in Chile of $5,300 which was primarily due to a decrease in the average electric tariff rates when compared to the average electric tariff rates in effect during fiscal year 2008.

•	A net decrease in EBITDA of approximately $7,300 due to foreign currency fluctuations relative to the U.S. dollar, primarily driven by the Euro and Polish Zloty, compared to fiscal year 2008.

These decreases were partially offset by the following:

•	During fiscal year 2008, our Global Power Group recorded a charge for severance-related postemployment benefits of $9,000. The severance-related postemployment benefits charge resulted from our efforts to right-size our power generation business to match anticipated market conditions. The charge in fiscal year 2008 of $9,000 decreased contract profit by $6,600 (noted above), increased selling, general and administrative expenses by $2,100 and increased other deductions, net by $300.

•	A net loss on the settlement of transactions denominated in foreign currencies in fiscal year 2008 of approximately $2,200.

Fiscal Year 2008 vs. Fiscal Year 2007

The increase in our Global Power Group’s EBITDA in fiscal year 2008, as compared to fiscal year 2007, resulted primarily from the following:

•	Our Global Power Group experienced increased contract profit mainly attributable to increased volume of operating revenues and markedly increased contract profit margins in fiscal year 2008, as compared to fiscal year 2007, excluding the net impact of the items noted below:

•	A $7,500 increase in contract profit in fiscal year 2008 for a commitment fee received for a contract that our Global Power Group was not awarded.

•	The decreases to contract profit for charges of $6,700 and $30,000 in fiscal years 2008 and 2007, respectively, on a legacy project in Ireland. Please refer to Note 17 to the consolidated financial statements in this annual report on Form 10-K for further information.

•	A $6,600 decrease in contract profit in fiscal year 2008 for a severance-related postemployment benefits charge, as noted above.

•	A $9,600 increase in contract profit in fiscal year 2007 for a gain related to the favorable resolution of project claims in our Global Power Group.

•	An increase in equity earnings in our Global Power Group’s project in Chile of $4,100 which was primarily due to an increase in the average electric tariff rates when compared to the average electric tariff rates in effect during fiscal year 2007.

These increases were partially offset by the following:

•	A charge of $9,000 in our Global Power Group primarily for severance-related postemployment benefits, as noted above. The $9,000 charge decreased contract profit by $6,600, increased SG&A expenses by $2,100 and increased other deductions, net by $300.

•	A $2,200 net foreign exchange loss in fiscal year 2008.

•	EBITDA in fiscal year 2007 includes a $14,400 gain related to the favorable resolution of project claims, which increased contract profit by $9,600 and interest income by $4,000 and reduced other deductions, net by $800.

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

In our Global Power Group business, new order activity has been unfavorably affected by several trends which began in fiscal year 2008, continued during fiscal year 2009 and which may continue in the future. Weakness in the global economy reduced the near-term growth in demand for electricity. In addition, political and environmental sensitivity regarding coal-fired steam generators caused a number of our Global Power Group’s prospective projects to be postponed or cancelled as clients experienced difficulty in obtaining the required environmental permits or decided to wait for additional clarity regarding state and federal regulations. This environmental concern has been especially pronounced in the United States, and to a lesser extent in Europe, and is linked to the view that solid-fuel-fired steam generators contribute to global warming through the discharge of greenhouse gas emissions into the atmosphere. Credit concerns among certain clients also contributed to the slowed pace of new contract awards in fiscal year 2009. In addition, the depressed level of natural gas pricing experienced in fiscal years 2008 and 2009, increased the attractiveness of that fuel, in relation to coal, for the generation of electricity. Finally, the constraints on the global credit market are impacting and may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. We believe that the impact of these factors on global demand for new solid-fuel steam generators, with the exception of political and environmental sensitivity regarding coal-fired steam generators, may decrease in fiscal year 2010 and that the global demand for new solid-fuel steam generators could begin to improve. However, the severity of the impact on new contract awards in fiscal year 2009 is likely to impact our financial performance in fiscal year 2010.

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

Longer-term, we believe that world demand for electrical energy will continue to grow and that solid-fuel-fired steam generators will continue to fill a significant portion of the incremental growth in new generating capacity. In addition, we are seeing a growing need to repower older coal plants with new clean coal plants driven by the need to improve environmental, economical, and reliability performance of mature coal plant fleets in such countries as the U.S., Poland, and Russia. The fuel-flexibility of our CFB steam generators enables them to burn a variety of fuels other than coal and to produce carbon-neutral electricity when fired by biomass. In addition, our utility steam generators can be designed to incorporate supercritical technology, which significantly improves power plant efficiency and reduces power plant emissions. We have recently received an award to carry out the detail engineering, supply, assembly and commissioning for a CFB steam generator which will be used to research CO2 capture through oxy-fuel combustion utilizing our Flexi-Burntm technology.

Liquidity and Capital Resources

Fiscal Year 2009 Activities

During fiscal year 2009, we generated $290,600 of cash flows from operating activities, which is net of contributions to our pension plans of $71,400, and experienced an increase in cash and cash equivalents of $19,200 due to the effect of exchange rate changes on our cash and cash equivalents, which were partially offset by capital expenditures of $45,600 and payments totaling approximately $32,600 primarily for two business acquisitions specializing in upstream oil and gas engineering services. Together, these were the primary factors resulting in a net increase in cash and cash equivalents of $224,000 during fiscal year 2009.

Our cash and cash equivalents, short-term investments and restricted cash balances were:

	As of
	December 31,	December 26,
	2009	2008	$ Change	% Change

Cash and cash equivalents	$997,158	$773,163	$223,995	29.0%
Short-term investments	—	2,448	(2,448)	(100.0)%
Restricted cash	34,905	22,737	12,168	53.5%

Total	$1,032,063	$798,348	$233,715	29.3%

Total cash and cash equivalents, short-term investments and restricted cash held by our non-U.S. entities as of December 31, 2009 and December 26, 2008 were $806,800 and $646,000, respectively.

Please refer to Note 1 to the consolidated financial statements in this annual report on Form 10-K for additional details on cash and cash equivalents, short-term investments and restricted cash balances.

Cash Flows from Operating Activities:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Amount	$290,615	$428,926	$428,315
$ Change	$(138,311)	$611
% Change	(32.2)%	0.1%

The net cash provided by operations in fiscal year 2009 was attributable primarily to net income of $361,400 and non-cash charges included in net income of $98,400, partially offset by cash used for working capital of $126,700, net payments for asbestos liability indemnity and defense costs in excess of proceeds from settlements with asbestos insurance carriers of $24,400, and mandatory and discretionary contributions to our U.S. and non-U.S. pension plans of $71,400, which included discretionary contributions of $30,000 and $18,300 to our U.S. and non-U.S. pension plans, respectively.

The decrease in net cash provided by operations resulted primarily from a decrease in net income of $172,500, which includes a gain and the related cash receipts of $36,100 on the settlement of coverage litigation with certain asbestos insurance carriers in fiscal year 2008, and an increase in cash used for working capital of $72,400, partially offset by an increase in non-cash charges included in net income of $29,600 and decreased mandatory and discretionary contributions to our U.S. and non-U.S. pension plans of $34,200 (payments of $71,400 and $105,600 in fiscal years 2009 and 2008, respectively, which included discretionary contributions of $48,300 and $62,500 in fiscal years 2009 and 2008, respectively).

Net cash provided by operations in fiscal year 2008 was relatively unchanged compared to fiscal year 2007 which was the net result of an increase in net income of $134,400, which includes a gain and the related cash receipts of $36,100 on the settlement of coverage litigation with certain asbestos insurance carriers in fiscal year 2008, partially offset by a net increase in cash used for mandatory and discretionary contributions to our U.S. and non-U.S. pension plans of $25,300 (payments of $105,600 and $80,300 in fiscal years 2008 and 2007, respectively, which included discretionary contributions of $62,500 and $45,000 in fiscal years 2008 and 2007, respectively) and a net reduction in cash flows of $113,600 to fund an increase in working capital (net cash outflow for working capital increase of $55,000 versus net cash inflow generated from a reduction in working capital of $58,600 in fiscal years 2008 and 2007, respectively).

Working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts and the timing of the related cash receipts. Our Global E&C Group typically experiences a use of cash for working capital when the workload of reimbursable contracts increases since services are rendered prior to billing clients. Conversely, our Global E&C Group typically experiences cash in-flows from working capital when the workload of reimbursable contracts decreases as cash receipts from client billings exceed new services rendered. Our Global Power Group typically experiences cash receipts from working capital when their workload increases as cash typically is received prior to ordering materials and equipment and rendering of services. Whereas, our Global Power Group typically experiences a use of cash for working capital when their workload decreases as cash used for materials and equipment purchased and services rendered exceeds cash receipts from new client billings.

Cash used for working capital in fiscal year 2009, compared to fiscal year 2008, reflects an increase in cash used for working capital in our Global Power Group, partially offset by a decrease in cash used for working capital in our Global E&C Group. Our Global Power Group’s cash receipts in fiscal year 2009 from client billings decreased relative to cash used for materials and equipment purchased and services rendered that were billed and collected from clients in the prior fiscal year and resulted in an increase in cash used for working capital in fiscal year 2009. Our Global E&C Group experienced a decrease in new services rendered relative to cash receipts from client billings which resulted in a decrease in cash used for working capital in fiscal year 2009.

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

Cash Flows from Investing Activities:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Amount	$(87,265)	$(128,584)	$(45,961)
$ Change	$41,319	$(82,623)
% Change	(32.1)%	179.8%

The net cash used in investing activities in fiscal year 2009 was attributable primarily to capital expenditures of $45,600, which included $18,100 of expenditures in FW Power S.r.l. related to the construction of the electric power generating wind farm projects in Italy, and payments totaling approximately $32,600 primarily for two business acquisitions specializing in upstream oil and gas engineering services.

The net cash used in investing activities in fiscal year 2008 was attributable primarily to capital expenditures of $103,900 (which included $54,300 of expenditures in FW Power S.r.l. related to the construction of the electric power generating wind farm projects in Italy), $14,900 for acquisitions, a $7,600 increase in investments in and advances to unconsolidated affiliates and an increase in restricted cash of $2,800 primarily driven by an increase in debt service reserve funds for FW Power S.r.l. Please refer to Note 1 to the consolidated financial statements in this annual report on Form 10-K for additional details on cash balances.

The net cash used in investing activities in fiscal year 2007 is attributable primarily to capital expenditures of $51,300 (which included $13,800 of expenditures in FW Power S.r.l., related to the construction of the electric power generating wind farm projects in Italy), an increase in restricted cash of

$900 primarily driven by an increase in funds received from customers which are restricted for use on specific projects and an increase in debt service reserve funds for FW Power S.r.l., $1,500 for an acquisition and a $4,800 payment made related to the FW Power acquisition from 2006, partially offset by a $6,300 return of investment from our unconsolidated affiliates and proceeds from the sale of assets of $7,600.

The capital expenditures in each of the fiscal years related primarily to project construction (including the FW Power S.r.l. electric power generating wind farm projects in Italy noted above), leasehold improvements, information technology equipment and office equipment. Our capital expenditures decreased $58,300 in fiscal year 2009, as a result of decreased expenditures in our Global E&C Group, primarily driven by operating units in Asia, Italy and the U.S., and our Global Power Group, which experienced decreases at all of their operating units. For further information on capital expenditures by segment, please see Note 15 to the consolidated financial statements in this annual report on Form 10-K.

Cash Flows from Financing Activities:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Amount	$1,456	$(466,104)	$35,069
$ Change	$467,560	$(501,173)
% Change	N/M	(1429.1)%

The net cash provided by financing activities in fiscal year 2009 was attributable primarily to proceeds from issuance of short-term and long-term project debt of $13,100 and proceeds from the exercise of share purchase warrants of $2,800, partially offset by the repayment of short-term and long-term debt and capital lease obligations of $12,700 and distributions to noncontrolling interests of $2,200.

The net cash used in financing activities in fiscal year 2008 was attributable primarily to $485,600 used to repurchase and retire our shares under our share repurchase program (please see below “— Outlook” section for further details regarding our share repurchase program), distributions by us to noncontrolling interests of $9,600 and repayment of long-term debt and capital lease obligations of $28,700, which includes $19,000 of cash to acquire our 1999C Robbins Bonds (as defined in Note 6 to the consolidated financial statements in this annual report on Form 10-K), partially offset by proceeds from the issuance of short-term debt and project debt of $54,600 and cash provided from exercises of stock options of $2,800.

The net cash provided by financing activities in fiscal year 2007 is attributable primarily to cash provided from exercises of stock options and warrants and proceeds from the issuance of special-purpose limited recourse project debt by FW Power S.r.l., partially offset by the repayment of debt and capital lease obligations.

Outlook

Our liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. entities, changes in working capital activities, unused credit line availability and claim recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling 12-month period. Based on these forecasts, we believe our existing cash balances and forecasted net cash provided by operating activities will be sufficient to fund our operations throughout the next 12 months. Based on these forecasts, our primary cash needs will be working capital, capital expenditures, asbestos liability indemnity and defense costs and acquisitions. We may also use cash to repurchase our shares under the share repurchase program that Foster Wheeler AG adopted as part of the Redomestication, as described further below, under which we are authorized to repurchase up to $264,800 of our outstanding registered shares. The majority of our cash balances are invested in short-term interest bearing accounts with maturities of less than three months. We continue to consider investing some of our cash in longer-term investment opportunities, including the acquisition of other entities or operations in the engineering and construction industry or power industry and/or the reduction of certain liabilities such as unfunded pension liabilities. We may elect to make additional discretionary contributions to our U.S. and/or U.K. pension plans during fiscal year 2010.

We continue to monitor our credit exposure in light of the global economic environment with respect to our counterparty credit exposure, in general, and specifically related to cash and cash equivalents, bonding and bank guarantees, forward currency contracts, pension assets, insurance assets and clients. We believe that we are well diversified and third-party credit exposure should not expose us to material downside risks.

It is customary in the industries in which we operate to provide standby letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. We believe that we will have sufficient letter of credit capacity from existing facilities throughout the next 12 months.

Our U.S. operating entities do not generate sufficient cash flows to fund our obligations related to corporate overhead expenses and asbestos-related liabilities incurred in the U.S. Additionally, we are dependent on cash repatriations to cover essentially all payments and expenses of our Switzerland based corporate overhead expenses and to fund the acquisition of our shares under our share repurchase program described below. Consequently, we require cash repatriations to the U.S. and Switzerland from our entities located in other countries in the normal course of our operations to meet our Swiss and U.S. cash needs and have successfully repatriated cash for many years. We believe that we can repatriate the required amount of cash to the U.S. and Switzerland. Additionally, we continue to have access to the revolving credit portion of our U.S. senior credit facility, if needed.

During fiscal year 2009, we had net cash outflows, payments related to asbestos liability indemnity and defense costs in excess of insurance settlement proceeds, of $24,400. In fiscal year 2010, we expect net cash outflows to be approximately $23,900, which assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.

We have a senior credit agreement which provides for a facility of $450,000 and includes a provision which permits future incremental increases of up to $100,000 in total availability under the facility. We had approximately $308,000 and $273,500 of letters of credit outstanding under our U.S. senior credit agreement as of December 31, 2009 and December 26, 2008, respectively. The letter of credit fees range from 1.50% to 1.60%, excluding a fronting fee of 0.125% per annum. We do not intend to borrow under our U.S. senior revolving credit facility during fiscal year 2010. A portion of the letters of credit issued under the U.S. senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in the credit rating assigned to the U.S. senior credit agreement by Moody’s Investors Service and/or Standard & Poor’s. As a result of the improvement in our S&P credit rating in March 2007, we achieved, and continue to maintain, the lowest possible pricing under the performance pricing provisions of our U.S. senior credit agreement. This performance pricing is not expected to materially impact our liquidity or capital resources in fiscal year 2010. Our U.S. senior credit agreement expires on September 13, 2011; however, we may consider refinancing the agreement during fiscal year 2010.

On December 18, 2008, Foster Wheeler AG, Foster Wheeler Ltd., certain of Foster Wheeler Ltd.’s subsidiaries and BNP Paribas, as Administrative Agent, entered into an additional amendment of our U.S. senior credit agreement. The amendment includes a consent of the lenders under the credit agreement to the Redomestication. In addition, the amendment reflects the addition of Foster Wheeler AG as a guarantor of the obligations under the credit agreement and reflects changes relating to Foster Wheeler AG becoming the ultimate parent of Foster Wheeler Ltd. and its subsidiaries upon completion of the Redomestication. The amendment became effective upon consummation of the Redomestication on February 9, 2009.

We are not required to make any mandatory contributions to our U.S. pension plans in fiscal year 2010 based on the minimum statutory funding requirements. Based on the minimum statutory funding requirements for fiscal year 2010, we expect to make mandatory contributions totaling approximately $33,700 to our non-U.S. pension plans in fiscal year 2010.

On September 12, 2008, we announced a share repurchase program pursuant to which we were authorized to repurchase up to $750,000 of Foster Wheeler Ltd.’s outstanding common shares. In connection with the Redomestication described in Item 1, “Business — The Redomestication,” Foster Wheeler AG adopted a share repurchase program pursuant to which it is authorized to repurchase up to $264,800 of its outstanding registered shares and designate the repurchased shares for cancellation. The amount authorized for repurchase of registered shares under the Foster Wheeler AG program is equal to the amount that remained available for repurchases under the Foster Wheeler Ltd. program as of February 9, 2009, the date of the completion of the Redomestication. The Foster Wheeler AG program replaces the Foster Wheeler Ltd. program, and no further repurchases will be made under the Foster Wheeler Ltd. program. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Cumulatively through February 25, 2010, we have repurchased, under the Foster Wheeler Ltd. and Foster Wheeler AG programs, 18,098,519 shares for an aggregate cost of approximately $485,600 (which includes commissions of $400). We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other open market purchases. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans.

We have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends. Our current credit agreement contains limitations on cash dividend payments as well as other restricted payments.

Off-Balance Sheet Arrangements

We own several noncontrolling equity interests in power projects in Chile and Italy. Certain of the projects have third-party debt that is not consolidated in our balance sheet. We have also issued certain guarantees for the Chile-based project. Please refer to Note 5 to the consolidated financial statements in this annual report on Form 10-K for further information related to these projects.

Contractual Obligations

We have contractual obligations comprised of long-term debt, non-cancelable operating lease commitments, purchase commitments, capital lease commitments and pension funding requirements. Our expected cash flows related to contractual obligations outstanding as of December 31, 2009 are as follows:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt:
Principal	$145,600	$35,400	$20,800	$22,500	$66,900
Interest	32,200	5,700	8,100	7,200	11,200
Non-cancelable operating lease commitments	373,600	56,600	85,300	65,500	166,200
Purchase commitments	2,015,400	1,986,500	26,900	2,000	—
Capital lease obligations:
Principal	66,800	1,500	4,900	5,400	55,000
Interest	62,600	7,400	13,000	12,000	30,200
Pension funding requirements — U.S.(1)	24,700	—	4,000	20,700	—
Pension funding requirements — non-U.S.(1)	166,300	33,700	66,000	66,600	—
Other postretirement benefit plan payments	59,300	6,700	13,000	12,100	27,500

Total contractual cash obligations	$2,946,500	$2,133,500	$242,000	$214,000	$357,000

(1)	Funding requirements are expected to extend beyond five years; however, data for contribution requirements beyond five years are not yet available. These projections assume we do not make any discretionary contributions.

The table above does not include payments of our asbestos-related liabilities as we cannot reasonably predict the timing of the net cash outflows associated with this liability beyond 2010. We expect to fund $23,900 of our asbestos liability indemnity and defense costs from our cash flows in fiscal year 2010 net of the cash expected to be received from existing insurance settlements. Please refer to Note 17 to the consolidated financial statements in this annual report on Form 10-K for more information.

The table above does not include payments relating to our uncertain tax positions as we cannot reasonably predict the timing of the net cash outflows associated with this liability beyond 2010. We expect to pay $6,100 relating to our uncertain tax provisions (including interest and penalties) from our cash flows in fiscal year 2010. Our total liability (including accrued interest and penalties) is $80,000 as of December 31, 2009. Please refer to Note 14 to the consolidated financial statements in this annual report on Form 10-K for more information.

In certain instances in the normal course of business, we have provided security for contract performance consisting of standby letters of credit, bank guarantees and surety bonds. As of December 31, 2009, such commitments and their period of expiration are as follows:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Bank issued letters of credit and guarantees	$804,600	$289,600	$342,900	$114,200	$57,900
Surety bonds	138,500	19,900	42,400	35,900	40,300

Total commitments	$943,100	$309,500	$385,300	$150,100	$98,200

Please refer to Note 8 to the consolidated financial statements in this annual report on Form 10-K for a discussion of guarantees.

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

	Global	Global
	E&C Group	Power Group	Total

NEW ORDERS (FUTURE REVENUES) BY PROJECT LOCATION
Fiscal Year Ended December 31, 2009
North America	$544,000	$217,800	$761,800
South America	180,400	15,700	196,100
Europe	388,000	237,900	625,900
Asia	900,500	109,600	1,010,100
Middle East	262,900	29,400	292,300
Australasia and other*	594,900	600	595,500

Total	$2,870,700	$611,000	$3,481,700

Fiscal Year Ended December 26, 2008
North America	$352,500	$571,000	$923,500
South America	153,200	134,300	287,500
Europe	981,000	512,800	1,493,800
Asia	665,100	117,500	782,600
Middle East	216,400	100	216,500
Australasia and other*	339,300	12,800	352,100

Total	$2,707,500	$1,348,500	$4,056,000

Fiscal Year Ended December 28, 2007
North America	$212,300	$1,028,500	$1,240,800
South America	30,100	144,100	174,200
Europe	845,400	649,600	1,495,000
Asia	1,468,500	172,800	1,641,300
Middle East	437,700	5,300	443,000
Australasia and other*	3,880,600	7,900	3,888,500

Total	$6,874,600	$2,008,200	$8,882,800

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.

	Global	Global
	E&C Group	Power Group	Total

NEW ORDERS (FUTURE REVENUES) BY INDUSTRY
Fiscal Year Ended December 31, 2009
Power generation	$33,600	$512,200	$545,800
Oil refining	1,533,300	—	1,533,300
Pharmaceutical	55,100	—	55,100
Oil and gas	786,500	—	786,500
Chemical/petrochemical	439,300	—	439,300
Power plant operation and maintenance	—	98,800	98,800
Environmental	17,300	—	17,300
Other, net of eliminations	5,600	—	5,600

Total	$2,870,700	$611,000	$3,481,700

Fiscal Year Ended December 26, 2008
Power generation	$43,500	$1,212,100	$1,255,600
Oil refining	1,523,300	—	1,523,300
Pharmaceutical	110,400	—	110,400
Oil and gas	457,200	—	457,200
Chemical/petrochemical	516,100	—	516,100
Power plant operation and maintenance	—	136,400	136,400
Environmental	24,000	—	24,000
Other, net of eliminations	33,000	—	33,000

Total	$2,707,500	$1,348,500	$4,056,000

Fiscal Year Ended December 28, 2007
Power generation	$96,000	$1,883,500	$1,979,500
Oil refining	1,218,400	—	1,218,400
Pharmaceutical	81,800	—	81,800
Oil and gas	4,082,100	—	4,082,100
Chemical/petrochemical	1,356,000	—	1,356,000
Power plant operation and maintenance	—	124,700	124,700
Environmental	15,000	—	15,000
Other, net of eliminations	25,300	—	25,300

Total	$6,874,600	$2,008,200	$8,882,800

	Global	Global
	E&C Group	Power Group	Total

BACKLOG (FUTURE REVENUES) BY CONTRACT TYPE
As of December 31, 2009
Lump-sum turnkey	$100	$169,300	$169,400
Other fixed-price	215,800	306,300	522,100
Reimbursable	3,297,700	128,700	3,426,400
Eliminations	(900)	(4,200)	(5,100)

Total	$3,512,700	$600,100	$4,112,800

As of December 26, 2008
Lump-sum turnkey	$10,100	$260,900	$271,000
Other fixed-price	338,400	772,000	1,110,400
Reimbursable	3,981,200	153,600	4,134,800
Eliminations	(2,900)	(8,900)	(11,800)

Total	$4,326,800	$1,177,600	$5,504,400

As of December 28, 2007
Lump-sum turnkey	$66,500	$434,700	$501,200
Other fixed-price	470,900	978,300	1,449,200
Reimbursable	7,289,700	191,200	7,480,900
Eliminations	(5,100)	(5,800)	(10,900)

Total	$7,822,000	$1,598,400	$9,420,400

	Global	Global
	E&C Group	Power Group	Total

BACKLOG (FUTURE REVENUES) BY PROJECT LOCATION
As of December 31, 2009
North America	$472,700	$198,900	$671,600
South America	185,300	52,700	238,000
Europe	432,800	228,500	661,300
Asia	728,400	93,200	821,600
Middle East	226,000	27,800	253,800
Australasia and other*	1,467,500	(1,000)	1,466,500

Total	$3,512,700	$600,100	$4,112,800

As of December 26, 2008
North America	$212,600	$518,800	$731,400
South America	139,900	130,500	270,400
Europe	672,100	436,900	1,109,000
Asia	1,140,000	87,400	1,227,400
Middle East	341,900	100	342,000
Australasia and other*	1,820,300	3,900	1,824,200

Total	$4,326,800	$1,177,600	$5,504,400

As of December 28, 2007
North America	$150,900	$742,900	$893,800
South America	26,200	132,800	159,000
Europe	610,700	580,000	1,190,700
Asia	2,014,200	137,700	2,151,900
Middle East	1,051,900	600	1,052,500
Australasia and other*	3,968,100	4,400	3,972,500

Total	$7,822,000	$1,598,400	$9,420,400

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.

	Global	Global
	E&C Group	Power Group	Total

BACKLOG ( FUTURE REVENUES ) BY INDUSTRY
As of December 31, 2009
Power generation	$18,900	$482,100	$501,000
Oil refining	1,597,900	—	1,597,900
Pharmaceutical	21,300	—	21,300
Oil and gas	1,559,400	—	1,559,400
Chemical/petrochemical	299,800	—	299,800
Power plant operation and maintenance	—	118,000	118,000
Environmental	8,200	—	8,200
Other, net of eliminations	7,200	—	7,200

Total	$3,512,700	$600,100	$4,112,800

Backlog, measured in terms of Foster Wheeler Scope
Total	$1,480,100	$588,500	$2,068,600

E&C Man-hours in Backlog (in thousands)
Total	12,700		12,700

As of December 26, 2008
Power generation	$30,500	$1,049,500	$1,080,000
Oil refining	1,497,100	—	1,497,100
Pharmaceutical	50,400	—	50,400
Oil and gas	1,872,700	—	1,872,700
Chemical/petrochemical	856,400	—	856,400
Power plant operation and maintenance	—	128,100	128,100
Environmental	7,200	—	7,200
Other, net of eliminations	12,500	—	12,500

Total	$4,326,800	$1,177,600	$5,504,400

Backlog, measured in terms of Foster Wheeler Scope
Total	$1,374,500	$1,164,800	$2,539,300

E&C Man-hours in Backlog (in thousands)
Total	12,600		12,600

As of December 28, 2007
Power generation	$56,400	$1,476,600	$1,533,000
Oil refining	1,633,100	—	1,633,100
Pharmaceutical	41,400	—	41,400
Oil and gas	4,078,600	—	4,078,600
Chemical/petrochemical	1,988,000	—	1,988,000
Power plant operation and maintenance	—	121,800	121,800
Environmental	12,700	—	12,700
Other, net of eliminations	11,800	—	11,800

Total	$7,822,000	$1,598,400	$9,420,400

Backlog, measured in terms of Foster Wheeler Scope
Total	$1,709,100	$1,585,500	$3,294,600

E&C Man-hours in Backlog (in thousands)
Total	13,400		13,400

The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in increases of $262,700 and $85,600, respectively, as of December 31, 2009 as compared to December 26, 2008.

The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in decreases of $1,002,200 and $202,400, respectively, as of December 26, 2008 as compared to December 28, 2007.

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

The percentage-of-completion method requires that adjustments or re-evaluations to estimated project revenues and costs, including estimated claim recoveries, be recognized on a project-to-date cumulative basis, as changes to the estimates are identified. Revisions to project estimates are made as additional information becomes known, including information that becomes available subsequent to the date of the consolidated financial statements up through the date such consolidated financial statements are filed with the SEC. If the final estimated profit to complete a long-term contract indicates a loss, provision is made immediately for the total loss anticipated. Profits are accrued throughout the life of the project based on the percentage-of-completion. The project life cycle, including project-specific warranty commitments, can be up to approximately six years in duration.

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

Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit. In the period in which a change in estimate is recognized, the cumulative impact of that change is recorded based on progress achieved through the period of change. There were 43, 33 and 38 separate projects that had final estimated contract profit revisions whose impact on contract profit exceeded $1,000 in fiscal years 2009, 2008 and 2007, respectively. The changes in final estimated contract profit resulted in a net increase of $69,000, $26,700 and $35,100 to reported contract profit for fiscal years 2009, 2008 and 2007, respectively, relating to the revaluation of work performed on contracts in prior periods. The changes in fiscal year 2009 included $24,300 for positive settlements on two projects in our Global E&C Group, of which $14,800 was associated with the receipt of a payment on a long outstanding arbitration award. The impact on contract profit is measured as of the beginning of each fiscal year and represents the incremental contract profit or loss that would have been recorded in prior periods had we been able to recognize in those periods the impact of the current period changes in final estimated profits.

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

United States

As of December 31, 2009, we had recorded total liabilities of $376,500 comprised of an estimated liability of $141,600 relating to open (outstanding) claims being valued and an estimated liability of $234,900 relating to future unasserted claims through fiscal year 2024. Of the total, $59,800 is recorded in accrued expenses and $316,700 is recorded in asbestos-related liability on the consolidated balance sheet.

Since year-end 2004, we have worked with Analysis Research Planning Corporation, or ARPC, nationally recognized consultants in the United States with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at year-end for the next 15 years. Based on its review of fiscal year 2009 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability be updated as of fiscal year-end 2009. Accordingly, we developed a revised estimate of our aggregate indemnity and defense costs through fiscal year 2024 considering the advice of ARPC. In fiscal year 2009, we revalued our liability for asbestos indemnity and defense costs through fiscal year 2024 to $376,500, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a charge of $26,400 in fiscal year 2009 resulting primarily from increased asbestos defense costs projected through fiscal year 2024.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type - mesothelioma, lung cancer, and non-malignancies — and the breakdown of known and future claims into disease type — mesothelioma, lung cancer or non-malignancies. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through fiscal year 2024, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after fiscal year 2024, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after fiscal year 2024. Historically, defense costs have represented approximately 31% of total defense and indemnity costs. Through December 31, 2009, cumulative indemnity costs paid, prior to insurance recoveries, were approximately $692,300 and total defense costs paid were approximately $315,600.

As of December 31, 2009, we had recorded assets of $274,000, which represents our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through fiscal year 2024; $65,600 of this asset is recorded within accounts and notes receivable-other, and $208,400 is recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The asbestos-related asset recorded within accounts and notes receivable-other as of December 31, 2009 reflects amounts due in the next 12 months under executed settlement agreements with insurers and includes an estimate for a future settlement. The recorded asbestos-related insurance recovery receivable includes an estimate of recoveries from insurers in the unsettled insurance coverage litigation (referred to below) based upon the application of New Jersey law to certain insurance coverage issues and assumptions relating to cost allocation and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers. Such amounts have not been discounted for the time value of money.

Since fiscal year-end 2005, we have worked with Peterson Risk Consulting LLC, nationally recognized experts in the United States with respect to the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimates including the expected timing of payments and allocation methodology assumptions we provided them, Peterson Risk Consulting LLC provided an analysis of the unsettled insurance asset as of December 31, 2009. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset as of December 31, 2009.

As of December 31, 2009, we estimated the value of our unsettled asbestos insurance asset related to ongoing litigation in New York state court with our subsidiaries’ insurers at $43,500. The litigation relates to the amounts of insurance coverage available for asbestos-related claims and the proper allocation of the coverage among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.

An adverse outcome in the pending insurance litigation described above could limit our remaining insurance recoveries and result in a reduction in our insurance asset. However, a favorable outcome in all or part of the litigation could increase remaining insurance recoveries above our current estimate. If we prevail in whole or in part in the litigation, we will revalue our asset relating to remaining available insurance recoveries based on the asbestos liability estimated at that time.

We have considered the asbestos litigation and the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. We write off receivables from insurers that have become insolvent; there have been no such write-offs during fiscal years 2009, 2008 and 2007. The overall historic average combined indemnity and defense cost per resolved claim through December 31, 2009 has been approximately $2.8. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.

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

The following chart reflects the sensitivities in the fiscal year 2009 consolidated financial statements associated with a change in certain estimates used in relation to the U.S. asbestos-related liabilities.

Approximate Change
Changes (Increase or Decrease) in Assumption:	in Liability

One-percentage point change in the inflation rate related to the indemnity and defense costs	$21,800
Twenty-five percent change in average indemnity settlement amount	57,500
Twenty-five percent change in forecasted number of new claims	58,700

Based on the fiscal year-end 2009 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $57,500 as described above and the impact on expense would be dependent upon available additional insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge in the statement of operations in the range of approximately 70% to 80% of the increase in the liability. Long-term cash flows would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of this 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries would decline.

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

United Kingdom

As of December 31, 2009, we had recorded total liabilities of $39,300 comprised of an estimated liability relating to open (outstanding) claims of $10,300 and an estimated liability relating to future unasserted claims through fiscal year 2024 of $29,000. Of the total, $3,500 was recorded in accrued expenses and $35,800 was recorded in asbestos-related liability on the consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $3,500 was recorded in accounts and notes receivable-other and $35,800 was recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling was reversed by legislation, the asbestos liability and related asset recorded in the U.K. would be approximately $57,900.

Defined Benefit Pension and Other Postretirement Benefit Plans

We have defined benefit pension plans in the United States, the United Kingdom, Canada, France and Finland and we have other postretirement benefit plans for health care and life insurance benefits in the United States and Canada. The U.S. plans, which are frozen to new entrants and additional benefit accruals, and the Canadian, Finnish and French plans are non-contributory. The U.K. plan, which is closed to new entrants, is contributory. Additionally, one of our subsidiaries in the United States also has a benefit plan which provides coverage for an employee’s beneficiary upon the death of the employee. This plan has been closed to new entrants since 1988.

Our defined benefit pension and other postretirement benefit plans are accounted for in accordance with FASB ASC 715 (formerly SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Benefits). FASB ASC 715 requires us to recognize the funded status of each of our defined benefit pension and other postretirement benefit plans on the consolidated balance sheet. FASB ASC 715 also requires us to recognize any gains or losses, which are not recognized as a component of annual service cost, as a component of comprehensive income, net of tax. Please refer to Note 7 of the consolidated financial statements in this annual report on Form 10-K for more information.

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

The following table summarizes the estimates used for our defined benefit pension plans for fiscal years 2009, 2008 and 2007:

	Fiscal Years Ended
	December 31,			December 26,			December 28,
	2009			2008			2007
	United	United		United	United		United	United
	States	Kingdom	Other	States	Kingdom	Other	States	Kingdom	Other

Weighted-average assumptions — net periodic benefit cost:
Discount rate	6.23%	6.22%	6.44%	6.31%	5.74%	5.24%	5.81%	5.14%	4.50%
Long-term rate of return	8.25%	6.32%	7.00%	7.90%	6.86%	7.00%	8.00%	6.94%	7.50%
Salary growth	N/A	3.53%	2.80%	N/A	4.28%	3.10%	N/A	3.83%	2.35%
Weighted-average assumptions — projected benefit obligations:
Discount rate	5.67%	5.75%	5.20%	6.23%	6.21%	6.39%
Salary growth	N/A	4.09%	3.24%	N/A	3.53%	3.17%

N/A — Not applicable as plan is frozen and future salary levels do not affect benefits payable.

The discount rate is developed using a market-based approach that matches our projected benefit payments to a spot yield curve of high-quality corporate bonds. Changes in the discount rate from period-to-period were generally due to changes in long-term interest rates.

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. We annually review and adjust, as required, the long-term rate of return for our pension plans. The weighted-average expected long-term rate of return on plan assets has ranged from 6.9% to 7.3% over the past three years.

The following tables reflect the sensitivities in the consolidated financial statements associated with a change in certain estimates used in relation to the United States and the United Kingdom defined benefit pension plans. Each of the sensitivities below reflects an evaluation of the change based solely on a change in that particular estimate.

	Approximate Increase (Decrease)
	Impact on	Impact on 2010
	Liabilities	Benefit Cost

U.S. Pension Plans:
One-tenth of a percentage point increase in the discount rate	$(3,500)	$2
One-tenth of a percentage point decrease in the discount rate	3,563	(4)
One-tenth of a percentage point increase in the expected return on plan assets	—	(275)
One-tenth of a percentage point decrease in the expected return on plan assets	—	275
U.K. Pension Plans:
One-tenth of a percentage point increase in the discount rate	$(12,007)	$(1,267)
One-tenth of a percentage point decrease in the discount rate	12,494	1,193
One-tenth of a percentage point increase in the expected return on plan assets	—	(622)
One-tenth of a percentage point decrease in the expected return on plan assets	—	625

The estimated net actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $23,100 and $300, respectively. Net actuarial losses reflect differences between expected and actual plan experience, including returns on plan assets, and changes in actuarial assumptions, all of which occurred over time. These net actuarial losses, to the extent not offset by future actuarial gains, will result in increases in our future pension costs depending on several factors, including whether such losses exceed the corridor in which losses are not amortized. The net actuarial losses outside the corridor are amortized over the expected remaining service periods of active participants for the non-U.S. plans (approximately 11 years for the U.K. plans, approximately 11 years for the Canadian plan and approximately 19 years for the Finnish plan) and average life expectancy of participants for the U.S. plans (approximately 25 years) since benefits are frozen. Prior service credits/costs are amortized over schedules established at the date of each plan change (approximately 9 years for the U.K. plans and approximately 4 years for the Canadian plan).

A one-tenth of a percentage point decrease in the funding rates, used for calculating future funding requirements to the U.S. plans through 2014, would increase aggregate contributions over the next five years by approximately $3,000, while an increase by one-tenth of a percentage point would decrease aggregate contributions by approximately $3,000.

A one-tenth of a percentage point decrease in the funding rates, used for calculating future funding requirements to the U.K. plans through 2014, would increase aggregate contributions over the next five years by approximately $5,900, while an increase by one-tenth of a percentage point would decrease aggregate contributions by approximately $4,700.

The following table summarizes the estimates used for our other postretirement benefit plans for fiscal years 2009, 2008 and 2007:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Weighted-average discount rate assumptions:
Net periodic postretirement benefit cost	6.26%	6.23%	5.73%
Accumulated postretirement benefit obligation	5.45%	6.28%

The discount rate is developed using a market-based approach that matches our projected benefit payments to a spot yield curve of high-quality corporate bonds. Changes in the discount rate from period-to-period were generally due to changes in long-term interest rates.

The estimated net actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost over the next fiscal year are $200 and $4,000, respectively. The net actuarial losses outside the corridor are amortized over the average life expectancy of inactive participants (approximately 21 years) because benefits are frozen. The prior service credits are amortized over schedules established at the date of each plan change (approximately 8 years).

Please refer to Note 7 to the consolidated financial statements in this annual report on Form 10-K for further discussion of our defined benefit pension and other postretirement benefit plans.

Share-Based Compensation Plans

Our share-based compensation plans include both restricted awards and stock option awards. We measure these awards at fair value on their grant date and recognize compensation cost in the consolidated statements of operations over their vesting period.

Compensation cost for our share-based plans of $22,800, $15,800 and $7,100 was charged against income for fiscal years 2009, 2008 and 2007, respectively. The related income tax benefit recognized in the consolidated statement of operations was $400, $300 and $200 for fiscal years 2009, 2008 and 2007, respectively. We received $500, $2,800 and $18,100 in cash from option exercises under our share-based compensation plans for fiscal years 2009, 2008 and 2007, respectively.

As of December 31, 2009, there was $18,300 and $17,500 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those costs are expected to be recognized over a weighted-average period of approximately 26 months.

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

If factors change and we employ different assumptions in the application of FASB ASC 718-10, in future periods, the compensation expense that we record for future awards may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved in selecting the option pricing model assumptions used to estimate share-based compensation expense. Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair value, existing valuation models may not provide reliable measures of the fair value of our share-based compensation. Consequently, there is a risk that our estimates of the fair value of our share-based compensation awards on the grant dates may bear little resemblance to the actual value realized upon the exercise, expiration or forfeiture of those share-based payments in the future. Stock options may expire worthless or otherwise result in zero intrinsic value compared to the fair value originally estimated on the grant date and reported in the consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair value originally estimated on the grant date and reported in the consolidated financial statements.

There are significant differences among valuation models. This may result in a lack of comparability with other companies that use different models, methods and assumptions. There is also a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and may materially affect the fair value estimate of share-based payments.

Please refer to Note 11 to the consolidated financial statements in this annual report on Form 10-K for further discussion of our share-based compensation plans.

Goodwill and Intangible Assets

At least annually, we evaluate goodwill for potential impairment. We test for impairment at the reporting unit level as defined in FASB ASC 350-20. Our reporting units are defined as the components one level below our operating segments, as these components constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. Presently, goodwill exists in two of our reporting units — one within our Global Power Group business segment and one within our Global E&C Group business segment.

The goodwill impairment test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each fiscal year, we evaluate goodwill at each reporting unit to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. Intangible assets with determinable useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

We determined that both the income and market valuation approaches provide inputs into the estimate of the fair value of our reporting units, which would be considered by market participants. Under the income valuation approach, we employed a discounted cash flow model to estimate the fair value of each reporting unit. This model requires the use of significant estimates and assumptions regarding future revenues, costs, margins, capital expenditures, changes in working capital, terminal year growth rate and cost of capital. Our cash flow models are based on our forecasted results for the applicable reporting units. The models also assume a 3% growth rate in the terminal year. Actual results could differ from our projections.

Under the market valuation approach, we employed the guideline publicly traded company method, which indicates the fair value of the equity of each reporting unit by comparing it to publicly traded companies in similar lines of business. After identifying and selecting guideline companies, we analyzed their business and financial profiles for relative similarity. Factors such as size, growth, risk and profitability were analyzed and compared to each of our reporting units.

We noted that the indicated fair value of each of the income approach and the market approach was above the carrying value of each reporting unit.

In April 2009, we acquired substantially all of the assets of the offshore engineering division of OPE Holdings Ltd. In conjunction with the acquisition, we recorded $6,400 of goodwill and $2,500 of identifiable intangible assets. In October 2009, we acquired substantially all of the assets of the Houston operations of Atlas Engineering, Inc. In conjunction with the acquisition, we recorded $15,900 of goodwill and $14,400 of identifiable intangible assets. Please see Note 2 to the consolidated financial statements in this annual report on Form 10-K for further information related to these acquisitions.

Goodwill of $52,300 and intangible assets of $11,600 relate to our Global Power Group’s European reporting unit which has experienced a number of performance related issues in prior years; however, the performance of this reporting unit has improved in recent years. Our calculation of the estimated fair value of the reporting unit was sufficiently in excess of its carrying value even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying value of goodwill was required. However, should the performance of this unit deteriorate in the future, its carrying value could exceed its fair value in future periods, which could lead to an impairment of goodwill.

Our calculation of the estimated fair value of our Global E&C Group’s reporting unit was significantly in excess of its carrying value even after conducting various sensitivity analyses on key assumptions.

Income Taxes

Deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating our ability to realize our deferred tax assets within the various tax jurisdictions in which they arise, we consider all available positive and negative evidence, including scheduled reversals of taxable temporary differences, projected future taxable income, tax planning strategies and recent financial performance. Projecting future taxable income requires significant assumptions about future operating results, as well as the timing and character of taxable income in numerous jurisdictions. For statutory purposes, the majority of the deferred tax assets for which a valuation allowance is provided as of December 31, 2009 do not begin to expire until 2025 or later, based on the current tax laws. We have a valuation allowance of $332,840 recorded as of December 31, 2009.

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

During fiscal year 2008, we settled a tax audit in the Asia Pacific region which resulted in a $3,200 reduction of unrecognized tax benefits and a corresponding reduction in the provision for income taxes. A number of tax years are under audit by the relevant state and non-U.S. tax authorities. We anticipate that several of these audits may be concluded in the foreseeable future, including in fiscal year 2010. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the magnitude of any such reduction at this time.

As of December 31, 2009, we had $58,800 of unrecognized tax benefits, of which $58,300 would, if recognized, affect our effective tax rate before existing valuation allowance considerations.

We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations. During the fiscal year 2009, we recorded a net reduction of interest expense of $3,000, which included $5,100 of previously accrued interest expense that was ultimately not assessed and net penalties on unrecognized tax benefits of $2,500 which included $2,700 of previously accrued tax penalties that were ultimately not assessed.

During the fiscal year 2008, we recorded interest expense on unrecognized tax benefits of $1,200 and a net reduction in penalties on unrecognized tax benefits of $2,400, which were net of previously accrued tax penalties that were ultimately not assessed of $5,000.

Please refer to Note 14 to the consolidated financial statements in this annual report on Form 10-K for further discussion of our income taxes.

Accounting Developments

In June 2009, authoritative guidance was issued which requires an enterprise to qualitatively assess the determination of the primary beneficiary (or “consolidator”) of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The guidance changes the consideration of kick-out rights, which are the ability to remove the enterprise with the power to direct the activities of a VIE, in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. In contrast to prior authoritative guidance, the new guidance requires an ongoing reconsideration of the primary beneficiary and also amends the events that trigger a reassessment of whether an entity is a VIE. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. We are currently assessing the impact that the guidance may have on our consolidated financial statements and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(amounts in thousands of dollars)

Interest Rate Risk — We are exposed to changes in interest rates should we need to borrow under our U.S. senior credit agreement (there were no such borrowings as of December 31, 2009 and, based on current operating plans and cash flow forecasts, none are expected in fiscal year 2010) and, to a limited extent, under our variable rate special-purpose limited recourse project debt for any portion of the debt for which we have not entered into a fixed rate swap agreement. If average market rates are 100-basis points higher in the next twelve months, our interest expense for such period of time would increase, and our income before income taxes would decrease, by approximately $200. This amount has been determined by considering the impact of the hypothetical interest rates on our variable rate borrowings as of December 31, 2009 and does not reflect the impact of interest rate changes on outstanding debt held by certain of our equity interests since such debt is not consolidated on our balance sheet.

Foreign Currency Risk — We operate on a worldwide basis with substantial operations in Europe that subject us to translation risk on the British pound, Euro and Polish Zloty. As part of our policies we do not hedge foreign currency translation exposure. The activities of our operating subsidiaries are recorded in their respective functional currencies, which in most cases, is the local currency in the country of domicile of the subsidiary. While this mitigates the potential impact of earnings fluctuations as a result of changes in foreign currency exchange rates, our affiliates do enter into transactions through the normal course of operations in currencies other than their functional currency. We seek to minimize the resulting exposure to foreign currency fluctuations by attempting to match the currency of the revenues and expenses for our long-term contracts.

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

As of December 31, 2009, our primary foreign currency forward exchange contracts were as follows:

	Currency	Hedged Foreign	Notional Amount of	Notional Amount of
	Hedged	Currency Exposure	Forward Buy Contracts	Forward Sell Contracts
Functional	(bought or sold	(in equivalent	(in equivalent	(in equivalent
Currency	forward)	U.S. dollars)	U.S. dollars)	U.S. dollars)

British pound	Euro	$8,145	$—	$8,145
	Australian dollar	18,395	8,929	9,466
	South African rand	2,316	—	2,316
	U.S. dollar	30,791	4,062	26,729
Australian dollar	British pound	810	—	810
Chilean peso	U.S. dollar	100	100	—
Chinese renminbi	Euro	2,366	—	2,366
	U.S. dollar	33,869	10,460	23,409
Euro	Swedish kroner	148	148	—
	U.S. dollar	36,985	15,631	21,354
Polish zloty	Euro	18,444	—	18,444
South African rand	British pound	859	859	—
U.S. dollar	Canadian dollar	1,151	1,151	—
	Euro	335	335	—
	British pound	289	289	—
	Singapore dollar	52	52	—

	Total	$155,055	$42,016	$113,039

The notional amount provides one measure of the transaction volume outstanding as of the balance sheet date. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contracts mature between fiscal years 2010 and 2011.

Please refer to Note 9 to the consolidated financial statements in this annual report on Form 10-K for further information on our primary foreign currency forward exchange contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler AG:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Foster Wheeler AG and its subsidiaries (“the Company”) at December 31, 2009 and December 26, 2008, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of the Company’s Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal year 2007.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 25, 2010

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars, except per share amounts)

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Operating revenues	$5,056,334	$6,854,290	$5,107,243
Cost of operating revenues	4,297,687	5,958,644	4,362,922

Contract profit	758,647	895,646	744,321
Selling, general and administrative expenses	294,907	283,883	246,237
Other income, net	(52,263)	(53,001)	(61,410)
Other deductions, net	30,931	54,382	45,540
Interest income	(10,535)	(44,743)	(35,627)
Interest expense	14,122	17,621	19,855
Net asbestos-related provision/(gain)	26,365	6,607	(6,145)

Income before income taxes	455,120	630,897	535,871
Provision for income taxes	93,762	97,028	136,420

Net income	361,358	533,869	399,451

Less: Net income attributable to noncontrolling interests	11,202	7,249	5,577

Net income attributable to Foster Wheeler AG	$350,156	$526,620	$393,874

Earnings per share (see Note 1):
Basic	$2.77	$3.73	$2.78

Diluted	$2.75	$3.68	$2.72

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)

	December 31,	December 26,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$997,158	$773,163
Short-term investments	—	2,448
Accounts and notes receivable, net:
Trade	526,525	608,994
Other	117,718	95,633
Contracts in process	219,774	241,135
Prepaid, deferred and refundable income taxes	46,478	31,667
Other current assets	33,902	37,146

Total current assets	1,941,555	1,790,186

Land, buildings and equipment, net	398,132	383,209
Restricted cash	34,905	22,737
Notes and accounts receivable — long-term	1,571	1,788
Investments in and advances to unconsolidated affiliates	228,030	210,776
Goodwill	88,702	62,165
Other intangible assets, net	73,029	59,874
Asbestos-related insurance recovery receivable	244,265	281,540
Other assets	87,781	82,223
Deferred tax assets	89,768	116,756

TOTAL ASSETS	$3,187,738	$3,011,254

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$36,930	$24,375
Accounts payable	303,436	365,347
Accrued expenses	280,861	303,813
Billings in excess of costs and estimated earnings on uncompleted contracts	600,725	750,233
Income taxes payable	60,052	44,846

Total current liabilities	1,282,004	1,488,614

Long-term debt	175,510	192,989
Deferred tax liabilities	62,956	66,114
Pension, postretirement and other employee benefits	270,269	320,959
Asbestos-related liability	352,537	355,779
Other long-term liabilities	171,405	157,933
Commitments and contingencies

TOTAL LIABILITIES	2,314,681	2,582,388

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	2,570	7,586

TOTAL TEMPORARY EQUITY	2,570	7,586

Equity:
Preferred shares:
$0.01 par value; authorized: December 31, 2009 — 0 shares and December 26, 2008 — 901,135 shares; issued and outstanding: December 31, 2009 — 0 shares and December 26, 2008 — 1,079 shares	—	—
Common shares:
$0.01 par value; authorized: December 31, 2009 — 0 shares and December 26, 2008 — 296,007,818 shares; issued and outstanding: December 31, 2009 — 0 shares and December 26, 2008 — 126,177,611 shares	—	1,262
Registered shares:
CHF 3.00 par value; authorized: December 31, 2009 — 190,649,900 shares; conditionally authorized: December 31, 2009 — 62,181,928 shares; issued and outstanding: December 31, 2009 — 127,441,943 shares	329,402	—
Paid-in capital	617,938	914,063
Retained earnings/(accumulated deficit)	322,181	(27,975)
Accumulated other comprehensive loss	(438,004)	(494,788)

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	831,517	392,562

Noncontrolling interests	38,970	28,718

TOTAL EQUITY	870,487	421,280

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$3,187,738	$3,011,254

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands of dollars, except share data)

								Retained	Accumulated	Total Foster
				Preferred	Common	Registered		Earnings/	Other	Wheeler AG
	Preferred	Common	Registered	Shares	Shares	Shares	Paid-in	(Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Shares	Value	Value	Value	Capital	Deficit)	Loss	Equity	Interests	Equity

Balance at December 29, 2006	3,658	138,182,948	—	$—	$1,382	$—	$1,348,800	$(944,113)	$(343,342)	$62,727	$29,923	$92,650
Cumulative effect of adoption of accounting for uncertainty in income taxes	—	—	—	—	—	—	—	(4,356)	—	(4,356)	—	(4,356)
Net income	—	—	—	—	—	—	—	393,874	—	393,874	5,577	399,451
Other comprehensive income, net of tax:
Foreign currency translation	—	—	—	—	—	—	—	—	31,939	31,939	1,452	33,391
Cash flow hedges	—	—	—	—	—	—	—	—	1,331	1,331	—	1,331
Pension and other postretirement benefits	—	—	—	—	—	—	—	—	48,958	48,958	—	48,958

Comprehensive Income										476,102	7,029	483,131

Issuance of common shares upon conversion of preferred shares	(1,771)	230,220	—	—	2	—	(2)	—	—	—	—	—
Issuance of common shares upon exercise of share purchase warrants	—	1,801,798	—	—	18	—	8,430	—	—	8,448	—	8,448
Issuance of common shares upon exercise of stock options	—	2,976,020	—	—	30	—	18,046	—	—	18,076	—	18,076
Issuance of common shares upon vesting of restricted awards	—	686,818	—	—	7	—	(7)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(5,179)	(5,179)
Share-based compensation expense-stock options and restricted awards	—	—	—	—	—	—	5,350	—	—	5,350	—	5,350
Excess tax benefit related to share-based compensation	—	—	—	—	—	—	4,694	—	—	4,694	—	4,694

Balance at December 28, 2007	1,887	143,877,804	—	$—	$1,439	$—	$1,385,311	$(554,595)	$(261,114)	$571,041	$31,773	$602,814

Net income	—	—	—	—	—	—	—	526,620	—	526,620	7,249	533,869
Other comprehensive income, net of tax:
Foreign currency translation	—	—	—	—	—	—	—	—	(68,747)	(68,747)	(679)	(69,426)
Cash flow hedges	—	—	—	—	—	—	—	—	(8,645)	(8,645)	—	(8,645)
Pension and other postretirement benefits	—	—	—	—	—	—	—	—	(156,282)	(156,282)	—	(156,282)

Comprehensive Income										292,946	6,570	299,516

Repurchase and retirement of shares	—	(18,098,519)	—	—	(181)	—	(485,408)	—	—	(485,589)	—	(485,589)
Issuance of common shares upon conversion of preferred shares	(808)	105,040	—	—	1	—	(1)	—	—	—	—	—
Issuance of common shares upon exercise of share purchase warrants	—	88,762	—	—	1	—	413	—	—	414	—	414
Issuance of common shares upon exercise of stock options	—	142,038	—	—	1	—	2,790	—	—	2,791	—	2,791
Issuance of common shares upon vesting of restricted awards	—	62,486	—	—	1	—	(1)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(9,625)	(9,625)
Share-based compensation expense-stock options and restricted awards	—	—	—	—	—	—	10,909	—	—	10,909	—	10,909
Excess tax benefit related to share-based compensation	—	—	—	—	—	—	50	—	—	50	—	50

Balance at December 26, 2008	1,079	126,177,611	—	$—	$1,262	$—	$914,063	$(27,975)	$(494,788)	$392,562	$28,718	$421,280

Net income	—	—	—	—	—	—	—	350,156	—	350,156	11,202	361,358
Other comprehensive income, net of tax:
Foreign currency translation	—	—	—	—	—	—	—	—	29,287	29,287	1,181	30,468
Cash flow hedges	—	—	—	—	—	—	—	—	(1,524)	(1,524)	—	(1,524)
Pension and other postretirement benefits	—	—	—	—	—	—	—	—	29,021	29,021	40	29,061

Comprehensive Income										406,940	12,423	419,363

Issuance of common shares upon conversion of preferred shares	(4)	520	—	—	—	—	—	—	—	—	—	—
Issuance of common shares upon exercise of share purchase warrants	—	2,021	—	—	—	—	9	—	—	9	—	9
Issuance of common shares upon vesting of restricted awards	—	97,535	—	—	1	—	(1)	—	—	—	—	—
Repurchase and retirement of shares	—	(1,575)	—	—	—	—	(28)	—	—	(28)	—	(28)
Cancellation of common shares and issuance of registered shares	—	(126,276,112)	126,276,112	—	(1,263)	326,070	(324,807)	—	—	—	—	—
Issuance of registered shares upon conversion of preferred shares	(1,075)	—	139,802	—	—	361	(361)	—	—	—	—	—
Issuance of registered shares upon exercise of share purchase warrants	—	—	594,280	—	—	1,711	1,076	—	—	2,787	—	2,787
Issuance of registered shares upon exercise of stock options	—	—	65,026	—	—	189	1,322	—	—	1,511	—	1,511
Issuance of registered shares upon vesting of restricted awards	—	—	366,723	—	—	1,071	(1,071)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,171)	(2,171)
Share-based compensation expense-stock options and restricted awards	—	—	—	—	—	—	27,797	—	—	27,797	—	27,797
Excess tax shortfall related to share-based compensation	—	—	—	—	—	—	(61)	—	—	(61)	—	(61)

Balance at December 31, 2009	—	—	127,441,943	$—	$—	$329,402	$617,938	$322,181	$(438,004)	$831,517	$38,970	$870,487

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$361,358	$533,869	$399,451
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	45,759	44,798	41,691
Net asbestos-related provision	27,615	42,727	7,374
Share-based compensation expense-stock options and restricted awards	22,781	15,766	7,095
Excess tax shortfall/(benefit) related to share-based compensation	61	(50)	(4,694)
Deferred income taxes/(credits)	19,681	(22,883)	18,651
Loss/(gain) on sale of assets	822	1,107	(7,657)
Equity in the net earnings of partially-owned affiliates, net of dividends	(8,429)	(10,352)	(18,897)
Other noncash items	(9,909)	(2,302)	(669)
Changes in assets and liabilities:
Decrease/(increase) in receivables	111,558	(105,591)	(83,930)
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	(133,058)	15,817	25,833
(Decrease)/increase in accounts payable and accrued expenses	(105,193)	35,509	123,968
Decrease in pension, postretirement and other employee benefits	(33,031)	(89,364)	(48,403)
Net change in asbestos-related assets and liabilities	(25,639)	(19,362)	(32,559)
Net change in other assets and liabilities	16,239	(10,763)	1,061

Net cash provided by operating activities	290,615	428,926	428,315

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(32,619)	(14,856)	(6,319)
Change in restricted cash	(11,892)	(2,800)	(856)
Capital expenditures	(45,623)	(103,965)	(51,295)
Proceeds from sale of assets	1,117	831	7,567
Investments in and advances to unconsolidated affiliates	(911)	(7,620)	(1,382)
Return of investment from unconsolidated affiliates	—	2,330	6,324
Decrease/(increase) in short-term investments	2,663	(2,504)	—

Net cash used in investing activities	(87,265)	(128,584)	(45,961)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase and retirement of shares	(28)	(485,589)	—
Distributions to noncontrolling interests	(2,171)	(9,625)	(5,179)
Proceeds from share purchase warrants exercised	2,796	414	8,448
Proceeds from stock options exercised	546	2,791	18,076
Excess tax (shortfall)/benefit related to share-based compensation	(61)	50	4,694
Proceeds from issuance of short-term debt	5,852	3,658	—
Repayment of short-term debt	(6,583)	—	—
Proceeds from issuance of long-term debt	7,238	50,939	15,628
Repayment of long-term debt and capital lease obligations	(6,133)	(28,742)	(6,598)

Net cash provided by/(used in) financing activities	1,456	(466,104)	35,069

Effect of exchange rate changes on cash and cash equivalents	19,189	(109,619)	20,234

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	223,995	(275,381)	437,657
Cash and cash equivalents at beginning of year	773,163	1,048,544	610,887

CASH AND CASH EQUIVALENTS AT END OF YEAR	$997,158	$773,163	$1,048,544

Cash paid during the year for:
Interest (net of amount capitalized)	$14,856	$13,436	$13,384

Income taxes	$86,685	$130,147	$111,279

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies

Basis of Presentation — At a special court-ordered meeting of common shareholders held on January 27, 2009, the common shareholders of Foster Wheeler Ltd. approved a scheme of arrangement under Bermuda law. On February 9, 2009, after receipt of the approval of the scheme of arrangement by the Supreme Court of Bermuda and the satisfaction of certain other conditions, the transactions contemplated by the scheme of arrangement were effected. Pursuant to the scheme of arrangement, among other things, all previously outstanding whole common shares of Foster Wheeler Ltd. were cancelled and the common shareholders of Foster Wheeler Ltd. became common shareholders of Foster Wheeler AG, a Swiss corporation, and Foster Wheeler Ltd. became a wholly-owned subsidiary of Foster Wheeler AG, a holding company that owns the stock of its various subsidiary companies. The steps of the scheme of arrangement together with certain related transactions, which are collectively referred to throughout the Notes to the consolidated financial statements as the “Redomestication,” effectively changed our place of incorporation from Bermuda to the Canton of Zug, Switzerland. Please see Note 19 for further information related to the Redomestication.

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

Foster Wheeler AG consolidated financial results represent the period from December 27, 2008 through December 31, 2009, December 29, 2007 through December 26, 2008, and December 30, 2006 through December 28, 2007 in fiscal years 2009, 2008 and 2007, respectively. The consolidated financial results include our U.S. operations, which have a fiscal year that is the 52- or 53-week annual accounting period ending the last Friday in December, and our non-U.S. operations, which have a fiscal year ending on December 31. Although the fiscal year for our parent company is now December 31, the fiscal year and fiscal quarter ending dates for both our U.S. and non-U.S. operations were not impacted by the Redomestication.

We have evaluated all subsequent events for adjustment to or disclosure in these consolidated financial statements through the issuance of these consolidated financial statements on February 25, 2010.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codificationtm (“FASB ASC”) 105-10, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” FASB ASC 105-10, which is effective for financial statements issued for interim and annual periods ended after September 15, 2009, established the FASB ASC as the sole source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The FASB ASC supersedes all non-SEC accounting and reporting standards. We have amended the references to U.S. GAAP in our disclosures accordingly in our consolidated financial statements included in this annual report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Principles of Consolidation — The consolidated financial statements include the accounts of Foster Wheeler AG and all significant U.S. and non-U.S. subsidiaries as well as certain entities in which we have a controlling interest. Intercompany transactions and balances have been eliminated.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (codified in FASB ASC 810-10-65), as of the beginning of fiscal year 2009. FASB ASC 810-10-65 amends the accounting and reporting standards for

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

the noncontrolling interest in a subsidiary (formerly referred to as a “minority interest”) and for the deconsolidation of a subsidiary. Under FASB ASC 810-10-65, the noncontrolling interest in a subsidiary is reported as equity in the parent company’s consolidated financial statements. FASB ASC 810-10-65 also requires that the parent company’s consolidated statement of operations include both the parent and noncontrolling interest share of the subsidiary’s statement of operations. Formerly, the noncontrolling interest share was shown as a reduction of income on the parent’s consolidated statement of operations. FASB ASC 810-10-65 was applied prospectively as of the beginning of the fiscal year; however, presentation and disclosure requirements are applied retrospectively for all periods presented. Upon our adoption of FASB ASC 810-10-65, we (i) reclassified our minority interest liability to a separate section entitled “noncontrolling interests” within total equity on our consolidated balance sheet, which increased total equity by $28,718 as of December 26, 2008; (ii) removed minority interest expense from the determination of total net income on our consolidated statement of operations, which increased total net income by $7,249 and $5,577 for the fiscal years ended December 26, 2008 and December 28, 2007, respectively; and (iii) included a reduction for net income attributable to noncontrolling interests in the determination of net income attributable to Foster Wheeler AG (as successor to Foster Wheeler Ltd. — please see Note 19 for further information related to Redomestication) and earnings per share on the consolidated statement of operations, which correspond to the net income and earnings per share figures previously reported.

Capital Alterations — See above “— Basis of Presentation” and Note 19 for further information related to the Redomestication.

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

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used in accounting for long-term contracts including estimates of total costs, progress toward completion and customer and vendor claims, employee benefit plan obligations and share-based compensation plans. In addition, we also use estimates when accounting for uncertain tax positions and deferred taxes, asbestos liabilities and expected recoveries and when assessing goodwill for impairment, among others.

Revenue Recognition on Long-Term Contracts — Revenues and profits on long-term contracts are recorded under the percentage-of-completion method.

Progress towards completion on fixed-price contracts is measured based on physical completion of individual tasks for all contracts with a value of $5,000 or greater. For contracts with a value less than $5,000, progress toward completion is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method).

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

Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit. In the period in which a change in estimate is recognized, the cumulative impact of that change is recorded based on progress achieved through the period of change. There were 43, 33, and 38 separate projects that had final estimated contract profit revisions whose impact on contract profit exceeded $1,000 in fiscal years 2009, 2008 and 2007, respectively. The changes in final estimated contract profit resulted in a net increase of $69,010, $26,720 and $35,150 to reported contract profit for fiscal years 2009, 2008 and 2007, respectively, relating to the revaluation of work performed on contracts in prior periods. The changes in fiscal year 2009 included $24,300 for positive settlements on two projects in our Global Engineering and Construction Group (“Global E&C Group”), of which $14,800 was associated with the receipt of a payment on a long outstanding arbitration award. Please see Note 15 for further information related to changes in final estimated contract profit and the impact on business segment results.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims as additional contract revenue if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. These two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. As of December 31, 2009, our consolidated financial statements assumed recovery of commercial claims of $18,700, of which

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

$1,200 has yet to be expended. As of December 26, 2008, our consolidated financial statements assumed recovery of commercial claims of $11,200, all of which was expended.

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. We had $1,200 of deferred pre-contract costs as of December 31, 2009 and no deferred pre-contract costs as of December 26, 2008.

Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the corresponding service contracts.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents of $772,565 and $622,907 were maintained by our non-U.S. entities as of December 31, 2009 and December 26, 2008, respectively. These entities require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, a portion of these funds may not be readily available for repatriation to U.S. entities.

Short-Term Investments — Short-term investments primarily consist of deposits with maturities in excess of three months but less than one year. Short-term investments are carried at cost, plus accrued interest, which approximates fair value.

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

Contracts in Process and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts — Under long-term contracts, amounts recorded in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts may not be realized or paid, respectively, within a one-year period. In conformity with relevant industry accounting standards, however, the full amount of contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts is included in current assets and current liabilities, respectively on the consolidated balance sheet.

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method. We had inventories of $9,636 and $15,142 as of December 31, 2009 and December 26, 2008, respectively. Such amounts are recorded within other current assets on the consolidated balance sheet.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

Restricted Cash — The following table details the restricted cash held:

	December 31, 2009			December 26, 2008
	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total

Held by special-purpose entities and restricted for debt service payments	$15,613	$267	$15,880	$14,493	$286	$14,779
Held to collateralize letters of credit and bank guarantees	5,280	—	5,280	670	—	670
Client dedicated accounts	13,340	405	13,745	5,531	1,757	7,288

Total	$34,233	$672	$34,905	$20,694	$2,043	$22,737

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

The following table provides the rollforward of our goodwill balances:

	December 31, 2009			December 26, 2008
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Carrying	Impairment	Carrying	Carrying	Impairment	Carrying
	Amount	Losses	Amount	Amount	Losses	Amount

Global E&C Group:
Balance at beginning of year	$11,325	$(36)	$11,289	$36	$(36)	$—
Goodwill acquired during the year	24,400	—	24,400	12,133	—	12,133
Foreign currency translation adjustment	759	—	759	(844)	—	(844)

Balance at end of year	$36,484	$(36)	$36,448	$11,325	$(36)	$11,289

Global Power Group:
Balance at beginning of year	$155,026	$(104,150)	$50,876	$157,495	$(104,150)	$53,345
Goodwill acquired during the year	—	—	—	—	—	—
Foreign currency translation adjustment	1,378	—	1,378	(2,469)	—	(2,469)

Balance at end of year	$156,404	$(104,150)	$52,254	$155,026	$(104,150)	$50,876

Total:
Balance at beginning of year	$166,351	$(104,186)	$62,165	$157,531	$(104,186)	$53,345
Goodwill acquired during the year	24,400	—	24,400	12,133	—	12,133
Foreign currency translation adjustment	2,137	—	2,137	(3,313)	—	(3,313)

Balance at end of year	$192,888	$(104,186)	$88,702	$166,351	$(104,186)	$62,165

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

The following table provides our net carrying amount of goodwill by geographic region in which our reporting units are located:

	Global E&C Group		Global Power Group
	December 31, 2009	December 26, 2008	December 31, 2009	December 26, 2008

Goodwill Net Carrying Amount:
U.S.	$35,436	$10,317	$—	$—
Asia	1,012	972	—	—
Europe	—	—	52,254	50,876

Balance at end of year	$36,448	$11,289	$52,254	$50,876

We test goodwill for impairment at the reporting unit level, which is defined as the components one level below our operating segments, as these components constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. Presently, goodwill exists in two of our reporting units — one within our Global Power Group business segment and one within our Global E&C Group business segment.

The goodwill impairment test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each fiscal year, we evaluate goodwill at each reporting unit to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. We have tracked accumulated goodwill impairments since December 29, 2001, the first day of fiscal year 2002 and our date of adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (codified in FASB ASC 350-20). As of December 31, 2009 and December 26, 2008, the estimated fair value of each of the reporting units was sufficiently in excess of its carrying values even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying values of goodwill was required.

In April 2009, we acquired substantially all of the assets of the offshore engineering division of OPE Holdings Ltd. In conjunction with the acquisition, we recorded $6,433 of goodwill and $2,450 of identifiable intangible assets. In October 2009, we acquired substantially all of the assets of the Houston operations of Atlas Engineering, Inc. In conjunction with the acquisition, we recorded $15,872 of goodwill and $14,446 of identifiable intangible assets. In July 2008, we acquired the majority of the assets and work force of an engineering design company that has an engineering center in Kolkata, India. In conjunction with the acquisition, we recorded $6,610 of goodwill and $330 of identifiable intangible assets. In February 2008, we acquired a biopharmaceutical engineering company that is based in Philadelphia, Pennsylvania. In conjunction with the acquisition, we recorded $5,523 of goodwill and $3,600 of identifiable intangible assets. Please see Note 2 for further information related to these acquisitions.

Intangible assets with determinable useful lives are amortized over their respective estimated useful lives and reviewed for impairment together with other tangible long-lived assets whenever events or circumstances indicate that an impairment may exist.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

We had net unamortized identifiable intangible assets of $73,029 and $59,874 as of December 31, 2009 and December 26, 2008, respectively. Of the $73,029 of identifiable intangible assets as of December 31, 2009, $53,265 is related to our Global Power Group and $19,764 is related to our Global E&C Group. The following table details amounts relating to our identifiable intangible assets:

	December 31, 2009			December 26, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents	$39,304	$(24,983)	$14,321	$39,180	$(23,024)	$16,156
Trademarks	63,676	(24,487)	39,189	63,347	(22,543)	40,804
Customer relationships, pipeline and backlog	21,934	(2,415)	19,519	3,592	(678)	2,914

Total	$124,914	$(51,885)	$73,029	$106,119	$(46,245)	$59,874

Amortization expense related to identifiable intangible assets, which is recorded within cost of operating revenues on the consolidated statement of operations, totaled $5,640, $4,716, and $3,649 for fiscal years 2009, 2008 and 2007, respectively. The following table shows the approximate amortization expense for the next five years:

Approximate
Amortization
Fiscal Years:	Expense

2010	$6,700
2011	6,500
2012	6,300
2013	5,600
2014	5,300

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

We do not make a provision for incremental income taxes on subsidiary earnings, which have been retained in the subsidiary’s country of domicile, if we expect such earnings to be indefinitely reinvested in that jurisdiction. Unremitted earnings of our subsidiaries, that have been, or are intended to be, permanently reinvested (and for which no incremental income tax has been provided) aggregated $296,154 as of December 31, 2009. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

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

Foreign Currency — The functional currency of our non-U.S. operations is typically the local currency of their country of domicile. Assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at period-end exchange rates with the resulting translation adjustment recorded as a separate component within accumulated other comprehensive loss. Income and expense accounts and cash flows are translated at weighted-average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other deductions, net on our consolidated statement of operations. The net balance of our foreign currency transaction gains and losses for fiscal years 2009, 2008 and 2007 were as follows:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Net foreign currency transaction gains/(losses)	$979	$(16,543)	$(2,640)

Net foreign currency transaction gains/(losses), net of tax	$780	$(10,753)	$(1,716)

Fair Value Measurements — During fiscal year 2008, we adopted SFAS No. 157 (codified in FASB ASC 820-10), “Fair Value Measurements and Disclosures”, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis for which the date of adoption was the beginning of the first fiscal quarter of 2009. FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Our financial assets and liabilities that are recorded at fair value on a recurring basis consist primarily of the assets or liabilities arising from derivative financial instruments and defined benefit pension plan assets. We value our derivative financial instruments using broker quotations, or market transactions in either the listed or over-the-counter markets, resulting in fair value measurements using level 2 inputs as defined under the fair value hierarchy. See Note 9 for further information regarding our derivative financial instruments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Financial instruments valued independent of the fair value hierarchy:

•	Cash, Cash Equivalents and Restricted Cash — The carrying value of our cash, cash equivalents and restricted cash approximates fair value because of the demand nature of many of our deposits or short-term maturity of these instruments.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

Financial instruments valued within level 2 of fair value hierarchy:

•	Short-term Investments — Short-term investments primarily consist of deposits with maturities in excess of three months but less than one year. Short-term investments are carried at cost plus accrued interest, which approximates fair value.

•	Long-term Debt — We estimate the fair value of our long-term debt (including current installments) based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.

•	Foreign Currency Forward Contracts — We estimate the fair value of foreign currency forward contracts by obtaining quotes from financial institutions or market transactions in either the listed or over-the-counter markets, which we further corroborate with observable market data.

•	Interest Rate Swaps — We estimate the fair value of our interest rate swaps based on quotes obtained from financial institutions, which we further corroborate with observable market data.

•	Defined Benefit Pension Plan Assets — We estimate the fair value of our defined benefit pension plan assets based on quotes obtained from financial institutions, which we further corroborate with observable market data.

External Legal Fees — External legal fees are expensed as incurred and recorded in other deductions, net on our consolidated statement of operations with the exception of external legal fees associated with asbestos defense costs (please see Note 17 for further information related to our accounting for asbestos defense costs). We incurred external legal fees, excluding asbestos defense costs, of $16,400, $23,100, and $20,504 for fiscal years 2009, 2008 and 2007, respectively, which include external legal fees related to project claims.

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

Earnings per Share — Basic earnings per share is computed by dividing net income attributable to Foster Wheeler AG by the weighted-average number of shares outstanding during the reporting period, excluding non-vested restricted shares. There were no non-vested restricted shares as of December 31, 2009, and 82,980 and 165,960 as of December 26, 2008 and December 28, 2007, respectively. Restricted shares and restricted share units (collectively, “restricted awards”) are included in the weighted-average number of shares outstanding when such restricted awards vest.

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

The computations of basic and diluted earnings per share were as follows:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Basic earnings per share:
Net income attributable to Foster Wheeler AG	$350,156	$526,620	$393,874
Weighted-average number of shares outstanding for basic earnings per share	126,541,962	141,149,590	141,661,046

Basic earnings per share	$2.77	$3.73	$2.78

Diluted earnings per share:
Net income attributable to Foster Wheeler AG	$350,156	$526,620	$393,874
Weighted-average number of shares outstanding for basic earnings per share	126,541,962	141,149,590	141,661,046
Effect of dilutive securities:
Options to purchase shares	124,602	1,228,170	1,082,254
Warrants to purchase shares	355,472	574,591	1,790,072
Non-vested portion of restricted awards	152,575	151,679	214,850

Weighted-average number of shares outstanding for diluted earnings per share	127,174,611	143,104,030	144,748,222

Diluted earnings per share	$2.75	$3.68	$2.72

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

The following table summarizes the share equivalent of potentially dilutive securities that have been excluded from the denominator used in the calculation of diluted earnings per share due to their antidilutive effect:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Shares issuable under outstanding options not included in the computation of diluted earnings per share because the assumed proceeds were greater than the average share price for the period	2,802,193	522,566	347,698

Share-Based Compensation Plans — We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

•	Expected volatility — we estimate the volatility of our share price at the date of grant using historical volatility adjusted for periods of unusual stock price activity.

•	Expected term — we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”

•	Risk-free interest rate — we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

•	Dividends — we use an expected dividend yield of zero because we have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends.

We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Expected volatility	70%	57%	44%
Expected term	3.6 years	3.6 years	3.5 years
Risk-free interest rate	1.60%	1.88%	3.63%
Expected dividend yield	0%	0%	0%

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

Recent Accounting Developments — In June 2009, the FASB issued authoritative guidance which requires an enterprise to qualitatively assess the determination of the primary beneficiary (or “consolidator”) of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most

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

2.	Business Combinations

In October 2009, we acquired substantially all of the assets of the Houston operations of Atlas Engineering, Inc., a privately held company, for a purchase price of approximately $21,000. The purchase price may be increased by an estimated $12,000 for contingent consideration depending on the acquired company’s EBITDA over the first three years after the closing date. We have recorded a liability of $9,318 on the consolidated balance sheet for the estimated fair value of the contingent consideration. The acquired company is active in upstream oil and gas engineering services. The purchase price allocation and pro forma information for this acquisition were not material to our consolidated financial statements. This company’s financial results are included within our Global E&C Group business segment.

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

In July 2008, we acquired the majority of the assets and work force of an engineering design company for $6,500, plus up to $1,500 to be paid if certain performance milestones are met over the following two years. This company, which has an engineering center in Kolkata, India, provides engineering services to the petrochemical, refining, upstream oil and gas and power industries. The purchase price allocation and pro forma information for this acquisition were not material to our consolidated financial statements. This company’s financial results are included within our Global E&C Group business segment.

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

In February 2007, we purchased the stock of a Finnish company that owns patented coal flow measuring technology. The purchase price, net of cash acquired was €1,112 (approximately $1,473 at the exchange rate in effect at the time of the acquisition). The purchase price allocation and pro forma financial information for this acquisition were not material to our consolidated financial statements. This company’s financial results are included within our Global Power Group business segment.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

3.	Accounts and Notes Receivable

The following table shows the components of trade accounts and notes receivable:

	December 31,	December 26,
	2009	2008

From long-term contracts:
Amounts billed due within one year	$492,391	$539,423

Billed retention:
Estimated to be due in:
2009	—	60,204
2010	33,857	13,140
2011	10,957	8,902

Total billed retention	44,814	82,246

Total receivables from long-term contracts	537,205	621,669
Other trade accounts and notes receivable	169	1,169

Trade accounts and notes receivable, gross	537,374	622,838
Less: Allowance for doubtful accounts	(10,849)	(13,844)

Trade accounts and notes receivable, net	$526,525	$608,994

The following table shows the components of other accounts and notes receivable, net:

	December 31,	December 26,
	2009	2008

Asbestos insurance receivable	$69,007	$41,012
Foreign refundable value-added tax	23,397	30,412
Other	25,314	24,209

Other accounts and notes receivable, net	$117,718	$95,633

4.	Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 31,	December 26,
	2009	2008

Land and land improvements	$27,522	$27,842
Buildings	160,660	153,689
Furniture, fixtures and equipment	620,372	528,095
Construction in progress	19,301	64,064

Land, buildings and equipment, gross	827,855	773,690
Less: Accumulated depreciation	(429,723)	(390,481)

Land, buildings and equipment, net	$398,132	$383,209

Depreciation expense for fiscal years 2009, 2008 and 2007 was $39,357, $39,271, and $34,576, respectively.

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

We own a noncontrolling equity interest in two electric power generation projects, one waste-to-energy project and one wind farm project in Italy and in a refinery/electric power generation project in Chile. We also own a 50% noncontrolling equity interest in a project based in Italy which generates earnings from royalty payments linked to the price of natural gas. The two electric power generation projects in Italy are each 42% owned by us, the waste-to-energy project is 39% owned by us and the wind farm project is 50% owned by us. The project in Chile is 85% owned by us; however, we do not have a controlling interest in the project as a result of participating rights held by the minority shareholder. We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for these entities (each as a whole) in which we have an equity interest:

	December 31, 2009		December 26, 2008
	Italy Based	Chile Based	Italy Based	Chile Based
	Projects	Project	Projects	Project

Balance Sheet Data:
Current assets	$325,688	$46,311	$288,387	$66,991
Other assets (primarily buildings and equipment)	644,344	127,393	618,083	137,007
Current liabilities	99,111	34,982	63,227	26,319
Other liabilities (primarily long-term debt)	515,424	63,109	535,954	70,950
Net assets	355,497	75,613	307,289	106,729

	Fiscal Years Ended
	December 31, 2009		December 26, 2008		December 28, 2007
	Italy Based	Chile Based	Italy Based	Chile Based	Italy Based	Chile Based
	Projects	Project	Projects	Project	Projects	Project

Income Statement Data:
Total revenues	$361,797	$63,330	$439,455	$88,586	$319,611	$70,427
Gross profit	90,228	37,412	95,492	53,161	75,549	42,234
Income before income taxes	74,430	32,129	69,208	47,445	56,917	35,391
Net earnings	44,234	26,667	29,028	39,379	45,684	30,258

Our equity in the net earnings of these partially-owned affiliates, which is recorded within other income, net on the consolidated statement of operations, totaled $34,953, $33,905, and $36,445 for fiscal years 2009, 2008 and 2007, respectively.

Our investment in these equity affiliates, which is recorded within investments in and advances to unconsolidated affiliates on the consolidated balance sheet, totaled $215,280 and $200,352 as of December 31, 2009 and December 26, 2008, respectively. Distributions of $25,486, $24,452 and $23,784 were received during fiscal years 2009, 2008 and 2007, respectively.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

5.	Equity Interests — (Continued)

We have guaranteed certain performance obligations of the Chile based project. We have a contingent obligation, which is measured annually based on the operating results of the Chile based project for the preceding year. We did not have a current payment obligation under this guarantee as of December 31, 2009.

We also have guaranteed the obligations of our subsidiary under the Chile based project’s operations and maintenance agreement. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have ever been paid under the guarantee.

In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the Chile based project does not generate sufficient cash flows to make such payments. We are required to maintain the debt service reserve letter of credit during the term of the Chile based project’s debt, which matures in 2014. As of December 31, 2009, no amounts have been drawn under this letter of credit.

Under the Chile based project’s operations and maintenance agreement, our subsidiary provides services for the management, operation and maintenance of the refinery/electric power generation facility. Our fees for these services were $8,464, $9,312 and $8,309 for fiscal years 2009, 2008 and 2007, respectively, and were recorded in operating revenues on our consolidated statement of operations. We had a receivable from our partially-owned affiliate in Chile of $4,916 and $12,615 recorded in trade accounts and notes receivable, net on the consolidated balance sheet as of December 31, 2009 and December 26, 2008, respectively.

Our share of the undistributed retained earnings of our equity investees amounted to $122,337 and $107,271 as of December 31, 2009 and December 26, 2008, respectively.

6.	Long-term Debt

The following table shows the components of our long-term debt:

	December 31, 2009			December 26, 2008
	Current	Long-term	Total	Current	Long-term	Total

Capital Lease Obligations	$1,492	$65,327	$66,819	$1,147	$64,641	$65,788
Special-Purpose Limited Recourse Project Debt:
Camden County Energy Recovery Associates	21,865	—	21,865	9,914	21,865	31,779
FW Power S.r.l.	7,428	95,661	103,089	4,562	88,750	93,312
Energia Holdings, LLC	3,187	13,239	16,426	4,675	16,426	21,101
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	—	—	—	19	—	19
1999C Bonds at 7.25% interest, due October 15, 2024	—	1,283	1,283	—	1,283	1,283
1999D Accretion Bonds at 7% interest, due October 15, 2009	—	—	—	307	—	307
Term Loan in China at 4.374% interest, due January 8, 2010	2,930	—	2,930	—	—	—
Term Loan in China at 6.57% interest, due December 29, 2008	—	—	—	3,654	—	3,654
Other	28	—	28	97	24	121

Total	$36,930	$175,510	$212,440	$24,375	$192,989	$217,364

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

6.	Long-term Debt — (Continued)

U.S. Senior Credit Agreement — In October 2006, we executed a five-year U.S. senior credit agreement to be used for our U.S. and non-U.S. operations. The senior credit agreement, as amended in May 2007, provides for a facility of $450,000, and includes a provision which permits future incremental increases of up to $100,000 in total availability under the facility. We can issue up to $450,000 under the letter of credit facility. A portion of the letters of credit issued under the U.S. senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in the credit rating of the U.S. senior credit agreement as reported by Moody’s Investors Service and/or Standard & Poor’s (“S&P”). We also have the option to use up to $100,000 of the $450,000 for revolving borrowings at a rate equal to adjusted LIBOR plus 1.50%, subject also to the performance pricing noted above. As a result of the improvement in our S&P credit rating in March 2007, we achieved, and continue to maintain, the lowest possible pricing under the performance pricing provisions of our U.S. senior credit agreement.

On December 18, 2008, Foster Wheeler AG, Foster Wheeler Ltd., certain of Foster Wheeler Ltd.’s subsidiaries and BNP Paribas, as Administrative Agent, entered into an additional amendment of our U.S. senior credit agreement. The amendment includes a consent of the lenders under the credit agreement to the Redomestication. In addition, the amendment reflects the addition of Foster Wheeler AG as a guarantor of the obligations under the credit agreement and reflects changes relating to Foster Wheeler AG becoming the ultimate parent of Foster Wheeler Ltd. and its subsidiaries upon completion of the Redomestication. The amendment became effective upon consummation of the Redomestication on February 9, 2009.

The assets and/or stock of certain of our U.S. and non-U.S. subsidiaries collateralize our obligations under our U.S. senior credit agreement. Our U.S. senior credit agreement contains various customary restrictive covenants that generally limit our ability to, among other things, incur additional indebtedness or guarantees, create liens or other encumbrances on property, sell or transfer certain property and thereafter rent or lease such property for substantially the same purposes as the property sold or transferred, enter into a merger or similar transaction, make investments, declare dividends or make other restricted payments, enter into agreements with affiliates that are not on an arms’ length basis, enter into any agreement that limits our ability to create liens or the ability of a subsidiary to pay dividends, engage in any new lines of business, with respect to Foster Wheeler AG, change Foster Wheeler AG’s fiscal year or, with respect to Foster Wheeler Ltd. and one of our holding company subsidiaries, directly acquire ownership of the operating assets used to conduct any business.

In addition, our U.S. senior credit agreement contains financial covenants requiring us not to exceed a total leverage ratio, which compares total indebtedness to EBITDA, and to maintain a minimum interest coverage ratio, which compares EBITDA to interest expense. All such terms are defined in our U.S. senior credit agreement. We must be in compliance with the total leverage ratio at all times, while the interest coverage ratio is measured quarterly. We are in compliance with all financial covenants and other provisions of our U.S. senior credit agreement.

We had approximately $308,000 and $273,500 of letters of credit outstanding under this agreement as of December 31, 2009 and December 26, 2008, respectively. The letter of credit fees ranged from 1.50% to 1.60% of the outstanding amount, excluding a fronting fee of 0.125% per annum. There were no funded borrowings under this agreement as of December 31, 2009 and December 26, 2008.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

6.	Long-term Debt — (Continued)

Capital Lease Obligations — We have entered into a series of capital lease obligations, primarily for office buildings. Assets under capital lease obligations are summarized as follows:

	December 31,	December 26,
	2009	2008

Buildings and improvements	$48,299	$46,258
Less: Accumulated amortization	(14,924)	(12,807)

Net assets under capital lease obligations	$33,375	$33,451

The following are the minimum lease payments to be made in each of the years indicated for our capital lease obligations as of December 31, 2009:

Fiscal years:
2010	$8,844
2011	9,151
2012	8,760
2013	8,577
2014	8,802
Thereafter	85,194
Less: Interest	(62,509)

Net minimum lease payments under capital lease obligations	66,819
Less: Current portion of net minimum lease payments	(1,492)

Long-term portion of net minimum lease payments	$65,327

Special-Purpose Limited Recourse Project Debt — Special-purpose limited recourse project debt represents debt incurred to finance the construction of cogeneration facilities, waste-to-energy or wind farm projects in which we are a majority-owner. Certain assets of each project collateralize the notes and/or bonds. Our obligations with respect to this debt are limited to contributing project equity during the construction phase of the projects and the guarantee of the operating performance of our Chile based project.

The Camden County Energy Recovery Associates debt represents Solid Waste Disposal and Resource Recovery System Revenue Bonds. The bonds bear interest at 7.5%, due annually December 1, 2004 through 2010, and mature on December 1, 2010. The bonds are collateralized by a pledge of certain revenues and assets of the project, but not the plant. The waste-to-energy project is located in Camden, New Jersey in the United States.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

6.	Long-term Debt — (Continued)

through December 31, 2019. The new VAT facilities bear interest based upon 6-month Euribor plus a spread of 0.5% and are repayable semi-annually based upon actual VAT received during commercial operation through June 30, 2010 and December 31, 2013.

The debt is collateralized by certain revenues and assets of FW Power S.r.l. Our total borrowing capacity under the FW Power S.r.l. credit facilities is €75,300 (approximately $108,500 at the exchange rate as of December 31, 2009).

We have executed interest rate swap contracts that effectively convert approximately 90% of the base facilities to a weighted-average fixed interest rate of 4.48%. The swap contracts are in place through the life of the facilities. See Note 9, “Derivative Financial Instruments — Interest Rate Risk,” for our accounting policy related to these interest rate swap contracts. The interest rates on the VAT facilities and the portion of the base facilities not subject to the interest rate swap contracts were 1.493% and 1.893%, respectively, as of December 31, 2009.

The Energia Holdings, LLC debt bears interest at 11.443%, due annually, and matures on April 15, 2015. The notes are collateralized by certain revenues and assets of a special-purpose subsidiary, which is the indirect owner of our refinery/electric power generation project in Chile.

Subordinated Robbins Facility Exit Funding Obligations (“Robbins bonds”) — In connection with the restructuring of debt incurred to finance construction of a waste-to-energy facility in the Village of Robbins, Illinois in the U.S., we assumed certain subordinated obligations. The subordinated obligations included 1999C Bonds due October 15, 2009 (the “1999C bonds due 2009”), 1999C Bonds due October 15, 2024 (the “1999C bonds due 2024”) and 1999D Accretion Bonds due October 15, 2009 (the “1999D bonds”). Both the 1999C bonds due 2009 and the 1999D bonds were paid off in full at their scheduled maturity dates.

The 1999C bonds due 2024 bear interest at 7.25% and are subject to mandatory sinking fund reduction prior to maturity at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date. On October 3, 2008, we acquired $19,208 of our 1999C bonds due 2024 for $19,016 of cash, plus accrued and unpaid interest to date.

Term Loans in China — In fiscal year 2008, one of our China based subsidiaries entered into a term loan with an interest rate of 6.57% and a maturity date of December 29, 2008. During fiscal year 2009, the term loan was repaid at the scheduled maturity date. Also during fiscal year 2009, the same China based subsidiary entered into a new term loan for 20 million Chinese yuan, or renminbi, (approximately $2,926 at the exchange rate in effect at the inception of the term loan) with an interest rate of 4.374%. The new term loan matured on January 8, 2010 and our China based subsidiary did not enter into a new term loan.

Estimated Fair Values — The estimated fair values of our long-term debt were $222,165 and $227,866 as of December 31, 2009 and December 26, 2008, respectively. We estimate the fair value of our long-term debt (including current installments) based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.

Interest Costs — Interest costs incurred in fiscal years 2009, 2008 and 2007 were $17,167, $16,462, and $18,603, respectively.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

6.	Long-term Debt — (Continued)

Aggregate Maturities — Aggregate principal repayments and sinking fund requirements of long-term debt, excluding payments on capital lease obligations, over the next five years are as follows:

	Fiscal Years
	2010	2011	2012	2013	2014	Thereafter	Total

Special-Purpose Limited Recourse Project Debt:
Camden County Energy Recovery Associates	$21,865	$—	$—	$—	$—	$—	$21,865
FW Power S.r.l.	7,428	7,976	8,888	9,305	9,217	60,275	103,089
Energia Holdings, LLC	3,187	2,019	1,913	1,913	2,040	5,354	16,426
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2024	—	—	—	—	—	1,283	1,283
Term Loan in China at 4.374% interest, due January 8, 2010	2,930	—	—	—	—	—	2,930
Other	28	—	—	—	—	—	28

Total	$35,438	$9,995	$10,801	$11,218	$11,257	$66,912	$145,621

7.	Pensions and Other Postretirement Benefits

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

We recognize the funded status of each of our defined benefit pension and other postretirement benefit plans on our consolidated balance sheet. We recognize any gains or losses, which are not recognized as a component of annual service cost, as a component of comprehensive income, net of tax. We record net actuarial losses, prior service cost/(credits) and net transition obligations/(assets) within accumulated other comprehensive loss on the consolidated balance sheet.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Pensions and Other Postretirement Benefits — (Continued)

Defined benefit pension obligations and funded status:

	Fiscal Year Ended December 31, 2009				Fiscal Year Ended December 26, 2008
	United	United			United	United
	States	Kingdom	Other	Total	States	Kingdom	Other	Total

Change in projected benefit obligations:
Projected benefit obligations at beginning of year	$329,599	$629,351	$28,464	$987,414	$326,811	$903,535	$39,280	$1,269,626
Service cost	—	5,663	647	6,310	—	10,451	691	11,142
Interest cost	19,796	41,461	1,819	63,076	19,962	47,683	1,882	69,527
Plan participants’ contributions	—	5,427	—	5,427	—	7,067	—	7,067
Plan amendments	—	(51,654)	—	(51,654)	—	40,103	—	40,103
Actuarial loss/(gain)	20,596	99,089	1,693	121,378	5,645	(113,437)	(2,534)	(110,326)
Benefits paid	(23,161)	(34,257)	(2,931)	(60,349)	(22,819)	(32,938)	(3,518)	(59,275)
Special termination benefits/other	—	187	(996)	(809)	—	2,247	(1,818)	429
Foreign currency exchange rate changes	—	74,604	3,382	77,986	—	(235,360)	(5,519)	(240,879)

Projected benefit obligations at end of year	346,830	769,871	32,078	1,148,779	329,599	629,351	28,464	987,414

Change in plan assets:
Fair value of plan assets at beginning of year	229,631	522,481	16,306	768,418	330,238	736,628	25,687	1,092,553
Actual return on plan assets	49,806	66,159	2,121	118,086	(97,808)	(77,216)	(3,107)	(178,131)
Employer contributions	30,000	39,124	2,300	71,424	20,020	82,153	3,433	105,606
Plan participants’ contributions	—	5,427	—	5,427	—	7,067	—	7,067
Benefits paid	(23,161)	(34,257)	(2,931)	(60,349)	(22,819)	(32,938)	(3,518)	(59,275)
Other	—	180	(954)	(774)	—	1,616	(1,818)	(202)
Foreign currency exchange rate changes	—	63,355	2,693	66,048	—	(194,829)	(4,371)	(199,200)

Fair value of plan assets at end of year	286,276	662,469	19,535	968,280	229,631	522,481	16,306	768,418

Funded status at end of year	$(60,554)	$(107,402)	$(12,543)	$(180,499)	$(99,968)	$(106,870)	$(12,158)	$(218,996)

We recognized the funded status of our defined benefit pension plans on our consolidated balance sheet as part of:

	December 31,	December 26,
	2009	2008

Current liabilities	$942	$589
Non-current liabilities	179,557	218,407

Funded status at end of year	$180,499	$218,996

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Pensions and Other Postretirement Benefits — (Continued)

We recognized the following amounts in our consolidated balance sheet:

	December 31,	December 26,
	2009	2008

Net actuarial loss	$501,608	$467,660
Prior service cost	8,972	68,452
Net transition asset	(116)	(151)

Gross amounts	510,464	535,961

Net tax benefit	102,827	104,395

Net amounts	407,637	431,566

Less: Attributable to noncontrolling interests	(40)	—

Total included in accumulated other comprehensive loss	$407,597	$431,566

The estimated net actuarial loss, prior service credit and net transition obligation that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are approximately $23,100, $300 and $100, respectively.

Accumulated benefit obligation:

The aggregated accumulated benefit obligation of our defined benefit pension plans was $1,016,944 and $886,259 at December 31, 2009 and December 26, 2008, respectively.

Information for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,	December 26,
	2009(1)	2008(2)

Projected benefit obligation	$380,183	$980,644
Accumulated benefit obligation	377,284	883,010
Fair value of plan assets	306,119	760,251

(1)	Balances for the fiscal year ended December 31, 2009 do not include information for two of the United Kingdom plans since the plan assets of those plans exceeded the accumulated benefit obligation.

(2)	Balances for the fiscal year ended December 26, 2008 do not include information for one of the United Kingdom plans since the plan assets of that plan exceeded the accumulated benefit obligation.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Pensions and Other Postretirement Benefits — (Continued)

Components of net periodic benefit cost/(income) and other changes recognized in comprehensive income:

	Fiscal Years Ended
	December 31, 2009				December 26, 2008				December 28, 2007
	United	United			United	United			United	United
	States	Kingdom	Other	Total	States	Kingdom	Other	Total	States	Kingdom	Other	Total

Net periodic benefit cost/(credit):

Service cost	$—	$5,663	$647	$6,310	$—	$10,451	$691	$11,142	$—	$14,073	$620	$14,693

Interest cost	19,796	41,461	1,819	63,076	19,962	47,683	1,882	69,527	19,031	45,348	1,671	66,050

Expected return on plan assets	(17,118)	(33,767)	(1,221)	(52,106)	(24,142)	(46,788)	(1,594)	(72,524)	(22,064)	(48,200)	(1,762)	(72,026)

Amortization of transition (asset)/obligation	—	(51)	87	36	—	(54)	93	39	—	(66)	93	27

Amortization of prior service cost	—	7,810	91	7,901	—	4,807	19	4,826	—	5,195	19	5,214

Amortization of net actuarial loss	7,838	12,874	484	21,196	2,787	16,289	400	19,476	3,285	17,530	479	21,294

Net periodic benefit cost/(credit)	10,516	33,990	1,907	46,413	(1,393)	32,388	1,491	32,486	252	33,880	1,120	35,252

Settlement charges*	—	(52)	295	243	—	242	644	886	—	—	—	—

Total net periodic benefit cost/(credit)	$10,516	$33,938	$2,202	$46,656	$(1,393)	$32,630	$2,135	$33,372	$252	$33,880	$1,120	$35,252

Changes recognized in comprehensive income:

Net actuarial (gain)/loss	$(12,092)	$66,682	$554	$55,144	$127,595	$10,674	$1,287	$139,556	$(8,008)	$(19,435)	$1,927	$(25,516)

Plan amendment	—	(51,653)	74	(51,579)	—	39,861	—	39,861	—	—	—	—

Settlement charge recognized on the remeasurement of transitional asset	—	71	—	71	—	—	—	—	—	—	—	—

Amortization of transition asset/(obligation)	—	51	(87)	(36)	—	54	(93)	(39)	—	66	(93)	(27)

Amortization of prior service cost	—	(7,810)	(91)	(7,901)	—	(4,807)	(19)	(4,826)	—	(5,195)	(19)	(5,214)

Amortization of net actuarial loss	(7,838)	(12,874)	(484)	(21,196)	(2,787)	(16,289)	(400)	(19,476)	(3,285)	(17,530)	(479)	(21,294)

Total recognized in comprehensive income	$(19,930)	$(5,533)	$(34)	$(25,497)	$124,808	$29,493	$775	$155,076	$(11,293)	$(42,094)	$1,336	$(52,051)

Weighted-average assumptions- net periodic benefit cost:

Discount rate	6.23%	6.22%	6.44%		6.31%	5.74%	5.24%		5.81%	5.14%	4.50%

Long-term rate of return	8.25%	6.32%	7.00%		7.90%	6.86%	7.00%		8.00%	6.94%	7.50%

Salary growth	N/A	3.53%	2.80%		N/A	4.28%	3.10%		N/A	3.83%	2.35%

Weighted-average assumptions- projected benefit obligations:

Discount rate	5.67%	5.75%	5.20%		6.23%	6.21%	6.39%

Salary growth	N/A	4.09%	3.24%		N/A	3.53%	3.17%

N/A — Not applicable as the plan is frozen and future salary levels do not affect benefits payable.

*	Charges/(gains) were recorded related to the settlement of pension obligations to former employees in fiscal year 2009 in the United Kingdom, Canada and Finland totaling a net charge of $243 and in fiscal year 2008 in the United Kingdom and Canada totaling a charge of $886.

Long-term rate of return assumptions:

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. We annually review and adjust, as required, the long-term rate of return for our pension plans. The weighted-average expected long-term rate of return on plan assets has ranged from 6.9% to 7.3% over the past three years.

Plan Assets:

Each of our defined benefit pension plans in the United States, United Kingdom and Canada is governed by a written investment policy. The pension plans in Finland and France have no plan assets.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Pensions and Other Postretirement Benefits — (Continued)

The investment policy of the U.S. plans allocates assets in accordance with the policy guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The current investment policy of the U.S. plan includes an allocation among asset classes as follows: 60% equities, 40% fixed income, and 0% cash and cash equivalents, each subject to a range of +/- 10% and with the exception of plan contributions temporarily awaiting longer-term investment.

The investment policy of the U.K. plans is designed to respond to changes in funding levels. Currently, the asset mix is 60% bonds and 40% equities with a target of 50% bonds and 50% equities, depending on the timing of plan contributions.

The investment policy of the Canadian plan uses a balanced approach and allocates investments in pooled funds in accordance with the policy’s asset mix guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The target allocation is 50% equities, 45% bonds and 5% cash. The minimum and maximum allocations are: 40% to 60% equities, 40% to 50% bonds and 0% to 10% cash.

Investments are exposed to various risks, such as interest rate and market and credit risks. Due to the level of uncertainty related to certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and, that such changes could materially affect the fair value of our defined benefit plan assets, which in turn, would result in a change to our net pension benefit liability on our consolidated balance sheet. Accordingly, the valuation of investments at each fiscal year end may not be indicative of future valuations or the amounts that could be realized upon future liquidation. We develop investment policies for each of our plans which take these risks into account and we continually review the investment policies to ensure that the investment strategy is aligned with plan liabilities and projected plan benefit payments. Based on our current holdings, we believe that our individual pension plans are not exposed to a significant concentration of risk in any particular sector or asset class.

Our plan assets are valued under the established framework for measuring fair value in accordance with U.S. generally accepted accounting principles. See Note 1 for further information regarding the measurement of fair value under U.S. generally accepted accounting principles and our accounting policy. Our plan assets measured within the fair value framework consist of comingled funds and equity securities. Quoted prices in active markets are used to value investments when available. Investments are valued at their closing price or, when not available, the last reported bid price. Comingled funds are valued at the net asset value for their underlying securities, which are valued at quoted prices in active markets or using observable prices for market transactions involving identical or comparable securities.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Pensions and Other Postretirement Benefits — (Continued)

The fair values of our defined benefit pension plan assets as of December 31, 2009 by asset category are as follows:

	Fair Value Measurements as of December 31, 2009
	Quoted Prices	Significant	Significant
	in Active Markets	Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Pension Plan Assets:
U.S. Equity Commingled Funds(1)	$—	$115,690	$—	$115,690
Global Equity Commingled Fund(2)	—	38,213	—	38,213
Corporate Fixed Income Commingled Funds(3)	—	76,015	—	76,015
Government Fixed Income Commingled Funds(4)	—	24,613	—	24,613
Cash equivalents	—	30,000	—	30,000

Subtotal	$—	$284,531	$—	$284,531

Plan receivables				1,745

Total plan assets				$286,276

U.K. Pension Plan Assets:
Equity Securities(5)	$171,528	$—	$—	$171,528
U.K. Equity Commingled Fund(6)	—	18,154	—	18,154
Global Equity Commingled Fund(2)	—	83,371	—	83,371
U.S. Equity Commingled Fund(7)	—	33,910	—	33,910
Corporate Fixed Income Commingled Fund(8)	—	118,505	—	118,505
Government Fixed Income 5 year plus maturities Commingled Fund(9)	—	84,560	—	84,560
Government Fixed Income 15 year plus maturities Commingled Fund(10)	—	130,867	—	130,867
Money Market Commingled Fund(11)	—	10,196	—	10,196
Cash equivalents	—	2,470	—	2,470

Subtotal	$171,528	$482,033	$—	$653,561

Cash and cash equivalents				8,908

Total plan assets				$662,469

Canada Pension Plan Assets:
Canadian Equity Commingled Fund(12)	$—	$3,781	$—	$3,781
U.S. Equity Commingled Fund(1)	—	3,377	—	3,377
Global Equity Commingled Fund(2)	—	2,721	—	2,721
Government Fixed Income Commingled Fund(13)	—	4,357	—	4,357
Government Fixed Income Commingled Fund(14)	—	4,329	—	4,329
Money Market Commingled Fund(11)	—	957	—	957

Subtotal	$—	$19,522	$—	$19,522

Cash and cash equivalents				13

Total plan assets				$19,535

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Pensions and Other Postretirement Benefits — (Continued)

(1)	Primarily U.S. equity securities with a focus on long-term returns.

(2)	Primarily global equity securities with a focus on long-term returns.

(3)	Primarily corporate fixed income securities with a focus on intermediate-term and long-term maturities.

(4)	Primarily U.S. government investment-grade fixed-income securities with focus on current income and capital preservation.

(5)	Publicly traded U.K. based equity securities.

(6)	Primarily U.K. equity securities with a focus on long-term returns.

(7)	Primarily U.S. equity securities with a focus on tax efficient returns.

(8)	Primarily investment-grade corporate bonds with a focus on maturities of 15 years or longer.

(9)	Primarily U.K. government fixed income securities with a focus on maturities of five years or longer.

(10)	Primarily U.K. government fixed income securities with a focus on maturities of 15 years or longer.

(11)	Primarily short-term maturities of two years or less from various issuers with a focus on preservation of capital.

(12)	Primarily Canadian equity securities with a focus on long-term returns.

(13)	Primarily Canadian government investment-grade fixed-income securities with a focus on current income and the capital preservation.

(14)	Primarily Canadian government and corporate fixed income securities and investments in other comingled bond funds with a focus on current income.

Contributions:

Based on the minimum statutory funding requirements for fiscal year 2010, we are not required to make mandatory contributions to our U.S. pension plans. Based on the minimum statutory funding requirements for fiscal year 2010, we expect to contribute total mandatory contributions of approximately $33,700 to our non-U.S. pension plans.

Estimated future benefit payments:

We expect to make the following benefit payments from our defined benefit pension plans:

	United	United
	States	Kingdom	Other	Total

2010	$23,600	$35,500	$3,100	$62,200
2011	23,800	35,800	3,000	62,600
2012	24,200	36,200	2,700	63,100
2013	24,000	36,500	3,700	64,200
2014	24,100	36,800	3,300	64,200
2015-2019	125,900	188,800	14,200	328,900

Other Postretirement Benefit Plans — Certain employees in the United States and Canada may become eligible for health care and life insurance benefits (“other postretirement benefits”) if they qualify for and commence normal or early retirement pension benefits as defined in the U.S. and Canadian pension plans while working for us.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Pensions and Other Postretirement Benefits — (Continued)

Additionally, one of our subsidiaries in the United States also has a benefit plan, referred to as the Survivor Income Plan (“SIP”), which provides coverage for an employee’s beneficiary upon the death of the employee. This plan has been closed to new entrants since 1988. Total liabilities under the SIP, which were $15,904 and $14,590 as of December 31, 2009 and December 26, 2008, respectively, are reflected in the other postretirement benefit obligation and funded status information below. The assets held to fund the benefits provided by the SIP, which reflect the cash surrender value of insurance polices purchased to cover obligations under the SIP, totaled $5,201 and $5,633 as of December 31, 2009 and December 26, 2008, respectively. The assets are recorded in other assets on the consolidated balance sheet and are not reflected in the other postretirement benefit obligation and funded status information below.

Other postretirement benefit obligation and funded status:

	Fiscal Years Ended
	December 31,	December 26,
	2009	2008

Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$82,464	$80,160
Service cost	134	142
Interest cost	4,845	4,623
Plan participants’ contributions	1,869	2,180
Plan amendment	—	1,609
Actuarial (gain)/loss	(8,916)	3,680
Benefits paid	(8,132)	(9,994)
Medicare Part D reimbursement	—	220
Other	91	(156)

Accumulated postretirement benefit obligation at end of year	72,355	82,464

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Plan participants’ contributions	1,869	2,180
Employer contributions	6,263	7,594
Medicare Part D reimbursement	—	220
Benefits paid	(8,132)	(9,994)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(72,355)	$(82,464)

We recognized the funded status of our other postretirement benefit plans on our consolidated balance sheet as part of:

	December 31,	December 26,
	2009	2008

Current liabilities	$6,597	$6,475
Non-current liabilities	65,758	75,989

Funded status at end of year	$72,355	$82,464

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Pensions and Other Postretirement Benefits — (Continued)

We recognized the following amounts in accumulated other comprehensive loss:

	December 31,	December 26,
	2009	2008

Net actuarial loss	$4,401	$14,162
Prior service credit	(32,647)	(37,276)

Total	$(28,246)	$(23,114)

The estimated net actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost over the next fiscal year are approximately $200 and $4,000, respectively.

Components of net periodic postretirement benefit cost and changes recognized in comprehensive income:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Net periodic postretirement benefit cost:
Service cost	$134	$142	$139
Interest cost	4,845	4,623	4,765
Amortization of prior service credit	(4,629)	(4,662)	(4,762)
Amortization of net actuarial loss	845	466	952

Net periodic postretirement benefit cost	$1,195	$569	$1,094

Changes recognized in comprehensive income:
Net actuarial (gain)/loss	$(8,916)	$3,679	$(13,352)
Plan amendment	—	1,609	—
Amortization of prior service credit	4,629	4,662	4,762
Amortization of net actuarial loss	(845)	(466)	(952)

Total recognized in comprehensive income	$(5,132)	$9,484	$(9,542)

Weighted-average discount rate assumptions:
Net periodic postretirement benefit cost	6.26%	6.23%	5.73%
Accumulated postretirement benefit obligation	5.45%	6.28%

	Pre-Medicare	Medicare
	Eligible	Eligible

Health-care cost trend:
2009	8.70%	24.65%
2010	8.30%	20.47%
Decline to 2024	5.60%	5.70%

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Pensions and Other Postretirement Benefits — (Continued)

Assumed health-care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$200	$(200)
Effect on accumulated postretirement benefit obligation	$2,100	$(1,900)

Contributions:

We expect to contribute a total of approximately $6,700 to our other postretirement benefit plans in fiscal year 2010.

Estimated future other postretirement benefit payments:

We expect to make the following other postretirement benefit payments:

Benefit Payments

2010	$6,700
2011	6,600
2012	6,400
2013	6,100
2014	6,000
2015-2019	27,500

Defined Contribution Plans — Our U.S. subsidiaries have a 401(k) plan for salaried employees. In fiscal years 2009 and 2008, we matched 100% of employee contributions on the first 6% of eligible base pay, subject to the annual limit on eligible earnings under the Internal Revenue Code. In fiscal year 2007, we matched 100% of the first 3% and 50% of the next 3% of base pay of employee contributions, subject to the annual Internal Revenue Code limit. In fiscal year 2007 and prior, the 401(k) plan also provided for a discretionary employer contribution, equal to 50% of the second 3% of an employee’s contribution or a maximum of 1.5% of base salary. The discretionary employer contribution was tied to meeting our performance targets for an entire calendar year and having the contribution approved by our Board of Directors. The discretionary employer 401(k) contribution was paid in fiscal year 2007. The discretionary employer contribution was discontinued in fiscal year 2008 in connection with the adoption of our new contribution match and eligible base pay limits, described above.

In total, our U.S. subsidiaries contributed approximately $7,800, $9,000, and $5,600 to the 401(k) plan in fiscal years 2009, 2008 and 2007, respectively. Beginning in fiscal year 2008, our U.S. subsidiaries also have a Roth 401(k) plan for salaried employees.

Effective April 1, 2003, our U.K. subsidiaries commenced a defined contribution plan for salaried employees. Under the defined contribution plan, amounts are credited as a percentage of earnings which percentage can be increased within prescribed limits after five years of membership in the fund if matched by the employee. At termination (up to two years’ service only), an employee may receive the balance in the account. Otherwise, at termination or at retirement, an employee receives an annuity or a combination of lump-sum and annuity. Our U.K. subsidiaries contributed approximately $4,900, $3,400, and $2,600 in fiscal years 2009, 2008 and 2007, respectively, to the defined contribution plan.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Pensions and Other Postretirement Benefits — (Continued)

Other Benefits — Certain of our non-U.S. subsidiaries participate in government-mandated indemnity and postretirement programs for their employees. Liabilities of $24,954 and $26,563 were recorded within pension, postretirement and other employee benefits on the consolidated balance sheet at December 31, 2009 and December 26, 2008, respectively, related to such benefits.

8.	Guarantees and Warranties

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

	Maximum	Carrying Amount of Liability
	Potential	December 31,	December 26,
	Payment	2009	2008

Environmental indemnifications	No limit	$8,800	$8,900
Tax indemnifications	No limit	$—	$—

We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Warranty Liability:
Balance at beginning of year	$99,400	$87,800	$69,900
Accruals	32,600	36,000	35,800
Settlements	(6,600)	(7,300)	(5,700)
Adjustments to provisions	(14,600)	(17,100)	(12,200)

Balance at end of year	$110,800	$99,400	$87,800

We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $943,100 and $914,500 as of December 31, 2009 and December 26, 2008, respectively, primarily for performance guarantees. These balances include the standby letters of credit issued under the U.S. senior credit agreement discussed in Note 6 and from other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.

We have also guaranteed certain performance obligations in a refinery/electric power generation project based in Chile which we hold a noncontrolling equity interest. See Note 5 for further information.

9.	Derivative Financial Instruments

We are exposed to certain risks relating to our ongoing business operations. The risks managed by using derivative financial instruments relate primarily to foreign currency exchange rate risk and, to a significantly

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

9.	Derivative Financial Instruments — (Continued)

lesser extent, interest rate risk. Derivative financial instruments are recognized as assets or liabilities at fair value in our consolidated balance sheet.

	Fair Values of Derivative Financial Instruments
	Location within	Asset Derivatives		Location within	Liability Derivatives
	Consolidated	December 31,	December 26,	Consolidated	December 31,	December 26,
	Balance Sheet	2009	2008	Balance Sheet	2009	2008
Derivatives designated as hedging instruments
Interest rate swap contracts	Other assets	$—	$—	Other long-term liabilities	$6,554	$5,658
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	1,174	3,883	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	4,934	21,260
Foreign currency forward contracts	Other accounts receivable	470	—	Accounts payable	246	451

Total derivatives		$1,644	$3,883		$11,734	$27,369

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

9.	Derivative Financial Instruments — (Continued)

	Currency	Hedged Foreign	Notional Amount of	Notional Amount of
	Hedged	Currency Exposure	Forward Buy Contracts	Forward Sell Contracts
Functional	(bought or sold	(in equivalent	(in equivalent	(in equivalent
Currency	forward)	U.S. dollars)	U.S. dollars)	U.S. dollars)

British pound	Euro	$8,145	$—	$8,145
	Australian dollar	18,395	8,929	9,466
	South African rand	2,316	—	2,316
	U.S. dollar	30,791	4,062	26,729
Australian dollar	British pound	810	—	810
Chilean peso	U.S. dollar	100	100	—
Chinese renminbi	Euro	2,366	—	2,366
	U.S. dollar	33,869	10,460	23,409
Euro	Swedish kroner	148	148	—
	U.S. dollar	36,985	15,631	21,354
Polish zloty	Euro	18,444	—	18,444
South African rand	British pound	859	859	—
U.S. dollar	Canadian dollar	1,151	1,151	—
	Euro	335	335	—
	British pound	289	289	—
	Singapore dollar	52	52	—

	Total	$155,055	$42,016	$113,039

The notional amount provides one measure of the transaction volume outstanding as of the balance sheet date. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contracts mature between fiscal years 2010 and 2011.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

9.	Derivative Financial Instruments — (Continued)

mark-to-market adjustment occurs. The incremental gain or loss from the remaining uncompleted portion of our contracts was as follows:

		Amount of Gain/(Loss) Recognized in
		Income on Derivatives
Derivatives Not	Location of Gain/(Loss)	Fiscal Years Ended
Designated as	Recognized in Income on	December 31,	December 26,	December 28,
Hedging Instruments	Derivative	2009	2008	2007

Foreign currency forward contracts	Cost of operating revenues	$7,021	$(11,473)	$465
Foreign currency forward contracts	Other deductions, net	756	(390)	(141)

Total		$7,777	$(11,863)	$324

The mark-to-market adjustments on foreign currency forward exchange contracts for these unrealized gains or losses are primarily recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.

In fiscal years 2009, 2008, and 2007, we included net cash (outflows)/inflows on the settlement of derivatives of $(10,600), $(8,410), and $5,253, respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities in the consolidated statement of cash flows.

Interest Rate Risk

We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps was $85,100 as of December 31, 2009.

Upon entering into the swap contracts, we designate the interest rate swaps as cash flow hedges. We assess at inception, and on an ongoing basis, whether the interest rate swaps are highly effective in offsetting changes in the cash flows of the project debt. Consequently, we record the fair value of interest rate swap contracts in our consolidated balance sheet at each balance sheet date. Changes in the fair value of the interest rate swap contracts are recorded as a component of other comprehensive income.

		Location of
		Gain/(Loss)	Amount of
		Reclassified from	Gain/(Loss)
	Amount of	Accumulated	Reclassified from
Derivatives in	Gain/(Loss)	Other	Accumulated Other
Cash Flow Hedging	Recognized in Other	Comprehensive	Comprehensive Loss
Relationships	Comprehensive Income	Loss into Loss	into Loss

Fiscal Year Ended December 31, 2009
Interest rate swap contracts	$(896)	Interest expense	$—
Fiscal Year Ended December 26, 2008
Interest rate swap contracts	$(5,938)	Interest expense	$—
Fiscal Year Ended December 28, 2007
Interest rate swap contracts	$1	Interest expense	$—

See Note 13 for the related tax benefits on cash flow hedges that are recognized in other comprehensive income for the fiscal years ended December 31, 2009, December 26, 2008 and December 28, 2007.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

10.	Preferred Shares

We issued 599,944 preferred shares in connection with our 2004 equity-for-debt exchange which were convertible at the holder’s option into 130 common shares of Foster Wheeler Ltd.

In connection with the Redomestication, on February 9, 2009 the holders of the preferred shares received the number of registered shares of Foster Wheeler AG that such holders would have been entitled to receive had they converted their preferred shares into common shares of Foster Wheeler Ltd. immediately prior to the effectiveness of the scheme of arrangement (with Foster Wheeler Ltd. paying cash in lieu of any fractional shares otherwise issuable). See Note 19 for further information related to the Redomestication.

11.	Share-Based Compensation Plans

Our share-based compensation plans include both restricted awards and stock option awards. Compensation cost for our share-based plans of $22,781, $15,766, and $7,095, was charged against income for fiscal years 2009, 2008 and 2007, respectively. The related income tax benefit recognized in the consolidated statement of operations was $448, $332, and $246 for fiscal years 2009, 2008 and 2007, respectively. We received $546, $2,791, and $18,076 in cash from option exercises under our share-based compensation plans for fiscal years 2009, 2008 and 2007, respectively.

As of December 31, 2009, we had $18,344 and $17,451 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those costs are expected to be recognized as expense over a weighted-average period of approximately 26 months.

Omnibus Incentive Plan:

On May 9, 2006, our shareholders approved the Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan allows for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-contingent shares, performance-contingent units, cash-based awards and other equity-based awards to our employees, non-employee directors and third-party service providers. The Omnibus Plan effectively replaces our prior share-based compensation plans, and no further options or equity-based awards will be granted under any of the prior share-based compensation plans. The maximum number of shares as to which stock options and restricted stock awards may be granted under the Omnibus Plan is 9,560,000 shares, plus shares that become available for issuance pursuant to the terms of the awards previously granted under the prior compensation plans and outstanding as of May 9, 2006 and only if those awards expire, terminate or are otherwise forfeited before being exercised or settled in full (but not to exceed 10,000,000 shares). Shares awarded pursuant to the Omnibus Plan are issued out of our authorized but unissued shares.

The Omnibus Plan includes a “change in control” provision, which provides for cash redemption of equity awards issued under the Omnibus Plan in certain limited circumstances. In accordance with Securities and Exchange Commission Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” we present the redemption amount of these equity awards as temporary equity on the consolidated balance sheet as the equity award is amortized during the vesting period. The redemption amount represents the intrinsic value of the equity award on the grant date. In accordance with FASB ASC 480-10-S99-3A (formerly EITF Topic D-98, “Classification and Measurement of Redeemable Securities”), we do not adjust the redemption amount each reporting period unless and until it becomes probable that the equity awards will become redeemable (upon a change in control event). Upon vesting of the equity awards, we reclassify the intrinsic value of the equity awards, as determined on the grant date, to permanent equity. A

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

11.	Share-Based Compensation Plans — (Continued)

reconciliation of temporary equity for the fiscal years ended December 31, 2009 and December 26, 2008 are as follows:

	December 31,	December 26,
	2009	2008

Balance at beginning of year	$7,586	$2,728
Compensation cost during the period for those equity awards with intrinsic value on the grant date	11,615	8,306
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(16,631)	(3,448)

Balance at end of year	$2,570	$7,586

Our articles of association provide for conditional capital of 63,207,957 registered shares for the issuance of registered shares under our share-based compensation plans, outstanding share purchase warrants and other convertible securities we may issue in the future. Conditional capital decreases upon issuance of registered shares in connection with the exercise of outstanding stock options or vesting of restricted stock units, with an offsetting increase to our issued share capital. As of December 31, 2009, our remaining available conditional capital was 62,181,928 shares.

Prior Share-Based Compensation Plans:

In connection with the Redomestication, Foster Wheeler AG assumed Foster Wheeler Ltd.’s obligations under Foster Wheeler Ltd.’s share-based incentive award programs and similar employee share-based awards. See Note 19 for further information related to the Redomestication.

In September 2004, our Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which reserved 7,334,730 shares for issuance. The 2004 Plan provided that shares issued come from our authorized but unissued shares. The Board of Directors determined the price of the options granted pursuant to the 2004 Plan. The options granted under the 2004 Plan expire up to a maximum of three years from the date granted. As noted above, no further awards will be granted under the 2004 Plan.

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

In April 1995, our shareholders approved the 1995 Stock Option Plan (the “1995 Plan”). The 1995 Plan, as amended in April 1999 and May 2002, reserved 530,000 shares for issuance. The 1995 Plan provided that shares issued come from our authorized but unissued or reacquired shares. The price of the options granted pursuant to this plan could not be less than 100% of the fair market value of the shares on the date of grant. The options granted pursuant to the 1995 Plan could not be exercised within one year from the date of grant and no option can be exercised after ten years from the date granted. As noted above, no further awards will be granted under the 1995 Plan.

In April 1990, our shareholders approved a Stock Option Plan for Directors of Foster Wheeler (the “Directors Plan”). On April 29, 1997, our shareholders approved an amendment of the Directors Plan, which authorized the granting of options to purchase 40,000 shares to non-employee directors of Foster Wheeler. The Directors Plan provided that shares issued come from our authorized but unissued or reacquired shares. The price of the options granted pursuant to this plan could not be less than 100% of the fair market value of the

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

11.	Share-Based Compensation Plans — (Continued)

shares on the date of grant. The options granted pursuant to the Directors Plan could not be exercised within one year from the date of grant and no option can be exercised after ten years from the date granted. As noted above, no further awards will be granted under the Directors Plan.

Stock Option Awards:

A summary of stock option activity for fiscal years 2009, 2008 and 2007 is presented below:

	Fiscal Years Ended
	December 31, 2009		December 26, 2008		December 28, 2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	3,077,046	$32.59	1,502,476	$44.45	4,411,930	$20.19
Options exercised	(65,026)	$23.23	(142,038)	$19.65	(2,976,020)	$6.07
Options granted	580,576	$30.15	1,761,246	$26.99	193,326	$62.98
Options cancelled or expired	(75,574)	$117.58	(44,638)	$251.94	(126,760)	$129.20

Options outstanding at end of year	3,517,022	$30.53	3,077,046	$32.59	1,502,476	$44.45

Options available for grant at end of year	4,836,596		5,582,611		8,066,938

Weighted-average grant date fair value of options granted during the year	$15.25		$11.21		$23.03

The following table summarizes our outstanding stock options as of December 31, 2009:

			Stock Options Outstanding
				Weighted-
				Average
				Remaining	Weighted-	Aggregate
			Number	Contractual	Average	Intrinsic
Range of Exercise Prices			Outstanding	Life	Exercise Price	Value

$14.52	to	$19.92	77,531	3.53 years	$14.97	$1,121,804
21.43	to	22.86	2,087,710	3.30 years	21.53	16,520,172
25.05	to	33.73	758,265	3.95 years	29.91	1,065,230
46.90	to	56.88	181,663	1.69 years	51.19	—
65.62	to	81.57	367,353	3.06 years	68.19	—
90.00	to	116.00	44,500	0.22 years	95.64	—

$14.52	to	$116.00	3,517,022	3.30 years	$30.53	$18,707,206

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

11.	Share-Based Compensation Plans — (Continued)

The following table summarizes our exercisable stock options as of December 31, 2009:

			Stock Options Exercisable
				Weighted-
				Average
				Remaining	Weighted-	Aggregate
			Number	Contractual	Average	Intrinsic
Range of Exercise Prices			Exercisable	Life	Exercise Price	Value

$14.52	to	$19.92	38,931	3.07 years	$15.42	$545,892
21.43	to	22.86	1,109,920	2.76 years	21.59	8,708,899
25.05	to	33.73	287,971	2.25 years	25.99	1,065,230
46.90	to	56.88	180,324	1.68 years	51.22	—
65.62	to	81.57	222,866	3.02 years	68.77	—
90.00	to	116.00	44,500	0.22 years	95.64	—

$14.52	to	$116.00	1,884,512	2.55 years	$32.30	$10,320,021

We calculated intrinsic value for those options that had an exercise price lower than the market price of our shares as of December 31, 2009. The aggregate intrinsic value of outstanding options and exercisable options as of December 31, 2009 was calculated as the difference between the market price of our shares and the exercise price of the underlying options for the options that had an exercise price lower than the market price of our shares at that date. The total intrinsic value of the options exercised during fiscal years 2009, 2008 and 2007 was $483, $7,320 and $88,828, respectively, determined as of the date of exercise.

As of December 31, 2009, there was $18,334 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized as expense over a weighted-average period of approximately 27 months.

Restricted Awards:

Restricted awards consist of restricted shares and restricted share units.

A summary of restricted share activity for fiscal years 2009, 2008 and 2007 is presented below:

Fiscal Years Ended
	December 31, 2009		December 26, 2008		December 28, 2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant		Grant		Grant
	Shares	Price	Shares	Price	Shares	Price

Non-vested at beginning of year	82,980	$21.47	165,960	$21.47	659,262	$11.32
Granted	—	$—	—	$—	—	$—
Vested	(82,980)	$21.47	(82,980)	$21.47	(493,302)	$7.91
Cancelled or forfeited	—	$—	—	$—	—	$—

Non-vested at end of year	—	$—	82,980	$21.47	165,960	$21.47

As of December 31, 2009, there were no restricted shares outstanding.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

11.	Share-Based Compensation Plans — (Continued)

A summary of restricted share unit activity for fiscal years 2009, 2008 and 2007 is presented below:

	Fiscal Years Ended
	December 31, 2009		December 26, 2008		December 28, 2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant		Grant		Grant
	Units	Price	Units	Price	Units	Price

Non-vested at beginning of year	931,915	$29.63	227,430	$38.79	868,968	$9.30
Granted	245,949	$30.15	768,255	$26.68	82,258	$62.94
Vested	(464,258)	$31.94	(62,486)	$26.31	(686,818)	$5.12
Cancelled or forfeited	(5,683)	$32.14	(1,284)	$44.10	(36,978)	$25.05

Non-vested at end of year	707,923	$28.28	931,915	$29.63	227,430	$38.79

As of December 31, 2009, there was $17,451 of total unrecognized compensation cost related to the restricted awards. That cost is expected to be recognized over a weighted-average period of approximately 26 months. The total fair value of restricted awards vested during fiscal years 2009, 2008 and 2007 was $16,043, $8,946 and $33,408, respectively.

12.	Share Purchase Warrants

In connection with the equity-for-debt exchange consummated in 2004, Foster Wheeler Ltd. issued 4,152,914 Class A common share purchase warrants and 40,771,560 Class B common share purchase warrants. In connection with the Redomestication, Foster Wheeler AG assumed Foster Wheeler Ltd.’s obligations under the related warrant agreement and agreed to issue registered shares of Foster Wheeler AG upon exercise of outstanding warrants in accordance with their stated terms. See Note 19 for further information related to the Redomestication. Each Class A warrant entitled its owner to purchase 3.3682 registered shares at an exercise price of $4.689 per registered share thereunder, subject to the terms of the warrant agreement between the warrant agent and us. In connection with the Redomestication and in accordance with the terms of the warrant agreement, we extended the expiration date of our Class A warrants from September 24, 2009 to October 2, 2009 (the “extended maturity date”) as a result of the periods from January 27, 2009 until January 30, 2009 and February 3, 2009 until February 6, 2009 when the warrants were not exercisable. Each Class B warrant entitled its owner to purchase 0.1446 common shares at an exercise price of $4.689 per common share thereunder, subject to the terms and conditions of the warrant agreement between the warrant agent and Foster Wheeler Ltd.

The remaining outstanding Class A warrants expired on the extended maturity date and Class B warrants expired on September 24, 2007. Cumulatively through December 31, 2009, 4,148,983 Class A warrants and 38,730,407 Class B warrants were exercised for 20,324,595 shares.

Also in connection with the equity-for-debt exchange consummated in 2004, we entered into a registration rights agreement with certain selling security holders in which we agreed to file a registration statement to cover resales of our securities held by them immediately following the exchange offer. We filed a registration statement in accordance with this agreement on October 29, 2004. This registration statement initially became effective on December 23, 2004. Subject to the selling security holders providing us with necessary information in accordance with the registration rights agreement, we were required to keep effective a registration statement covering resales by such security holders until December 23, 2009 unless certain events occurred to terminate our obligations under the registration rights agreement prior to that date. If we failed to maintain the registration statement as required or it became unavailable for more than two 45-day periods in

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

12.	Share Purchase Warrants — (Continued)

any consecutive 12-month period, we were required to pay damages at a rate of $13.7 per day for each day that the registration statement was not effective. We did not incur any damages under the registration rights agreement.

13.	Other Comprehensive Income

Below are the adjustments included in total comprehensive income for foreign currency translation, net gain/(loss) on cash flow hedges and pension and other postretirement benefits and their related tax provision/(benefit) and balances attributable to noncontrolling interests and Foster Wheeler AG:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Foreign currency translation	$30,468	$(69,426)	$33,391
Less: Attributable to noncontrolling interests	(1,181)	679	(1,452)

Attributable to Foster Wheeler AG	$29,287	$(68,747)	$31,939

Net (loss)/gain on cash flow hedges	$(2,102)	$(11,925)	$1,763
Tax (benefit)/provision	(578)	(3,280)	432

Attributable to Foster Wheeler AG	$(1,524)	$(8,645)	$1,331

Pension and other postretirement benefits	$30,629	$(164,560)	$61,593
Tax provision/(benefit)	1,568	(8,278)	12,635

Pension and other postretirement benefits, net of tax	29,061	(156,282)	48,958

Less: Attributable to noncontrolling interests	(40)	—	—

Attributable to Foster Wheeler AG	$29,021	$(156,282)	$48,958

No tax is currently provided on foreign currency translation adjustments in comprehensive income as they relate to earnings that are indefinitely reinvested in each subsidiary’s country of domicile.

Below are the components of accumulated other comprehensive loss:

	Accumulated Other Comprehensive Loss
	Accumulated	Pension and		Total Accumulated
	Foreign	Other	Net Gains/(Losses)	Other
	Currency	Postretirement	on Cash Flow	Comprehensive
	Translation	Benefits	Hedges	Loss

Balance as of December 29, 2006	$(42,556)	$(301,128)	$342	$(343,342)
Other comprehensive income	31,939	48,958	1,331	82,228

Balance as of December 28, 2007	(10,617)	(252,170)	1,673	(261,114)
Other comprehensive loss	(68,747)	(156,282)	(8,645)	(233,674)

Balance as of December 26, 2008	(79,364)	(408,452)	(6,972)	(494,788)
Other comprehensive income	29,287	29,021	(1,524)	56,784

Balance as of December 31, 2009	$(50,077)	$(379,431)	$(8,496)	$(438,004)

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

14.	Income Taxes

Below are the components of income/(loss) before income taxes for fiscal years 2009, 2008 and 2007 and under the following tax jurisdictions:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

U.S.	$(724)	$28,290	$26,384
Non-U.S.	455,844	602,607	509,487

Total	$455,120	$630,897	$535,871

The provision for income taxes was as follows:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Current tax expense:
U.S.	$4,741	$4,370	$2,831
Non-U.S.	69,340	115,541	114,938

Total current	74,081	119,911	117,769

Deferred tax expense/(benefit):
U.S.	—	(8,758)	2,248
Non-U.S.	19,681	(14,125)	16,403

Total deferred	19,681	(22,883)	18,651

Total provision for income taxes	$93,762	$97,028	$136,420

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

14.	Income Taxes — (Continued)

Deferred tax assets/(liabilities) consist of the following:

	December 31,	December 26,
	2009	2008

Deferred tax assets:
Pensions	$62,643	$81,985
Accrued costs on long-term contracts	27,893	25,943
Deferred income	10,001	23,525
Accrued expenses	41,114	39,749
Postretirement benefits other than pensions	23,723	28,602
Asbestos claims	43,560	42,720
Net operating loss carryforwards and other tax attributes	231,686	203,978
Asset impairments and other reserves	779	2,568
Other	10,216	5,778

Total gross deferred tax assets	451,615	454,848
Valuation allowance	(332,840)	(318,722)

Total deferred tax assets	118,775	136,126

Deferred tax liabilities:
Property, plant and equipment	(30,145)	(30,449)
Goodwill and other intangible assets	(11,825)	(7,301)
Investments	(20,986)	(20,364)
Unremitted earnings of foreign subsidiaries	—	(8,000)

Total gross deferred tax liabilities	(62,956)	(66,114)

Net deferred tax assets	$55,819	$70,012

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the various attributes. We believe that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. We have reduced our U.S. and certain non-U.S. tax benefits by a valuation allowance based on a consideration of all available evidence, which indicates that it is more likely than not that some or all of the deferred tax assets will not be realized. During fiscal year 2009, the valuation allowance increased by $14,118, primarily as a result of an increase in the tax rates in various jurisdictions, particularly several states within the U.S., resulting in an increase in the deferred assets for which a full valuation allowance is provided. This increase was partially offset by a net valuation allowance reduction due to increased earnings in jurisdictions where a full valuation allowance was previously recorded. During fiscal year 2008, we reversed the valuation allowance that we had previously established for one of our non-U.S. operating units due to improved operational performance and positive evidence that indicates that it is more likely than not that the deferred tax assets in that jurisdiction will be realized. This valuation allowance reduction was offset by the need to increase the valuation allowance related to deferred tax assets in certain jurisdictions.

For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided do not begin expiring until fiscal year 2025 or later, based on the current tax laws.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

14.	Income Taxes — (Continued)

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

During fiscal year 2008, we settled a tax audit in the Asia Pacific region which resulted in a $3,200 reduction of unrecognized tax benefits and a corresponding reduction in the provision for income taxes. A number of tax years are under audit by the relevant state and non-U.S. tax authorities. We anticipate that several of these audits may be concluded in the foreseeable future, including in fiscal year 2010. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the magnitude of any such reduction at this time.

We adopted new guidance related to the accounting for uncertain tax positions on December 30, 2006, the first day of fiscal year 2007. As a result of the adoption, we recognized a $4,356 reduction in the opening balance of our shareholders’ equity. This resulted from changes in the amount of tax benefits recognized related to uncertain tax positions and the accrual of interest and penalties.

A reconciliation of the beginning and ending amount of our unrecognized tax benefit is as follows:

	December 31,	December 26,	December 28,
	2009	2008	2007

Balance at beginning of year	$48,742	$52,175	$44,786
Additions based on tax positions related to the current year	12,680	7,859	6,218
Additions for tax positions of prior years	10,644	—	8,910
Reductions for tax positions for prior years	(3,336)	(5,668)	(1,663)
Settlements	(507)	—	(2,744)
Reductions for lapse of statute of limitations	(9,377)	(5,624)	(3,332)

Balance at end of year	$58,846	$48,742	$52,175

As of December 31, 2009, we had $58,846 of unrecognized tax benefits, of which $58,267 would, if recognized, affect our effective tax rate before existing valuation allowance considerations.

We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations. During the fiscal year 2009 we recorded a net reduction of interest expense of $3,046, which included $5,060 of previously accrued interest expense that was ultimately not assessed and net penalties on unrecognized tax benefits of $2,481 which included $2,706 of previously accrued tax penalties that were ultimately not assessed.

During the fiscal year 2008, we recorded interest expense on unrecognized tax benefits of $1,158 and a net reduction in penalties on unrecognized tax benefits of $2,351, which were net of previously accrued tax penalties that were ultimately not assessed of $5,000.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

14.	Income Taxes — (Continued)

During the fiscal year 2007, we recorded interest expense on unrecognized tax benefits of $1,252 and penalties on unrecognized tax benefits of $1,485, which were net of previously accrued tax penalties that were ultimately not assessed of $5,000.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to income before income taxes, as a result of the following:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	0.0%	0.5%	0.1%
Valuation allowance	(0.8)%	(6.4)%	(1.9)%
Non-U.S. tax rates different than the statutory rate	(14.7)%	(13.8)%	(10.5)%
Impact of changes in tax rate on deferred taxes	0.2%	0.3%	1.3%
Nondeductible loss / nontaxable income	1.9%	(0.2)%	1.6%
Other	(1.0)%	0.0%	(0.1)%

Total	20.6%	15.4%	25.5%

15.	Business Segments

We operate through two business groups: our Global E&C Group and our Global Power Group.

Global E&C Group

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

Our Global E&C Group provides the following services:

•	Design, engineering, project management, construction and construction management services, including the procurement of equipment, materials and services from third-party suppliers and contractors.

•	Environmental remediation services, together with related technical, engineering, design and regulatory services.

•	Development, engineering, procurement, construction, ownership and operation of power generation facilities, from conventional and renewable sources, and waste-to-energy facilities in Europe.

•	Design and supply of direct-fired furnaces used in a wide range of refining, petrochemical, chemical, oil and gas processes, including fired heaters and waste heat recovery units. In addition, our Global E&C Group also designs and supplies the fired heaters which form an integral part of its proprietary delayed coking and hydrogen production technologies.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

15.	Business Segments — (Continued)

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

Corporate and Finance Group

In addition to these two business groups, which also represent operating segments for financial reporting purposes, we report corporate center expenses, our captive insurance operation and expenses related to certain legacy liabilities, such as asbestos, in the Corporate and Finance Group (“C&F Group”), which we also treat as an operating segment for financial reporting purposes.

We conduct our business on a global basis. Our Global E&C Group has accounted for the largest portion of our operating revenues over the last ten years. In fiscal year 2009, our Global E&C Group accounted for 80% of our total operating revenues, while our Global Power Group accounted for 20% of our total operating revenues.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

15.	Business Segments — (Continued)

The geographic dispersion of our operating revenues for fiscal year 2009, based upon where the project is being executed, was as follows:

	Global E&C Group		Global Power Group		Total
		Percentage of		Percentage of		Percentage of
	Third-Party	Third-Party	Third-Party	Third-Party	Third-Party	Third-Party
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

Asia	$1,301,173	32.2%	$106,140	10.5%	$1,407,313	27.8%
Australasia and other*	1,332,184	33.0%	4,325	0.4%	1,336,509	26.4%
Europe	601,553	14.9%	438,626	43.2%	1,040,179	20.6%
Middle East	393,052	9.7%	2,173	0.2%	395,225	7.8%
North America	283,622	7.0%	371,106	36.5%	654,728	13.0%
South America	128,498	3.2%	93,882	9.2%	222,380	4.4%

Total	$4,040,082	100.0%	$1,016,252	100.0%	$5,056,334	100.0%

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific islands.

One client accounted for approximately 24%, 24%, and 12% of our consolidated operating revenues (inclusive of flow-through revenues) in fiscal years 2009, 2008, and 2007, respectively; however, the associated flow-through revenues included in these percentages accounted for approximately 22%, 20%, and 9% of our consolidated operating revenues in fiscal years 2009, 2008, and 2007, respectively. No other single client accounted for ten percent or more of our consolidated revenues in fiscal years 2009, 2008 or 2007.

Identifiable assets by group are those assets that are directly related to and support the operations of each group. Corporate assets are principally cash, investments, real estate and insurance receivables.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

15.	Business Segments — (Continued)

EBITDA is the primary measure of operating performance used by our chief operating decision maker. We define EBITDA as net income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization.

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)

Fiscal Year Ended December 31, 2009
Operating revenues (third-party)	$5,056,334	$4,040,082	$1,016,252	$—

EBITDA(2)	$503,799	$421,186	$194,027	$(111,414)

Add: Net income attributable to noncontrolling interests	$11,202
Less: Interest expense	14,122
Less: Depreciation and amortization	45,759

Income before income taxes	455,120
Less: Provision for income taxes	93,762

Net income	361,358
Less: Net income attributable to noncontrolling interests	11,202

Net income attributable to Foster Wheeler AG	$350,156

Total assets	$3,187,738	$1,626,027	$941,966	$619,745
Capital expenditures	$45,623	$34,711	$7,840	$3,072
Fiscal Year Ended December 26, 2008
Operating revenues (third-party)	$6,854,290	$5,147,227	$1,707,063	$—

EBITDA(3)	$686,067	$535,602	$239,508	$(89,043)

Add: Net income attributable to noncontrolling interests	$7,249
Less: Interest expense	17,621
Less: Depreciation and amortization	44,798

Income before income taxes	630,897
Less: Provision for income taxes	97,028

Net income	533,869
Less: Net income attributable to noncontrolling interests	7,249

Net income attributable to Foster Wheeler AG	$526,620

Total assets	$3,011,254	$1,351,620	$1,028,184	$631,450
Capital expenditures	$103,965	$90,228	$11,625	$2,112

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

15.	Business Segments — (Continued)

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)

Fiscal Year Ended December 28, 2007
Operating revenues (third-party)	$5,107,243	$3,681,259	$1,425,984	$—

EBITDA(4)	$591,840	$505,647	$139,177	$(52,984)

Add: Net income attributable to noncontrolling interests	5,577
Less: Interest expense	19,855
Less: Depreciation and amortization	41,691

Income before income taxes	535,871
Less: Provision for income taxes	136,420

Net income	399,451
Less: Net income attributable to noncontrolling interests	5,577

Net income attributable to Foster Wheeler AG	$393,874

Capital expenditures	$51,295	$42,965	$8,055	$275

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	Includes in fiscal year 2009: increased contract profit of $69,010 from the regular revaluation of final estimated contract profit*: $66,700 in our Global E&C Group and $2,310 in our Global Power Group; a charge of $12,400 for severance-related postemployment benefits: $8,700 in our Global E&C Group and $3,700 in our C&F Group; and a net charge of $26,365 in our C&F Group on the revaluation of our asbestos liability and related asset primarily resulting from increased asbestos defense costs projected through fiscal year 2024 and our rolling 15-year asbestos liability estimate.

(3)	Includes in fiscal year 2008: increased/(decreased) contract profit of $26,720 from the regular revaluation of final estimated contract profit*: $46,260 in our Global E&C Group and $(19,540) in our Global Power Group; a charge of $9,000 in our Global Power Group primarily for severance-related postemployment benefits; and a net charge of $6,607 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from a charge of $42,727, primarily related to increased asbestos defense costs projected through fiscal year 2023, partially offset by a gain of $36,120 on the settlement of coverage litigation with certain asbestos insurance carriers.

(4)	Includes in fiscal year 2007: increased/(decreased) contract profit of $35,150 from the regular revaluation of final estimated contract profit*: $54,520 in our Global E&C Group and $(19,370) in our Global Power Group; and a net gain of $6,145 in our C&F Group on the revaluation of our asbestos liability and related asset resulting from a gain of $13,519 on the settlement of coverage litigation with certain asbestos insurance carriers partially offset by a charge of $7,374 primarily for our rolling 15-year asbestos liability estimate.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

15.	Business Segments — (Continued)

	Fiscal Years Ended
Equity in Earnings of	December 31,	December 26,	December 28,
Unconsolidated Subsidiaries:	2009	2008	2007

Global E&C Group	$18,220	$11,649	$19,720
Global Power Group	16,323	21,729	17,579

Total	$34,543	$33,378	$37,299

	December 31,	December 26,
Investments In and Advances to Unconsolidated Subsidiaries:	2009	2008

Global E&C Group	$157,970	$135,673
Global Power Group	70,055	75,099
C&F Group	5	4

Total	$228,030	$210,776

Third-party operating revenues as presented below are based on the geographic region in which the contracting subsidiary is located and not the location of the client or job site.

	Fiscal Years Ended
	December 31,	December 26,	December 28,
Geographic Concentration of Operating Revenues (Third-Party):	2009	2008	2007

Asia	$847,316	$1,010,232	$593,923
Australasia and other*	1,126,905	1,219,366	504,611
Canada	8,575	21,122	21,220
Europe	2,011,673	2,898,987	2,532,984
Middle East	232,405	557,437	349,237
United States	810,750	1,127,212	1,091,599
South America	18,710	19,934	13,669

Total	$5,056,334	$6,854,290	$5,107,243

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.

Third-party revenues, determined based upon the location of the contracting subsidiary, are presented below:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
Operating Revenues (Third-Party) by Subsidiary Location:	2009	2008	2007

United Kingdom	$881,553	$1,308,255	$1,109,862
Australia	1,054,216	1,170,601	462,533
Singapore	564,007	694,847	384,135
Italy	387,580	501,436	538,600
Switzerland*	3,872	2,716	2,885

*	Switzerland is the country of domicile of Foster Wheeler AG.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

15.	Business Segments — (Continued)

Long-lived assets as presented below are based on the geographic region in which the contracting subsidiary is located:

	December 31,	December 26,
Long-Lived Assets:	2009	2008

Asia	$37,896	$46,134
Australasia and other*	4,397	2,866
Canada	12	15
Europe	379,854	331,070
Middle East	52	74
United States	296,976	262,166
South America	68,706	73,699

Total	$787,893	$716,024

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.

As of December 31, 2009 and December 26, 2008, our contracting subsidiaries in Switzerland, the Foster Wheeler AG country of domicile, had long-lived assets of $1,065 and $20, respectively.

Operating revenues by industry were as follows:

	Fiscal Years Ended
	December 31,	December 26,	December 28,
Operating Revenues (Third-Party) by Industry:	2009	2008	2007

Power generation	$954,852	$1,637,718	$1,437,078
Oil refining	1,437,277	1,574,426	1,431,810
Pharmaceutical	65,891	81,438	155,266
Oil and gas	1,499,276	1,891,490	898,623
Chemical/petrochemical	963,986	1,490,168	1,003,136
Power plant operation and maintenance	108,875	130,144	120,474
Environmental	16,586	29,959	54,878
Other, net of eliminations	9,591	18,947	5,978

Total	$5,056,334	$6,854,290	$5,107,243

16.	Operating Leases

Certain of our subsidiaries are obligated under operating lease agreements, primarily for office space. In many instances, our subsidiaries retain the right to sub-lease the office space. Rental expense for these leases

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

16.	Operating Leases — (Continued)

was $65,570, $65,644, and $54,293 in fiscal years 2009, 2008 and 2007, respectively. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal years:
2010	$56,600
2011	45,400
2012	39,900
2013	35,800
2014	29,700
Thereafter	166,200

Total	$373,600

We entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the United Kingdom in 1999. In connection with these transactions, we recorded deferred gains, which are being amortized to income over the term of the respective leases. The amortization was $4,036, $4,575, and $4,602 for fiscal years 2009, 2008 and 2007, respectively. As of December 31, 2009 and December 26, 2008, the balance of the deferred gains was $47,691 and $47,477, respectively, and is included in other long-term liabilities on the consolidated balance sheet. The year-over-year change in the deferred gain balance includes the impact of changes in foreign currency exchange rates.

17.	Litigation and Uncertainties

Asbestos

Some of our U.S. and U.K. subsidiaries are defendants in numerous asbestos-related lawsuits and out-of-court informal claims pending in the United States and the United Kingdom. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by our subsidiaries during the 1970s and earlier.

United States

A summary of our U.S. claim activity is as follows:

	Number of Claims
	Fiscal Years Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Open claims at beginning of year	130,760	131,340	135,890
New claims	4,410	4,950	5,140
Claims resolved	(10,070)	(5,530)	(9,690)

Open claims at end of year	125,100	130,760	131,340
Claims not valued in the liability(1)	(94,740)	(84,830)	(66,040)

Open claims valued in the liability at end of year	30,360	45,930	65,300

(1)	Claims not valued in the liability include claims on certain inactive court dockets, claims over six years old that are considered abandoned and certain other items.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17.	Litigation and Uncertainties — (Continued)

Of the approximately 125,100 open claims, our subsidiaries are respondents in approximately 30,400 open claims wherein we have administrative agreements and are named defendants in lawsuits involving approximately 94,700 plaintiffs.

All of the open administrative claims have been filed under blanket administrative agreements that we have with various law firms representing claimants and do not specify monetary damages sought. Based on our analysis of lawsuits, approximately 61% do not specify the monetary damages sought or merely recite that the amount of monetary damages sought meets or exceeds the required jurisdictional minimum in the jurisdiction in which suit is filed. Approximately 10% request damages ranging from $1 to $50; approximately 22% request damages ranging from $51 to $1,000; approximately 6% request damages ranging from $1,001 to $10,000; and the remaining 1% request damages ranging from $10,001 to, in a very small number of cases, $50,000.

The majority of requests for monetary damages are asserted against multiple named defendants in a single complaint.

We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through fiscal year 2024. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

	December 31,	December 26,
	2009	2008

Asbestos-related assets recorded within:
Accounts and notes receivable-other	$65,600	$38,200
Asbestos-related insurance recovery receivable	208,400	246,600

Total asbestos-related assets	$274,000	$284,800

Asbestos-related liabilities recorded within:
Accrued expenses	$59,800	$64,500
Asbestos-related liability	316,700	320,800

Total asbestos-related liabilities	$376,500	$385,300

Since fiscal year-end 2004, we have worked with Analysis, Research & Planning Corporation, or ARPC, nationally recognized consultants in the United States with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at year-end for the next 15 years. Based on its review of fiscal year 2009 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability be updated as of fiscal year 2009. Accordingly, we developed a revised estimate of our aggregate indemnity and defense costs through fiscal year 2024 considering the advice of ARPC. In fiscal year 2009, we revalued our liability for asbestos indemnity and defense costs through fiscal year 2024 to $376,500, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a charge of $26,400 in fiscal year 2009 primarily for increased asbestos defense costs projected through fiscal year 2024 and our rolling 15-year asbestos liability estimate.

The amount paid for asbestos litigation, defense and case resolution was $63,500, $70,600 and $86,700 in fiscal years 2009, 2008 and 2007, respectively. In fiscal year 2009, payments made exceeded proceeds from

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17.	Litigation and Uncertainties — (Continued)

settlements with our insurers by $24,400. Through December 31, 2009, total cumulative indemnity costs paid were approximately $692,300 and total cumulative defense costs paid were approximately $315,600.

As of December 31, 2009, total asbestos-related liabilities were comprised of an estimated liability of $141,600 relating to open (outstanding) claims being valued and an estimated liability of $234,900 relating to future unasserted claims through fiscal year-2024.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type — mesothelioma, lung cancer and non-malignancies — and the breakdown of known and future claims into disease type — mesothelioma, lung cancer or non-malignancies. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through fiscal year 2024, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after fiscal year 2024, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after fiscal year 2024. Historically, defense costs have represented approximately 31% of total defense and indemnity costs.

The overall historic average combined indemnity and defense cost per resolved claim through December 31, 2009 has been approximately $2.8. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.

The asbestos-related asset recorded within accounts and notes receivable-other as of December 31, 2009 reflects amounts due in the next 12 months under executed settlement agreements with insurers and includes an estimate for a future settlement. The recorded asbestos-related insurance recovery receivable includes an estimate of recoveries from insurers in the unsettled insurance coverage litigation (referred to below) based upon the application of New Jersey law to certain insurance coverage issues and assumptions relating to cost allocation and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers. Such amounts have not been discounted for the time value of money.

Since fiscal year-end 2005, we have worked with Peterson Risk Consulting LLC, nationally recognized experts in the United States with respect to the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimates including the expected timing of payments and allocation methodology assumptions we provided them, Peterson Risk Consulting LLC provided an analysis of the unsettled insurance asset as of December 31, 2009. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset as of December 31, 2009.

As of December 31, 2009, we estimated the value of our unsettled asbestos insurance asset related to ongoing litigation in New York state court with our subsidiaries’ insurers at $43,500. The litigation relates to the amounts of insurance coverage available for asbestos-related claims and the proper allocation of the coverage among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17.	Litigation and Uncertainties — (Continued)

Over the last several years, certain of our subsidiaries have entered into settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred.

In fiscal year 2007, our subsidiaries reached agreements to settle their disputed asbestos-related insurance coverage with four insurers, including two in the fourth fiscal quarter. As a result of these settlements, we recorded a gain of $13,500 in fiscal year 2007.

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

Based on the fiscal year-end 2009 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $57,500 and the impact on expense would be dependent upon available additional insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge in the statement of operations in the range of approximately 70% to 80% of the increase in the liability. Long-term cash flows would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of this 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries will decline.

During fiscal year 2009, we had net cash outflows of $24,400 as a result of payments related to asbestos liability indemnity and defense costs in excess of insurance settlement proceeds received. In fiscal year 2010, we expect net cash outflows to be approximately $23,900, which assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17.	Litigation and Uncertainties — (Continued)

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

United Kingdom

Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 932 claims have been brought against our U.K. subsidiaries of which 373 remained open as of December 31, 2009. None of the settled claims has resulted in material costs to us.

As of December 31, 2009, we recorded total liabilities of $39,300 comprised of an estimated liability relating to open (outstanding) claims of $10,300 and an estimated liability relating to future unasserted claims through fiscal year 2024 of $29,000. Of the total, $3,500 was recorded in accrued expenses and $35,800 was recorded in asbestos-related liability on the consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $3,500 was recorded in accounts and notes receivable-other and $35,800 was recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability and related asset recorded in the U.K. would be approximately $57,900.

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

Power Plant Arbitration — Eastern Europe

In June 2006, we commenced arbitration against a client seeking final payment for our services in connection with two power plants that we designed and built in Eastern Europe. The dispute primarily concerns whether we are liable to the client for liquidated damages (“LDs”) under the contract for delayed completion of the projects. The client contends that it is owed LDs, limited under the contract at approximately €37,600 (approximately $54,200 at the exchange rate in effect as of December 31, 2009), and is retaining as security for these LDs approximately €22,000 (approximately $31,700 at the exchange rate in

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17.	Litigation and Uncertainties — (Continued)

effect as of December 31, 2009) in contract payments otherwise due to us for work performed. The client contends that it is owed an additional €6,900 (approximately $9,900 at the exchange rate in effect as of December 31, 2009) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects, the cost to relocate a piece of equipment on one of the projects and the cost of various warranty repairs and punch list work. We are seeking payment of the €22,000 (approximately $31,700 at the exchange rate in effect as of December 31, 2009 and which is recorded within contracts in process on the consolidated balance sheet) in retention that is being held by the client for LDs, plus approximately €4,900 (approximately $7,100 at the exchange rate in effect as of December 31, 2009) in interest on the retained funds, as well as approximately €9,100 (approximately $13,100 at the exchange rate in effect as of December 31, 2009) in additional compensation for extra work performed beyond the original scope of the contracts and the client’s failure to procure the required property insurance for the project, which should have provided coverage for some of the damages we incurred on the project related to turbine repairs. In October 2008, a liability award by the arbitration panel in our favor was received. The award includes amounts that are “fixed” and amounts that require substantiation at a hearing on damages. The damage hearing took place in September 2009. In February 2010, we received the arbitration panel’s award. The amount awarded was approximately €2,000 (approximately $2,900 at the exchange rate in effect as of December 31, 2009) lower than our estimate. Our financial statements reflect the revised estimate.

Power Plant Dispute — Ireland

In 2006, a dispute arose with a client because of material corrosion that occurred at two power plants we designed and built in Ireland, which began operation in December 2005 and June 2006. There was also corrosion that occurred to subcontractor-provided emissions control equipment and induction fans at the back-end of the power plants which is due principally to the low set point temperature design of the emissions control equipment that was set by our subcontractor. We have identified technical solutions to resolve the boiler tube corrosion and emissions control equipment corrosion and during the fiscal fourth quarter of 2008 entered into a settlement with the client under which we are implementing the technical solutions in exchange for a full release of all claims related to the corrosion (including a release from the client’s right under the original contract to reject the plants under our availability guaranty) and the client’s agreement to share the cost of the ameliorative work related to the boiler tube corrosion. Accordingly, the client withdrew its notice of arbitration that was originally filed in May 2008.

Between fiscal year 2006 and the end of fiscal year 2008, we recorded charges totaling $61,700 in relation to this project. The implementation of the technical solutions is anticipated to be completed in 2011.

Power Plant Arbitration — North America

In January 2010, we commenced arbitration against our client in connection with a power plant project in Louisiana seeking, among other relief, a declaration as to our rights under our purchase order with respect to $17,800 in retention monies and an $82,000 letter of credit held by the client. The purchase order was for the supply of two boilers and ancillary equipment for the project. The project was substantially completed and released for commercial operation in February 2010. Our client is the project’s engineering, procurement and construction contractor. Under the terms of the purchase order, significant reductions to the retention and letter of credit monies are to occur upon the project’s achievement of substantial completion, which has been delayed due to failures on our client’s part to properly manage and execute the project. The client has taken the position that we are responsible for the project’s delays and, subsequent to service of our arbitration demand, has served its own arbitration demand, seeking to assess us with all associated late substantial completion liquidated damages under our purchase order, together with liquidated damages for alleged late

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17.	Litigation and Uncertainties — (Continued)

material and equipment deliveries, and backcharges for corrective work and other damages arising out of allegedly defective materials and equipment delivered by us. The client contends it is owed in excess of $50,000 under our purchase order as a result of our alleged failures. There is a risk that the client will attempt to call all or part of the letter of credit during the pendency of the proceeding. We are of the opinion that any such call would be wrongful and entitle us to seek return of the funds and any other damages arising out of the call. We cannot predict the ultimate outcome of this dispute at this time.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17.	Litigation and Uncertainties — (Continued)

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17.	Litigation and Uncertainties — (Continued)

In the fall of 2004, FWEC sampled the private domestic water supply wells of certain residences in Mountain Top and identified approximately 30 residences whose wells contained TCE at levels in excess of Safe Drinking Water Act standards. The subject residences are located approximately one mile to the southwest of where the TCE previously was discovered in the soils at the former FWEC facility. Since that time, FWEC, USEPA, and PADEP have cooperated in responding to the foregoing. Although FWEC believed the evidence available was not sufficient to support a determination that FWEC was responsible for the TCE in the residential wells, FWEC immediately provided the affected residences with bottled water, followed by water filters, and, pursuant to a settlement agreement with USEPA, it hooked them up to the public water system. Pursuant to an amendment of the settlement agreement, FWEC subsequently agreed with USEPA to arrange and pay for the hookup of approximately five additional residences, even though TCE has not been detected in the wells at those residences. FWEC is incurring costs related to public outreach and communications in the affected area, and it may be required to pay the agencies’ costs in overseeing and responding to the situation. FWEC will incur further costs in connection with a Remedial Investigation / Feasibility Study (“RI/FS”) that in March 2009 it agreed to conduct, which RI/FS is likely to include, among other things, continuing to monitor the groundwater in the area of the affected residences. In April 2009, USEPA proposed for listing on the National Priorities List (“NPL”) an area consisting of its former manufacturing facility and the affected residences, but it also stated that the proposed listing may not be finalized if FWEC complies with its agreement to conduct the RI/FS. FWEC submitted comments opposing the proposed listing. FWEC has accrued its best estimate of the cost of the foregoing and it reviews this estimate on a quarterly basis.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17.	Litigation and Uncertainties — (Continued)

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

18.	Quarterly Financial Data (Unaudited)

	Fiscal Quarters Ended
	December 31,		September 30,	June 30,	March 31,
	2009		2009	2009	2009

Operating revenues	$1,266,631		$1,216,379	$1,308,801	$1,264,523
Contract profit	182,099		193,837	219,959	162,752
Net income attributable to Foster Wheeler AG	65,091	(1)	89,998	122,204	72,863
Earnings per share:
Basic	$0.51		$0.71	$0.97	$0.58
Diluted	$0.51		$0.71	$0.96	$0.57
Shares outstanding:
Weighted-average number of shares outstanding for basic earnings per share	127,104,838		126,459,865	126,344,093	126,265,903
Effect of dilutive securities	797,295		939,989	711,085	481,492

Weighted-average number of shares outstanding for diluted earnings per share	127,902,133		127,399,854	127,055,178	126,747,395

	Fiscal Quarters Ended
	December 26,		September 26,	June 27,	March 28,
	2008		2008	2008	2008

Operating revenues	$1,639,189		$1,718,355	$1,701,022	$1,795,724
Contract profit	203,199		229,260	246,216	216,971
Net income attributable to Foster Wheeler AG	99,882	(2)	127,920	160,755	138,063
Earnings per share:
Basic	$0.75		$0.89	$1.12	$0.96
Diluted	$0.75		$0.88	$1.11	$0.95
Shares outstanding:
Weighted-average number of shares outstanding for basic earnings per share	132,654,157		144,030,570	143,994,084	143,917,790
Effect of dilutive securities	558,673		1,169,026	1,427,266	1,380,724

Weighted-average number of shares outstanding for diluted earnings per share	133,212,830		145,199,596	145,421,350	145,298,514

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

18.	Quarterly Financial Data (Unaudited) — (Continued)

(1)	Net income for the quarter ended December 31, 2009 included: increased/(decreased) contract profit of $9,900 from the regular revaluation of final estimated contract profit*: $13,990 in our Global E&C Group and $(4,090) in our Global Power Group; a charge of $9,800 for severance-related postemployment benefits: $6,100 in our Global E&C Group and $3,700 in our C&F Group; and a charge of $21,114, in our C&F Group on the revaluation of our asbestos liability and related asset primarily resulting from increased asbestos defense costs projected through fiscal year 2024 and our rolling 15-year asbestos liability estimate.

(2)	Net income for the fiscal quarter ended December 26, 2008 included: increased/(decreased) contract profit of $(1,750) from the regular revaluation of final estimated contract profit*: $6,540 in our Global E&C Group and $(8,290) in our Global Power Group; a charge of $9,000 in our Global Power Group primarily for severance-related postemployment benefits; a net charge of $37,345 in our C&F Group on the revaluation of our asbestos liability and related asset resulting primarily from increased asbestos defense costs projected through fiscal year 2023; and a benefit of $24,100 related to the net impact of deferred tax valuation allowance adjustments at two of our non-U.S. subsidiaries.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.

19.	Redomestication

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

19.	Redomestication — (Continued)

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

In January 2010, we relocated our principal executive offices to Geneva, Switzerland.

Foster Wheeler AG

Schedule II: Valuation and Qualifying Accounts
(amounts in thousands)

	Fiscal Year Ended December 31, 2009
		Additions	Additions
	Balance at	Charged to	Charged to		Balance at the
	Beginning of	Costs and	Other		End of the
	Year	Expenses	Accounts	Deductions	Year

Description
Allowance for doubtful accounts	$13,844	$7,438	$—	$(10,433)	$10,849

Deferred tax valuation allowance	$318,722	$33,125	$1,161	$(20,168)	$332,840

	Fiscal Year Ended December 26, 2008
		Additions	Additions
	Balance at	Charged to	Charged to		Balance at the
	Beginning of	Costs and	Other		End of the
	Year	Expenses	Accounts	Deductions	Year

Description
Allowance for doubtful accounts	$12,398	$6,821	$—	$(5,375)	$13,844

Deferred tax valuation allowance	$294,286	$6,577	$52,386	$(34,527)	$318,722

	Fiscal Year Ended December 28, 2007
		Additions	Additions
	Balance at	Charged to	Charged to		Balance at the
	Beginning of	Costs and	Other		End of the
	Year	Expenses	Accounts	Deductions	Year

Description
Allowance for doubtful accounts	$7,848	$6,109	$—	$(1,559)	$12,398

Deferred tax valuation allowance	$282,104	$1,186	$24,255	$(13,259)	$294,286

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report, which appears within Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 incorporates information by reference to our definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2009.

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

A copy of our Code of Business Conduct and Ethics can be obtained upon request, without charge, by writing to the Office of the Corporate Secretary, Foster Wheeler AG, Perryville Corporate Park, Clinton, New Jersey 08809-4000.

ITEM 11.	EXECUTIVE COMPENSATION

Item 11 incorporates information by reference to our definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 incorporates information by reference to our definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2009.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2009, the number of securities outstanding under each of our stock option plans, the weighted-average exercise price of such options and the number of options available for grant under such plans. The following table also sets forth, as of December 31, 2009, the number of restricted share units and shares of restricted stock granted pursuant to our Omnibus Incentive Plan.

		Weighted-Average	Number of Securities Remaining
	Number of Securities to be	Exercise Price of	Available for Future Issuance
	Issued Upon Exercise of	Outstanding	Under Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(excluding securities reflected
	Warrants and Rights	and Rights ($)	in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans
Approved by Security Holders:
Omnibus Incentive Plan	3,988,623	$23.52	4,836,596
1995 Stock Option Plan	94,026	$68.42	—
Directors’ Stock Option Plan	8,100	$75.04	—
Directors’ Deferred Compensation Program	—	$—	—
Equity Compensation Plans
Not Approved by Security Holders:
Raymond J. Milchovich(1)	130,000	$49.85	—
M.J. Rosenthal & Associates, Inc.(2)	25,000	$18.80	—
2004 Stock Option Plan(3)	4,196	$14.84	—

Total	4,249,945	$25.38	4,836,596

(1)	Under the terms of his employment agreement, dated October 22, 2001, Mr. Milchovich received an option to purchase 130,000 Foster Wheeler Ltd. common shares on October 22, 2001. This option was granted at an exercise price of $49.85 and vested 20% each year over the five-year term of the agreement. The option exercise price is equal to the median of the high and low price of Foster Wheeler Ltd. common shares on the grant date. In connection with the Redomestication, Foster Wheeler AG assumed Foster Wheeler Ltd.’s obligations under the related option agreement and agreed to issue registered shares of Foster Wheeler AG upon exercise of outstanding options in accordance with their stated terms. See Note 19 to the consolidated financial statements in this annual report on Form 10-K for further information related to the Redomestication. The option has a term of 10 years from the date of grant.

(2)	Under the terms of the consulting agreement with M.J. Rosenthal & Associates, Inc. on May 7, 2002, we granted a nonqualified stock option to purchase 25,000 of Foster Wheeler Ltd. common shares at a price of $18.80 with a term of 10 years from the date of grant. The exercise price is equal to the mean of the high and low price of Foster Wheeler Ltd. common shares on the date of grant. In connection with the Redomestication, Foster Wheeler AG assumed Foster Wheeler Ltd.’s obligations under the related option agreement and agreed to issue registered shares of Foster Wheeler AG upon exercise of outstanding options in accordance with their stated terms. See Note 19 to the consolidated financial statements in this annual report on Form 10-K for further information related to the Redomestication. The option is exercisable on or after March 31, 2003. The option, to the extent not then exercised, shall terminate upon any breach of certain covenants contained in the consulting agreement.

(3)	On November 8, 2005, our non-employee directors were issued options under the 2004 Stock Option Plan to purchase 14,686 Foster Wheeler Ltd. common shares at an exercise price of $14.838 per share. In connection with the Redomestication, Foster Wheeler AG assumed Foster Wheeler Ltd.’s obligations under the related option agreement and agreed to issue registered shares of Foster Wheeler AG upon exercise of outstanding options in accordance with their stated terms. See Note 19 to the consolidated financial statements in this annual report on Form 10-K for further information related to the Redomestication. Such options expire on September 30, 2010. The non-employee director options vested in one-twelfth increments until fully vested on September 30, 2006. As of December 31, 2009, options to purchase 4,196 Foster Wheeler AG registered shares at an exercise price of $14.838 per share remained outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 incorporates information by reference to our definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Item 14 incorporates information by reference to our definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2009.

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

(3) Exhibits

Exhibit
No.	Exhibits

3.1	Articles of Association of Foster Wheeler AG. (Filed as Exhibit 3.1 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
3.2	Organizational Regulations of Foster Wheeler AG. (Filed as Exhibit 3.2 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
4.0	Foster Wheeler AG hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler AG and its consolidated subsidiaries to the Commission upon request.
10.1	Registration Rights Agreement, dated as of September 24, 2004, by and among Foster Wheeler Ltd., Foster Wheeler LLC, the guarantors listed therein and each of the purchasers signatory thereto. (Filed as Exhibit 4.5 to Foster Wheeler Ltd.’s registration statement on Form S-4 (File No. 119841), filed on October 20, 2004, and incorporated herein by reference.)
10.2	Waiver of the Registration Rights Agreement, dated as of February 2, 2006, by and among Foster Wheeler Ltd., Foster Wheeler LLC, on behalf of themselves and the subsidiary guarantors and Citigroup Global Capital Markets Inc. (Filed as Exhibit 10.13 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 30, 2005, and incorporated herein by reference.)
10.3	Waiver of the Registration Rights Agreement, dated as of February 2, 2006, by and among Foster Wheeler Ltd., Foster Wheeler LLC, on behalf of themselves and the subsidiary guarantors and Merrill Lynch Global Allocation Fund, Inc., Merrill Lynch International Investment Fund-MLIIF Global Allocation Fund, Merrill Lynch Variable Series Fund, Inc.-Merrill Lynch Global Allocation V.I. Fund, and Merrill Lynch Series Funds, Inc.-Global Allocation Strategy Portfolio. (Filed as Exhibit 10.14 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 30, 2005, and incorporated herein by reference.)
10.4	Credit Agreement, dated September 13, 2006, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation, Foster Wheeler International Corporation, and Foster Wheeler Inc., as Borrowers, the guarantors party thereto, the lenders party thereto, BNP Paribas as Administrative Agent, BNP Paribas Securities Corp. as Sole Bookrunner and Sole Lead Arranger, and Calyon New York Branch as Syndication Agent. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated September 13, 2006 and filed on September 14, 2006, and incorporated herein by reference.)
10.5	Amendment No. 1, dated May 4, 2007, to the Credit Agreement, dated September 13, 2006, between Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation, Foster Wheeler International Corporation, Foster Wheeler Inc., Foster Wheeler Ltd., Foster Wheeler Holdings Ltd., the subsidiary guarantors party thereto, the lenders party thereto, and BNP Paribas. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 30, 2007, and incorporated herein by reference.)

Exhibit
No.	Exhibits

10.6	Amendment No. 2, dated September 29, 2008, to the Credit Agreement, dated September 13, 2006, between Foster Wheeler LLC, Foster Wheeler Inc., Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation and Foster Wheeler International Corporation, as borrowers, Foster Wheeler Ltd., Foster Wheeler Holdings Ltd., the subsidiary guarantors party thereto, the lenders party thereto, and BNP Paribas. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated September 29, 2008 and filed on October 14, 2008, and incorporated herein by reference.)
10.7	Amendment No. 3, dated December 18, 2008, to the Credit Agreement, dated September 13, 2006, between Foster Wheeler LLC, Foster Wheeler Inc., Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation and Foster Wheeler International Corporation, as borrowers, Foster Wheeler Ltd., Foster Wheeler AG, Foster Wheeler Holdings Ltd., the subsidiary guarantors party thereto, the lenders party thereto, and BNP Paribas. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated December 18, 2008 and filed on December 22, 2008, and incorporated herein by reference.)
10.8	Guarantee Facility, dated December 15, 2009, among Foster Wheeler Limited, Foster Wheeler Energy Limited, Foster Wheeler World Services Limited, Foster Wheeler (G.B.) Limited and The Bank of Scotland regarding, among other things, a £100,000,000 uncommitted guarantee facility and a £150,000,000 forward foreign exchange facility.
10.9	Guarantee Facility, dated November 21, 2008, among Foster Wheeler Limited, Foster Wheeler Energy Limited, Foster Wheeler World Services Limited, Foster Wheeler (G.B.) Limited and The Bank of Scotland regarding, among other things, a £90,000,000 guarantee facility and a £150,000,000 forward foreign exchange facility. (Filed as Exhibit 10.8 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10.10	Corporate Guarantee, dated July 25, 2005, among Foster Wheeler Limited, Foster Wheeler Energy Limited, Foster Wheeler World Services Limited, Foster Wheeler (G.B.) Limited and The Bank of Scotland. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
10.11	Form of Debenture, dated July 25, 2005, issued in favor of The Bank of Scotland as Security Trustee. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
10.12	Lease Agreement, dated as of August 16, 2002, by and among Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.15 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference.)
10.13	Amendment to the Lease Agreement, dated as of January 6, 2003, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.30 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002, and incorporated herein by reference.)
10.14	Amendment No. 2, dated as of April 21, 2003, to the Lease Agreement between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.7 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, and incorporated herein by reference.)
10.15	Amendment No. 3, dated as of July 14, 2003, to the Lease Agreement dated August 16, 2002, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.6 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, and incorporated herein by reference.)
10.16	Guaranty and Suretyship Agreement, dated as of August 16, 2002, made by Foster Wheeler LLC, Foster Wheeler Ltd., Foster Wheeler Inc., Foster Wheeler International Holdings, Inc. and Energy (NJ) QRS 15-10, Inc. (Filed as Exhibit 10.14 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.17	Deed between Foster Wheeler LLC and Foster Wheeler Realty Services, Inc. and CIT Group Inc. (NJ), dated as of March 31, 2003. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003 and incorporated herein by reference.)
10.18	Preliminary Agreement for the Sale of Quotas, dated January 31, 2006, between Foster Wheeler Italiana S.p.A., Fineldo S.p.A. and MPE S.p.A. (Filed as Exhibit 10.29 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 30, 2005, and incorporated herein by reference.)

Exhibit
No.		Exhibits

10.19		Warrant Agreement between Foster Wheeler Ltd. and Mellon Investor Services LLC, including forms of warrant certificates. (Filed as Exhibit 4.10 to Foster Wheeler Ltd.’s registration statement on Form S-3 (File No. 333-120076), filed on October 29, 2004 and incorporated herein by reference.)
10.20		Supplemental Warrant Agreement, dated as of February 9, 2009, by and among Foster Wheeler AG, Foster Wheeler Ltd. and Mellon Investor Services LLC, as Warrant Agent. (Filed as Exhibit 4.1 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10.21		Master Guarantee Agreement, dated as of May 25, 2001, by and among Foster Wheeler LLC, Foster Wheeler International Holdings, Inc. and Foster Wheeler Ltd. (Filed as Exhibit 10.9 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference.)
10	.22*	Foster Wheeler Inc. Directors Deferred Compensation and Stock Award Plan, amended and restated effective as of May 25, 2001. (Filed as Exhibit 10.5 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.23*	Amendment to the Foster Wheeler Inc. Directors Deferred Compensation and Stock Award Plan. (Filed as Exhibit 10.6 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.24*	Foster Wheeler Inc. Directors’ Stock Option Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s post effective amendment to Form S-8 (Registration No. 333-25945-99), filed on June 27, 2001, and incorporated herein by reference.)
10	.25*	Amendment to Foster Wheeler Inc. Directors’ Stock Option Plan. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.26*	1995 Stock Option Plan of Foster Wheeler Inc., as amended and restated as of September 24, 2002. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference.)
10	.27*	First Amendment to the 1995 Stock Option Plan of Foster Wheeler Inc., as amended and restated as of September 24, 2002. (Filed as Exhibit 10.26 to Foster Wheeler AG.’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10	.28*	Second Amendment to the 1995 Stock Option Plan of Foster Wheeler Inc., as amended and restated as of September 24, 2002. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.29*	Foster Wheeler Annual Executive Short-term Incentive Plan, as amended and restated effective January 1, 2006. (Filed as Exhibit 10.20 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 29, 2006, and incorporated herein by reference.)
10	.30*	First Amendment to the Foster Wheeler Annual Executive Short-term Incentive Plan. (Filed as Exhibit 10.29 to Foster Wheeler AG.’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10	.31*	Second Amendment to the Annual Executive Short-term Incentive Plan of Foster Wheeler AG. (Filed as Exhibit 10.7 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.32*	Foster Wheeler Ltd. 2004 Stock Option Plan. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated September 29, 2004 and filed on October 1, 2004, and incorporated herein by reference.)
10	.33*	First Amendment to the Foster Wheeler Ltd. 2004 Stock Option Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10	.34*	Second Amendment to the Foster Wheeler Ltd. 2004 Stock Option Plan. (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.35*	Form of First Amendment to the Foster Wheeler Ltd. 2004 Stock Option Plan with respect to non-employee directors. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)

Exhibit
No.		Exhibits

10	.36*	Form of Amended and Restated Notice of Stock Option Grant with respect to executive officers, officers and key employees. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10	.37*	Foster Wheeler Ltd. Omnibus Incentive Plan. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated May 9, 2006 and filed on May 12, 2006, and incorporated herein by reference.)
10	.38*	First Amendment to the Foster Wheeler Ltd. Omnibus Incentive Plan. (Filed as Exhibit 10.37 to Foster Wheeler AG.’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10	.39*	Second Amendment to the Foster Wheeler Ltd. Omnibus Incentive Plan. (Filed as Exhibit 10.4 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.40*	Third Amendment to Foster Wheeler AG Omnibus Incentive Plan. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.)
10	.41*	Foster Wheeler AG Omnibus Incentive Plan, Restated Effective as of February 9, 2009 (incorporating the First, Second, and Third Amendments). (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.)
10	.42*	Form of Director’s Stock Option Agreement effective June 16, 2006 by and between Foster Wheeler Ltd. and each of Ralph Alexander, Eugene Atkinson, Diane C. Creel, Robert C. Flexon, Stephanie Hanbury-Brown, Joseph J. Melone and James D. Woods. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated June 14, 2006 and filed on June 16, 2006, and incorporated herein by reference.)
10	.43*	Form of Employee Nonqualified Stock Option Agreement effective November 15, 2006 with respect to certain employees and executive officers. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 15, 2006 and filed on November 17, 2006, and incorporated herein by reference.)
10	.44*	Form of Employee Nonqualified Stock Option Agreement effective May 6, 2008 with respect to certain employees and executive officers. (Filed as Exhibit 10.41 to Foster Wheeler AG.’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10	.45*	Form of Employee Nonqualified Stock Option Agreement effective March 4, 2009 with respect to employees and executive officers. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.)
10	.46*	Form of Employee Restricted Stock Unit Award Agreement effective November 15, 2006 with respect to certain employees and executive officers. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated November 15, 2006 and filed on November 17, 2006, and incorporated herein by reference.)
10	.47*	Form of Employee Restricted Stock Unit Award Agreement effective May 6, 2008 with respect to certain employees and executive officers. (Filed as Exhibit 10.43 to Foster Wheeler AG.’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10	.48*	Form of Employee Restricted Stock Unit Award Agreement effective March 4, 2009 with respect to employees and executive officers. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.)
10	.49*	Form of Director Nonqualified Stock Option Agreement effective November 15, 2006 with respect to non-employee directors. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 8-K, dated November 15, 2006 and filed on November 17, 2006, and incorporated herein by reference.)
10	.50*	Form of Director Nonqualified Stock Option Agreement effective May 6, 2008 with respect to non-employee directors. (Filed as Exhibit 10.45 to Foster Wheeler AG.’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10	.51*	Form of Director Nonqualified Stock Option Agreement effective March 4, 2009 with respect to employees and executive officers. (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.)
10	.52*	Form of Director Restricted Stock Unit Agreement effective November 15, 2006 with respect to non-employee directors. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 8-K, dated November 15, 2006 and filed on November 17, 2006, and incorporated herein by reference.)
10	.53*	Form of Director Restricted Stock Unit Agreement effective May 6, 2008 with respect to non-employee directors. (Filed as Exhibit 10.47 to Foster Wheeler AG.’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)

Exhibit
No.		Exhibits

10	.54*	Form of Director Restricted Stock Unit Agreement effective March 4, 2009 with respect to employees and executive officers. (Filed as Exhibit 10.4 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.)
10	.55*	Form of Indemnification Agreement for directors and officers of Foster Wheeler Ltd. and Foster Wheeler Inc., dated as of November 3, 2004. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 3, 2004 and filed on November 8, 2004, and incorporated herein by reference.)
10	.56*	Form of Indemnification Agreement for directors and officers of Foster Wheeler AG, dated as of February 9, 2009. (Filed as Exhibit 10.10 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.57*	Form of Notice and Acknowledgement for executive officers of Foster Wheeler AG, dated as of February 9, 2009. (Filed as Exhibit 10.8 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.58*	Form of Notice and Acknowledgement for David Wardlaw, dated as of February 9, 2009. (Filed as Exhibit 10.9 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.59*	Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich, dated as of August 11, 2006. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated August 7, 2006 and filed on August 11, 2006, and incorporated herein by reference.)
10	.60*	First Amendment to the Employment Agreement, dated January 30, 2007, between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated January 30, 2007 and filed on February 2, 2007, and incorporated herein by reference.)
10	.61*	Second Amendment to the Employment Agreement, dated February 27, 2007, between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated February 27, 2007 and filed on March 2, 2007, and incorporated herein by reference.)
10	.63*	Amended and Restated Employment Agreement, dated as of May 6, 2008, between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated May 6, 2008 and filed on May 12, 2008, and incorporated herein by reference.)
10	.64*	Amended and Restated Employment Agreement, dated as of November 4, 2008, between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 4, 2008 and filed on November 5, 2008, and incorporated herein by reference.)
10	.65*	Stock Option Agreement of Raymond J. Milchovich, dated as of October 22, 2001. (Filed as Exhibit 10.13 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)
10	.66*	Employee’s Restricted Stock Award Agreement of Raymond J. Milchovich, dated as of August 11, 2006. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated August 7, 2006 and filed on August 11, 2006, and incorporated herein by reference.)
10	.67*	Employee Nonqualified Stock Option Agreement of Raymond J. Milchovich, dated as of August 11, 2006. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 8-K, dated August 7, 2006 and filed on August 11, 2006, and incorporated herein by reference.)
10	.68*	Employment Agreement between Foster Wheeler Ltd. and Peter J. Ganz, dated as of October 10, 2005. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
10	.69*	First Amendment to the Employment Agreement, dated as of October 6, 2006, between Foster Wheeler Ltd. and Peter J. Ganz. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K, dated October 5, 2006 and filed on October 10, 2006, and incorporated herein by reference.)
10	.70*	Amended and Restated Employment Agreement, dated as of May 6, 2008, between Foster Wheeler Ltd. and Peter J. Ganz. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 8-K, dated May 6, 2008 and filed on May 12, 2008, and incorporated herein by reference.)
10	.71*	Restricted Stock Award Agreement of Peter J. Ganz, dated as of October 24, 2005. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)

Exhibit
No.		Exhibits

10	.72*	English Translation of Supplemental Employment Agreement, effective as of November 12, 2007, among Foster Wheeler Continental Europe S.r.l., Foster Wheeler Ltd., and Franco Baseotto. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 12, 2007 and filed on November 14, 2007, and incorporated herein by reference.)
10	.73*	English Translation of Change of Control Agreement, effective as of November 12, 2007, among Foster Wheeler Continental Europe S.r.l., Foster Wheeler Ltd., and Franco Baseotto. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated November 12, 2007 and filed on November 14, 2007, and incorporated herein by reference.)
10	.74*	Employment Agreement, dated as of May 6, 2008, between Foster Wheeler Ltd. and Franco Baseotto. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated May 6, 2008 and filed on May 12, 2008, and incorporated herein by reference.)
10	.75*	First Amendment to the Employment Agreement, effective as of January 18, 2010, between Foster Wheeler Inc. and Franco Baseotto. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, dated January 14, 2010 and filed on January 20, 2010, and incorporated herein by reference.)
10	.76*	Unofficial English Translation of Fixed Term Employment Agreement, effective as of April 1, 2008, between Foster Wheeler Continental Europe S.r.l. and Umberto della Sala. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated February 22, 2008 and filed on February 28, 2008, and incorporated herein by reference.)
10	.77*	Employment Agreement, dated as of March 1, 2008, between Foster Wheeler Ltd. and Umberto della Sala. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated February 22, 2008 and filed on February 28, 2008, and incorporated herein by reference.)
10	.78*	Agreement for the Termination of Fixed Term Employment Contract, dated as of September 30, 2008, between Foster Wheeler Continental Europe S.r.l. and Umberto della Sala. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)
10	.79*	Unofficial English Translation of Fixed Term Employment Agreement, dated as of October 1, 2008, between Foster Wheeler Global E&C S.r.l. and Umberto della Sala. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)
10	.80*	First Amendment to the Employment Agreement, dated as of October 1, 2008, between Foster Wheeler Ltd. and Umberto della Sala. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)
10	.81*	Second Amendment to the Employment Agreement between Foster Wheeler Inc. and Umberto della Sala, effective as of February 18, 2010. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, dated February 18, 2010 and filed on February 22, 2010, and incorporated herein by reference.)
10	.82*	Unofficial English Translation of Extension of Fixed Term Employment Agreement between Foster Wheeler Global E&C S.r.l. and Umberto della Sala, dated February 18, 2010. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, dated February 18, 2010 and filed on February 22, 2010, and incorporated herein by reference.)
10	.83*	Employment Agreement, dated as of August 20, 2008, between Foster Wheeler Ltd. and Peter D. Rose. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)
10	.84*	First Amendment to the Employment Agreement, effective as of January 18, 2010, between Foster Wheeler Inc. and Peter D. Rose.
10	.85*	Employment Agreement, dated as of April 7, 2008, between Foster Wheeler Ltd. and Beth Sexton. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2008, and incorporated herein by reference.)
10	.86*	First Amendment to the Employment Agreement, effective as of January 18, 2010, between Foster Wheeler Inc. and Beth Sexton. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, dated January 14, 2010 and filed on January 20, 2010, and incorporated herein by reference.)
10	.87*	Deed of Variation, dated as of October 8, 2008, between Foster Wheeler Energy Limited and David Wardlaw. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated October 8, 2008 and filed on October 14, 2008, and incorporated herein by reference.)

Exhibit
No.		Exhibits

10	.88*	Employment Agreement, dated as of January 6, 2009, between Foster Wheeler North America Corp. and Gary T. Nedelka. (Filed as Exhibit 10.76 to Foster Wheeler AG.’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10	.89*	First Amendment to the Employment Agreement, dated as of December 21, 2009, between Foster Wheeler North America Corp. and Gary T. Nedelka.
10	.90*	Employment Agreement, dated as of January 6, 2009, between Foster Wheeler Ltd. and Lisa Z. Wood. (Filed as Exhibit 10.77 to Foster Wheeler AG.’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10	.91*	First Amendment to the Employment Agreement, effective as of January 18, 2010, between Foster Wheeler Inc. and Lisa Z. Wood.
10	.92*	Employment Agreement, dated as of March 27, 2009, among Foster Wheeler Inc., Thierry Desmaris and Foster Wheeler International Corp. (Filed as Exhibit 10.19 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.)
10	.93*	First Amendment to the Employment Agreement, effective as of January 18, 2010, between Foster Wheeler Inc. and Thierry Desmaris.
10	.94*	Employment Agreement, dated as of April 27, 2009, among Foster Wheeler Inc., Rakesh K. Jindal and Foster Wheeler International Corp. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.)
10	.95*	First Amendment to the Employment Agreement, effective as of January 18, 2010, between Foster Wheeler Inc. and Rakesh K. Jindal.
10	.96*	Employment Agreement, dated as of November 3, 2009, among Foster Wheeler USA Corporation, and Robert C. Flexon.
10	.98*	Employment Agreement, dated as of February 16, 2009, between Foster Wheeler USA Corporation and W. Troy Roder.
10	.99*	Contract of Employment between Foster Wheeler Energy Limited and Michelle Davies, prepared on August 8, 2008.
21.0		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
23.2		Consent of Analysis, Research & Planning Corporation.
23.3		Consent of Peterson Risk Consulting LLC.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.DEF	XBRL Taxonomy Extension Definition Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG
(Registrant)

BY:	/s/ Franco Baseotto
Franco Baseotto
Executive Vice President, Chief Financial Officer
and Treasurer

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed, as of February 25, 2010, by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title

/s/ Raymond J. Milchovich Raymond J. Milchovich (Principal Executive Officer)	Director, Chairman of the Board and Chief Executive Officer

/s/ Franco Baseotto Franco Baseotto (Principal Financial Officer)	Executive Vice President, Chief Financial Officer and Treasurer

/s/ Lisa Z. Wood Lisa Z. Wood (Principal Accounting Officer)	Vice President and Controller

/s/ Eugene D. Atkinson Eugene D. Atkinson	Director

/s/ Clayton C. Daley, Jr. Clayton C. Daley, Jr.	Director

/s/ Steven J. Demetriou Steven J. Demetriou	Director

/s/ Edward G. Galante Edward G. Galante	Director

/s/ Stephanie Hanbury-Brown Stephanie Hanbury-Brown	Director

/s/ Maureen B. Tart-Bezer Maureen B. Tart-Bezer	Director

/s/ James D. Woods James D. Woods	Director