Form 10-Q
period 2010-03-31
FOSTER WHEELER AG
filed 2010-05-05
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
41 22 741 8000
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 127,519,110 registered shares (CHF 3.00 par value) were outstanding as of April 23, 2010.

FOSTER WHEELER AG
INDEX

Part I	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited):

	Consolidated Statement of Operations for the Fiscal Three Months Ended March 31, 2010 and 2009	3

	Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009	4

	Consolidated Statement of Changes in Equity for the Fiscal Three Months Ended March 31, 2010 and 2009	5

	Consolidated Statement of Cash Flows for the Fiscal Three Months Ended March 31, 2010 and 2009	6

	Notes to Consolidated Financial Statements	7

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	56

Item 4 -	Controls and Procedures	56

Part II	OTHER INFORMATION

Item 1 -	Legal Proceedings	57

Item 1A-	Risk Factors	57

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3 -	Defaults Upon Senior Securities	57

Item 5 -	Other Information	57

Item 6 -	Exhibits	58

Signatures		60
EX-10.14
EX-10.16
EX-10.17
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	Fiscal Three Months Ended
	March 31,	March 31,
	2010	2009
Operating revenues	$945,573	$1,264,523
Cost of operating revenues	773,491	1,101,771

Contract profit	172,082	162,752

Selling, general and administrative expenses	70,305	69,248
Other income, net	(8,332)	(8,203)

Other deductions, net	11,688	6,087
Interest income	(2,359)	(2,672)
Interest expense	4,551	4,167
Net asbestos-related (gain)/provision	(747)	1,750

Income before income taxes	96,976	92,375
Provision for income taxes	21,610	18,003

Net income	75,366	74,372

Less: Net income attributable to noncontrolling interests	3,306	1,509

Net income attributable to Foster Wheeler AG	$72,060	$72,863

Earnings per share (see Note 1):
Basic	$0.57	$0.58

Diluted	$0.56	$0.57

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$953,688	$997,158
Accounts and notes receivable, net:
Trade	500,023	526,525
Other	108,477	117,718
Contracts in process	254,014	219,774
Prepaid, deferred and refundable income taxes	41,719	46,478
Other current assets	43,389	33,902

Total current assets	1,901,310	1,941,555

Land, buildings and equipment, net	377,589	398,132
Restricted cash	30,759	34,905
Notes and accounts receivable — long-term	1,381	1,571
Investments in and advances to unconsolidated affiliates	223,488	228,030
Goodwill	86,625	88,702
Other intangible assets, net	70,491	73,029
Asbestos-related insurance recovery receivable	236,159	244,265
Other assets	84,437	87,781
Deferred tax assets	82,363	89,768

TOTAL ASSETS	$3,094,602	$3,187,738

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$35,672	$36,930
Accounts payable	251,403	303,436
Accrued expenses	236,986	280,861
Billings in excess of costs and estimated earnings on uncompleted contracts	631,079	600,725
Income taxes payable	49,068	60,052

Total current liabilities	1,204,208	1,282,004

Long-term debt	164,197	175,510
Deferred tax liabilities	60,679	62,956
Pension, postretirement and other employee benefits	251,236	270,269
Asbestos-related liability	338,273	352,537
Other long-term liabilities	170,199	171,405
Commitments and contingencies

TOTAL LIABILITIES	2,188,792	2,314,681

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	4,829	2,570

TOTAL TEMPORARY EQUITY	4,829	2,570

Equity:
Registered shares:
CHF 3.00 par value; authorized: March 31, 2010 - 190,696,806 shares and December 31, 2009 - 190,649,900 shares; conditionally authorized: March 31, 2010 - 62,135,022 shares and December 31, 2009 - 62,181,928 shares; issued and outstanding: March 31, 2010 - 127,488,849 shares and December 31, 2009 - 127,441,943 shares	329,538	329,402
Paid-in capital	621,216	617,938
Retained earnings	394,241	322,181
Accumulated other comprehensive loss	(482,022)	(438,004)

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	862,973	831,517

Noncontrolling interests	38,008	38,970

TOTAL EQUITY	900,981	870,487

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$3,094,602	$3,187,738

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands of dollars)
(unaudited)

							Total Foster
					Retained Earnings/		Wheeler AG
	Preferred	Common	Registered	Paid-in	(Accumulated	Accumulated Other	Shareholders'	Noncontrolling
	Shares	Shares	Shares	Capital	Deficit)	Comprehensive Loss	Equity	Interests	Total Equity

Fiscal Three Months Ended March 31, 2010:
Balance at December 31, 2009	$—	$—	$329,402	$617,938	$322,181	$(438,004)	$831,517	$38,970	$870,487
Net income	—	—	—	—	72,060	—	72,060	3,306	75,366
Other comprehensive income, net of tax:
Foreign currency translation	—	—	—	—	—	(36,452)	(36,452)	552	(35,900)
Cash flow hedges	—	—	—	—	—	(2,453)	(2,453)	—	(2,453)
Pension and other postretirement benefits	—	—	—	—	—	(5,113)	(5,113)	(2)	(5,115)

Comprehensive Income							28,042	3,856	31,898

Issuance of registered shares upon exercise of stock options	—	—	134	935	—	—	1,069	—	1,069
Issuance of registered shares upon vesting of restricted awards	—	—	2	(2)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,818)	(4,818)
Share-based compensation expense -stock options and restricted awards	—	—	—	2,343	—	—	2,343	—	2,343
Excess tax benefit related to share-based compensation	—	—	—	2	—	—	2	—	2

Balance at March 31, 2010	$—	$—	$329,538	$621,216	$394,241	$(482,022)	$862,973	$38,008	$900,981

Fiscal Three Months Ended March 31, 2009:
Balance at December 26, 2008	$—	$1,262	$—	$914,063	$(27,975)	$(494,788)	$392,562	$28,718	$421,280
Net income	—	—	—	—	72,863	—	72,863	1,509	74,372
Other comprehensive income, net of tax:
Foreign currency translation	—	—	—	—	—	(11,701)	(11,701)	(169)	(11,870)
Cash flow hedges	—	—	—	—	—	(2,768)	(2,768)	—	(2,768)
Pension and other postretirement benefits	—	—	—	—	—	4,598	4,598	(2)	4,596

Comprehensive Income							62,992	1,338	64,330

Issuance of common shares upon exercise of share purchase warrants	—	—	—	9	—	—	9	—	9
Issuance of common shares upon vesting of restricted awards	—	1	—	(1)	—	—	—	—	—
Cancellation of common shares and issuance of registered shares	—	(1,263)	326,070	(324,807)	—	—	—	—	—
Repurchase and retirement of shares	—	—	—	(28)	—	—	(28)	—	(28)
Issuance of registered shares upon conversion of preferred shares	—	—	361	(361)	—	—	—	—	—
Issuance of registered shares upon vesting of restricted awards	—	—	1	(1)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(21)	(21)
Share-based compensation expense -stock options and restricted awards	—	—	—	7,172	—	—	7,172	—	7,172

Balance at March 31, 2009	$—	$—	$326,432	$596,046	$44,888	$(504,659)	$462,707	$30,035	$492,742

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Fiscal Three Months Ended
	March 31,	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$75,366	$74,372
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	13,059	10,551
Curtailment gain on U.K. defined benefit pension plan	(20,086)	—
Net asbestos-related (gain)/provision	(747)	1,750
Share-based compensation expense-stock options and restricted awards	4,602	5,354
Excess tax benefit related to share-based compensation	(2)	—
Deferred income taxes/(credits)	8,605	(149)
Loss on sale of assets	76	10
Equity in the net earnings of partially-owned affiliates, net of dividends	(6,403)	(6,754)
Other noncash items	—	(46)
Changes in assets and liabilities:
Decrease in receivables	8,492	28,662
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	6,794	(24,855)
Decrease in accounts payable and accrued expenses	(76,294)	(43,674)
Net change in other assets and liabilities	(17,679)	(3,082)

Net cash (used in)/provided by operating activities	(4,217)	42,139

CASH FLOWS FROM INVESTING ACTIVITIES
Payment related to acquisition of business	(1,221)	—
Change in restricted cash	2,630	(307)
Capital expenditures	(6,238)	(14,643)
Proceeds from sale of assets	41	77
Increase in short-term investments	—	(27)

Net cash used in investing activities	(4,788)	(14,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase and retirement of shares	—	(28)
Distributions to noncontrolling interests	(4,818)	(21)
Proceeds from share purchase warrants exercised	—	9
Proceeds from stock options exercised	2,034	—
Excess tax benefit related to share-based compensation	2	—
Proceeds from issuance of short-term debt	2,197	2,925
Proceeds from issuance of long-term debt	—	37
Repayment of debt and capital lease obligations	(3,348)	(3,933)

Net cash used in financing activities	(3,933)	(1,011)

Effect of exchange rate changes on cash and cash equivalents	(30,532)	(21,616)

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(43,470)	4,612
Cash and cash equivalents at beginning of year	997,158	773,163

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$953,688	$777,775

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)
(unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation — The fiscal year of Foster Wheeler AG ends on December 31 of each calendar year. Foster Wheeler AG’s fiscal quarters end on the last day of March, June and September.
     Foster Wheeler AG’s consolidated financial results for the first fiscal three months represent the period from January 1, 2010 through March 31, 2010 and December 27, 2008 through March 31, 2009 in fiscal years 2010 and 2009, respectively. Please refer to Note 1 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”), filed with the Securities and Exchange Commission on February 25, 2010, for further information on our fiscal year end and related change of country of domicile from Bermuda to Switzerland in February 2009. As part of our change of country of domicile, we cancelled our common shares and issued registered shares. In January 2010, we relocated our principal executive offices to Geneva, Switzerland.
     The consolidated financial results include our U.S. operations, which have a fiscal year that is the 52- or 53- week annual accounting period ending the last Friday in December, and our non-U.S. operations, which have a fiscal year ending December 31.
     We have evaluated all subsequent events for adjustment to or disclosure in these consolidated financial statements through the date of issuance of these consolidated financial statements.
     The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.
     The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in our 2009 Form 10-K. The consolidated balance sheet as of December 31, 2009 was derived from the audited financial statements included in our 2009 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.
     Certain prior period amounts have been reclassified to conform to the current period presentation.
     Principles of Consolidation — The consolidated financial statements include the accounts of Foster Wheeler AG and all significant U.S. and non-U.S. subsidiaries as well as certain entities in which we have a controlling interest. Intercompany transactions and balances have been eliminated.
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities (“VIE”). The model for determining which enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed under the new guidance. Furthermore, the new guidance requires an ongoing reconsideration of the primary beneficiary and also amends the events that trigger a reassessment of whether an entity is a VIE. This revised guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. This guidance, which became effective for us on January 1, 2010, did not result in any change to the entities previously included in our consolidated financial statements.
     Variable Interest Entities — We sometimes form separate legal entities such as corporations, partnerships and limited liability companies in connection with the execution of a single contract or project. Upon inception of each separate legal entity, we perform an evaluation to determine whether the new entity is a VIE, and whether we are the primary beneficiary of the new entity, which would require us to consolidate the new entity in our financial results. We reassess our initial determination on whether the entity is a VIE and whether we are the primary beneficiary upon the occurrence of certain events as outlined in current accounting guidelines. If the entity is not a VIE, we determine the accounting for the entity under the voting interest accounting guidelines.

     An entity is determined to be a VIE if either (a) the total equity investment is not sufficient for the entity to finance its own activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (such as the ability to make decisions through voting or other rights or the obligation to absorb losses or the right to receive benefits), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb losses of the entity and/or their rights to receive benefits of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.
     As of March 31, 2010, we participate in certain entities determined to be VIEs, including a gas-fired cogeneration facility in Martinez, California, a waste-to-energy facility in Camden, New Jersey and a refinery/electric power generation project in Chile. We consolidate the operations of both the Martinez and Camden projects while we record our participation in the Chile based project on the equity method of accounting. There has been no change in our accounting for these entities during the quarter.
     Please see Note 3 for further information on our participation in these projects.
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

     Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit. In the period in which a change in estimate is recognized, the cumulative impact of that change is recorded based on progress achieved through the period of change. There were 11 and 8 separate projects that had final estimated contract profit revisions whose impact on contract profit exceeded $1,000 during the fiscal three months ended March 31, 2010 and 2009, respectively. The changes in final estimated contract profit resulted in net increases of $13,100 and $3,260 to reported contract profit in the fiscal three months ended March 31, 2010 and 2009, respectively, relating to the revaluation of work performed on contracts in prior periods. Please see Note 11 for further information related to changes in final estimated contract profit.
     Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims as additional contract revenue if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. These two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. As of March 31, 2010, our consolidated financial statements assumed recovery of commercial claims of approximately $13,200, of which $500 had yet to be expended. As of December 31, 2009, our consolidated financial statements assumed recovery of commercial claims of approximately $18,700, of which $1,200 had yet to be expended.
     In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. We had approximately $3,000 and $1,200 of deferred pre-contract costs as of March 31, 2010 and December 31, 2009, respectively.
     Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to repayments of non-recourse project debt, for building and operating certain facilities over the lives of the corresponding service contracts.
     Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents of $744,327 and $772,565 were maintained by our non-U.S. entities as of March 31, 2010 and December 31, 2009, respectively. These entities require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, a portion of these funds may not be readily available for repatriation to U.S. entities.
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
     We test goodwill for impairment at the reporting unit level, which is defined as the components one level below our operating segments, because these components constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. Presently, goodwill exists in two of our reporting units —one within our Global Power Group business segment and one within our Global Engineering and Construction Group, which we refer to as our Global E&C Group, business segment.
     The goodwill impairment test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each fiscal year, we evaluate goodwill at each reporting unit to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. As of December 31, 2009, the estimated fair value of each of the reporting units was sufficiently in excess of its carrying values even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying values of goodwill was required.
     Please see Note 4 for further information related to our goodwill and other identifiable intangible assets.
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
     Fair Value Measurements — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 820-10 defines fair value, establishes a fair value hierarchy that prioritizes the inputs used to measure fair value and provides guidance on required disclosures about fair value measurements. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.
     Our financial assets and liabilities that are recorded at fair value on a recurring basis consist primarily of the assets or liabilities arising from derivative financial instruments and defined benefit pension plan assets. We value our derivative financial instruments using broker quotations, or market transactions in either the listed or over-the-counter markets, resulting in fair value measurements using level 2 inputs as defined under the fair value hierarchy. See Note 8 for further information regarding our derivative financial instruments.
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:
     Financial instruments valued independent of the fair value hierarchy:
•	Cash, Cash Equivalents and Restricted Cash — The carrying value of our cash, cash equivalents and restricted cash approximates fair value because of the demand nature of many of our deposits or short-term maturity of these instruments.

     Financial instruments valued within the fair value hierarchy:
•	Long-term Debt — We estimate the fair value of our long-term debt (including current installments) based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities using level 2 inputs.

•	Foreign Currency Forward Contracts — We estimate the fair value of foreign currency forward contracts by obtaining quotes from financial institutions or market transactions in either the listed or over-the-counter markets, which we further corroborate with observable market data using level 2 inputs.

•	Interest Rate Swaps — We estimate the fair value of our interest rate swaps based on quotes obtained from financial institutions, which we further corroborate with observable market data using level 2 inputs.

•	Defined Benefit Pension Plan Assets — We estimate the fair value of our defined benefit pension plan assets at each fiscal year end based on quotes obtained from financial institutions, which we further corroborate with observable market data using level 1 and 2 inputs.
     Retirement of Shares under Share Repurchase Program — On September 12, 2008, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $750,000 of our outstanding shares and the designation of the repurchased shares for cancellation. Based on the aggregate share repurchases under our program through March 31, 2010, we are authorized to repurchase up to $264,773 of our outstanding shares. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time.
     All shares acquired under our share repurchase program have been retired upon purchase. The share value, on the consolidated balance sheet, was reduced for the par value of the retired shares. Paid-in capital, on the consolidated balance sheet, was reduced for the excess of fair value and related fees paid above par value for the shares acquired.
     Shares retired under the share repurchase program reduce the weighted-average number of shares outstanding during the reporting period when calculating earnings per share, as described below.
     Earnings per Share — Basic earnings per share is computed by dividing net income attributable to Foster Wheeler AG by the weighted-average number of shares outstanding during the reporting period, excluding non-vested restricted shares. There were no non-vested restricted shares as of March 31, 2010 and 82,980 non-vested restricted shares as of March 31, 2009. Restricted shares and restricted share units (collectively, “restricted awards”) are included in the weighted-average number of shares outstanding when such restricted awards vest.
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

     The computations of basic and diluted earnings per share were as follows:

	Fiscal Three Months Ended
	March 31,	March 31,
	2010	2009
Basic earnings per share:
Net income attributable to Foster Wheeler AG	$72,060	$72,863
Weighted-average number of shares outstanding for basic earnings per share	127,474,887	126,265,903

Basic earnings per share	$0.57	$0.58

Diluted earnings per share:
Net income attributable to Foster Wheeler AG	$72,060	$72,863
Weighted-average number of shares outstanding for basic earnings per share	127,474,887	126,265,903
Effect of dilutive securities:
Options to purchase shares	296,254	13,610
Warrants to purchase shares	—	467,882
Non-vested portion of restricted awards	122,035	—

Weighted-average number of shares outstanding for diluted earnings per share	127,893,176	126,747,395

Diluted earnings per share	$0.56	$0.57

     The following table summarizes the share equivalent of potentially dilutive securities that have been excluded from the denominator used in the calculation of diluted earnings per share due to their antidilutive effect:

	Fiscal Three Months Ended
	March 31,	March 31,
	2010	2009
Shares issuable under outstanding options not included in the computation of diluted earnings per share because the assumed proceeds were greater than the average share price for the period	1,369,135	3,011,039

Non-vested portion of restricted awards not included in the computation of diluted earnings per share due to their antidilutive effect	—	939,073

     Share-Based Compensation Plans — We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:
•	Expected volatility — we estimate the volatility of our share price at the date of grant using historical volatility adjusted for periods of unusual stock price activity.

•	Expected term — we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”

•	Risk-free interest rate — we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

•	Dividends — we use an expected dividend yield of zero because we have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends.

     We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	Fiscal Three Months Ended
	March 31,	March 31,
	2010	2009
Expected volatility	67.43%	68.27%
Expected term	4.1 years	3.33 years
Risk-free interest rate	1.92%	1.50%
Expected dividend yield	0%	0%
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
2. Business Combinations
     In October 2009, we acquired substantially all of the assets of the Houston operations of Atlas Engineering, Inc., a privately held company, for a purchase price of approximately $21,000. The purchase price may be increased by an estimated $12,000 for contingent consideration depending on the acquired company’s EBITDA, as defined in the purchase agreement for this transaction, over the first three years after the closing date. We have recorded a liability of $9,318 on the consolidated balance sheet for the estimated fair value of the contingent consideration. The acquired company is active in upstream oil and gas engineering services. The purchase price allocation and pro forma information for this acquisition were not material to our consolidated financial statements. This company’s financial results are included within our Global E&C Group business segment.
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

3. Investments
Investment in Unconsolidated Affiliates
     We own a noncontrolling interest in two electric power generation projects, one waste-to-energy project and one wind farm project in Italy and in a refinery/electric power generation project in Chile. We also own a noncontrolling interest in a project based in Italy which generates earnings from royalty payments linked to the price of natural gas. Based on the outstanding equity interests of these entities, we own 42% of each of the two electric power generation projects in Italy, 39% of the waste-to-energy project and 50% of the wind farm project. We have a notional 85% equity interest in the project in Chile; however, we are not the primary beneficiary as a result of participating rights held by the minority shareholder. In determining that we are not the primary beneficiary, we considered the activities of the project that most significantly impact the project’s economic performance.
     We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for these entities (each as a whole) in which we have an equity interest:

	March 31, 2010		December 31, 2009
	Italy Based	Chile Based	Italy Based	Chile Based
	Projects	Project	Projects	Project
Balance Sheet Data :
Current assets	$289,451	$46,766	$325,688	$46,311
Other assets (primarily buildings and equipment)	601,464	124,990	644,344	127,393
Current liabilities	65,587	41,828	99,111	34,982
Other liabilities (primarily long-term debt)	489,367	56,214	515,424	63,109
Net assets	335,961	73,714	355,497	75,613

	Fiscal Three Months Ended
	March 31, 2010		March 31, 2009
	Italy Based	Chile Based	Italy Based	Chile Based
	Projects	Project	Projects	Project
Income Statement Data:
Total revenues	$99,638	$10,623	$104,074	$17,812
Gross profit	18,977	4,487	13,154	10,414
Income before income taxes	13,903	4,171	9,983	8,316
Net earnings	7,912	3,462	5,221	6,902
     Our equity in the net earnings of these unconsolidated affiliates, which is recorded within other income, net on the consolidated statement of operations, totaled $6,289 and $6,252 for the fiscal three months ended March 31, 2010 and 2009, respectively.
     Our investment in these unconsolidated affiliates, which is recorded within investments in and advances to unconsolidated affiliates on the consolidated balance sheet, totaled $210,616 and $215,280 as of March 31, 2010 and December 31, 2009, respectively. There were no distributions received in the fiscal three months ended March 31, 2010 and 2009.
     We have guaranteed certain performance obligations of the Chile based project. We have a contingent obligation, which is measured annually based on the operating results of the Chile based project for the preceding year and is shared 50/50 with our minority interest partner. We did not have a current payment obligation under this guarantee as of December 31, 2009.

          In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the Chile based project does not generate sufficient cash flows to make such payments. We are required to maintain the debt service reserve letter of credit during the term of the Chile based project’s debt, which matures in 2014. As of March 31, 2010, no amounts have been drawn under this letter of credit and, based on our current assessment of the situation following the earthquake in Chile (described below), we do not anticipate any amounts being drawn under this letter of credit.
          We also have a wholly owned subsidiary that provides operations and maintenance services to the Chile based project. Our fees for the services provided under our operations and maintenance agreement to the Chile based project were $2,461 and $2,136 for the fiscal three months ended March 31, 2010 and 2009, respectively, and were recorded in operating revenues on our consolidated statement of operations. We had a receivable from our unconsolidated affiliate in Chile of $5,942 and $4,916 recorded in trade accounts and notes receivable on our consolidated balance sheet as of March 31, 2010 and December 31, 2009, respectively.
          We also have guaranteed the performance obligations of our wholly-owned subsidiary under the Chile based project’s operations and maintenance agreement. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have ever been paid under the guarantee.
          On February 27, 2010, an earthquake occurred off the coast of Chile, which caused significant damage to our unconsolidated affiliate’s Chile based project. The plant has not operated since that date. We do not yet have a complete assessment of the extent of the damage or an estimate of the required cost of repairs. However, we believe the insurance coverages in effect are sufficient to cover the estimated costs of repairing the facility and to substantially compensate us for the business interruption until normal activities can resume.
Other Investments
          We are the majority equity partner and general partner of a gas-fired cogeneration facility in Martinez, California, and we own 100% of the equity in a waste-to-energy facility in Camden, New Jersey. We have determined that these entities are VIEs and that we are the primary beneficiary of these VIEs since we have the power to direct the activities that most significantly impact the VIE’s performance. These activities include the operations and maintenance of the facility. Accordingly, we consolidate these entities. The aggregate net assets of these two entities are presented below.

	March 31,	December 31,
	2010	2009
Balance Sheet Data :
Current assets	$8,978	$14,722
Other assets (primarily buildings and equipment)	103,387	104,552
Current liabilities	30,293	31,014
Other liabilities	844	876
Net assets	81,228	87,384
          Please see Note 12 for further information on the waste-to-energy facility.
4. Intangible Assets
          We have tracked accumulated goodwill impairments since December 29, 2001, the first day of fiscal year 2002 and our date of adoption of the accounting guidelines within FASB ASC 350-20. Net carrying amount of goodwill by geographic region for our reporting units in our Global E&C Group and Global Power Group were as follows:

	Global E&C Group		Global Power Group
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
U.S.	$36,656	$35,436	$—	$—
Asia	1,049	1,012	—	—
Europe	—	—	48,920	52,254

Total	$37,705	$36,448	$48,920	$52,254

          The following table details amounts relating to our identifiable intangible assets:

	March 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$39,002	$(25,472)	$13,530	$39,304	$(24,983)	$14,321
Trademarks	63,215	(24,981)	38,234	63,676	(24,487)	39,189
Customer relationships, pipeline and backlog	21,937	(3,210)	18,727	21,934	(2,415)	19,519

Total	$124,154	$(53,663)	$70,491	$124,914	$(51,885)	$73,029

          As of March 31, 2010, the net carrying amounts of our identifiable intangible assets were $51,556 for our Global Power Group and $18,935 for our Global E&C Group.
          Amortization expense related to identifiable intangible assets is recorded within cost of operating revenues on the consolidated statement of operations and totaled $1,778 and $1,229 for the fiscal three months ended March 31, 2010 and 2009, respectively. The following table shows the approximate full year amortization expense in each of the fiscal years 2010 through 2014.

Approximate
Amortization
Fiscal Years:	Expense
2010	$6,700
2011	6,500
2012	6,300
2013	5,600
2014	5,300

5. Long-term Debt
          The following table shows the components of our long-term debt:

	March 31, 2010			December 31, 2009
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$1,471	$60,162	$61,633	$1,492	$65,327	$66,819
Special-Purpose Limited Recourse Project Debt:
Camden County Energy Recovery Associates	21,865	—	21,865	21,865	—	21,865
FW Power S.r.l.	6,951	89,513	96,464	7,428	95,661	103,089
Energia Holdings, LLC	3,187	13,239	16,426	3,187	13,239	16,426
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2024	—	1,283	1,283	—	1,283	1,283
Term Loan in China at 4.78% interest, due February 25, 2011	2,198	—	2,198	—	—	—
Term Loan in China at 4.374% interest, due January 8, 2010	—	—	—	2,930	—	2,930
Other	—	—	—	28	—	28

Total	$35,672	$164,197	$199,869	$36,930	$175,510	$212,440

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
          In addition, our U.S. senior credit agreement contains financial covenants requiring us not to exceed a total leverage ratio, which compares total indebtedness to EBITDA, as defined in our U.S. senior credit agreement, and to maintain a minimum interest coverage ratio, which compares EBITDA to interest expense. All such terms are defined in our U.S. senior credit agreement. We must be in compliance with the total leverage ratio at all times, while the interest coverage ratio is measured quarterly. We are in compliance with all financial covenants and other provisions of our U.S. senior credit agreement.
          We had approximately $288,200 and $308,000 of letters of credit outstanding under this agreement as of March 31, 2010 and December 31, 2009, respectively. The letter of credit fees ranged from 1.50% to 1.60% of the outstanding amount, excluding a fronting fee of 0.125% per annum. There were no funded borrowings under this agreement as of March 31, 2010 or December 31, 2009.
          During the fiscal three months ended March 31, 2010, one of our subsidiaries based in China, which is 52% owned by us and which we consolidate into our financial statements, repaid its outstanding term loan at the scheduled maturity date. Also during the fiscal three months ended March 31, 2010, the same China based subsidiary entered into a new term loan for 15 million Chinese Yuan (approximately $2,196 at the exchange rate in effect at the inception of the term loan) with an interest rate of 4.78% and maturity date of February 25, 2011.

          The estimated fair values of our long-term debt were $211,600 and $222,165 as of March 31, 2010 and December 31, 2009, respectively. We estimate the fair value of our long-term debt (including current installments) based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.
6. Pensions and Other Postretirement Benefits
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
          During the fiscal first three months of 2010, we capped pensionable salary growth in the U.K. plan to a maximum of 5% and, effective March 31, 2010, we closed the plan for future defined benefit accrual. As a result of the U.K. plan closure, we recognized a curtailment gain in our statement of operations for the fiscal three months ended March 31, 2010 of approximately £13,300 (approximately $20,100 at the exchange rate in effect for the fiscal three months ended March 31, 2010).
          Based on the minimum statutory funding requirements for fiscal year 2010, we are not required to make mandatory contributions to our U.S. pension plans. We made mandatory and discretionary contributions totaling approximately $13,700 to our non-U.S. pension plans, which included discretionary contributions of approximately $7,800, during the fiscal three months ended March 31, 2010. Based on the minimum statutory funding requirements for fiscal year 2010, we expect to make mandatory and discretionary contributions totaling approximately $41,500 to our U.S. and non-U.S. pension plans in fiscal year 2010.
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

          The components of net periodic benefit cost/(credit) for our defined benefit pension plans and other postretirement benefit plans were as follows:

	Fiscal Three Months Ended
	March 31, 2010					March 31, 2009
					Other					Other
	Defined Benefit Pension Plans				Postre-	Defined Benefit Pension Plans				Postre-
	United	United			tirement	United	United			tirement
	States	Kingdom	Other	Total	Benefits	States	Kingdom	Other	Total	Benefits
Net periodic benefit cost/(credit):
Service cost	$—	$1,712	$165	$1,877	$34	$—	$1,258	$152	$1,410	$35
Interest cost	4,744	10,230	401	15,375	1,207	4,926	9,541	424	14,891	1,154
Expected return on plan assets	(5,012)	(9,833)	(335)	(15,180)	—	(4,268)	(7,760)	(275)	(12,303)	—
Amortization of transition (asset)/obligation	—	—	24	24	—	—	(11)	20	9	—
Amortization of prior service cost/(credit)	—	(430)	5	(425)	(996)	—	1,802	4	1,806	(1,157)
Amortization of net actuarial loss	1,735	4,055	138	5,928	52	1,877	3,057	115	5,049	245

Net periodic benefit cost/(credit)	1,467	5,734	398	7,599	297	2,535	7,887	440	10,862	277
Curtailment gain*	—	(20,086)	—	(20,086)	—	—	—	—	—	—

Total net periodic benefit cost/(credit)	$1,467	$(14,352)	$398	$(12,487)	$297	$2,535	$7,887	$440	$10,862	$277

Changes recognized in comprehensive income:
Net actuarial loss	$—	$21,130	$—	$21,130	$—	$—	$—	$—	$—	$—
Prior service credit	—	(9,054)	—	(9,054)	—	—	—	—	—	—
Amortization of transition asset/(obligation)	—	—	(24)	(24)	—	—	11	(20)	(9)	—
Amortization of prior service (cost)/credit	—	430	(5)	425	996	—	(1,802)	(4)	(1,806)	1,157
Amortization of net actuarial loss	(1,735)	(4,055)	(138)	(5,928)	(52)	(1,877)	(3,057)	(115)	(5,049)	(245)

Total recognized in comprehensive income	$(1,735)	$8,451	$(167)	$6,549	$944	$(1,877)	$(4,848)	$(139)	$(6,864)	$912

*	Curtailment gain results from the closure of the U.K. pension plan for future benefit accrual.
7. Guarantees and Warranties
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

	Maximum	Carrying Amount of Liability
	Potential	March 31,	December 31,
	Payment	2010	2009
Environmental indemnifications	No limit	$8,700	$8,800
Tax indemnifications	No limit	$—	$—
          We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Fiscal Three Months Ended
	March 31,	March 31,
Warranty Liability:	2010	2009
Balance at beginning of year	$110,800	$99,400
Accruals	6,800	7,300
Settlements	(3,600)	(500)
Adjustments to provisions	(11,500)	(11,300)

Balance at end of period	$102,500	$94,900

          We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $960,000 and $943,100 as of March 31, 2010 and December 31, 2009, respectively, primarily for performance guarantees. These balances include the standby letters of credit issued under the U.S. senior credit agreement discussed in Note 5 and from other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.
          We have also guaranteed certain performance obligations in a refinery/electric power generation project based in Chile in which we hold a noncontrolling interest. See Note 3 for further information.
8. Derivative Financial Instruments
          We are exposed to certain risks relating to our ongoing business operations. The risks managed by using derivative financial instruments relate primarily to foreign currency exchange rate risk and, to a significantly lesser extent, interest rate risk. Derivative financial instruments are recognized as assets or liabilities at fair value in our consolidated balance sheet.

	Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Location within			Location within
	Consolidated	March 31,	December 31,	Consolidated	March 31,	December 31,
	Balance Sheet	2010	2009	Balance Sheet	2010	2009
Derivatives designated as hedging instruments
Interest rate swap contracts	Other assets	$—	$—	Other long-term liabilities	$8,368	$6,554
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	1,774	1,174	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	4,765	4,934
Foreign currency forward contracts	Other accounts receivable	385	470	Accounts payable	345	246

Total derivatives		$2,159	$1,644		$13,478	$11,734

          Foreign Currency Exchange Rate Risk
          We operate on a worldwide basis with substantial operations in Europe that subject us to U.S. dollar translation risk mainly relative to the Euro and British pound. Under our risk management policies we do not hedge translation risk exposure. All activities of our non-U.S. affiliates are recorded in their functional currency, which is typically the local currency in the country of domicile of the affiliate. In the ordinary course of business, our affiliates do enter into transactions in currencies other than their respective functional currencies. We seek to minimize the resulting foreign currency transaction risk by contracting for the procurement of goods and services in the same currency as the sales value of the related long-term contract. We further mitigate the risk through the use of foreign currency forward contracts.

	Currency	Hedged Foreign	Notional Amount of	Notional Amount of
	Hedged	Currency Exposure	Forward Buy Contracts	Forward Sell Contracts
Functional	(bought or sold	(in equivalent	(in equivalent	(in equivalent
Currency	forward)	U.S. dollars)	U.S. dollars)	U.S. dollars)
British pound	Euro	$4,797	$—	$4,797
	Australian dollar	11,024	4,497	6,527
	Thai baht	1,860	1,860	—
	U.S. dollar	41,123	4,062	37,061
	South African rand	2,342	—	2,342

Australian dollar	British pound	536	—	536

Chilean peso	Euro	134	—	134

Chinese yuan	Euro	1,029	—	1,029
	U.S. dollar	17,329	10,460	6,869

Euro	U.S. dollar	34,773	4,110	30,663

Polish zloty	Euro	13,887	—	13,887

South African rand	British pound	11,480	11,480	—
	Singapore dollar	12,942	12,942	—

U.S. dollar	Canadian dollar	1,159	1,159	—
	Euro	296	296	—
	British pound	206	206	—
	Singapore dollar	46	46	—

	Total	$154,963	$51,118	$103,845

          The notional amount provides one measure of the transaction volume outstanding as of the balance sheet date. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contracts mature between fiscal years 2010 and 2013.
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

		Amount of Gain/(Loss)
		Recognized in
		Income on Derivatives
	Location of Gain/(Loss)	Fiscal Three Months Ended
Derivatives Not Designated as	Recognized in Income on	March 31,	March 31,
Hedging Instruments	Derivative	2010	2009
Foreign currency forward contracts	Cost of operating revenues	$(1,451)	$2,219
Foreign currency forward contracts	Other deductions, net	(188)	372

Total		$(1,639)	$2,591

          The mark-to-market adjustments on foreign currency forward exchange contracts for these unrealized gains or losses are primarily recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.
          During the fiscal three months ended March 31, 2010 and 2009, we included net cash outflows on the settlement of derivatives of $2,548 and $9,743, respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities in the consolidated statement of cash flows.
          Interest Rate Risk
          We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps was $79,700 as of March 31, 2010.
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

Location of
	Amount of	Gain/(Loss)	Amount of
	Gain/(Loss)	Reclassified from	Gain/(Loss)
	Recognized in	Accumulated	Reclassified from
Derivatives in	Other	Other	Accumulated Other
Cash Flow Hedging	Comprehensive	Comprehensive	Comprehensive Loss
Relationships	Income	Loss into Loss	into Loss
Fiscal Three Months Ended March 31, 2010
Interest rate swap contracts	$(1,814)	Interest expense	$—

Fiscal Three Months Ended March 31, 2009
Interest rate swap contracts	$(1,833)	Interest expense	$—
          The unrealized loss balances recognized in other comprehensive income on interest rate swap contracts of $1,814 and $1,833 do not include the related tax benefits of $499 and $504 for the fiscal three months ended March 31, 2010 and 2009, respectively.

9. Share-Based Compensation Plans
          Our share-based compensation plans include both restricted awards and stock option awards. Compensation cost for our share-based plans of $4,602 and $5,354 was charged against income for the fiscal three months ended March 31, 2010 and 2009, respectively. The related income tax benefit recognized in the consolidated statement of operations was $99 and $108 for the fiscal three months ended March 31, 2010 and 2009, respectively. We received $2,034 in cash from stock option exercises under our share-based compensation plans for the fiscal three months ended March 31, 2010. There were no option exercises under our share-based compensation plans for the fiscal three months ended March 31, 2009.
          As of March 31, 2010, we had $18,694 and $17,326 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those costs are expected to be recognized as expense over a weighted-average period of approximately 26.5 months.
          Our share-based compensation plans include a “change in control” provision, which provides for cash redemption of equity awards issued thereunder in certain limited circumstances. In accordance with Securities and Exchange Commission Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” we present the redemption amount of these equity awards as temporary equity on the consolidated balance sheet as the equity award is amortized during the vesting period. The redemption amount represents the intrinsic value of the equity award on the grant date. In accordance with FASB ASC 480-10-S99-3A (formerly EITF Topic D-98, “Classification and Measurement of Redeemable Securities”), we do not adjust the redemption amount each reporting period unless and until it becomes probable that the equity awards will become redeemable (upon a change in control event). Upon vesting of the equity awards, we reclassify the intrinsic value of the equity awards, as determined on the grant date, to permanent equity. A reconciliation of temporary equity for the fiscal three months ended March 31, 2010 and 2009 were as follows:

	March 31,	March 31,
	2010	2009
Balance at beginning of year	$2,570	$7,586
Compensation cost during the period for those equity awards with intrinsic value on the grant date	2,279	2,754
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(20)	(4,572)

Balance at end of period	$4,829	$5,768

          Our articles of association provide for conditional capital of 63,207,957 registered shares for the issuance of shares under our share-based compensation plans, outstanding share purchase warrants and other convertible securities we may issue in the future. Conditional capital decreases upon issuance of shares in connection with the exercise of outstanding stock options or vesting of restricted stock units, with an offsetting increase to our issued share capital. As of March 31, 2010, our remaining available conditional capital was 62,135,022 shares.
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

          Fiscal Year 2010
          Our effective tax rate for the fiscal first three months of 2010 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which is expected to contribute to an approximate 19-percentage point reduction in the effective tax rate for the full year 2010.

•	A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily the United States), which is expected to contribute an approximate five-percentage point increase in the effective tax rate for the full year 2010.
          Fiscal Year 2009
          Our effective tax rate for the fiscal three months ended March 31, 2009 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 19-percentage point reduction in the effective tax rate; and

•	A valuation allowance increase because we were unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily the United States), which contributed to an approximate five-percentage point increase in the effective tax rate.
          These variances were partially offset by losses in certain other jurisdictions for which no benefit was recognized (a valuation allowance is established) and other permanent differences.
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
          We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations. During the fiscal three months ended March 31, 2010, we recorded a net increase of interest expense of $942, which included $4 of previously accrued interest expense that was ultimately not assessed and net reduction of penalties on unrecognized tax benefits of $101 which included $123 of previously accrued tax penalties that were ultimately not assessed. During the fiscal three months ended March 31, 2009, we recorded a net reduction of interest expense of $62, which included $499 of previously accrued interest expense that was ultimately not assessed and a net reduction of penalties on unrecognized tax benefits of $102, which included $577 of previously accrued tax penalties that were ultimately not assessed.

11. Business Segments
          We operate through two business groups: our Global E&C Group and our Global Power Group.
Global E&C Group
          Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation and distribution facilities, and gasification facilities. Our Global E&C Group is also involved in the design of facilities in new or developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Our Global E&C Group generates revenues from design, engineering, procurement and construction and project management activities pursuant to contracts spanning up to approximately four years in duration and from returns on its equity investments in various power production facilities.
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
          Our Global Power Group offers several other products and services related to steam generators:
•	Designs, manufactures and installs auxiliary and replacement equipment for utility power and industrial facilities, including surface condensers, feed water heaters, coal pulverizers, steam generator coils and panels, biomass gasifiers, and replacement parts for steam generators.

•	Nitrogen-oxide (“NOx”) reduction systems and components for pulverized coal steam generators such as selective catalytic reduction systems, low NOx combustion systems, low NOx burners, primary combustion and overfire air systems and components, fuel and combustion air measuring and control systems and components.

•	A broad range of site services including construction and erection services, maintenance engineering, steam generator upgrading and life extension, and plant repowering.

•	Research and development in the areas of combustion, fluid and gas dynamics, heat transfer, materials and solid mechanics.

•	Technology licenses to other steam generator suppliers in select countries.
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
          A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)
Fiscal Three Months Ended March 31, 2010:
Operating revenues (third-party)	$945,573	$779,684	$165,889	$—

EBITDA (2)	$111,280	$99,933	$29,883	$(18,536)

Add: Net income attributable to noncontrolling interests	3,306
Less: Interest expense	4,551
Less: Depreciation and amortization	13,059

Income before income taxes	96,976
Less: Provision for income taxes	21,610

Net income	75,366
Less: Net income attributable to noncontrolling interests	3,306

Net income attributable to Foster Wheeler AG	$72,060

Fiscal Three Months Ended March 31, 2009:
Operating revenues (third-party)	$1,264,523	$952,412	$312,111	$—

EBITDA (3)	$105,584	$81,282	$48,783	$(24,481)

Add: Net income attributable to noncontrolling interests	1,509
Less: Interest expense	4,167
Less: Depreciation and amortization	10,551

Income before income taxes	92,375
Less: Provision for income taxes	18,003

Net income	74,372
Less: Net income attributable to noncontrolling interests	1,509

Net income attributable to Foster Wheeler AG	$72,863

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	Includes in the fiscal three months ended March 31, 2010: increased contract profit of $13,100 from the regular revaluation of final estimated contract profit*: $9,200 in our Global E&C Group and $3,900 in our Global Power Group; $20,100 curtailment gain in our Global E&C Group on the closure of the U.K. pension plan for future defined benefit accrual; and a net gain of $700 in our C&F Group on the revaluation** of our asbestos liability and related asset.

(3)	Includes in the fiscal three months ended March 31, 2009: increased contract profit of $3,300 from the regular revaluation of final estimated contract profit*: $3,100 in our Global E&C Group and $200 in our Global Power Group; and a net provision of $1,800 in our C&F Group on the revaluation of our asbestos liability and related asset.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.

**	Please refer to Note 12 for further information regarding the revaluation of our asbestos liability and related asset.
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

          Operating revenues by industry were as follows:

	Fiscal Three Months Ended
	March 31,	March 31,
Operating Revenues (Third-Party) by Industry:	2010	2009
Power generation	$155,180	$299,297
Oil refining	315,838	300,115
Pharmaceutical	12,597	15,370
Oil and gas	297,622	289,866
Chemical/petrochemical	132,107	333,040
Power plant operation and maintenance	24,322	24,093
Environmental	3,124	3,796
Other, net of eliminations	4,783	(1,054)

Total	$945,573	$1,264,523

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
          United States
          A summary of our U.S. claim activity is as follows:

	Number of Claims
	Fiscal Three Months Ended
	March 31,	March 31,
	2010	2009
Open claims at beginning of year	125,100	130,760
New claims	1,210	1,300
Claims resolved	(880)	(1,050)

Open claims at end of period	125,430	131,010

          We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through the fiscal first quarter of 2025. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

	March 31,	December 31,
	2010	2009
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$65,400	$65,600
Asbestos-related insurance recovery receivable	203,700	208,400

Total asbestos-related assets	$269,100	$274,000

Asbestos-related liabilities recorded within:
Accrued expenses	$58,600	$59,800
Asbestos-related liability	305,900	316,700

Total asbestos-related liabilities	$364,500	$376,500

          Since fiscal year-end 2004, we have worked with Analysis, Research & Planning Corporation, or ARPC, nationally recognized consultants in the United States with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at year-end for the next 15 years. Based on its review of fiscal year 2009 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability be updated as of fiscal year end 2009. Accordingly, we developed a revised estimate of our aggregate indemnity and defense costs through fiscal year end 2024 considering the advice of ARPC. In fiscal year 2009, we revalued our liability for asbestos indemnity and defense costs through fiscal year end 2024 to $376,500, which brought our liability to a level consistent with ARPC’s reasonable best estimate. Our estimated asbestos liability decreased during the fiscal three months ended March 31, 2010 as a result of payments totaling approximately $15,500, partially offset by an increase of $3,500 related to the rolling 15-year asbestos-related liability estimate.
          The amount paid for asbestos litigation, defense and case resolution was $15,500 and $20,600 for the fiscal first three months of 2010 and 2009, respectively. During the fiscal first three months of 2010 and 2009, we had net cash outflows of approximately $6,400 in both periods, resulting from asbestos liability indemnity and defense costs payments in excess of insurance settlement proceeds. Through March 31, 2010, total cumulative indemnity costs paid were approximately $701,700 and total cumulative defense costs paid were approximately $321,600.
          As of March 31, 2010, total asbestos-related liabilities were comprised of an estimated liability of $136,500 relating to open (outstanding) claims being valued and an estimated liability of $228,000 relating to future unasserted claims through the fiscal first quarter of 2025.
          Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type — mesothelioma, lung cancer and non-malignancies — and the breakdown of known and future claims into disease type — mesothelioma, lung cancer or non-malignancies. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through the fiscal first quarter of 2025, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after the fiscal first quarter of 2025, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after the fiscal first quarter of 2025. Historically, defense costs have represented approximately 31.4% of total defense and indemnity costs.
          The overall historic average combined indemnity and defense cost per resolved claim through March 31, 2010 has been approximately $2.9. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.
          The asbestos-related asset recorded within accounts and notes receivable-other as of March 31, 2010 reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The recorded asbestos-related insurance recovery receivable includes an estimate of recoveries from insurers in the unsettled insurance coverage litigation (referred to below) based upon the application of New Jersey law to certain insurance coverage issues and assumptions relating to cost allocation and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers. Such amounts have not been discounted for the time value of money.

          Since fiscal year-end 2005, we have worked with Peterson Risk Consulting LLC, nationally recognized experts in the United States with respect to the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimates including the expected timing of payments and allocation methodology assumptions we provided them, Peterson Risk Consulting LLC provided an analysis of the unsettled insurance asset as of December 31, 2009. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset as of March 31, 2010.
          As of March 31, 2010, we estimated the value of our unsettled asbestos insurance asset related to ongoing litigation in New York state court with our subsidiaries’ insurers at $3,700. The litigation relates to the amounts of insurance coverage available for asbestos-related claims and the proper allocation of the coverage among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.
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
          In the fiscal three months ended March 31, 2010, our subsidiaries reached an agreement to settle their disputed asbestos-related insurance coverage with an additional insurer. As a result of this settlement, we increased our asbestos-related insurance asset and recorded a gain of $4,000 in the fiscal three months ended March 31, 2010.
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

     During the fiscal three months ended March 31, 2010, we recognized a net gain of $700 on the revaluation of our asbestos liability and related asset resulting from the gain of $4,000 on the settlement of coverage litigation with an asbestos insurance carrier, noted above, partially offset by an increase in our provision related to the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.
     During the fiscal first three months of 2010, we had net cash outflows of approximately $6,400 resulting from asbestos liability indemnity and defense costs payments in excess of insurance settlement proceeds. We expect to have net cash inflows of $5,600 as a result of insurance settlement proceeds in excess of the asbestos liability indemnity and defense costs for the full fiscal year 2010. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.
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
     United Kingdom
     Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 942 claims have been brought against our U.K. subsidiaries of which 366 remained open as of March 31, 2010. None of the settled claims has resulted in material costs to us.
     As of March 31, 2010, we recorded total liabilities of $35,600 comprised of an estimated liability relating to open (outstanding) claims of $8,500 and an estimated liability relating to future unasserted claims through the fiscal first quarter of 2025 of $27,100. Of the total, $3,200 was recorded in accrued expenses and $32,400 was recorded in asbestos-related liability on the consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $3,200 was recorded in accounts and notes receivable-other and $32,400 was recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability and related asset recorded in the U.K. would be approximately $53,100.
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

     Power Plant Arbitration — Eastern Europe
     In June 2006, we commenced arbitration against a client seeking final payment for our services in connection with two power plants that we designed and built in Eastern Europe. The dispute primarily concerns whether we were liable to the client for liquidated damages (“LDs”) under the contract for delayed completion of the projects. The client contends that it was owed LDs, limited under the contract at approximately €37,600 (approximately $54,200 at the exchange rate in effect as of December 31, 2009), and was retaining as security for these LDs approximately €22,000 (approximately $31,700 at the exchange rate in effect as of December 31, 2009) in contract payments otherwise due to us for work performed. The client contends that it was owed an additional €6,900 (approximately $9,900 at the exchange rate in effect as of December 31, 2009) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects, the cost to relocate a piece of equipment on one of the projects and the cost of various warranty repairs and punch list work. We were seeking payment of the €22,000 (approximately $31,700 at the exchange rate in effect as of December 31, 2009 and which was recorded within contracts in process on the consolidated balance sheet) in retention that was being held by the client for LDs, plus approximately €4,900 (approximately $7,100 at the exchange rate in effect as of December 31, 2009) in interest on the retained funds, as well as approximately €9,100 (approximately $13,100 at the exchange rate in effect as of December 31, 2009) in additional compensation for extra work performed beyond the original scope of the contracts and the client’s failure to procure the required property insurance for the project, which should have provided coverage for some of the damages we incurred on the project related to turbine repairs. In October 2008, a liability award by the arbitration panel in our favor was received. The award included amounts that were “fixed” and amounts that required substantiation at a hearing on damages. The damage hearing took place in September 2009. In February 2010, we received the arbitration panel’s award which was reflected in our consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2009.
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

     Power Plant Arbitration — North America
     In January 2010, we commenced arbitration against our client in connection with a power plant project in Louisiana seeking, among other relief, a declaration as to our rights under our purchase order with respect to $17,800 in retention monies and an $82,000 letter of credit held by the client. The purchase order was for the supply of two boilers and ancillary equipment for the project. The project was substantially completed and released for commercial operation in February 2010. Our client is the project’s engineering, procurement and construction contractor. Under the terms of the purchase order, significant reductions to the retention and letter of credit monies are to occur upon the project’s achievement of substantial completion, which has been delayed due to failures on our client’s part to properly manage and execute the project. The client has taken the position that we are responsible for the project’s delays and, subsequent to service of our arbitration demand, has served its own arbitration demand, seeking to assess us with all associated late substantial completion liquidated damages under our purchase order, together with liquidated damages for alleged late material and equipment deliveries, and backcharges for corrective work and other damages arising out of allegedly defective materials and equipment delivered by us. The client contends it is owed in excess of $50,000 under our purchase order as a result of our alleged failures. There is a risk that the client will attempt to call all or part of the letter of credit during the pendency of the proceeding. We are of the opinion that any such call would be wrongful and entitle us to seek return of the funds and any other damages arising out of the call. We cannot predict the ultimate outcome of this dispute at this time.
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
     In 1998, CCERA filed suit against the PCFA and other parties seeking, among other things, to void the applicable contracts and agreements governing the Project (Camden County Energy Recovery Assoc. v. N.J. Department of Environmental Protection, et al., Superior Court of New Jersey, Mercer County, L-268-98). Since 1999, the State of New Jersey has provided subsidies sufficient to ensure the payment of each of the PCFA’s debt service payments as they became due, but the State’s currently proposed budget includes an appropriation that would not be sufficient to make the full debt service payment due in December 2010. The bonds outstanding in connection with the Project were issued by the PCFA, not by us or CCERA, and the bonds are not guaranteed by either us or CCERA. In the litigation, the defendants have asserted, among other things, that an equitable portion of the outstanding debt on the Project should be allocated to CCERA even though CCERA did not guarantee the bonds.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars, except share data and per share amounts)
     The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and results of operations for the periods indicated below. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 31, 2009, which we refer to as our 2009 Form 10-K.
Safe Harbor Statement
     This management’s discussion and analysis of financial condition and results of operations, other sections of this quarterly report on Form 10-Q and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler AG and the various industries within which we operate. These include statements regarding our expectations about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described in Part I, Item 1A, “Risk Factors,” in our 2009 Form 10-K, which we filed with the Securities and Exchange Commission, or SEC, on February 25, 2010, and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:
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
     During fiscal year 2009, we acquired substantially all of the assets of the offshore engineering division of OPE Holdings Ltd., a Canadian company that is listed on the TSX Venture Exchange and which we refer to as OPE, and we acquired substantially all of the assets of the Houston operations of Atlas Engineering, Inc., a privately held company. Both of these acquisitions expand our Global E&C Group’s upstream oil and gas engineering services capabilities.

   Results for the Fiscal Three Months ended March 31, 2010
     Our summary financial results for the fiscal three months ended March 31, 2010 and 2009 are as follows:

	Fiscal Three Months Ended
	March 31,	March 31,
	2010	2009
Consolidated Statement of Operations Data:

Operating revenues (1)	$945,573	$1,264,523

Contract profit (1)	172,082	162,752

Selling, general and administrative expenses (1)	70,305	69,248

Net income attributable to Foster Wheeler AG	72,060	72,863

Earnings per share :

Basic	0.57	0.58

Diluted	0.56	0.57

Net cash (used in)/provided by operating activities (2)	(4,217)	42,139

(1)	Please refer to the section entitled “—Results of Operations” within this Item 2 for further discussion.

(2)	Please refer to the section entitled “—Liquidity and Capital Resources” within this Item 2 for further discussion.
     Our cash and cash equivalents were $953,700 and $997,200 as of March 31, 2010 and December 31, 2009, respectively.
     Net income attributable to Foster Wheeler AG decreased in the fiscal first three months of 2010, as compared to 2009, primarily driven by decreased contract profit, excluding foreign currency fluctuations and the below noted curtailment gain related to our U.K. pension plan, and an increase in our effective tax rate, partially offset by a curtailment gain related to our U.K. pension plan that has been closed for future benefit accrual. Please refer to the section entitled "—Results of Operations” within this Item 2 for further discussion of the above noted drivers that impacted net income attributable to Foster Wheeler AG.
   Challenges and Drivers
     Our primary operating focus continues to be booking quality new business and executing our contracts well. The global markets in which we operate are largely dependent on overall economic growth and the resultant demand for oil and gas, electric power, petrochemicals and refined products.
     In our Global E&C business, we expect long-term demand to be strong for the end products produced by our clients, and to continue to stimulate investment by our clients in new and expanded plants. The global economic downturn experienced in 2008 and 2009, caused many of our E&C clients to reevaluate the size, timing and scope of their capital spending plans in relation to the kinds of energy and petrochemical projects that we serve, but as the global economic outlook continues to improve, we have noted signs of market improvement. We are seeing increasing numbers of our clients implementing their 2010 capital spending plans. A number of these clients are, however, releasing tranches of work on a piecemeal basis or are reevaluating the size, timing or configuration of specific planned projects. We are also seeing clients re-activating planned projects that were placed on hold in 2009. The challenges and drivers for our Global E&C Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global E&C Group-Overview of Segment,” within this Item 2.
     In our Global Power Group business, new order activity has been unfavorably affected by several trends which began in fiscal year 2008 and have continued through fiscal year 2009. In 2010, we have noted signs of market improvement. We believe that demand for new solid-fuel steam generators will improve in fiscal year 2010 driven primarily by growing electricity demand as global economies recover from the recent economic downturn. The challenges and drivers for our Global Power Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global Power Group-Overview of Segment,” within this Item 2.

   New Orders and Backlog of Unfilled Orders

	Fiscal Three Months Ended
	March 31,	December 31	March 31,
	2010	2009	2009

New orders, measured in future revenues	$938,500	$741,000	$906,000

	As of
	March 31,	December 31	March 31,
	2010	2009	2009
Backlog of unfilled orders, measured in future revenues	$4,027,800	$4,112,800	$4,911,200
Backlog, measured in Foster Wheeler scope*	$2,306,700	$2,068,600	$2,411,900
E&C man-hours in backlog (in thousands)	13,500	12,700	16,200

*	As defined in the section entitled “—Backlog and New Orders” within this Item 2.
     Our Global E&C Group’s new orders, measured in future revenues, were $476,300 in the fiscal first quarter of 2010, which decreased as compared to $524,700 in the fiscal fourth quarter of 2009 and $809,500 in the fiscal first quarter of 2009. These new orders are inclusive of flow-through revenues, as defined below, of $58,100, $129,700 and $96,700 for the fiscal first quarter of 2010, fiscal fourth quarter of 2009 and fiscal first quarter of 2009, respectively.
     Our Global Power Group’s new orders were $462,200 in the fiscal first quarter of 2010, which increased as compared to $216,300 in the fiscal fourth quarter of 2009 and $96,500 in the fiscal first quarter of 2009.
     The challenges and drivers for our Global E&C Group and our Global Power Group are discussed in more detail in the section entitled “—Business Segments,” within this Item 2.
Results of Operations:
   Operating Revenues:

Fiscal Three Months Ended
March 31, 2010	March 31, 2009	$ Change	% Change
$945,573	$1,264,523	$(318,950)	(25.2)%
     We operate through two business groups: our Global E&C Group and our Global Power Group. Please refer to the section entitled “—Business Segments,” within this Item 2, for a discussion of the products and services of our business segments.
     The composition of our operating revenues varies from period to period based on the portfolio of contracts in execution during any given period. Our operating revenues are therefore dependent on our portfolio of contracts, the strength of the various geographic markets and industries we serve and our ability to address those markets and industries.

     The geographic dispersion of our consolidated operating revenues for the fiscal three months ended March 31, 2010 and 2009 based upon where our projects are being executed, were as follows:

	Fiscal Three Months Ended
	March 31,	March 31,
	2010	2009	$ Change	% Change
Asia	$212,631	$391,780	$(179,149)	(46)%
Australasia and other*	288,040	249,367	38,673	16%
Europe	199,910	291,415	(91,505)	(31)%
Middle East	73,923	107,842	(33,919)	(31)%
North America	126,641	169,985	(43,344)	(25)%
South America	44,428	54,134	(9,706)	(18)%

Total	$945,573	$1,264,523	$(318,950)	(25)%

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.
     Operating revenues decreased in both our Global E&C Group and our Global Power Group, which represented 54% and 46%, respectively, of the decrease in our consolidated operating revenues in the fiscal first three months of 2010, as compared to 2009. The decrease in consolidated operating revenues in the fiscal first three months of 2010, as compared to 2009, was driven by decreased volume of business and decreased flow-through revenues, as described below, partially offset by a net increase due to foreign currency fluctuations relative to the U.S. dollar, primarily driven by the British pound and Euro. Our consolidated operating revenues decreased approximately 26% excluding the impact of the change in flow-through revenues and foreign currency fluctuations in the fiscal first three months of 2010, as compared to 2009.
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
     Our Global E&C Group experienced a decrease in operating revenues of $172,700 in the fiscal first three months of 2010, as compared to 2009, including decreased flow-through revenues of $145,400, which represented 84% and 46% of the decreases in our Global E&C Group and consolidated operating revenues, respectively. Our Global E&C Group’s operating revenues decreased approximately 11% excluding the impact of the change in flow-through revenues and foreign currency fluctuations in the fiscal first three months of 2010, as compared to 2009. Please refer to the section entitled “—Business Segments,” within this Item 2, for a discussion of our view of the market outlook for our Global E&C Group.
     Our Global Power Group experienced a decrease in operating revenues of $146,200 in the fiscal first three months of 2010, as compared to 2009, which represented 46% of the decrease in our consolidated operating revenues. Our Global Power Group’s operating revenues decreased approximately 49%, excluding the impact of the change in foreign currency fluctuations in the fiscal first three months of 2010, as compared to 2009. Please refer to the section entitled "—Business Segments,” within this Item 2, for a discussion of our view of the market outlook for our Global Power Group.

     Contract Profit:

Fiscal Three Months Ended
March 31, 2010	March 31, 2009	$ Change	% Change
$172,082	$162,752	$9,330	5.7%
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
     The increase in our contract profit in the fiscal first three months of 2010, as compared to fiscal year 2009, resulted primarily from a curtailment gain related to our U.K. pension plan that has been closed for future benefit accrual of approximately $20,100 and an increase in contract profit of approximately $5,600 due to foreign currency fluctuations relative to the U.S. dollar, primarily driven by the British pound and Euro, and a slight increase of contract profit in our Global E&C Group, partially offset by a decrease of contract profit in our Global Power Group. Please refer to the section entitled “—Business Segments,” within this Item 2, for further information.
     Selling, General and Administrative (SG&A) Expenses:

Fiscal Three Months Ended
March 31, 2010	March 31, 2009	$ Change	% Change
$70,305	$69,248	$1,057	1.5%
     SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.
     The increase in SG&A expenses in the fiscal first three months of 2010, as compared to 2009, resulted primarily from an increase in sales pursuit costs of $3,200, which was partially offset by a decrease in general overhead costs of $2,000, while research and development costs were relatively unchanged.
     Other Income, net:

Fiscal Three Months Ended
March 31, 2010	March 31, 2009	$ Change	% Change
$8,332	$8,203	$129	1.6%
          Other income, net in the fiscal first three months of 2010 consisted primarily of $6,500 in equity earnings generated from our investments, primarily from our ownership interests in build, own and operate projects in Italy and Chile. Other income, net was relatively unchanged in the fiscal first three months of 2010, as compared to 2009, with an increase in equity earnings in our Global E&C Group’s projects in Italy of $1,000, substantially offset by a corresponding decrease in equity earnings in our Global Power Group’s project in Chile. Please refer to the section entitled “—Business Segments,” within this Item 2, for further information.
     Other Deductions, net:

Fiscal Three Months Ended
March 31, 2010	March 31, 2009	$ Change	% Change
$11,688	$6,087	$5,601	92.0%
     Other deductions, net in the fiscal first three months of 2010 consisted primarily of $4,500 of net foreign exchange transaction losses, $3,500 of legal fees, $1,500 of consulting fees and $900 of bank fees. The net foreign exchange transaction losses in the fiscal first three months of 2010 resulted primarily from exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.

          Other deductions, net in the fiscal first three months of 2009 consisted primarily of $4,100 of legal fees, $1,000 of bank fees and consulting fees of $600, partially offset by $700 in net foreign exchange transaction gains and a net $100 reduction in tax penalties, which included $600 of previously accrued tax penalties that were ultimately not assessed.
     Interest Income:

Fiscal Three Months Ended
March 31, 2010	March 31, 2009	$ Change	% Change
$2,359	$2,672	$(313)	(11.7)%
          Interest income in the fiscal first three months of 2010, as compared to 2009, was relatively unchanged which was the net result of decreased interest income from lower interest rates and investment yields, partially offset by increased income generated from higher average cash and cash equivalents balances during the fiscal first three months of 2010.
     Interest Expense:

Fiscal Three Months Ended
March 31, 2010	March 31, 2009	$ Change	% Change
$4,551	$4,167	$384	9.2%
          The increase in interest expense in the fiscal first three months of 2010, as compared to 2009, primarily resulted from a $1,000 increase in accrued interest expense on unrecognized tax benefits, partially offset by decreased interest expense related to a decrease in the average outstanding balance of our long-term debt.
     Net Asbestos-Related (Gain)/Provision:

Fiscal Three Months Ended
March 31, 2010	March 31, 2009	$ Change	% Change
$(747)	$1,750	$(2,497)	(142.7)%
          The change in the net asbestos-related (gain)/provision primarily resulted from a gain of $4,000 on the settlement of coverage litigation with an asbestos insurance carrier, partially offset by an increase in our provision related to the revaluation of our asbestos liability and related asset estimate. Please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for further information.
     Provision for Income Taxes:

Fiscal Three Months Ended
	March 31, 2010	March 31, 2009	$ Change	% Change
Provision for income taxes	$21,610	$18,003	$3,607	20.0%
Effective Tax Rate	22.3%	19.5%
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

          Fiscal Year 2010
          Our effective tax rate for the fiscal first three months of 2010 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which is expected to contribute to an approximate 19-percentage point reduction in the effective tax rate for the full year 2010.

•	A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily the United States), which is expected to contribute an approximate five-percentage point increase in the effective tax rate for the full year 2010.
          Fiscal Year 2009
          Our effective tax rate for the fiscal first three months of 2009 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 19-percentage point reduction in the effective tax rate.

•	A valuation allowance increase because we were unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily the United States), which contributed to an approximate five-percentage point increase in the effective tax rate.
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
     Net Income Attributable to Noncontrolling Interests:

Fiscal Three Months Ended
March 31, 2010	March 31, 2009	$ Change	% Change
$3,306	$1,509	$1,797	119.1%
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
          The increase in net income attributable to noncontrolling interests in the fiscal first three months of 2010, as compared to 2009, primarily resulted from our operations in South Africa and Martinez, California.
     EBITDA:

Fiscal Three Months Ended
March 31, 2010	March 31, 2009	$ Change	% Change
$111,280	$105,584	$5,696	5.4%
          EBITDA increased in the fiscal first three months of 2010, as compared to 2009, primarily driven by a curtailment gain of $20,100 related to our U.K. pension plan that has been closed for future benefit accrual, partially offset by decreased contract profit of $16,400, excluding foreign currency fluctuations and the above noted curtailment gain related to our U.K. pension plan. Please refer to the preceding discussion of each of these items within this “—Results of Operations” section.
          See the individual segment explanations below for additional details.
          EBITDA is a supplemental financial measure not defined in generally accepted accounting principles, or GAAP. We define EBITDA as income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. Certain covenants under our current senior credit agreement use an adjusted form of EBITDA such that in the covenant calculations the EBITDA as presented herein is adjusted for certain unusual and infrequent items specifically excluded in the terms of our current senior credit agreement. We believe that the line item on the consolidated statement of operations entitled “net income attributable to Foster Wheeler AG” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income attributable to Foster Wheeler AG as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income attributable to Foster Wheeler AG, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:
•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and

•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.

     A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)
Fiscal Three Months Ended March 31, 2010:
EBITDA (2)	$111,280	$99,933	$29,883	$(18,536)

Less: Interest expense	4,551
Less: Depreciation and amortization	13,059
Less: Provision for income taxes	21,610

Net income attributable to Foster Wheeler AG	$72,060

Fiscal Three Months Ended March 31, 2009:
EBITDA (3)	$105,584	$81,282	$48,783	$(24,481)

Less: Interest expense	4,167
Less: Depreciation and amortization	10,551
Less: Provision for income taxes	18,003

Net income attributable to Foster Wheeler AG	$72,863

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	Includes in the fiscal first three months of 2010: increased contract profit of $13,100 from the regular revaluation of final estimated contract profit*: $9,200 in our Global E&C Group and $3,900 in our Global Power Group; $20,100 curtailment gain in our Global E&C Group on the closure of the U.K. pension plan for future defined benefit accrual; and a net gain of $700 in our C&F Group on the revaluation** of our asbestos liability and related asset.

(3)	Includes in the fiscal first three months of 2009: increased contract profit of $3,300 from the regular revaluation of final estimated contract profit*: $3,100 in our Global E&C Group and $200 in our Global Power Group; and a provision of $1,800 in our C&F Group on the revaluation** of our asbestos liability and related asset.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding changes in our final estimated contract profit.

**	Please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding the revaluation of our asbestos liability and related asset.
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

Business Segments
          EBITDA, as discussed and defined above, is the primary measure of operating performance used by our chief operating decision maker.
     Global E&C Group

	Fiscal Three Months Ended
	March 31,	March 31,
	2010	2009	$ Change	% Change
Operating revenues	$779,684	$952,412	$(172,728)	(18.1)%

EBITDA	$99,933	$81,282	$18,651	22.9%

     Results
          The geographic dispersion of our Global E&C Group’s operating revenues for the fiscal first three months of 2010 and 2009 based upon where our projects are being executed, were as follows:

	Fiscal Three Months Ended
	March 31,	March 31,
	2010	2009	$ Change	% Change
Asia	$187,271	$366,962	$(179,691)	(49)%
Australasia and other*	287,597	247,480	40,117	16%
Europe	141,807	152,840	(11,033)	(7)%
Middle East	70,540	107,842	(37,302)	(35)%
North America	59,546	58,658	888	2%
South America	32,923	18,630	14,293	77%

Total	$779,684	$952,412	$(172,728)	(18)%

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.
          Our Global E&C Group experienced a decrease in operating revenues of $172,700 in the fiscal first three months of 2010, as compared to 2009, including decreased flow-through revenues of $145,400, which represented 84% of the decrease in our Global E&C Group’s operating revenues. Our Global E&C Group’s operating revenues decreased approximately 11% excluding the impact of the change in flow-through revenues and foreign currency fluctuations in the fiscal first three months of 2010, as compared to 2009. Please refer to the “—Overview of Segment” section below for a discussion of our Global E&C Group’s market outlook.
          The increase in our Global E&C Group’s EBITDA in the fiscal first three months of 2010, as compared to 2009, resulted primarily from the net impact of the following:
•	A curtailment gain related to our U.K. pension plan that has been closed for future benefit accrual of $20,100, which was included in contract profit.

•	Increased contract profit, excluding the above noted curtailment gain related to our U.K. pension plan, as a result of increased contract profit margins, significantly offset by the volume decrease in operating revenues, excluding the change in flow-through revenues.

•	An increase in equity earnings in our Global E&C Group’s projects in Italy of $1,000.
          These increases in EBITDA were partially offset by net foreign exchange transaction losses of $5,100, which are included in other deductions, net, and resulted primarily from the impact of exchange rate fluctuations on cash balances that were denominated in a currency other than the functional currency of our subsidiaries that held these cash balances.

          Overview of Segment
          Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation and distribution facilities, and gasification facilities. Our Global E&C Group is also involved in the design of facilities in new or developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Our Global E&C Group generates revenues from design, engineering, procurement, construction and project management activities pursuant to contracts spanning up to approximately four years in duration and from returns on its equity investments in various power production facilities.
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
          Although the global economy is showing signs of recovery, several of our clients are continuing to reevaluate the size, timing and scope of their capital spending plans in relation to the kinds of energy and petrochemical projects that we serve. We have seen instances of postponement or cancellation of prospects; resizing of prospective projects to make them more economically viable and intensified competition among engineering and construction contractors which has resulted in pricing pressure. These factors may continue in fiscal year 2010. However, we continue to see projects moving forward and clients starting to re-examine previously postponed projects to review the business cases for proceeding with such projects. In addition, we believe world demand for energy and chemicals will continue to grow over the long term and that clients will continue to invest in new and upgraded capacity to meet that demand. We have noted signs of market improvement. Moreover, we have continued to be successful in booking contracts of varying types and sizes in our key end markets, including the award of an engineering, procurement and construction management contract in South Africa and a further contract relating to a refinery and petrochemical complex in Vietnam. Our success in this regard is a reflection of our technical expertise, our long-term relationships with clients, and our selective approach in pursuit of new prospects where we believe we have significant differentiators.

     Global Power Group

	Fiscal Three Months Ended
	March 31,	March 31,
	2010	2009	$ Change	% Change
Operating revenues	$165,889	$312,111	$(146,222)	(46.8)%

EBITDA	$29,883	$48,783	$(18,900)	(38.7)%

          Results
          The geographic dispersion of our Global Power Group’s operating revenues for the fiscal first three months of 2010 and 2009 based upon where our projects are being executed, were as follows:

	Fiscal Three Months Ended
	March 31,	March 31,
	2010	2009	$ Change	% Change
Asia	$25,360	$24,818	$542	2%
Australasia and other*	443	1,887	(1,444)	(77)%
Europe	58,103	138,575	(80,472)	(58)%
Middle East	3,383	—	3,383	100%
North America	67,095	111,327	(44,232)	(40)%
South America	11,505	35,504	(23,999)	(68)%

Total	$165,889	$312,111	$(146,222)	(47)%

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.
          Our Global Power Group experienced a decrease in operating revenues of $146,200 in the fiscal first three months of 2010, as compared to 2009. Our Global Power Group’s operating revenues decreased approximately 49%, excluding the impact of the change in foreign currency fluctuations in the fiscal first three months of 2010, as compared to 2009. Please refer to the “—Overview of Segment” section below for a discussion of our Global Power Group’s market outlook.
          The decrease in our Global Power Group’s EBITDA in the fiscal first three months of 2010, as compared to 2009, resulted primarily from the net impact of the following:
•	Decreased contract profit as a result of the volume decrease in operating revenues, significantly offset by increased contract profit margins.

•	A decrease in equity earnings in our Global Power Group’s project in Chile of $1,000 which was primarily due to significantly reduced operating capacity as a result of an earthquake that occurred off the coast of Chile during the fiscal first three months of 2010. Please refer to the “—Liquidity and Capital Resources-Outlook” section within this Item 2 for further discussion of the damage and forecasted insurance recoveries.

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
          In our Global Power Group business, new order activity has been unfavorably affected by several trends which began in fiscal year 2008, continued during fiscal year 2009 and which may continue in the future. Weakness in the global economy reduced the near-term growth in demand for electricity. In addition, political and environmental sensitivity regarding coal-fired steam generators caused a number of our Global Power Group’s prospective projects to be postponed or cancelled as clients experienced difficulty in obtaining the required environmental permits or decided to wait for additional clarity regarding state and federal regulations. This environmental concern has been especially pronounced in the United States, and to a lesser extent in Europe, and is linked to the view that solid-fuel-fired steam generators contribute to global warming through the discharge of greenhouse gas emissions into the atmosphere. Credit concerns among certain clients also contributed to the slowed pace of new contract awards in fiscal year 2009. In addition, the depressed level of natural gas pricing experienced in fiscal years 2008 and 2009, increased the attractiveness of that fuel, in relation to coal, for the generation of electricity. Finally, the constraints on the global credit market are impacting and may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. We believe that demand for new solid-fuel steam generators will improve in fiscal year 2010 driven primarily by growing electricity demand as global economies recover from the recent economic downturn. We have noted signs of market improvement. However, the severity of the impact on new contract awards in fiscal year 2009 is likely to impact our financial performance in fiscal year 2010.
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

Liquidity and Capital Resources
          Fiscal First Three Months of 2010 Activities
          Our cash and cash equivalents and restricted cash balances were:

	As of
	March 31,	December 31,
	2010	2009	$ Change	% Change
Cash and cash equivalents	$953,688	$997,158	$(43,470)	(4.4)%
Restricted cash	30,759	34,905	(4,146)	(11.9)%

Total	$984,447	$1,032,063	$(47,616)	(4.6)%

          Total cash and cash equivalents and restricted cash held by our non-U.S. entities as of March 31, 2010 and December 31, 2009 were $773,900 and $806,800, respectively.
          During the fiscal first three months of 2010 we experienced a decrease in cash and cash equivalents of $43,500, primarily as a result of a $30,500 decrease due to exchange rate changes, while cash used for operating activities and capital expenditures were $4,200 and $6,200, respectively.
          Cash Flows from Operating Activities:

Fiscal Three Months Ended
March 31, 2010	March 31, 2009	$ Change	% Change
$(4,217)	$42,139	$(46,356)	(110.0)%
          Net cash used by operating activities in the fiscal first three months of 2010 primarily resulted from cash used for working capital of $61,000, mandatory and discretionary contributions to our non-U.S. pension plans of $13,700, which included discretionary contributions of approximately $7,800, and net asbestos-related payments of $6,400 (please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for further information on net asbestos-related payments), partially offset by cash provided by net income of $75,400.
          The primary sources of net cash provided by operating activities in the fiscal first three months of 2009 were net income of $74,400, partially offset by cash used for working capital of $39,900, mandatory contributions to our non-U.S. pension plans of $6,300 and net asbestos-related payments of $6,400 (please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for further information on net asbestos-related payments).
          The decrease in cash provided by operating activities of $46,400 in the fiscal first three months of 2010, as compared to 2009, resulted primarily from the increase in cash used for working capital of $21,100 and increased contributions to our pension plans of $7,400, primarily from discretionary contributions in fiscal year 2010 noted above.
          Cash used for working capital was $61,000 and $39,900 in the fiscal first three months of 2010 and 2009, respectively. Working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts and the timing of the related cash receipts. We experienced an increase in cash used for working capital during the fiscal first three months of 2010 as compared to 2009, as cash receipts from client billings decreased relative to cash used for services rendered and purchases of materials and equipment. The increase in cash used for working capital during the fiscal first three months of 2010 was driven by our Global E&C Group, partially offset by cash generated by our Global Power Group.
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

          Cash Flows from Investing Activities:

Fiscal Three Months Ended
March 31, 2010	March 31, 2009	$ Change	% Change
$(4,788)	$(14,900)	$10,112	(67.9)%
          The net cash used in investing activities in the fiscal first three months of 2010 was attributable primarily to capital expenditures of $6,200 and a contractual payment of $1,200 related to a prior acquisition of a business.
          The net cash used in investing activities in the fiscal first three months of 2009 was attributable primarily to capital expenditures of $14,600, which included $7,700 of expenditures in FW Power S.r.l. related to the construction of electric generating wind farm projects in Italy which were completed in fiscal year 2009.
          The capital expenditures in the fiscal first three months of 2010 and 2009 related primarily to project construction (including the fiscal year 2009 wind farm project expenditures in FW Power S.r.l., noted above), leasehold improvements, information technology equipment and office equipment. Our capital expenditures decreased $8,400 in the fiscal first three months of 2010, as compared to 2009, as a result of decreased expenditures in our Global E&C Group, while expenditures in our Global Power Group were relatively unchanged.
          Cash Flows from Financing Activities:

Fiscal Three Months Ended
March 31, 2010	March 31, 2009	$ Change	% Change
$(3,933)	$(1,011)	$(2,922)	289.0%
          The net cash used in financing activities in the fiscal first three months of 2010 was attributable primarily to the repayment of short-term and long-term project debt and capital lease obligations of $3,300 and distributions to noncontrolling interests of $4,800, partially offset by proceeds from the issuance of short-term project debt of $2,200 and cash provided from exercises of stock options of $2,000.
     The net cash used in financing activities in the fiscal first three months of 2009 was attributable primarily to the repayment of short-term and long-term debt and capital lease obligations of $3,900, partially offset by proceeds from the issuance of short-term project debt of $2,900.

          Outlook
          Our liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. entities, changes in working capital activities, unused credit line availability and claim recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling 12-month period. Based on these forecasts, we believe our existing cash balances and forecasted net cash provided by operating activities will be sufficient to fund our operations throughout the next 12 months. Based on these forecasts, our primary cash needs will be working capital, capital expenditures, asbestos liability indemnity and defense costs and acquisitions. We may also use cash to repurchase shares under our share repurchase program, as described further below, under which we are authorized to repurchase up to $264,773 of our outstanding shares. The majority of our cash balances are invested in short-term interest bearing accounts with maturities of less than three months. We continue to consider investing some of our cash in longer-term investment opportunities, including the acquisition of other entities or operations in the engineering and construction industry or power industry and/or the reduction of certain liabilities such as unfunded pension liabilities. We may elect to make additional discretionary contributions to our U.S. and/or U.K. pension plans during fiscal year 2010.
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
          During the fiscal first three months of 2010, we had net cash outflows of approximately $6,400 resulting from asbestos liability indemnity and defense costs payments in excess of insurance settlement proceeds. We expect to have net cash inflows of $5,600 as a result of insurance settlement proceeds in excess of the asbestos liability indemnity and defense costs for the full fiscal year 2010. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.
          We have a U.S. senior credit agreement which provides for a facility of $450,000 and includes a provision which permits future incremental increases of up to $100,000 in total availability under the facility. We had approximately $288,200 and $308,000 of letters of credit outstanding under our U.S. senior credit agreement as of March 31, 2010 and December 31, 2009, respectively. The letter of credit fees range from 1.50% to 1.60%, excluding a fronting fee of 0.125% per annum. We do not intend to borrow under our U.S. senior revolving credit facility during fiscal year 2010. A portion of the letters of credit issued under the U.S. senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in the credit rating assigned to the U.S. senior credit agreement by Moody’s Investors Service and/or Standard & Poor’s, or S&P. As a result of the improvement in our S&P credit rating in March 2007, we achieved, and continue to maintain, the lowest possible pricing under the performance pricing provisions of our U.S. senior credit agreement. This performance pricing is not expected to materially impact our liquidity or capital resources in fiscal year 2010. Our U.S. senior credit agreement expires on September 13, 2011; however, we may consider entering into a new agreement and terminating the existing agreement during fiscal year 2010. Please refer to Note 5 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.
          On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to the refinery/electric power generation project in which we hold an 85% noncontrolling interest. The plant has not operated since that date. We do not yet have a complete assessment of the extent of the damage or an estimate of the required cost of repairs. However, we believe the insurance coverages in effect are sufficient to cover the estimated costs of repairing the facility and to substantially compensate us for the business interruption until normal activities can resume. Please refer to Note 3 in the consolidated financial statements in this quarterly report on Form 10-Q for further information on our equity interest in this project.

          We are not required to make any mandatory contributions to our U.S. pension plans in fiscal year 2010 based on the minimum statutory funding requirements. We made mandatory and discretionary contributions totaling approximately $13,700 to our non-U.S. pension plans, which included discretionary contributions of approximately $7,800, during the fiscal first three months of 2010. Based on the minimum statutory funding requirements for fiscal year 2010, we expect to make mandatory and discretionary contributions totaling approximately $41,500 to our U.S. and non-U.S. pension plans. The Patient Protection and Affordable Care Act and the Health Care and Education and Reconciliation Act were signed into law in the U.S. in March 2010. The law includes a significant number of health-related provisions, most of which will take effect beginning in 2011 or later. We are currently reviewing the law to determine its impact on our U.S. operations. At this time we do not expect that the law will have a significant impact on our financial condition, results of operations or cash flows.
          On September 12, 2008, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $750,000 of our outstanding shares and the designation of the repurchased shares for cancellation. Based on the aggregate share repurchases under our program through March 31, 2010, we are authorized to repurchase up to $264,773 of our outstanding shares. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Cumulatively through May 5, 2010, we have repurchased 18,098,519 shares for an aggregate cost of approximately $485,600 (which includes commissions of $400). We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other open market purchases. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans.
          We have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends. Our current credit agreement contains limitations on cash dividend payments as well as other restricted payments.
Off-Balance Sheet Arrangements
          We own several noncontrolling equity interests in power projects in Chile and Italy. Certain of the projects have third-party debt that is not consolidated in our balance sheet. We have also issued certain guarantees for the Chile based project. Please refer to Note 3 to the consolidated financial statements in this quarterly report on Form 10-Q for further information related to these projects.

Backlog and New Orders
     New orders are recorded and added to the backlog of unfilled orders based on signed contracts as well as agreed letters of intent, which we have determined are legally binding and likely to proceed. Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur. The elapsed time from the award of a contract to completion of performance may be up to approximately four years. The dollar amount of backlog is not necessarily indicative of our future earnings related to the performance of such work due to factors outside our control, such as changes in project schedules, scope adjustments or project cancellations. We cannot predict with certainty the portion of backlog to be performed in a given year. Backlog is adjusted quarterly to reflect new orders, project cancellations, deferrals, revised project scope and cost and sales of subsidiaries, if any.
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
     New Orders, Measured in Terms of Future Revenues

	Fiscal Three Months Ended March 31, 2010			Fiscal Three Months Ended March 31, 2009
	Global	Global		Global	Global
	E&C Group	Power Group	Total	E&C Group	Power Group	Total
By Project Location:
North America	$60,900	$70,700	$131,600	$82,400	$39,900	$122,300
South America	26,100	3,000	29,100	9,600	2,300	11,900
Europe	87,400	336,800	424,200	83,800	42,100	125,900
Asia	90,400	50,600	141,000	514,400	12,000	526,400
Middle East	55,300	—	55,300	49,100	—	49,100
Australasia and other*	156,200	1,100	157,300	70,200	200	70,400

Total	$476,300	$462,200	$938,500	$809,500	$96,500	$906,000

By Industry:
Power generation	$7,300	$437,800	$445,100	$14,500	$82,600	$97,100
Oil refining	208,700	—	208,700	543,100	—	543,100
Pharmaceutical	10,000	—	10,000	17,800	—	17,800
Oil and gas	86,000	—	86,000	141,200	—	141,200
Chemical/petrochemical	153,000	—	153,000	100,500	—	100,500
Power plant operation and maintenance	—	24,400	24,400	—	13,900	13,900
Environmental	6,300	—	6,300	3,900	—	3,900
Other, net of eliminations	5,000	—	5,000	(11,500)	—	(11,500)

Total	$476,300	$462,200	$938,500	$809,500	$96,500	$906,000

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.

     Backlog, Measured in Terms of Future Revenues

	As of March 31, 2010			As of December 31, 2009
	Global	Global		Global	Global
	E&C Group	Power Group	Total	E&C Group	Power Group	Total
By Contract Type:
Lump-sum turnkey	$100	$410,400	$410,500	$100	$169,300	$169,400
Other fixed-price	214,200	400,900	615,100	215,800	306,300	522,100
Reimbursable	2,950,600	54,400	3,005,000	3,297,700	128,700	3,426,400
Eliminations	(200)	(2,600)	(2,800)	(900)	(4,200)	(5,100)

Total	$3,164,700	$863,100	$4,027,800	$3,512,700	$600,100	$4,112,800

By Project Location:
North America	$472,900	$203,300	$676,200	$472,700	$198,900	$671,600
South America	176,600	43,300	219,900	185,300	52,700	238,000
Europe	347,500	479,800	827,300	432,800	228,500	661,300
Asia	594,000	113,500	707,500	728,400	93,200	821,600
Middle East	195,300	21,800	217,100	226,000	27,800	253,800
Australasia and other*	1,378,400	1,400	1,379,800	1,467,500	(1,000)	1,466,500

Total	$3,164,700	$863,100	$4,027,800	$3,512,700	$600,100	$4,112,800

By Industry:
Power generation	$12,500	$745,100	$757,600	$18,900	$482,100	$501,000
Oil refining	1,493,000	—	1,493,000	1,597,900	—	1,597,900
Pharmaceutical	17,700	—	17,700	21,300	—	21,300
Oil and gas	1,294,500	—	1,294,500	1,559,400	—	1,559,400
Chemical/petrochemical	326,100	—	326,100	299,800	—	299,800
Power plant operation and maintenance	—	118,000	118,000	—	118,000	118,000
Environmental	10,800	—	10,800	8,200	—	8,200
Other, net of eliminations	10,100	—	10,100	7,200	—	7,200

Total	$3,164,700	$863,100	$4,027,800	$3,512,700	$600,100	$4,112,800

Backlog, measured in terms of Foster Wheeler Scope
Total	$1,455,200	$851,500	$2,306,700	$1,480,100	$588,500	$2,068,600

E & C Man-hours in Backlog (in thousands)
Total	13,500		13,500	12,700		12,700

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.
     The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in decreases of $179,700 and $85,700, respectively, as of March 31, 2010 as compared to December 31, 2009.
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
     A full discussion of our critical accounting policies and estimates is included in our 2009 Form 10-K. We did not have a significant change to the application of our critical accounting policies and estimates during the fiscal first three months of 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the fiscal first three months of 2010, there were no material changes in the market risks as described in our annual report on Form 10-K for the fiscal year ended December 31, 2009.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting in the fiscal three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.
ITEM 1A. RISK FACTORS
     Information regarding our risk factors appears in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2009, which we filed with the SEC on February 25, 2010. There have been no material changes in those risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers (amounts in thousands of dollars, except share data and per share amounts).
     On September 12, 2008, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $750,000 of our outstanding shares and the designation of the repurchased shares for cancellation. Based on the aggregate share repurchases under our program through March 31, 2010, we are authorized to repurchase up to $264,773 of our outstanding shares. As noted in the table below, there were no purchases under our share repurchase program during the fiscal three months ended March 31, 2010.

			Total Number		Approximate
			of Shares		Dollar Value
			Purchased as		of Shares that
			Part of		May Yet Be
		Average	Publicly		Purchased
	Total Number	Price	Announced		Under the
	of Shares	Paid per	Plans		Plans or
Fiscal Month	Purchased(1)	Share	or Programs		Programs
January 1, 2010 through January 31, 2010	—	$—	—
February 1, 2010 through February 28, 2010	—	—	—
March 1, 2010 through March 31, 2010	—	—	—

Total	—	$—	—	(2)	$264,773

(1)	During the fiscal three months ended March 31, 2010, we did not repurchase any shares in open market transactions pursuant to our share repurchase program. We are authorized to repurchase up to $264,773 of our outstanding shares. The repurchase program has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase programs.

(2)	As of March 31, 2010, an aggregate of 18,098,519 shares were purchased for a total of $485,227 since the inception of the repurchase program announced on September 12, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibits
3.1	Articles of Association of Foster Wheeler AG. (Filed as Exhibit 3.1 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

3.2	Organizational Regulations of Foster Wheeler AG. (Filed as Exhibit 3.2 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

4.0	Foster Wheeler AG hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler AG and its consolidated subsidiaries to the Commission upon request.

10.1	Guarantee Facility, dated December 15, 2009, among Foster Wheeler Limited, Foster Wheeler Energy Limited, Foster Wheeler World Services Limited, Foster Wheeler (G.B.) Limited and The Bank of Scotland regarding, among other things, a £100,000,000 uncommitted guarantee facility and a £150,000,000 forward foreign exchange facility. (Filed as Exhibit 10.8 to Foster Wheeler AG’s Form 10-K, for the fiscal year ended December 31, 2009, and incorporated herein by reference.)

10.2*	Consulting Agreement between Foster Wheeler Inc. and Raymond J. Milchovich, dated as of March 15, 2010. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, dated March 15, 2010 and filed on March 18, 2010, and incorporated herein by reference.)

10.3*	Second Amendment to the Employment Agreement between Foster Wheeler Inc. and Umberto della Sala, dated as of February 18, 2010. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, dated February 18, 2010 and filed on February 22, 2010, and incorporated herein by reference.)

10.4*	Unofficial English Translation of Extension of Fixed Term Employment Agreement between Foster Wheeler Global E&C S.r.l. and Umberto della Sala, dated February 18, 2010. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, dated February 18, 2010 and filed on February 22, 2010, and incorporated herein by reference.)

10.5*	First Amendment to the Employment Agreement, dated as of January 18, 2010, between Foster Wheeler Inc. and Franco Baseotto. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, dated January 14, 2010 and filed on January 20, 2010, and incorporated herein by reference.)

10.6*	First Amendment to the Employment Agreement, dated as of January 18, 2010, between Foster Wheeler Inc. and Beth Sexton. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, dated January 14, 2010 and filed on January 20, 2010, and incorporated herein by reference.)

10.7*	First Amendment to the Employment Agreement, dated as of January 18, 2010, between Foster Wheeler Inc. and Peter D. Rose. (Filed as Exhibit 10.84 to Foster Wheeler AG’s Form 10-K, for the fiscal year ended December 31, 2009, and incorporated herein by reference.)

10.8*	First Amendment to the Employment Agreement, dated as of December 21, 2009, between Foster Wheeler North America Corp. and Gary T. Nedelka. (Filed as Exhibit 10.89 to Foster Wheeler AG’s Form 10-K, for the fiscal year ended December 31, 2009, and incorporated herein by reference.)

10.9*	First Amendment to the Employment Agreement, dated as of January 18, 2010, between Foster Wheeler Inc. and Lisa Z. Wood. (Filed as Exhibit 10.91 to Foster Wheeler AG’s Form 10-K, for the fiscal year ended December 31, 2009, and incorporated herein by reference.)

10.10*	First Amendment to the Employment Agreement, dated as of January 18, 2010, between Foster Wheeler Inc. and Thierry Desmaris. (Filed as Exhibit 10.93 to Foster Wheeler AG’s Form 10-K, for the fiscal year ended December 31, 2009, and incorporated herein by reference.)

10.11*	First Amendment to the Employment Agreement, dated as of January 18, 2010, between Foster Wheeler Inc. and Rakesh K. Jindal. (Filed as Exhibit 10.95 to Foster Wheeler AG’s Form 10-K, for the fiscal year ended December 31, 2009, and incorporated herein by reference.)

10.12*	Employment Agreement, dated as of November 3, 2009, among Foster Wheeler USA Corporation, and Robert C. Flexon. (Filed as Exhibit 10.96 to Foster Wheeler AG’s Form 10-K, for the fiscal year ended December 31, 2009, and incorporated herein by reference.)

Exhibit No.	Exhibits
10.13*	Employment Agreement, dated as of February 16, 2009, between Foster Wheeler USA Corporation and W. Troy Roder. (Filed as Exhibit 10.98 to Foster Wheeler AG’s Form 10-K, for the fiscal year ended December 31, 2009, and incorporated herein by reference.)

10.14*	First Amendment, dated as of January 1, 2010, to the Employment Agreement between Foster Wheeler Energy Limited and Michelle K. Davies.

10.15*	Contract of Employment between Foster Wheeler Energy Limited and Michelle Davies, prepared on August 8, 2008. (Filed as Exhibit 10.99 to Foster Wheeler AG’s Form 10-K, for the fiscal year ended December 31, 2009, and incorporated herein by reference.)

10.16*	Form of Employee Nonqualified Stock Option Agreement effective May 2010 with respect to certain employees and executive officers.

10.17*	Form of Employee Restricted Stock Unit Award Agreement effective May 2010 with respect to certain employees and executive officers

23.1	Consent of Analysis, Research & Planning Corporation.

23.2	Consent of Peterson Risk Consulting LLC.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG (Registrant)
Date: May 5, 2010	/s/ Raymond J. Milchovich
Raymond J. Milchovich
Chairman and Chief Executive Officer

Date: May 5, 2010	/s/ Franco Baseotto
Franco Baseotto
Executive Vice President, Chief Financial Officer and Treasurer