Form 10-Q
period 2010-06-30
FOSTER WHEELER AG
filed 2010-08-05
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number 001-31305
FOSTER WHEELER AG
(Exact name of registrant as specified in its charter)

Switzerland	98-0607469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Rue de Lausanne
CH 1202 Geneva, Switzerland	1202
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 127,521,939 registered shares (CHF 3.00 par value) were outstanding as of July 23, 2010.

FOSTER WHEELER AG
INDEX

Part I FINANCIAL INFORMATION	3

Item 1 — Financial Statements (Unaudited):	3

Consolidated Statement of Operations for the Fiscal Quarters and Six Months Ended June 30, 2010 and 2009	3

Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009	4

Consolidated Statement of Changes in Equity for the Fiscal Six Months Ended June 30, 2010 and 2009	5

Consolidated Statement of Cash Flows for the Fiscal Six Months Ended June 30, 2010 and 2009	6

Notes to Consolidated Financial Statements	7

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3 — Quantitative and Qualitative Disclosures about Market Risk	58

Item 4 — Controls and Procedures	58

Part II OTHER INFORMATION	59

Item 1 — Legal Proceedings	59

Item 1A — Risk Factors	59

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3 — Defaults Upon Senior Securities	59

Item 5 — Other Information	60

Item 6 — Exhibits	61

Signatures	62
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.9
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	Fiscal Quarters Ended		Fiscal Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Operating revenues	$1,005,496	$1,308,801	$1,951,069	$2,573,324
Cost of operating revenues	857,636	1,088,842	1,631,127	2,190,613

Contract profit	147,860	219,959	319,942	382,711

Selling, general and administrative expenses	69,515	69,024	139,820	138,272
Other income, net	(11,419)	(11,490)	(19,751)	(19,693)
Other deductions, net	8,049	6,898	19,737	12,985
Interest income	(2,730)	(2,426)	(5,089)	(5,098)
Interest expense	4,044	1,302	8,595	5,469
Net asbestos-related provision	2,344	1,756	1,597	3,506

Income before income taxes	78,057	154,895	175,033	247,270
Provision for income taxes	15,409	27,561	37,019	45,564

Net income	62,648	127,334	138,014	201,706

Less: Net income attributable to noncontrolling interests	3,790	5,130	7,096	6,639

Net income attributable to Foster Wheeler AG	$58,858	$122,204	$130,918	$195,067

Earnings per share (see Note 1):
Basic	$0.46	$0.97	$1.03	$1.54

Diluted	$0.46	$0.96	$1.02	$1.54

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$973,913	$997,158
Short-term investments	240	—
Accounts and notes receivable, net:
Trade	478,975	526,525
Other	104,038	117,718
Contracts in process	195,336	219,774
Prepaid, deferred and refundable income taxes	40,214	46,478
Other current assets	37,906	33,902

Total current assets	1,830,622	1,941,555

Land, buildings and equipment, net	357,909	398,132
Restricted cash	28,189	34,905
Notes and accounts receivable — long-term	1,268	1,571
Investments in and advances to unconsolidated affiliates	200,502	228,030
Goodwill	82,220	88,702
Other intangible assets, net	67,945	73,029
Asbestos-related insurance recovery receivable	230,112	244,265
Other assets	81,596	87,781
Deferred tax assets	67,849	89,768

TOTAL ASSETS	$2,948,212	$3,187,738

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$34,397	$36,930
Accounts payable	226,421	303,436
Accrued expenses	211,374	280,861
Billings in excess of costs and estimated earnings on uncompleted contracts	581,464	600,725
Income taxes payable	30,585	60,052

Total current liabilities	1,084,241	1,282,004

Long-term debt	149,871	175,510
Deferred tax liabilities	59,273	62,956
Pension, postretirement and other employee benefits	231,912	270,269
Asbestos-related liability	323,947	352,537
Other long-term liabilities	162,782	171,405
Commitments and contingencies

TOTAL LIABILITIES	2,012,026	2,314,681

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	7,339	2,570

TOTAL TEMPORARY EQUITY	7,339	2,570

Equity:
Registered shares:
CHF 3.00 par value; authorized: June 30, 2010 - 190,729,896 shares and December 31, 2009 - 190,649,900 shares; conditionally authorized: June 30, 2010 - 62,101,932 shares and December 31, 2009 - 62,181,928 shares; issued and outstanding: June 30, 2010 - 127,521,939 shares and December 31, 2009 - 127,441,943 shares	329,630	329,402
Paid-in capital	624,180	617,938
Retained earnings	453,099	322,181
Accumulated other comprehensive loss	(516,725)	(438,004)

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	890,184	831,517

Noncontrolling interests	38,663	38,970

TOTAL EQUITY	928,847	870,487

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$2,948,212	$3,187,738

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands of dollars)
(unaudited)

							Total Foster
					Retained Earnings/		Wheeler AG
	Preferred	Common	Registered	Paid-in	(Accumulated	Accumulated Other	Shareholders'	Noncontrolling
	Shares	Shares	Shares	Capital	Deficit)	Comprehensive Loss	Equity	Interests	Total Equity

Fiscal Six Months Ended June 30, 2009:
Balance at December 26, 2008	$—	$1,262	$—	$914,063	$(27,975)	$(494,788)	$392,562	$28,718	$421,280
Net income	—	—	—	—	195,067	—	195,067	6,639	201,706
Other comprehensive income, net of tax:
Foreign currency translation	—	—	—	—	—	18,516	18,516	391	18,907
Cash flow hedges	—	—	—	—	—	(1,376)	(1,376)	—	(1,376)
Pension and other postretirement benefits	—	—	—	—	—	9,615	9,615	(4)	9,611

Comprehensive Income							221,822	7,026	228,848

Issuance of common shares upon exercise of share purchase warrants	—	—	—	9	—	—	9	—	9
Issuance of common shares upon vesting of restricted awards	—	1	—	(1)	—	—	—	—	—
Cancellation of common shares and issuance of registered shares	—	(1,263)	326,070	(324,807)	—	—	—	—	—
Repurchase and retirement of shares	—	—	—	(28)	—	—	(28)	—	(28)
Issuance of registered shares upon conversion of preferred shares	—	—	361	(361)	—	—	—	—	—
Issuance of registered shares upon vesting of restricted awards	—	—	1	(1)	—	—	—	—	—
Issuance of registered shares upon exercise of share purchase warrants	—	—	57	42	—	—	99	—	99
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(21)	(21)
Share-based compensation expense -stock options and restricted awards	—	—	—	9,851	—	—	9,851	—	9,851

Balance at June 30, 2009	$—	$—	$326,489	$598,767	$167,092	$(468,033)	$624,315	$35,723	$660,038

Fiscal Six Months Ended June 30, 2010:
Balance at December 31, 2009	$—	$—	$329,402	$617,938	$322,181	$(438,004)	$831,517	$38,970	$870,487
Net income	—	—	—	—	130,918	—	130,918	7,096	138,014
Other comprehensive income, net of tax:
Foreign currency translation	—	—	—	—	—	(73,368)	(73,368)	(71)	(73,439)
Cash flow hedges	—	—	—	—	—	(2,195)	(2,195)	—	(2,195)
Pension and other postretirement benefits	—	—	—	—	—	(3,158)	(3,158)	(2)	(3,160)

Comprehensive Income							52,197	7,023	59,220

Issuance of registered shares upon exercise of stock options	—	—	225	1,438	—	—	1,663	—	1,663
Issuance of registered shares upon vesting of restricted awards	—	—	3	(3)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(7,330)	(7,330)
Share-based compensation expense-stock options and restricted awards	—	—	—	4,805	—	—	4,805	—	4,805
Excess tax benefit related to share-based compensation	—	—	—	2	—	—	2	—	2

Balance at June 30, 2010	$—	$—	$329,630	$624,180	$453,099	$(516,725)	$890,184	$38,663	$928,847

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Fiscal Six Months Ended
	June 30,	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$138,014	$201,706
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	24,987	21,446
Curtailment gain on U.K. defined benefit pension plan	(20,086)	—
Net asbestos-related provision	5,622	3,506
Share-based compensation expense-stock options and restricted awards	9,574	10,855
Excess tax benefit related to share-based compensation	(2)	—
Deferred income tax provision	20,729	1,174
Loss on sale of assets	79	522
Equity in the net earnings of partially-owned affiliates, net of dividends	194	3,280
Other noncash items	—	(45)
Changes in assets and liabilities:
(Increase)/decrease in receivables	(2,436)	87,406
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	32,035	(108,869)
Decrease in accounts payable and accrued expenses	(96,770)	(121,889)
Net change in other assets and liabilities	(60,615)	(5,138)

Net cash provided by operating activities	51,325	93,954

CASH FLOWS FROM INVESTING ACTIVITIES
Payments related to acquisition of businesses, net of cash acquired	(1,221)	(8,883)
Change in restricted cash	3,338	(2,817)
Capital expenditures	(9,438)	(26,708)
Proceeds from sale of assets	79	454
Return of investment from unconsolidated affiliates	3,232	—
Increase in short-term investments	(238)	(1,261)

Net cash used in investing activities	(4,248)	(39,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase and retirement of shares	—	(28)
Distributions to noncontrolling interests	(7,330)	(21)
Proceeds from share purchase warrants exercised	—	108
Proceeds from stock options exercised	2,628	—
Excess tax benefit related to share-based compensation	2	—
Proceeds from issuance of short-term debt	2,197	2,925
Proceeds from issuance of long-term debt	—	1,865
Repayment of debt and capital lease obligations	(9,880)	(8,682)

Net cash used in financing activities	(12,383)	(3,833)

Effect of exchange rate changes on cash and cash equivalents	(57,939)	24,916

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(23,245)	75,822
Cash and cash equivalents at beginning of year	997,158	773,163

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$973,913	$848,985

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
     Foster Wheeler AG’s consolidated financial results for the fiscal quarter represent the period from April 1 through June 30 for both fiscal years 2010 and 2009; and the fiscal six months represent the period from January 1, 2010 through June 30, 2010 and December 27, 2008 through June 30, 2009 in fiscal years 2010 and 2009, respectively. Please refer to Note 1 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”), filed with the Securities and Exchange Commission on February 25, 2010, for further information on our fiscal year end and related change of country of domicile from Bermuda to Switzerland in February 2009. As part of our change of country of domicile, we cancelled our common shares and issued registered shares. In January 2010, we relocated our principal executive offices to Geneva, Switzerland.
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
     Comprehensive income is comprised of net income, as well as adjustments for foreign currency translation, derivative instruments designated as cash flow hedges and pension and other postretirement benefits. Comprehensive income for Foster Wheeler AG, noncontrolling interests and total equity were as follows:

	Fiscal Quarters Ended		Fiscal Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Comprehensive Income:
Foster Wheeler AG	$24,155	$158,830	$52,197	$221,822
Noncontrolling interests	3,167	5,688	7,023	7,026

Total	$27,322	$164,518	$59,220	$228,848

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
     Variable Interest Entities — We sometimes form separate legal entities such as corporations, partnerships and limited liability companies in connection with the execution of a single contract or project. Upon formation of each separate legal entity, we perform an evaluation to determine whether the new entity is a VIE, and whether we are the primary beneficiary of the new entity, which would require us to consolidate the new entity in our financial results. We reassess our initial determination on whether the entity is a VIE and whether we are the primary beneficiary upon the occurrence of certain events as outlined in current accounting guidelines. If the entity is not a VIE, we determine the accounting for the entity under the voting interest accounting guidelines.
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
     As of June 30, 2010, we participated in certain entities determined to be VIEs, including a gas-fired cogeneration facility in Martinez, California, a waste-to-energy facility in Camden, New Jersey and a refinery/electric power generation project in Chile. We consolidate the operations of both the Martinez and Camden projects while we record our participation in the Chile based project on the equity method of accounting.
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
     Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit. In the period in which a change in estimate is recognized, the cumulative impact of that change is recorded based on progress achieved through the period of change. There were 25 and 19 separate projects that had final estimated contract profit revisions whose impact on contract profit exceeded $1,000 during the fiscal six months ended June 30, 2010 and 2009, respectively. The changes in final estimated contract profit resulted in net increases of $8,600 and $33,700 to reported contract profit in the fiscal quarter and six months ended June 30, 2010, respectively, relating to the revaluation of work performed on contracts in prior periods. The changes in final estimated contract profit resulted in net increases of $20,200 and $26,200 to reported contract profit in the fiscal quarter and six months ended June 30, 2009, respectively, relating to the revaluation of work performed on contracts in prior periods. Please see Note 11 for further information related to changes in final estimated contract profit.
     Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims as additional contract revenue if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. These two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. As of June 30, 2010, our consolidated financial statements assumed recovery of commercial claims of approximately $15,700, of which approximately $4,000 had yet to be expended. As of December 31, 2009, our consolidated financial statements assumed recovery of commercial claims of approximately $18,700, of which $1,200 had yet to be expended.
     In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. We had approximately $200 and $1,200 of deferred pre-contract costs as of June 30, 2010 and December 31, 2009, respectively.
     Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to repayments of non-recourse project debt, for building and operating certain facilities over the lives of the corresponding service contracts.
     Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents of $775,406 and $772,565 were maintained by our non-U.S. entities as of June 30, 2010 and December 31, 2009, respectively. These entities require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, a portion of these funds may not be readily available for repatriation to U.S. entities.
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
     Retirement of Shares under Share Repurchase Program — On September 12, 2008, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $750,000 of our outstanding shares and the designation of the repurchased shares for cancellation. Based on the aggregate share repurchases under our program through June 30, 2010, we are authorized to repurchase up to $264,773 of our outstanding shares. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time.
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
     Earnings per Share — Basic earnings per share is computed by dividing net income attributable to Foster Wheeler AG by the weighted-average number of shares outstanding during the reporting period, excluding non-vested restricted shares. There were no non-vested restricted shares as of June 30, 2010 and 82,980 non-vested restricted shares as of June 30, 2009. Restricted shares and restricted share units (collectively, “restricted awards”) are included in the weighted-average number of shares outstanding when such restricted awards vest.

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
     The computations of basic and diluted earnings per share were as follows:

	Fiscal Quarters Ended		Fiscal Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Basic earnings per share:
Net income attributable to Foster Wheeler AG	$58,858	$122,204	$130,918	$195,067
Weighted-average number of shares outstanding for basic earnings per share	127,519,766	126,344,093	127,497,450	126,304,157

Basic earnings per share	$0.46	$0.97	$1.03	$1.54

Diluted earnings per share:
Net income attributable to Foster Wheeler AG	$58,858	$122,204	$130,918	$195,067
Weighted-average number of shares outstanding for basic earnings per share	127,519,766	126,344,093	127,497,450	126,304,157
Effect of dilutive securities:
Options to purchase shares	185,598	47,465	243,292	21,821
Warrants to purchase shares	—	478,728	—	474,067
Non-vested portion of restricted awards	173,912	184,892	119,136	67,237

Weighted-average number of shares outstanding for diluted earnings per share	127,879,276	127,055,178	127,859,878	126,867,282

Diluted earnings per share	$0.46	$0.96	$1.02	$1.54

     The following table summarizes the share equivalent of potentially dilutive securities that have been excluded from the denominator used in the calculation of diluted earnings per share due to their antidilutive effect:

	Fiscal Quarters Ended		Fiscal Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Share issuable under outstanding options not included in the computation of diluted earnings per share because the assumed proceeds were greater than the average share price for the period	1,551,052	2,448,119	1,551,052	3,008,199

     Share-Based Compensation Plans — We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:
•	Expected volatility — we estimate the volatility of our share price at the date of grant using historical volatility adjusted for periods of unusual stock price activity.
•	Expected term — we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”

•	Risk-free interest rate — we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.
•	Dividends — we use an expected dividend yield of zero because we have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends.
     We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	Fiscal Six Months Ended
	June 30,	June 30,
	2010	2009
Expected volatility	69.18%	69.31%
Expected term	3.78 years	3.28 years
Risk-free interest rate	1.72%	1.45%
Expected dividend yield	0%	0%
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
     Recent Accounting Developments — In July 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU requires specific disclosures related to the credit quality of an entity’s financing receivables and its allowance for credit losses. Financing receivable is defined in the ASU as a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the entity’s statement of financial position. New disclosures are required for finance receivables and the related allowance for credit losses on a disaggregated basis, which the standard defines as portfolio segment and class of financing receivable. ASU No. 2010-20 is effective for financial statements issued for interim or annual periods ending on or after December 15, 2010. We will amend our disclosures accordingly beginning with our consolidated financial statements included in our Annual Report on Form 10-K for fiscal year 2010.
2. Business Combinations
     In October 2009, we acquired substantially all of the assets of the Houston operations of Atlas Engineering, Inc., a privately held company, for a purchase price of approximately $21,000. The purchase price may be increased by an estimated $12,000 for contingent consideration depending on the acquired company’s EBITDA, as defined in the purchase agreement for this transaction, over the first three years after the closing date. The estimated fair value of the contingent consideration liability on our consolidated balance sheet as of June 30, 2010 was $6,932. The acquired company is active in upstream oil and gas engineering services. The purchase price allocation and pro forma information for this acquisition were not material to our consolidated financial statements. This company’s financial results are included within our Global E&C Group business segment.
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

3. Investments
Investment in Unconsolidated Affiliates
     We own a noncontrolling interest in two electric power generation projects, one waste-to-energy project and one wind farm project in Italy and in a refinery/electric power generation project in Chile. We also own a noncontrolling interest in a project based in Italy which generates earnings from royalty payments linked to the price of natural gas. Based on the outstanding equity interests of these entities, we own 42% of each of the two electric power generation projects in Italy, 39% of the waste-to-energy project and 50% of the wind farm project. We have a notional 85% equity interest in the project in Chile; however, we are not the primary beneficiary as a result of participating rights held by the minority shareholder. In determining that we are not the primary beneficiary, we considered the minority shareholder’s right to approve activities of the project that most significantly impact the project’s economic performance which include the right to approve or reject the annual financial (capital and operating) budget and the annual operating plan, the right to approve or reject the appointment of the general manager and senior management, and approval rights with respect to capital expenditures beyond those included in the annual budget.
     On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our unconsolidated affiliate’s Chile based project. The project’s facility suspended normal operating activities from that date. We do not yet have a complete assessment of the extent of the damage or an estimate of the required cost of repairs. However, we believe the property damage insurance coverage in effect will be sufficient to cover the estimated costs of repairing the facility and to substantially compensate the project for the loss of profits while the facility has suspended operations until such time as normal operating activities can resume.

     We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for these entities (each as a whole) in which we have an equity interest:

	June 30, 2010		December 31, 2009
	Italy Based Projects	Chile Based Project	Italy Based Projects	Chile Based Project
Balance Sheet Data:
Current assets	$234,895	$26,083	$325,688	$46,311
Other assets (primarily buildings and equipment)	545,414	122,586	644,344	127,393
Current liabilities	111,486	23,112	173,593	40,444
Other liabilities (primarily long-term debt)	360,558	56,214	440,942	63,109
Net assets	308,265	69,343	355,497	70,151

	Fiscal Quarters Ended
	June 30, 2010		June 30, 2009
	Italy Based Projects	Chile Based Project	Italy Based Projects	Chile Based Project
Income Statement Data:
Total revenues	$98,635	$6,681	$95,084	$15,534
Gross profit	21,602	(1,198)	26,095	9,486
Income before income taxes	17,169	223	22,616	8,053
Net earnings	10,037	185	15,833	6,684

	Fiscal Six Months Ended
	June 30, 2010		June 30, 2009
	Italy Based Projects	Chile Based Project	Italy Based Projects	Chile Based Project
Income Statement Data:
Total revenues	$198,273	$17,304	$199,158	$33,346
Gross profit	40,579	3,289	39,249	19,900
Income before income taxes	31,072	4,394	32,599	16,369
Net earnings	17,949	3,647	21,054	13,586
     The summarized financial information presented above for the Chile based project includes an estimated recovery under a property damage insurance policy sufficient to repair the facility and an estimated recovery under a business interruption insurance policy for fixed costs until the facility becomes fully operational. In accordance with authoritative accounting guidance on business interruption insurance, estimated recovery for lost profits cannot be assumed until substantially all contingencies related to the insurance claim are resolved. A claim for lost profits has recently been submitted to the insurance carrier of the project and we expect that the project will be able to record an estimate for lost profits as the claim is finalized. Therefore, we have not recorded equity earnings in the Chile based project since the earthquake, as the operational costs incurred by the project are offset by the same estimated recovery under the property damage and business interruption insurance policies.
     Our equity in the net earnings of the unconsolidated affiliates in the table above totaled $4,293 and $10,582 for the fiscal quarter and six months ended June 30, 2010 and $10,639 and $16,891 for the fiscal quarter and six months ended June 30, 2009, respectively. Equity in the net earnings of the unconsolidated affiliates is recorded within other income, net on the consolidated statement of operations.
     Our investment in these unconsolidated affiliates, which is recorded within investments in and advances to unconsolidated affiliates on the consolidated balance sheet, totaled $187,596 and $215,280 as of June 30, 2010 and December 31, 2009, respectively. Distributions of $14,198 and $20,686 were received during the fiscal six months ended June 30, 2010 and June 30, 2009, respectively.

     We have guaranteed certain performance obligations of the Chile based project. We do not expect that the earthquake will require us to contribute to this project under our performance obligations.
     We have a contingent obligation, which is measured annually based on the operating results of the Chile based project for the preceding year and is shared equally with our minority interest partner. We did not have a current payment obligation under this guarantee as of December 31, 2009.
     In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the Chile based project does not generate sufficient cash flows to make such payments. We are required to maintain the debt service reserve letter of credit during the term of the Chile based project’s debt, which matures in 2014. As of June 30, 2010, no amounts have been drawn under this letter of credit and, based on our current assessment of the situation following the earthquake in Chile (described above) we do not anticipate any amounts being drawn under this letter of credit.
     We also have a wholly-owned subsidiary that provides operations and maintenance services to the Chile based project. Our fees for the services provided under our operations and maintenance agreement to the Chile based project were $2,459 and $4,920 for the fiscal quarter and six months ended June 30, 2010. We continue to provide our services to the project, which since the earthquake in Chile noted above, have been focused on assessing the damage caused by the earthquake and the related repair for the facility to resume normal operating activities. Our fees for the services provided under our operations and maintenance agreement to the Chile based project for the fiscal quarter and six months ended June 30, 2009 were $2,096 and $4,232, respectively. We record the fees for operations and maintenance services in operating revenues on our consolidated statement of operations. We had a receivable from our unconsolidated affiliate in Chile of $1,735 and $4,916 recorded in trade accounts and notes receivable on our consolidated balance sheet as of June 30, 2010 and December 31, 2009, respectively.
     We also have guaranteed the performance obligations of our wholly-owned subsidiary under the Chile based project’s operations and maintenance agreement. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have ever been paid under the guarantee.
Other Investments
     We are the majority equity partner and general partner of a gas-fired cogeneration facility in Martinez, California, and we own 100% of the equity in a waste-to-energy facility in Camden, New Jersey. We have determined that these entities are VIEs and that we are the primary beneficiary of these VIEs since we have the power to direct the activities that most significantly impact the VIE’s performance. These activities include the operations and maintenance of the facility. Accordingly, we consolidate these entities. The aggregate net assets of these entities are presented below.

	June 30,	December 31,
	2010	2009
Balance Sheet Data:
Current assets	$13,324	$14,722
Other assets (primarily buildings and equipment)	101,576	104,552
Current liabilities	30,220	31,014
Other liabilities	786	876
Net assets	83,894	87,384
     Please see Note 12 for further information on the waste-to-energy facility.

4. Intangible Assets
     We have tracked accumulated goodwill impairments since December 29, 2001, the first day of fiscal year 2002 and our date of adoption of the accounting guidelines within FASB ASC 350-20. There were no accumulated goodwill impairment losses as of that date. The net carrying amount of goodwill by geographic region for our reporting units in our Global E&C Group and Global Power Group was as follows:

	Global E&C Group		Global Power Group
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
U.S.	$36,657	$35,436	$—	$—
Asia	1,014	1,012	—	—
Europe	—	—	44,549	52,254

Total	$37,671	$36,448	$44,549	$52,254

     In February 2010, we made a $1,200 contractual payment related to a prior acquisition of a business that is reflected in our Global E&C Group’s U.S. operations.
     The following table details amounts relating to our identifiable intangible assets:

	June 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$38,611	$(25,953)	$12,658	$39,304	$(24,983)	$14,321
Trademarks	62,618	(25,463)	37,155	63,676	(24,487)	39,189
Customer relationships, pipeline and backlog	21,938	(3,806)	18,132	21,934	(2,415)	19,519

Total	$123,167	$(55,222)	$67,945	$124,914	$(51,885)	$73,029

     As of June 30, 2010, the net carrying amounts of our identifiable intangible assets were $49,641 for our Global Power Group and $18,304 for our Global E&C Group.
     Amortization expense related to identifiable intangible assets is recorded within cost of operating revenues on the consolidated statement of operations and totaled $1,559 and $3,337 for the fiscal quarter and six months ended June 30, 2010, respectively, and $1,285 and $2,514 for the fiscal quarter and six months ended June 30, 2009, respectively. The following table shows the approximate full year amortization expense in each of the fiscal years 2010 through 2014.

Approximate
Amortization
Fiscal Years:	Expense
2010	$6,700
2011	6,500
2012	6,300
2013	5,600
2014	5,300

5. Long-term Debt
     The following table shows the components of our long-term debt:

	June 30, 2010			December 31, 2009
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$1,753	$59,244	$60,997	$1,492	$65,327	$66,819
Special-Purpose Limited Recourse Project Debt:
Camden County Energy Recovery Associates	21,865	—	21,865	21,865	—	21,865
FW Power S.r.l.	6,548	78,124	84,672	7,428	95,661	103,089
Energia Holdings, LLC	2,019	11,220	13,239	3,187	13,239	16,426
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2024	—	1,283	1,283	—	1,283	1,283
Term Loan in China at 4.78% interest, due February 25, 2011	2,212	—	2,212	—	—	—
Term Loan in China at 4.374% interest, due January 8, 2010	—	—	—	2,930	—	2,930
Other	—	—	—	28	—	28

Total	$34,397	$149,871	$184,268	$36,930	$175,510	$212,440

     U.S. Senior Secured Credit Agreement — On July 30, 2010, Foster Wheeler AG, Foster Wheeler Ltd., certain of Foster Wheeler Ltd.’s subsidiaries and BNP Paribas, as Administrative Agent, entered into a four-year amendment and restatement of our U.S. senior secured credit agreement, which we entered into in October 2006. The amended and restated U.S. senior secured credit agreement provides for a facility of $450,000, and includes a provision which permits future incremental increases of up to $225,000 in total availability under the facility. The amended and restated U.S. senior secured credit agreement permits us to issue up to $450,000 under the letter of credit facility. Letters of credit issued under the amended and restated U.S. senior secured credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in our corporate credit rating as reported by Moody’s Investors Service (“Moody’s”) and/or Standard & Poor’s (“S&P”). Based on the current ratings, the letter of credit fees for performance and financial letters of credit issued under the amended and restated U.S. senior secured credit agreement are 1.125% and 2.25% per annum of the outstanding amount, respectively, excluding a nominal fronting fee. We also have the option to use up to $100,000 of the $450,000 for revolving borrowings at a rate equal to adjusted LIBOR, as defined in the agreement, plus 2.25%, subject also to the performance pricing noted above.
     Unamortized fees and expenses in conjunction with the execution of our amended and restated U.S. senior credit agreement were approximately $4,300 and will be amortized to expense over the four-year term of the agreement, commencing in the third fiscal quarter of 2010. As a result of amending and restating our October 2006 U.S. senior secured credit agreement in July 2010 we incurred an impairment charge in the third fiscal quarter of 2010 of $1,600 related to unamortized fees and expenses paid in conjunction with the October 2006 agreement.
     The assets and/or stock of certain of our U.S. and non-U.S. subsidiaries collateralize our obligations under our amended and restated U.S. senior secured credit agreement. Our amended and restated U.S. senior secured credit agreement contains various customary restrictive covenants that generally limit our ability to, among other things, incur additional indebtedness or guarantees, create liens or other encumbrances on property, sell or transfer certain property and thereafter rent or lease such property for substantially the same purposes as the property sold or transferred, enter into a merger or similar transaction, make investments, declare dividends or make other restricted payments, enter into agreements with affiliates that are not on an arms’ length basis, enter into any agreement that limits our ability to create liens or the ability of a subsidiary to pay dividends, engage in new lines of business, with respect to Foster Wheeler AG, change Foster Wheeler AG’s fiscal year or, with respect to Foster Wheeler AG, Foster Wheeler Ltd. and one of our holding company subsidiaries, directly acquire ownership of the operating assets used to conduct any business. In the event that our corporate credit rating as issued by Moody’s is at least Baa3 and as issued by S&P is at least BBB-, all liens securing our obligations under the amended and restated U.S. senior secured credit agreement will be automatically released and terminated.
     In addition, our amended and restated U.S. senior secured credit agreement contains financial covenants requiring us not to exceed a total leverage ratio, which compares total indebtedness to EBITDA, and to maintain a minimum interest coverage ratio, which compares EBITDA to interest expense. All such terms are defined in our amended and restated U.S. senior secured credit agreement. We must be in compliance with the total leverage ratio at all times, while the interest coverage ratio is measured quarterly. We have been in compliance with all financial covenants and other provisions of our U.S. senior secured credit agreement prior and subsequent to our amendment and restatement of the agreement.

     We had approximately $284,700 and $308,000 of letters of credit outstanding under our U.S. senior secured credit agreement in effect as of June 30, 2010 and December 31, 2009, respectively. The letter of credit fees under the U.S. senior secured credit agreement in effect as of June 30, 2010 ranged from 1.50% to 1.60% of the outstanding amount, excluding a nominal fronting fee. There were no funded borrowings under this agreement as of June 30, 2010 or December 31, 2009.
     During the fiscal six months ended June 30, 2010, one of our subsidiaries based in China repaid its outstanding term loan at the scheduled maturity date. Also during the fiscal six months ended June 30, 2010, the same China based subsidiary entered into a new term loan for 15 million Chinese Yuan (approximately $2,197 at the exchange rate in effect at the inception of the term loan) with an interest rate of 4.78% and maturity date of February 25, 2011.
     The estimated fair values of our long-term debt were $196,198 and $222,165 as of June 30, 2010 and December 31, 2009, respectively. We estimate the fair value of our long-term debt (including current installments) based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.
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
     The U.S. pension plans, which are frozen to new entrants and additional benefit accruals, and the Canadian, Finnish and French plans are non-contributory. The U.K. pension plan, which is closed to new entrants and additional benefit accruals, is contributory.
     During the fiscal first six months of 2010, we capped pensionable salary growth in the U.K. plan to a maximum of 5% and, effective March 31, 2010, we closed the plan for future defined benefit accrual. As a result of the U.K. plan closure, we recognized a curtailment gain in our statement of operations for the fiscal six months ended June 30, 2010 of approximately £13,300 (approximately $20,086 at the exchange rate in effect at the time of the plan closure).
     Based on the minimum statutory funding requirements for fiscal year 2010, we are not required to make any mandatory contributions to our U.S. pension plans. We made mandatory and discretionary contributions totaling approximately $29,200 to our U.S. and non-U.S. pension plans, which included discretionary contributions totaling approximately $17,800 to our U.S. and U.K. pension plans, during the fiscal six months ended June 30, 2010. Based on the minimum statutory funding requirements for fiscal year 2010, we expect to make mandatory and discretionary contributions totaling approximately $39,000 to our U.S. and non-U.S. pension plans in fiscal year 2010.
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

     The components of net periodic benefit cost/(credit) for our defined benefit pension plans and other postretirement benefit plans were as follows:

	Fiscal Quarter Ended June 30, 2010					Fiscal Quarter Ended June 30, 2009
					Other					Other
	Defined Benefit Pension Plans				Postre-	Defined Benefit Pension Plans				Postre-
	United	United			tirement	United	United			tirement
	States	Kingdom	Other	Total	Benefits	States	Kingdom	Other	Total	Benefits
Net periodic benefit cost/(credit):
Service cost	$—	$174	$154	$328	$21	$—	$1,350	$158	$1,508	$32
Interest cost	4,730	9,895	394	15,019	619	4,972	10,199	445	15,616	1,283
Expected return on plan assets	(5,245)	(9,804)	(340)	(15,389)	—	(4,291)	(8,299)	(291)	(12,881)	—
Amortization of transition (asset)/obligation	—	—	24	24	(8)	—	(12)	21	9	—
Amortization of prior service cost/(credit)	—	4	5	9	(989)	—	1,924	4	1,928	(1,156)
Amortization of net actuarial loss/(gain)	1,748	1,446	142	3,336	(23)	2,041	3,346	124	5,511	178
(Curtailment gain)/ settlement charges*	—	—	422	422	—	—	—	191	191	—

Total net periodic benefit cost/(credit)	$1,233	$1,715	$801	$3,749	$(380)	$2,722	$8,508	$652	$11,882	$337

Changes recognized in comprehensive income:
Net actuarial loss	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Prior service credit	—	—	—	—	—	—	—	—	—	—
Amortization of transition asset/(obligation)	—	—	(24)	(24)	8	—	12	(21)	(9)	—
Amortization of prior service (cost)/credit	—	(4)	(5)	(9)	989	—	(1,924)	(4)	(1,928)	1,156
Amortization of net actuarial (loss)/gain	(1,748)	(1,446)	(142)	(3,336)	23	(2,041)	(3,346)	(124)	(5,511)	(178)

Total recognized in comprehensive income	$(1,748)	$(1,450)	$(171)	$(3,369)	$1,020	$(2,041)	$(5,258)	$(149)	$(7,448)	$978

	Fiscal Six Months Ended June 30, 2010					Fiscal Six Months Ended June 30, 2009
					Other					Other
	Defined Benefit Pension Plans				Postre-	Defined Benefit Pension Plans				Postre-
	United	United			tirement	United	United			tirement
	States	Kingdom	Other	Total	Benefits	States	Kingdom	Other	Total	Benefits
Net periodic benefit cost/(credit):
Service cost	$—	$1,886	$319	$2,205	$55	$—	$2,608	$310	$2,918	$67
Interest cost	9,474	20,125	795	30,394	1,826	9,898	19,740	869	30,507	2,437
Expected return on plan assets	(10,257)	(19,637)	(675)	(30,569)	—	(8,559)	(16,059)	(566)	(25,184)	—
Amortization of transition (asset)/obligation	—	—	48	48	(8)	—	(23)	41	18	—
Amortization of prior service cost/(credit)	—	(426)	10	(416)	(1,985)	—	3,726	8	3,734	(2,313)
Amortization of net actuarial loss	3,483	5,501	280	9,264	29	3,918	6,403	239	10,560	423
(Curtailment gain)/ settlement charges*	—	(20,086)	422	(19,664)	—	—	—	191	191	—

Total net periodic benefit cost/(credit)	$2,700	$(12,637)	$1,199	$(8,738)	$(83)	$5,257	$16,395	$1,092	$22,744	$614

Changes recognized in comprehensive income:
Net actuarial loss	$—	$21,130	$—	$21,130	$—	$—	$—	$—	$—	$—
Prior service credit	—	(9,054)	—	(9,054)	—	—	—	—	—	—
Amortization of transition asset/(obligation)	—	—	(48)	(48)	8	—	23	(41)	(18)	—
Amortization of prior service (cost)/credit	—	426	(10)	416	1,985	—	(3,726)	(8)	(3,734)	2,313
Amortization of net actuarial loss	(3,483)	(5,501)	(280)	(9,264)	(29)	(3,918)	(6,403)	(239)	(10,560)	(423)

Total recognized in comprehensive income	$(3,483)	$7,001	$(338)	$3,180	$1,964	$(3,918)	$(10,106)	$(288)	$(14,312)	$1,890

*	During the fiscal six months ended June 30, 2010, a curtailment gain resulted from the closure of the U.K. pension plan for future benefit accrual. During the fiscal quarters and six months ended June 30, 2010 and 2009, charges were incurred related to the settlement of pension obligations with former employees of the Canada pension plan.

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

	Maximum	Carrying Amount of Liability
	Potential	June 30,	December 31,
	Payment	2010	2009

Environmental indemnifications	No limit	$8,900	$8,800
Tax indemnifications	No limit	$—	$—
     We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Fiscal Six Months Ended
	June 30,	June 30,
Warranty Liability:	2010	2009
Balance at beginning of year	$110,800	$99,400
Accruals	11,000	14,900
Settlements	(8,400)	(1,300)
Adjustments to provisions, including foreign currency translation	(19,200)	(5,100)

Balance at end of period	$94,200	$107,900

     We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $913,800 and $943,100 as of June 30, 2010 and December 31, 2009, respectively, primarily for performance guarantees. These balances include the standby letters of credit issued under the U.S. senior credit agreement discussed in Note 5 and from other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.
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

	Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Location within			Location within
	Consolidated	June 30,	December 31,	Consolidated	June 30,	December 31,
	Balance Sheet	2010	2009	Balance Sheet	2010	2009
Derivatives designated as hedging instruments
Interest rate swap contracts	Other assets	$—	$—	Other long-term liabilities	$8,359	$6,554
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	1,632	1,174	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	4,838	4,934
Foreign currency forward contracts	Other accounts receivable	22	470	Accounts payable	138	246

Total derivatives		$1,654	$1,644		$13,335	$11,734

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

	Currency	Hedged Foreign	Notional Amount of	Notional Amount of
	Hedged	Currency Exposure	Forward Buy Contracts	Forward Sell Contracts
Functional	(bought or sold	(in equivalent	(in equivalent	(in equivalent
Currency	forward)	U.S. dollars)	U.S. dollars)	U.S. dollars)
British pound	Euro	$3,744	$1,720	$2,024
	Australian dollar	6,482	1,793	4,689
	U.S. dollar	63,504	3,070	60,434
	South African rand	1,256	—	1,256

Chilean peso	Euro	129	—	129

Chinese yuan	Euro	3,337	—	3,337
	U.S. dollar	21,342	10,460	10,882

Euro	U.S. dollar	23,392	1,672	21,720

Polish zloty	Euro	22,897	—	22,897

South African rand	British pound	8,526	8,526	—
	Singapore dollar	10,201	10,201	—

U.S. dollar	Canadian dollar	295	295	—
	Euro	273	273	—
	British pound	200	200	—
	Singapore dollar	46	46	—

	Total	$165,624	$38,256	$127,368

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

		Amount of Gain/(Loss) Recognized in Income on Derivatives
	Location of Gain/(Loss)	Fiscal Quarters Ended		Fiscal Six Months Ended
Derivatives Not Designated as	Recognized in Income on	June 30,	June 30,	June 30,	June 30,
Hedging Instruments	Derivative	2010	2009	2010	2009
Foreign currency forward contracts	Cost of operating revenues	$(556)	$3,119	$(2,007)	$5,338
Foreign currency forward contracts	Other deductions, net	(187)	(95)	(375)	277

Total		$(743)	$3,024	$(2,382)	$5,615

     The mark-to-market adjustments on foreign currency forward exchange contracts for these unrealized gains or losses are primarily recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.
     During the fiscal six months ended June 30, 2010 and 2009, we included net cash outflows on the settlement of derivatives of $5,804 and $7,690, respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities in the consolidated statement of cash flows.
     Interest Rate Risk
     We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps was $70,400 as of June 30, 2010.
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

		Location of
		Gain/(Loss)
		Reclassified from
		Accumulated	Amount of Gain/(Loss)
	Amount of Gain/(Loss)	Other	Reclassified from
	Recognized in Other	Comprehensive	Accumulated Other
Derivatives in Cash Flow Hedging Relationships	Comprehensive Income	Loss	Comprehensive Loss
Fiscal Quarter Ended June 30, 2010
Interest rate swap contracts	$9	Interest expense	$—

Fiscal Quarter Ended June 30, 2009
Interest rate swap contracts	$1,122	Interest expense	$—

Fiscal Six Months Ended June 30, 2010
Interest rate swap contracts	$(1,805)	Interest expense	$—

Fiscal Six Months Ended June 30, 2009
Interest rate swap contracts	$(711)	Interest expense	$—

9. Share-Based Compensation Plans
     Our share-based compensation plans include both restricted awards and stock option awards. Compensation cost for our share-based plans of $4,972 and $9,574 was charged against income for the fiscal quarter and six months ended June 30, 2010, respectively, and $5,501 and $10,855 for the fiscal quarter and six months ended June 30, 2009, respectively. The related income tax benefit recognized in the consolidated statement of operations was $70 and $169 for the fiscal quarter and six months ended June 30, 2010, respectively, and $110 and $220 for the fiscal quarter and six months ended June 30, 2009, respectively. We received $594 and $2,628 in cash from stock option exercises under our share-based compensation plans for the fiscal quarter and six months ended June 30, 2010. There were no option exercises under our share-based compensation plans during the fiscal six months ended June 30, 2009.
     As of June 30, 2010, we had $18,182 and $20,585 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those costs are expected to be recognized as expense over a weighted-average period of approximately 26 months.
     Our share-based compensation plans include a “change in control” provision, which provides for cash redemption of equity awards issued thereunder in certain limited circumstances. In accordance with Securities and Exchange Commission Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” we present the redemption amount of these equity awards as temporary equity on the consolidated balance sheet as the equity award is amortized during the vesting period. The redemption amount represents the intrinsic value of the equity award on the grant date. In accordance with FASB ASC 480-10-S99-3A (formerly EITF Topic D-98, “Classification and Measurement of Redeemable Securities”), we do not adjust the redemption amount each reporting period unless and until it becomes probable that the equity awards will become redeemable (upon a change in control event). Upon vesting of the equity awards, we reclassify the intrinsic value of the equity awards, as determined on the grant date, to permanent equity. A reconciliation of temporary equity for the fiscal six months ended June 30, 2010 and 2009 were as follows:

	June 30,	June 30,
	2010	2009
Balance at beginning of year	$2,570	$7,586
Compensation cost during the period for those equity awards with intrinsic value on the grant date	4,806	5,576
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(37)	(4,572)

Balance at end of period	$7,339	$8,590

     Our articles of association provide for conditional capital of 63,207,957 registered shares for the issuance of shares under our share-based compensation plans, outstanding share purchase warrants and other convertible securities we may issue in the future. Conditional capital decreases upon issuance of shares in connection with the exercise of outstanding stock options or vesting of restricted stock units, with an offsetting increase to our issued share capital. As of June 30, 2010, our remaining available conditional capital was 62,101,932 shares.
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

     Fiscal Year 2010
     Our effective tax rate for the fiscal first six months of 2010 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which is expected to contribute to an approximate 18-percentage point reduction in the effective tax rate for the full year 2010.

•	A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily the United States), which is expected to contribute an approximate five-percentage point increase in the effective tax rate for the full year 2010.
     Fiscal Year 2009
     Our effective tax rate for the fiscal first six months of 2009 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 18-percentage point reduction in the effective tax rate.

•	A valuation allowance increase because we were unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily the United States), which contributed to an approximate three-percentage point increase in the effective tax rate.
     These variances were partially offset by the reduction of valuation allowances in certain jurisdictions and other permanent differences.
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
     We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations. During the fiscal quarter and six months ended June 30, 2010, we recorded net interest expense of $292 and $1,234, respectively, which were net of previously accrued interest expense that were ultimately not assessed of $1,126 and $1,130, respectively. During the fiscal quarter ended June 30, 2010, there was no net change in penalties on unrecognized tax benefits; however, during the six months ended June 30, 2010, we recorded a net reduction of penalties on unrecognized tax benefits of $101, which was net of previously accrued tax penalties that were ultimately not assessed of $1,382. During the fiscal quarter and six months ended June 30, 2009, we recorded a net reduction of interest expense of $2,176 and $2,238, respectively, which were net of previously accrued interest expense that were ultimately not assessed of $2,670 and $3,169, respectively, and net penalties on unrecognized tax benefits of $526 and $424, respectively, which were net of previously accrued tax penalties that were ultimately not assessed of $214 and $791, respectively.

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

Global Power Group
     Our Global Power Group designs, manufactures and erects steam generating and auxiliary equipment for electric power generating stations, district heating and industrial facilities worldwide and owns and/or operates several cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries. Our Global Power Group generates revenues from engineering activities, equipment supply, construction contracts, operating and maintenance agreements, royalties from licensing its technology, and from returns on its investments in several power production facilities.
     Our Global Power Group’s steam generating equipment includes a full range of technologies, offering independent power producers, utilities, municipalities and industrial clients high-value technology solutions for converting a wide range of fuels, such as coal, lignite, petroleum coke, oil, gas, solar, biomass and municipal solid waste, into steam, which can be used for power generation, district heating or for industrial processes.
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
          A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)
Fiscal Quarter Ended June 30, 2010:
Operating revenues (third-party)	$1,005,496	$842,461	$163,035	$—

EBITDA (2)	$90,239	$85,460	$26,396	$(21,617)

Add: Net income attributable to noncontrolling interests	3,790
Less: Interest expense	4,044
Less: Depreciation and amortization	11,928

Income before income taxes	78,057
Less: Provision for income taxes	15,409

Net income	62,648
Less: Net income attributable to noncontrolling interests	3,790

Net income attributable to Foster Wheeler AG	$58,858

Fiscal Quarter Ended June 30, 2009:
Operating revenues (third-party)	$1,308,801	$1,030,471	$278,330	$—

EBITDA (3)	$161,962	$130,628	$53,780	$(22,446)

Add: Net income attributable to noncontrolling interests	5,130
Less: Interest expense	1,302
Less: Depreciation and amortization	10,895

Income before income taxes	154,895
Less: Provision for income taxes	27,561

Net income	127,334
Less: Net income attributable to noncontrolling interests	5,130

Net income attributable to Foster Wheeler AG	$122,204

Fiscal Six Months Ended June 30, 2010:
Operating revenues (third-party)	$1,951,069	$1,622,145	$328,924	$—

EBITDA (4)	$201,519	$185,393	$56,279	$(40,153)

Add: Net income attributable to noncontrolling interests	7,096
Less: Interest expense	8,595
Less: Depreciation and amortization	24,987

Income before income taxes	175,033
Less: Provision for income taxes	37,019

Net income	138,014
Less: Net income attributable to noncontrolling interests	7,096

Net income attributable to Foster Wheeler AG	$130,918

Fiscal Six Months Ended June 30, 2009:
Operating revenues (third-party)	$2,573,324	$1,982,883	$590,441	$—

EBITDA (5)	$267,546	$211,910	$102,563	$(46,927)

Add: Net income attributable to noncontrolling interests	6,639
Less: Interest expense	5,469
Less: Depreciation and amortization	21,446

Income before income taxes	247,270
Less: Provision for income taxes	45,564

Net income	201,706
Less: Net income attributable to noncontrolling interests	6,639

Net income attributable to Foster Wheeler AG	$195,067

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	Includes in the fiscal quarter ended June 30, 2010: increased contract profit of $8,600 from the regular revaluation of final estimated contract profit*: $8,100 in our Global E&C Group and $500 in our Global Power Group; and a net provision of $2,344 in our C&F Group on the revaluation of our asbestos liability and related asset**.

(3)	Includes in the fiscal quarter ended June 30, 2009: increased contract profit of $20,200 from the regular revaluation of the final estimated contract profit*: $18,000 in our Global E&C Group and $2,200 in our Global Power Group; and a net provision of $1,756 in our C&F Group on the revaluation of our asbestos liability and related asset**.

(4)	Includes in the fiscal six months ended June 30, 2010: increased contract profit of $33,700 from the regular revaluation of final estimated contract profit*: $25,200 in our Global E&C Group and $8,500 in our Global Power Group; a $20,086 curtailment gain in our Global E&C Group on the closure of the U.K. pension plan for future defined benefit accrual; and a net provision of $1,597 in our C&F Group on the revaluation of our asbestos liability and related asset**.

(5)	Includes in the fiscal six months ended June 30, 2009: increased contract profit of $26,200 from the regular revaluation of final estimated contract profit*: $24,500 in our Global E&C Group and $1,700 in our Global Power Group; and a net provision of $3,506 in our C&F Group on the revaluation of our asbestos liability and related asset**.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.

**	Please refer to Note 12 for further information regarding the revaluation of our asbestos liability and related asset.
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
          Operating revenues by industry were as follows:

	Fiscal Quarters Ended		Fiscal Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Operating Revenues (Third-Party) by Industry:	2010	2009	2010	2009
Power generation	$145,782	$261,859	$300,962	$561,156
Oil refining	391,860	366,879	707,698	666,994
Pharmaceutical	11,894	19,234	24,491	34,604
Oil and gas	301,574	304,541	599,196	594,407
Chemical/petrochemical	118,663	320,642	250,770	653,682
Power plant operation and maintenance	26,857	27,816	51,179	51,909
Environmental	3,477	2,886	6,601	6,682
Other, net of eliminations	5,389	4,944	10,172	3,890

Total	$1,005,496	$1,308,801	$1,951,069	$2,573,324

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

          United States
          A summary of our U.S. claim activity is as follows:

	Number of Claims
	Fiscal Quarters Ended		Fiscal Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Open claims at beginning of year	125,430	131,010	125,100	130,760
New claims	1,000	1,040	2,210	2,340
Claims resolved	(3,940)	(1,550)	(4,820)	(2,600)

Open claims at end of period	122,490	130,500	122,490	130,500

          We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through the fiscal second quarter of 2025. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

	June 30,	December 31,
	2010	2009
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$53,700	$65,600
Asbestos-related insurance recovery receivable	200,100	208,400

Total asbestos-related assets	$253,800	$274,000

Asbestos-related liabilities recorded within:
Accrued expenses	$57,400	$59,800
Asbestos-related liability	293,900	316,700

Total asbestos-related liabilities	$351,300	$376,500

          Since fiscal year-end 2004, we have worked with Analysis, Research & Planning Corporation, or ARPC, nationally recognized consultants in the United States with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at year-end for the next 15 years. Since that time, we have recorded our estimated asbestos liability at a level consistent with ARPC’s reasonable best estimate. Based on its review of fiscal year 2009 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability be updated as of fiscal year end 2009. Accordingly, we developed a revised estimate of our aggregate indemnity and defense costs through fiscal year end 2024 considering the advice of ARPC. In fiscal year 2009, we revalued our liability for asbestos indemnity and defense costs through fiscal year end 2024 to $376,500, which brought our liability to a level consistent with ARPC’s reasonable best estimate. Our estimated asbestos liability decreased during the fiscal six months ended June 30, 2010 as a result of payments totaling approximately $34,000, partially offset by an increase of $8,800 related to the rolling 15-year asbestos-related liability estimate.
          The amount paid for asbestos litigation, defense and case resolution was $18,500 and $34,000 for the fiscal quarter and six months ended June 30, 2010, respectively, and $13,400 and $34,000 for the fiscal quarter and six months ended June 30, 2009, respectively. During the fiscal quarter and six months ended June 30, 2010, we had net cash outflows of approximately $200 and $6,600, respectively, resulting from asbestos liability indemnity and defense costs payments in excess of insurance settlement proceeds. During the fiscal quarter and six months ended June 30, 2009, we had net cash outflows of approximately $10,800 and $17,200, respectively, resulting from asbestos liability indemnity and defense costs payments in excess of insurance settlement proceeds. Through June 30, 2010, total cumulative indemnity costs paid were approximately $714,200 and total cumulative defense costs paid were approximately $327,600.
          As of June 30, 2010, total asbestos-related liabilities were comprised of an estimated liability of $129,900 relating to open (outstanding) claims being valued and an estimated liability of $221,400 relating to future unasserted claims through the fiscal second quarter of 2025.

          Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type — mesothelioma, lung cancer and non-malignancies — and the breakdown of known and future claims into disease type — mesothelioma, lung cancer or non-malignancies. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through the fiscal second quarter of 2025, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after the fiscal second quarter of 2025, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after the fiscal second quarter of 2025. Historically, defense costs have represented approximately 31.4% of total defense and indemnity costs.
          The overall historic average combined indemnity and defense cost per resolved claim through June 30, 2010 has been approximately $2.9. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.
          The asbestos-related asset recorded within accounts and notes receivable-other as of June 30, 2010 reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The recorded asbestos-related insurance recovery receivable includes an estimate of recoveries from insurers in the unsettled insurance coverage litigation (referred to below) based upon the application of New Jersey law to certain insurance coverage issues and assumptions relating to cost allocation and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers. Such amounts have not been discounted for the time value of money.
          Since fiscal year-end 2005, we have worked with Peterson Risk Consulting LLC, nationally recognized experts in the United States with respect to the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimates including the expected timing of payments and allocation methodology assumptions we provided them, Peterson Risk Consulting LLC provided an analysis of the unsettled insurance asset as of December 31, 2009. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset as of June 30, 2010.
          As of June 30, 2010, we estimated the value of our unsettled asbestos insurance asset related to ongoing litigation in New York state court with our subsidiaries’ insurers at $3,700. The litigation relates to the amounts of insurance coverage available for asbestos-related claims and the proper allocation of the coverage among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.
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
          During the fiscal six months ended June 30, 2010, our subsidiaries reached agreements to settle their disputed asbestos-related insurance coverage with two additional insurers. As a result of these settlements, we increased our asbestos-related insurance asset and recorded gains of $3,000 and $7,000, respectively in the fiscal quarter and six months ended June 30, 2010.
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
          During the fiscal quarter and six months ended June 30, 2010, we recognized net provisions of $2,344 and $1,597, respectively, on the revaluation of our asbestos liability and related asset resulting from the gain of $3,000 and $7,000, respectively, on the settlement of coverage litigation with asbestos insurance carriers, as noted above, partially offset by increases in our provision related to the revaluation of our asbestos liability and related asset resulting from our rolling 15-year asbestos liability estimate.
          During the fiscal quarter and six months ended June 30, 2010, we had net cash outflows of approximately $200 and $6,600, respectively, resulting from asbestos liability indemnity and defense costs payments in excess of insurance settlement proceeds. We expect to have net cash inflows of $7,900 as a result of insurance settlement proceeds in excess of the asbestos liability indemnity and defense costs for the full fiscal year 2010. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.
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

          United Kingdom
          Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 950 claims have been brought against our U.K. subsidiaries of which 289 remained open as of June 30, 2010. None of the settled claims has resulted in material costs to us.
          As of June 30, 2010, we recorded total liabilities of $33,200 comprised of an estimated liability relating to open (outstanding) claims of $5,500 and an estimated liability relating to future unasserted claims through the fiscal second quarter of 2025 of $27,700. Of the total, $3,200 was recorded in accrued expenses and $30,000 was recorded in asbestos-related liability on the consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $3,200 was recorded in accounts and notes receivable-other and $30,000 was recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability and related asset recorded in the U.K. would be approximately $50,500.
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
          Power Plant Dispute — Ireland
          In 2006, a dispute arose with a client because of material corrosion that occurred at two power plants we designed and built in Ireland, which began operation in December 2005 and June 2006. There was also corrosion that occurred to subcontractor-provided emissions control equipment and induction fans at the back-end of the power plants which is due principally to the low set point temperature design of the emissions control equipment that was set by our subcontractor. We have identified technical solutions to resolve the boiler tube corrosion and emissions control equipment corrosion and during the fiscal fourth quarter of 2008 entered into a settlement with the client under which we are implementing the technical solutions in exchange for a full release of all claims related to the corrosion (including a release from the client’s right under the original contract to reject the plants under our availability guaranty) and the client’s agreement to share the cost of the ameliorative work related to the boiler tube corrosion. Accordingly, the client withdrew its notice of arbitration in January 2009, which was originally filed in May 2008.
          Between fiscal year 2006 and the end of fiscal year 2008, we recorded charges totaling $61,700 in relation to this project. The implementation of the technical solutions is anticipated to be completed in 2011.
          Power Plant Arbitration — North America
          In January 2010, we commenced arbitration against our client in connection with a power plant project in Louisiana seeking, among other relief, a declaration as to our rights under our purchase order with respect to $17,800 in retention monies and an $82,000 letter of credit held by the client. The purchase order was for the supply of two boilers and ancillary equipment for the project. The project was substantially completed and released for commercial operation in February 2010. Our client is the project’s engineering, procurement and construction contractor. Under the terms of the purchase order, significant reductions to the retention and letter of credit monies are to occur upon the project’s achievement of substantial completion, which has been delayed due to failures on our client’s part to properly manage and execute the project. The client has taken the position that we are responsible for the project’s delays and, subsequent to service of our arbitration demand, has served its own arbitration demand, seeking to assess us with all associated late substantial completion liquidated damages under our purchase order, together with liquidated damages for alleged late material and equipment deliveries, and back charges for corrective work and other damages arising out of allegedly defective materials and equipment delivered by us. The client contends it is owed in excess of $69,000 under our purchase order as a result of our alleged failures. There is a risk that the client will attempt to call all or part of the letter of credit during the pendency of the proceeding. We are of the opinion that any such call would be wrongful and entitle us to seek return of the funds and any other damages arising out of the call. We cannot predict the ultimate outcome of this dispute at this time.
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
          In 1998, CCERA filed suit against the PCFA and other parties seeking, among other things, to void the applicable contracts and agreements governing the Project (Camden County Energy Recovery Assoc. v. N.J. Department of Environmental Protection, et al., Superior Court of New Jersey, Mercer County, L-268-98). Since 1999, the State of New Jersey has provided subsidies sufficient to ensure the payment of each of the PCFA’s debt service payments as they became due, but the State’s current appropriations act includes an appropriation that appears insufficient to make the full debt service payment due in December 2010. The bonds outstanding in connection with the Project were issued by the PCFA, not by us or CCERA, and the bonds are not guaranteed by either us or CCERA. In the litigation, the defendants have asserted, among other things, that an equitable portion of the outstanding debt on the Project should be allocated to CCERA even though CCERA did not guarantee the bonds.
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
          In the fall of 2004, FWEC sampled the private domestic water supply wells of certain residences in Mountain Top and identified approximately 30 residences whose wells contained TCE at levels in excess of Safe Drinking Water Act standards. The subject residences are located approximately one mile to the southwest of where the TCE previously was discovered in the soils at the former FWEC facility. Since that time, FWEC, USEPA, and PADEP have cooperated in responding to the foregoing. Although FWEC believed the evidence available was not sufficient to support a determination that FWEC was responsible for the TCE in the residential wells, FWEC immediately provided the affected residences with bottled water, followed by water filters, and, pursuant to a settlement agreement with USEPA, it hooked them up to the public water system. Pursuant to an amendment of the settlement agreement, FWEC subsequently agreed with USEPA to arrange and pay for the hookup of approximately five additional residences, even though TCE has not been detected in the wells at those residences. FWEC is incurring costs related to public outreach and communications in the affected area, and it may be required to pay the agencies’ costs in overseeing and responding to the situation. FWEC is also incurring further costs in connection with a Remedial Investigation / Feasibility Study (“RI/FS”) that in March 2009 it agreed to conduct. In April 2009, USEPA proposed for listing on the National Priorities List (“NPL”) an area consisting of its former manufacturing facility and the affected residences, but it also stated that the proposed listing may not be finalized if FWEC complies with its agreement to conduct the RI/FS. FWEC submitted comments opposing the proposed listing. FWEC has accrued its best estimate of the cost of the foregoing and it reviews this estimate on a quarterly basis.
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
          In June 2010, CCERA received an Administrative Order of Revocation and Notice of Civil Administrative Penalty Assessment from the New Jersey Department of Environmental Protection (“NJDEP”). The Administrative Order alleged that CCERA had violated its permit emission limit for total PM-10, particulate matter 10 micrometers or less, during its March 2010 annual stack testing (8.08 pounds per hour against a permit limit of 7.02 pounds per hour), and it provided for the revocation of the permit to operate CCERA’s Unit A, one of CCERA’s three units. CCERA re-tested Unit A on June 22, 2010, and the re-test results indicate that the PM-10 emissions were well below its permit limit. In response to CCERA’s request for a hearing and a stay of the revocation order, NJDEP, on July 8, 2010, agreed to stay the revocation of the above-described permit until October 15, 2010. Management intends to seek rescission of the revocation by NJDEP, but, at present, there can be no assurance that NJDEP will agree to rescind the revocation, and management cannot predict what impact the foregoing might have on CCERA.

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
          Since fiscal year 2007, we have been exploring, and intend to continue to explore, acquisitions within the engineering and construction industry to strategically complement or expand on our technical capabilities or access to new market segments. We are also exploring acquisitions within the power generation industry to complement our Global Power Group product offering. However, there is no assurance that we will consummate any acquisitions in the future.
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

     Results for the Fiscal Second Quarter and Six Months ended June 30, 2010
          Our summary financial results for the fiscal quarter and six months ended June 30, 2010 and 2009 are as follows:

	Fiscal Quarters Ended		Fiscal Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Consolidated Statement of Operations Data:
Operating revenues (1)	$1,005,496	$1,308,801	$1,951,069	$2,573,324
Contract profit (1)	147,860	219,959	319,942	382,711
Selling, general and administrative expenses (1)	69,515	69,024	139,820	138,272
Net income attributable to Foster Wheeler AG	58,858	122,204	130,918	195,067
Earnings per share :
Basic	0.46	0.97	1.03	1.54
Diluted	0.46	0.96	1.02	1.54
Net cash provided by operating activities (2)			51,325	93,954

(1)	Please refer to the section entitled “—Results of Operations” within this Item 2 for further discussion.

(2)	Please refer to the section entitled “—Liquidity and Capital Resources” within this Item 2 for further discussion.
          Our cash and cash equivalents were $973,900 and $997,200 as of June 30, 2010 and December 31, 2009, respectively.
          Net income attributable to Foster Wheeler AG decreased in the fiscal second quarter of 2010, compared to the same period of 2009, primarily as a result of decreased contract profit. Please refer to the discussion within the section entitled “—Results of Operations” within this Item 2.
          Net income attributable to Foster Wheeler AG decreased in the fiscal six months ended June 30, 2010, compared to the same period of 2009, primarily as a result of decreased contract profit and an increase in our effective tax rate, partially offset by a curtailment gain related to our U.K. pension plan that has been closed for future benefit accrual. Please refer to the discussion within the section entitled “—Results of Operations” within this Item 2.
          Challenges and Drivers
          Our primary operating focus continues to be booking quality new business and executing our contracts well. The global markets in which we operate are largely dependent on overall economic growth and the resultant demand for oil and gas, electric power, petrochemicals and refined products.
          In our Global E&C business, we expect long-term demand to be strong for the end products produced by our clients, and to continue to stimulate investment by our clients in new and expanded plants. The global economic downturn experienced in 2008 and 2009 caused many of our E&C clients to reevaluate the size, timing and scope of their capital spending plans in relation to the kinds of energy, petrochemical and pharmaceutical projects that we execute, but as the global economic outlook continues to improve, we have noted signs of market improvement. We are seeing increasing numbers of our clients implementing their 2010 capital spending plans. A number of these clients are, however, releasing tranches of work on a piecemeal basis, conducting further analysis before deciding to proceed with their investments or reevaluating the size, timing or configuration of specific planned projects. We are also seeing clients re-activating planned projects that were placed on hold in 2009. The challenges and drivers for our Global E&C Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global E&C Group-Overview of Segment,” within this Item 2.

          In our Global Power Group business, new order activity has been unfavorably affected by several trends which began in fiscal year 2008 and have continued through fiscal year 2010. We believe, however, that demand for new solid-fuel steam generators has begun to improve in fiscal year 2010, driven primarily by growing electricity demand and industrial production as economies around the world recover from the recent global economic downturn. The challenges and drivers for our Global Power Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global Power Group-Overview of Segment,” within this Item 2.
     New Orders and Backlog of Unfilled Orders

	Fiscal Quarters Ended
	June 30,	March 31,	June 30,
	2010	2010	2009
New orders, measured in future revenues	$935,600	$938,500	$933,800

	As of
	June 30,	March 31,	December 31,
	2010	2010	2009
Backlog of unfilled orders, measured in future revenues	$3,713,300	$4,027,800	$4,112,800
Backlog, measured in Foster Wheeler scope*	$2,229,800	$2,306,700	$2,068,600
E&C man-hours in backlog (in thousands)	14,100	13,500	12,700

*	As defined in the section entitled “—Backlog and New Orders” within this Item 2.
          Our Global E&C Group’s new orders, measured in future revenues, were $770,800 in the fiscal second quarter of 2010, which increased compared to $476,300 in the fiscal first quarter of 2010 and decreased compared to $847,700 in the fiscal second quarter of 2009. These new orders are inclusive of flow-through revenues, as defined below, of $283,200, $58,100 and $335,700 for the fiscal second quarter of 2010, fiscal first quarter of 2010 and fiscal second quarter of 2009, respectively.
          Our Global Power Group’s new orders were $164,800 in the fiscal second quarter of 2010, which decreased compared to $462,200 in the fiscal first quarter of 2010 and increased compared to $86,100 in the fiscal second quarter of 2009.
          The challenges and drivers for our Global E&C Group and our Global Power Group are discussed in more detail in the section entitled “—Business Segments,” within this Item 2.
Results of Operations:
     Operating Revenues:

	June 30, 2010	June 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$1,005,496	$1,308,801	$(303,305)	(23.2)%
Fiscal Six Months Ended	$1,951,069	$2,573,324	$(622,255)	(24.2)%
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

          The geographic dispersion of our consolidated operating revenues for the fiscal quarter and six months ended June 30, 2010 and June 30, 2009 based upon where our projects are being executed, were as follows:

	Fiscal Quarters Ended				Fiscal Six Months Ended
	June 30,	June 30,			June 30,	June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Asia	$208,584	$439,102	$(230,518)	(52.5)%	$421,215	$830,882	$(409,667)	(49.3)%
Australasia and other*	308,450	266,571	41,879	15.7%	596,490	515,938	80,552	15.6%
Europe	223,439	286,445	(63,006)	(22.0)%	423,349	577,860	(154,511)	(26.7)%
Middle East	51,515	110,164	(58,649)	(53.2)%	125,438	218,006	(92,568)	(42.5)%
North America	150,268	157,761	(7,493)	(4.7)%	276,909	327,746	(50,837)	(15.5)%
South America	63,240	48,758	14,482	29.7%	107,668	102,892	4,776	4.6%

Total	$1,005,496	$1,308,801	$(303,305)	(23.2)%	$1,951,069	$2,573,324	$(622,255)	(24.2)%

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.
          Our consolidated operating revenues declined in the fiscal quarter and six months ended June 30, 2010, compared to the same periods in fiscal year 2009. The declines in both periods were primarily the result of decreased flow-through revenues, as described below, and decreased volume of business in our Global Power Group. Our consolidated operating revenues decreased approximately 16% and 21%, respectively, excluding the impact of the change in flow-through revenues and foreign currency fluctuations in the fiscal quarter and six months ended June 30, 2010, compared to the same periods in 2009.
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
          Our Global E&C Group experienced decreases in operating revenues of 18% in both the fiscal quarter and six months ended June 30, 2010, compared to the same periods in 2009, which include the impact of decreased flow-through revenues in both periods. Excluding flow-through revenues, our Global E&C Group’s operating revenues decreased 6% in both the fiscal quarter and six months ended June 30, 2010, compared to the same periods in 2009. The decrease in the fiscal second quarter of 2010, compared to the same period in 2009, resulted from foreign currency fluctuations relative to the U.S. dollar, primarily driven by the British pound and Euro, and a decline in volume of business. The decrease in the fiscal six months ended June 30, 2010, compared to the same period in 2009, resulted from a decline in volume of business, while foreign currency fluctuations had a relatively minimal impact. Please refer to the section entitled “—Business Segments,” within this Item 2, for a discussion of our view of the market outlook for our Global E&C Group.
          Our Global Power Group experienced decreases in operating revenues of 41% and 44%, respectively, in the fiscal quarter and six months ended June 30, 2010, compared to the same periods in 2009, which was the result of decreased volume of business. Please refer to the section entitled “—Business Segments,” within this Item 2, for a discussion of our view of the market outlook for our Global Power Group.
     Contract Profit:

	June 30, 2010	June 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$147,860	$219,959	$(72,099)	(32.8)%
Fiscal Six Months Ended	$319,942	$382,711	$(62,769)	(16.4)%
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
          The decrease in our contract profit in the fiscal second quarter of 2010, compared to the same period in 2009, resulted from decreases in both our operating groups. Please refer to the section entitled “—Business Segments,” within this Item 2, for further information.

          Both of our operating groups experienced decreased contract profit in the fiscal six months ended June 30, 2010, compared to the same period in 2009, which was partially offset by a curtailment gain of approximately $20,100 related to our U.K. pension plan that has been closed for future benefit accrual. Please refer to the section entitled “—Business Segments,” within this Item 2, for further information.
     Selling, General and Administrative (SG&A) Expenses:

	June 30, 2010	June 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$69,515	$69,024	$491	0.7%
Fiscal Six Months Ended	$139,820	$138,272	$1,548	1.1%
          SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.
          The increase in SG&A expenses in the fiscal second quarter of 2010, compared to the same period in 2009, resulted primarily from an increase in general overhead costs of $2,300, which was partially offset by decreases in sales pursuit costs of $1,300 and research and development costs of $500.
          The increase in SG&A expenses in the fiscal six months ended June 30, 2010, compared to the same period in 2009, resulted primarily from an increase in sales pursuit costs of $1,900, which was partially offset by a decrease in research and development costs of $700, while general overhead costs were relatively unchanged.
     Other Income, net:

	June 30, 2010	June 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$11,419	$11,490	$(71)	(0.6)%
Fiscal Six Months Ended	$19,751	$19,693	$58	0.3%
          Other income, net in the fiscal second quarter of 2010 consisted primarily of $4,800 in equity earnings generated from our investments, primarily from our ownership interests in build, own and operate projects in Italy and $2,400 of value-added tax refunds and other non-income tax credits. Other income, net was relatively unchanged in the fiscal second quarter of 2010, compared to the same period in 2009, which was the net result of decreases in equity earnings in our Global Power Group’s project in Chile of $4,000 and our Global E&C Group’s projects in Italy of $2,300, offset by other activities which included $1,700 of value-added tax refunds and other non-income tax credits.
          Other income, net in the fiscal six months ended June 30, 2010 consisted primarily of $11,300 in equity earnings generated from our investments, primarily from our ownership interests in build, own and operate projects in Italy and Chile and $3,200 of value-added tax refunds and other non-income tax credits. Other income, net was relatively unchanged in the fiscal six months ended June 30, 2010, compared to the same period in 2009. This was the net result of decreases in equity earnings in our Global Power Group’s project in Chile of $5,000 and our Global E&C Group’s projects in Italy of $1,300, offset by other activities including $2,500 of value-added tax refunds and other non-income tax credits.
          Our Global Power Group’s project in Chile experienced decreased equity earnings in the fiscal quarter and six months ended June 30, 2010, as compared to the same periods in 2009, as a result of the project facility’s suspension of normal operating activities since February 2010 due to significant damage caused by an earthquake that occurred off the coast of Chile on February 27, 2010. Our Global Power Group’s equity earnings assume an estimated recovery under a property damage insurance policy sufficient to repair the facility and an estimated recovery under a business interruption insurance policy for fixed costs until the facility becomes fully operational; however, in accordance with authoritative accounting guidance on business interruption insurance, there is currently no estimated recovery for lost profits. A claim for lost profits has recently been submitted to the insurance carrier of the project and we expect that the project will be able to record an estimate for lost profits as the claim is finalized. We believe the property damage insurance coverage in effect will be sufficient to cover the estimated costs of repairing the facility and to substantially compensate the project for the loss of profits while the facility has suspended operations until such time as normal operating activities can resume.

     Other Deductions, net:

	June 30, 2010	June 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$8,049	$6,898	$1,151	16.7%
Fiscal Six Months Ended	$19,737	$12,985	$6,752	52.0%
          Other deductions, net in the fiscal second quarter of 2010 consisted primarily of $6,400 of legal fees, $1,000 of bank fees and $700 of consulting fees.
          Other deductions, net in the fiscal second quarter of 2009 consisted primarily of $3,300 of legal fees, $1,400 of consulting fees, $900 of bank fees, a $500 provision for dispute resolution and environmental remediation costs, a $500 loss on the sale of fixed assets and a net $500 in tax penalties, which included $200 of previously accrued tax penalties that were ultimately not assessed, partially offset by $800 of net foreign exchange gains. Net foreign exchange gains include the net amount of transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of our subsidiaries.
          Other deductions, net in the fiscal six months ended June 30, 2010 consisted primarily of $9,900 of legal fees, $4,600 of net foreign exchange transaction losses, $2,200 of consulting fees and $1,900 of bank fees, partially offset by a net reduction in tax penalties of $100, which included $1,400 of previously accrued tax penalties that were ultimately not assessed. The net foreign exchange transaction losses in the fiscal six months ended June 30, 2010 resulted primarily from exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.
          Other deductions, net in the fiscal six months ended June 30, 2009 consisted primarily of $7,400 of legal fees, $2,000 of consulting fees, $1,900 of bank fees, a net $400 in tax penalties, which included $800 of previously accrued tax penalties that were ultimately not assessed, a $600 provision for dispute resolution and environmental remediation costs and a $500 loss on the sale of fixed assets, partially offset by $1,500 of net foreign exchange gains.
     Interest Income:

	June 30, 2010	June 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$2,730	$2,426	$304	12.5%
Fiscal Six Months Ended	$5,089	$5,098	$(9)	(0.2)%
          Interest income in the fiscal second quarter of 2010 increased, compared to the same period in 2009, which was primarily the result of increased income generated from higher average cash and cash equivalents balances. Interest income in the fiscal six months ended June 30, 2010 was relatively unchanged, compared to the same period in 2009, which was the net result of decreased interest income from lower interest rates and investment yields, offset by increased income generated from higher average cash and cash equivalents balances during fiscal year 2010 and a slight favorable impact from foreign currency fluctuations.
     Interest Expense:

	June 30, 2010	June 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$4,044	$1,302	$2,742	210.6%
Fiscal Six Months Ended	$8,595	$5,469	$3,126	57.2%
          The increase in interest expense in the fiscal quarter and six months ended June 30, 2010, compared to the same periods in 2009, primarily resulted from net increases of $2,500 and $3,500, respectively, in accrued interest expense on unrecognized tax benefits.
          During the fiscal quarter and six months ended June 30, 2010, we recorded net accrued interest expense on unrecognized tax benefits of $300 and $1,300, respectively, which both periods were net of previously accrued interest expense that was ultimately not assessed of $1,100. During the fiscal quarter and six months ended June 30, 2009, we recorded a net reduction of accrued interest expense on unrecognized tax benefits in both periods of $2,200, which were net of previously accrued interest expense that was ultimately not assessed of $2,700 and $3,200, respectively.

     Net Asbestos-Related Provision:

	June 30, 2010	June 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$2,344	$1,756	$588	33.5%
Fiscal Six Months Ended	$1,597	$3,506	$(1,909)	(54.4)%
          The increase in the net asbestos-related provision in the fiscal second quarter of 2010, compared to the same period in 2009, primarily resulted from an increase of $3,600 to our provision related to the revaluation of our asbestos liability, partially offset by a gain of $3,000 on the settlement of coverage litigation with an asbestos insurance carrier.
          The decrease in the net asbestos-related provision in the fiscal six months ended June 30, 2010, compared to the same period in 2009, primarily resulted from a gain of $7,000 on the settlement of coverage litigation with two asbestos insurance carriers, partially offset by an increase of $5,100 to our provision related to the revaluation of our asbestos liability.
     Provision for Income Taxes:

	June 30, 2010	June 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$15,409	$27,561	$(12,152)	(44.1)%
Effective Tax Rate	19.7%	17.8%

Fiscal Six Months Ended	$37,019	$45,564	$(8,545)	(18.8)%
Effective Tax Rate	21.1%	18.4%
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

          Fiscal Year 2010
          Our effective tax rate for the fiscal first six months of 2010 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which is expected to contribute to an approximate 18-percentage point reduction in the effective tax rate for the full year 2010.

•	A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily the United States), which is expected to contribute an approximate five-percentage point increase in the effective tax rate for the full year 2010.
          Fiscal Year 2009
          Our effective tax rate for the fiscal first six months of 2009 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 18-percentage point reduction in the effective tax rate.

•	A valuation allowance increase because we were unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily the United States), which contributed to an approximate three-percentage point increase in the effective tax rate.
          These variances were partially offset by the reduction of valuation allowances in certain jurisdictions and other permanent differences.
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
     Net Income Attributable to Noncontrolling Interests:

	June 30, 2010	June 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$3,790	$5,130	$(1,340)	(26.1)%
Fiscal Six Months Ended	$7,096	$6,639	$457	6.9%
          Net income attributable to noncontrolling interests represents third-party ownership interests in the results of our Global Power Group’s Martinez, California gas-fired cogeneration subsidiary and our manufacturing subsidiaries in Poland and the People’s Republic of China as well as our Global E&C Group’s subsidiaries in Malaysia and South Africa. The change in net income attributable to noncontrolling interests is based upon changes in the underlying earnings of these subsidiaries and/or changes in the noncontrolling interests’ ownership interest in the subsidiaries.
          The decrease in net income attributable to noncontrolling interests in the fiscal second quarter of 2010, compared to the same period in 2009, primarily resulted from our operations in Malaysia and Poland, partially offset by our operations in Martinez, California.
          The increase in net income attributable to noncontrolling interests in the fiscal six months ended June 30, 2010, compared to the same period in 2009, primarily resulted from our operations in Martinez, California and South Africa, partially offset by our operations in Malaysia and Poland.

     EBITDA:

	June 30, 2010	June 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$90,239	$161,962	$(71,723)	(44.3)%
Fiscal Six Months Ended	$201,519	$267,546	$(66,027)	(24.7)%
          EBITDA decreased in the fiscal second quarter of 2010, compared to the same period in 2009, primarily driven by decreased contract profit in both of our business groups. Please refer to the preceding discussion within this “—Results of Operations” section.
          EBITDA decreased in the fiscal six months ended June 30, 2010, compared to the same period in 2009, primarily driven by decreased contract profit in both of our business groups, partially offset by a curtailment gain of $20,100 related to our U.K. pension plan that has been closed for future benefit accrual. Please refer to the preceding discussion of each of these items within this “—Results of Operations” section.
          See the individual segment explanations below for additional details.
          EBITDA is a supplemental financial measure not defined in generally accepted accounting principles, or GAAP. We define EBITDA as income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. Certain covenants under our U.S. senior secured credit agreement, as in effect as of June 30, 2010 and as amended and restated in July 2010, use an adjusted form of EBITDA such that in the covenant calculations the EBITDA as presented herein is adjusted for certain unusual and infrequent items specifically excluded in the terms of our U.S. senior secured credit agreement. We believe that the line item on the consolidated statement of operations entitled “net income attributable to Foster Wheeler AG” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income attributable to Foster Wheeler AG as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income attributable to Foster Wheeler AG, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:
•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and

•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.

          A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)
Fiscal Quarter Ended June 30, 2010:
EBITDA (2)	$90,239	$85,460	$26,396	$(21,617)

Less: Interest expense	4,044
Less: Depreciation and amortization	11,928
Less: Provision for income taxes	15,409

Net income attributable to Foster Wheeler AG	$58,858

Fiscal Quarter Ended June 30, 2009:
EBITDA (3)	$161,962	$130,628	$53,780	$(22,446)

Less: Interest expense	1,302
Less: Depreciation and amortization	10,895
Less: Provision for income taxes	27,561

Net income attributable to Foster Wheeler AG	$122,204

Fiscal Six Months Ended June 30, 2010:
EBITDA (4)	$201,519	$185,393	$56,279	$(40,153)

Less: Interest expense	8,595
Less: Depreciation and amortization	24,987
Less: Provision for income taxes	37,019

Net income attributable to Foster Wheeler AG	$130,918

Fiscal Six Months Ended June 30, 2009:
EBITDA (5)	$267,546	$211,910	$102,563	$(46,927)

Less: Interest expense	5,469
Less: Depreciation and amortization	21,446
Less: Provision for income taxes	45,564

Net income attributable to Foster Wheeler AG	$195,067

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	Includes in the fiscal quarter ended June 30, 2010: increased contract profit of $8,600 from the regular revaluation of final estimated contract profit*: $8,100 in our Global E&C Group and $500 in our Global Power Group; and a net provision of $2,300 in our C&F Group on the revaluation of our asbestos liability and related asset**.

(3)	Includes in the fiscal quarter ended June 30, 2009: increased contract profit of $20,200 from the regular revaluation of final estimated contract profit*: $18,000 in our Global E&C Group and $2,200 in our Global Power Group; and a provision of $1,800 in our C&F Group on the revaluation of our asbestos liability and related asset**.

(4)	Includes in the fiscal six months ended June 30, 2010: increased contract profit of $33,700 from the regular revaluation of final estimated contract profit*: $25,200 in our Global E&C Group and $8,500 in our Global Power Group; a $20,100 curtailment gain in our Global E&C Group on the closure of the U.K. pension plan for future defined benefit accrual; and a net provision of $1,600 in our C&F Group on the revaluation of our asbestos liability and related asset**.

(5)	Includes in the fiscal six months ended June 30, 2009: increased contract profit of $26,200 from the regular revaluation of final estimated contract profit*: $24,500 in our Global E&C Group and $1,700 in our Global Power Group; and a provision of $3,500 in our C&F Group on the revaluation of our asbestos liability and related asset**.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding changes in our final estimated contract profit.

**	Please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for

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
Business Segments
          EBITDA, as discussed and defined above, is the primary measure of operating performance used by our chief operating decision maker.
     Global E&C Group

	Fiscal Quarters Ended				Fiscal Six Months Ended
	June 30,	June 30,			June 30,	June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Operating revenues	$842,461	$1,030,471	$(188,010)	(18.2)%	$1,622,145	$1,982,883	$(360,738)	(18.2)%

EBITDA	$85,460	$130,628	$(45,168)	(34.6)%	$185,393	$211,910	$(26,517)	(12.5)%

     Results
          The geographic dispersion of our Global E&C Group’s operating revenues for the fiscal quarters and six months ended June 30, 2010 and June 30, 2009 based upon where our projects are being executed, were as follows:

	Fiscal Quarters Ended					Fiscal Six Months Ended
	June 30,	June 30,			June 30,	June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Asia	$172,137	$413,434	$(241,297)	(58.4)%	$359,408	$780,396	$(420,988)	(53.9)%
Australasia and other*	307,799	264,921	42,878	16.2%	595,396	512,401	82,995	16.2%
Europe	164,955	153,198	11,757	7.7%	306,762	306,038	724	0.2%
Middle East	50,654	110,164	(59,510)	(54.0)%	121,194	218,006	(96,812)	(44.4)%
North America	94,315	59,691	34,624	58.0%	153,861	118,349	35,512	30.0%
South America	52,601	29,063	23,538	81.0%	85,524	47,693	37,831	79.3%

Total	$842,461	$1,030,471	$(188,010)	(18.2)%	$1,622,145	$1,982,883	$(360,738)	(18.2)%

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.
          Our Global E&C Group experienced decreases in operating revenues of 18% in both the fiscal quarter and six months ended June 30, 2010, compared to the same periods in 2009, which include the impact of decreased flow-through revenues in both periods. Excluding flow-through revenues, our Global E&C Group’s operating revenues decreased 6% in both the fiscal quarter and six months ended June 30, 2010, compared to the same periods in 2009. The decrease in the fiscal second quarter of 2010, compared to the same period in 2009, resulted from foreign currency fluctuations relative to the U.S. dollar, primarily driven by the British pound and Euro, and a decline in volume of business. The decrease in the fiscal six months ended June 30, 2010, compared to the same period in 2009, resulted from a decline in volume of business, while foreign currency fluctuations had a relatively minimal impact. Please refer to the “—Overview of Segment” section below for a discussion of our Global E&C Group’s market outlook.
          The decrease in our Global E&C Group’s EBITDA in the fiscal second quarter of 2010, compared to the same period in 2009, resulted primarily from the impact of the following:
•	Decreased contract profit of $40,500, primarily as a result of decreased contract profit margins.

•	Increased net foreign exchange transaction losses of $2,500, which resulted primarily from the impact of exchange rate fluctuations on cash balances that were denominated in a currency other than the functional currency of our subsidiaries that held these cash balances.

•	A decrease in equity earnings in our Global E&C Group’s projects in Italy of $2,300.

          The decrease in our Global E&C Group’s EBITDA in the fiscal six months ended June 30, 2010, compared to the same period in 2009, resulted primarily from the net impact of the following:
•	Decreased contract profit of $38,600, primarily as a result of decreased contract profit margins and, to a lesser extent, volume decrease in operating revenues.

•	Increased net foreign exchange transaction losses of $7,600, which resulted primarily from the impact of exchange rate fluctuations on cash balances that were denominated in a currency other than the functional currency of our subsidiaries that held these cash balances.

•	A decrease in equity earnings in our Global E&C Group’s projects in Italy of $1,300.
          The decrease in EBITDA was partially offset by a curtailment gain of $20,100 related to our U.K. pension plan that has been closed for future benefit accrual, which was included in contract profit.
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
          Our Global E&C Group owns one of the leading technologies (SYDECSM delayed coking) used in refinery residue upgrading, in addition to other refinery residue upgrading technologies (solvent deasphalting and visbreaking), and a hydrogen production process used in oil refineries and petrochemical plants. The Global E&C Group also designs and supplies direct-fired furnaces, including fired heaters and waste heat recovery generators, used in a range of refinery, chemical, petrochemical, oil and gas processes, including furnaces used in its proprietary delayed coking and hydrogen production technologies. Additionally, our Global E&C Group has experience with, and is able to work with, a wide range of processes owned by others.
          Although the global economy is showing signs of recovery, several of our clients are continuing to reevaluate the size, timing and scope of their capital spending plans in relation to the kinds of energy, petrochemical and pharmaceuticals projects that we execute. We have seen instances of postponement or cancellation of prospects; clients releasing us to proceed on projects in phases; conducting further analysis before deciding to proceed with their investments; resizing, reconfiguring or relocating of prospective projects to make them more economically viable and intensified competition among engineering and construction contractors which has resulted in pricing pressure. These factors may continue in the second half of fiscal year 2010. However, we continue to see projects moving forward and clients starting to re-examine previously postponed projects to review the business cases for proceeding with such projects. In addition, we believe world demand for energy and chemicals will continue to grow over the long term and that clients will continue to invest in new and upgraded capacity to meet that demand. We have noted signs of market improvement. Moreover, we have continued to be successful in booking contracts of varying types and sizes in our key end markets, including the award of a feasibility study and front-end engineering contract for a new refinery in Iraq, an engineering, procurement and construction management contract in Cameroon for a refinery upgrade and modernization, and project management contracts for the development of two oilfields in the United Arab Emirates. Our success in this regard is a reflection of our technical expertise, our long-term relationships with clients, and our selective approach in pursuit of new prospects where we believe we have significant differentiators.

     Global Power Group

	Fiscal Quarters Ended				Fiscal Six Months Ended
	June 30,	June 30,			June 30,	June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Operating revenues	$163,035	$278,330	$(115,295)	(41.4)%	$328,924	$590,441	$(261,517)	(44.3)%

EBITDA	$26,396	$53,780	$(27,384)	(50.9)%	$56,279	$102,563	$(46,284)	(45.1)%

          Results
          The geographic dispersion of our Global Power Group’s operating revenues for the fiscal quarters and six months ended June 30, 2010 and June 30, 2009 based upon where our projects are being executed, were as follows:

	Fiscal Quarters Ended				Fiscal Six Months Ended
	June 30,	June 30,			June 30,	June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Asia	$36,447	$25,668	$10,779	42.0%	$61,807	$50,486	$11,321	22.4%
Australasia and other*	651	1,650	(999)	(60.5)%	1,094	3,537	(2,443)	(69.1)%
Europe	58,484	133,247	(74,763)	(56.1)%	116,587	271,822	(155,235)	(57.1)%
Middle East	861	—	861	N/M	4,244	—	4,244	N/M
North America	55,953	98,070	(42,117)	(42.9)%	123,048	209,397	(86,349)	(41.2)%
South America	10,639	19,695	(9,056)	(46.0)%	22,144	55,199	(33,055)	(59.9)%

Total	$163,035	$278,330	$(115,295)	(41.4)%	$328,924	$590,441	$(261,517)	(44.3)%

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.

N/M — not meaningful.
          Our Global Power Group experienced decreases in operating revenues of 41% and 44%, respectively, in the fiscal quarter and six months ended June 30, 2010, compared to the same periods in 2009, which was the result of decreased volume of business. Please refer to the "—Overview of Segment” section below for a discussion of our Global Power Group’s market outlook.
          The decrease in our Global Power Group’s EBITDA in the fiscal second quarter of 2010, compared to the same period in 2009, resulted primarily from the net impact of the following:
•	Decreased contract profit of $26,300, primarily as a result of the volume decrease in operating revenues, partially offset by increased contract profit margins.

•	A decrease in equity earnings in our Global Power Group’s project in Chile of $4,000, which was primarily due to the suspension of normal operating activities by the project as a result of an earthquake which occurred on February 27, 2010 off the coast of Chile. We have not recorded equity earnings in the Chile based project since the earthquake, as the operational costs incurred by the project are offset by the same estimated recovery under the property damage and business interruption insurance policies. Please refer to the “—Liquidity and Capital Resources-Outlook” section within this Item 2 for further discussion of the damage and timing of the recognition of expected insurance recoveries.
     The decrease in our Global Power Group’s EBITDA in the fiscal first six months of 2010, compared to the same period in 2009, resulted primarily from the net impact of the following:
•	Decreased contract profit of $43,600, primarily as a result of the volume decrease in operating revenues, partially offset by increased contract profit margins.

•	A decrease in equity earnings in our Global Power Group’s project in Chile of $5,000, which was primarily due to the suspension of normal operating activities by the project as a result of an earthquake which occurred on February 27, 2010 off the coast of Chile. We have not recorded equity earnings in the Chile based project since the earthquake, as the operational costs incurred by the project are offset by the same estimated recovery under the property damage and business interruption insurance policies. Please refer to the “—Liquidity and Capital Resources-Outlook” section within this Item 2 for further discussion of the damage and timing of the recognition of expected insurance recoveries.

          Overview of Segment
          Our Global Power Group designs, manufactures and erects steam generators and auxiliary equipment for electric power generating stations, district heating and power plants and industrial facilities worldwide. Our competitive differentiation in serving these markets is the ability of our products to cleanly and efficiently burn a wide range of fuels, singularly or in combination. In particular, our CFB steam generators are able to burn coals of varying quality, as well as petroleum coke, lignite, municipal waste, waste wood, biomass, and numerous other materials. Among these fuel sources, coal is the most widely used, and thus the market drivers and constraints associated with coal strongly affect the steam generator market and our Global Power Group’s business. Additionally, our Global Power Group owns and/or operates several cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries.
          In our Global Power Group business, new order activity has been unfavorably affected by several trends which began in fiscal year 2008 and which may continue in the future. Weakness in the global economy has reduced the near-term growth in demand for electricity and steam for industrial production processes. In addition, political and environmental sensitivity regarding coal-fired steam generators caused a number of our Global Power Group’s prospective projects to be postponed or cancelled as clients experienced difficulty in obtaining the required environmental permits or decided to wait for additional clarity regarding state and federal regulations. This environmental concern has been especially pronounced in the U.S. and Western Europe, and is linked to the view that solid-fuel-fired steam generators contribute to global warming through the discharge of greenhouse gas emissions into the atmosphere. In addition, the depressed level of natural gas pricing experienced in fiscal years 2009 and 2010, increased the attractiveness of that fuel, in relation to coal, for the generation of electricity. Finally, the constraints on the global credit market are impacting and may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. We believe that demand for new solid-fuel steam generators will improve in the second half of fiscal year 2010 driven primarily by growing electricity demand and industrial production as economies around the world recover from the recent global economic downturn. We are now seeing increased demand for our products in Asia and Eastern Europe as evidenced by increased proposal activity. However, the significant reduction of new contract awards in fiscal year 2009 has and is likely to continue to impact our financial performance in fiscal year 2010.
          Longer-term, we believe that world demand for electrical energy will continue to grow and that solid-fuel-fired steam generators will continue to fill a significant portion of the incremental growth in new generating capacity. In addition, we are seeing a growing need to repower older coal plants with new clean coal plants driven by the need to improve environmental, economical, and reliability performance of mature coal plant fleets in the U.S., Europe and Russia. The fuel-flexibility of our CFB steam generators enables them to burn a variety of fuels other than coal and to produce carbon-neutral electricity when fired by biomass. In addition, our utility steam generators can be designed to incorporate supercritical steam technology, which significantly improves power plant efficiency and reduces power plant emissions.
          We have recently received an award to carry out the detailed engineering and supply of a pilot-scale (approximately 30 MWth) CFB steam generator, which incorporates our carbon-capturing Flexi-BurnTM technology. Once operational, this pilot facility will be utilized to validate the design of a full-scale carbon-capturing CFB power plant. Further, we have recently signed, together with other parties, a grant agreement with the European Commission, or EC, to support the technology development of a commercial scale (approximately 300 MWe) Carbon Capture and Storage, or CCS, demonstration plant featuring our Flexi-BurnTM CFB technology. If the technology development work demonstrates that the project meets its specified technology and investment goals, construction of the commercial scale demonstration plant could begin in 2012 and the plant could be operational by 2015. This project is one of the six European based CCS projects selected for funding by the EC under the European Energy Program for Recovery and it is the only selected project utilizing CFB technology for CCS application.

Liquidity and Capital Resources
          Fiscal First Six Months of 2010 Activities
          Our cash and cash equivalents and restricted cash balances were:

	As of
	June 30,	December 31,
	2010	2009	$ Change	% Change
Cash and cash equivalents	$973,913	$997,158	$(23,245)	(2.3)%
Short-term investments	240	—	240	N/M
Restricted cash	28,189	34,905	(6,716)	(19.2)%

Total	$1,002,342	$1,032,063	$(29,721)	(2.9)%

N/M — not meaningful.
          Total cash and cash equivalents, short-term investments and restricted cash held by our non-U.S. entities as of June 30, 2010 and December 31, 2009 were $802,800 and $806,800, respectively.
          During the fiscal first six months of 2010 we experienced a decrease in cash and cash equivalents of $23,200, primarily as a result of a $57,900 decrease due to exchange rate changes, $9,400 of capital expenditures, $7,700 net repayment of debt and capital lease obligations and $7,300 of distributions to noncontrolling interests, partially offset by $51,300 of cash provided by operating activities, $3,300 change in restricted cash and a $3,200 return of investment from unconsolidated affiliates.
          Cash Flows from Operating Activities:

Fiscal Six Months Ended
June 30, 2010	June 30, 2009	$ Change	% Change
$51,325	$93,954	$(42,629)	(45.4)%
          Net cash provided by operating activities in the fiscal first six months of 2010 primarily resulted from cash provided by net income of $138,000, which includes non-cash charges of $41,100, partially offset by cash used for working capital of $88,700, mandatory and discretionary contributions to our pension plans of $29,200, which included discretionary contributions of $17,800, and net asbestos-related payments of $6,600 (please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for further information on net asbestos-related payments).
          Net cash provided by operating activities in the first fiscal six months of 2009 was primarily from net income of $201,700, which includes non-cash charges of $40,700, partially offset by cash used for working capital needs of $125,500, net payments for asbestos liability and defense costs in excess of proceeds from settlements with asbestos insurance carriers of $17,200, and mandatory contributions to our non-U.S. pension plans of $12,700.
          The decrease in cash provided by operating activities of $42,600 in the fiscal first six months of 2010, compared to the same period of 2009, resulted primarily from decreased net income of $63,700, increased contributions to our pension plans of $16,500, primarily from discretionary contributions in fiscal year 2010 as noted above, partially offset by a decrease in cash used for working capital of $36,800.
          Cash used for working capital was $88,700 and $125,500 in the fiscal first six months of 2010 and 2009, respectively. Working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts and the timing of the related cash receipts. We experienced a decrease in cash used for working capital during the fiscal first six months of 2010, compared to the same period of 2009, as cash receipts from client billings increased relative to cash used for services rendered and purchases of materials and equipment. The decrease in cash used for working capital during the fiscal first six months of 2010 was driven by cash generated by our Global Power Group, partially offset by an increase in cash used by our Global E&C Group.

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
          Cash Flows from Investing Activities:

Fiscal Six Months Ended
June 30, 2010	June 30, 2009	$ Change	% Change
$(4,248)	$(39,215)	$34,967	(89.2)%
          The net cash used in investing activities in the fiscal first six months of 2010 was attributable primarily to capital expenditures of $9,400 and a contractual payment of $1,200 related to a prior acquisition of a business, partially offset by cash provided by a decrease in restricted cash of $3,300 and return of investment from unconsolidated affiliates of $3,200.
          The net cash used in investing activities in the fiscal first six months of 2009 was primarily from capital expenditures of $26,700, which included $11,300 of expenditures in FW Power S.r.l. as we continued construction of the electric power generating wind farm projects in Italy, the $8,900 purchase price paid for substantially all of the assets of the offshore engineering division of OPE and an increase in restricted cash of $2,800 driven by an increase in the balance required for collateralized standby letters of credit, bank guarantees and surety bonds.
          The capital expenditures in the fiscal first six months of 2010 and 2009 related primarily to project construction (including the fiscal year 2009 wind farm project expenditures in FW Power S.r.l., noted above), leasehold improvements, information technology equipment and office equipment. Our capital expenditures decreased $17,300 in the fiscal first six months of 2010, compared to the same period of 2009, as a result of decreased expenditures in both our Global E&C Group and Global Power Group.
          Cash Flows from Financing Activities:

Fiscal Six Months Ended
June 30, 2010	June 30, 2009	$ Change	% Change
$(12,383)	$(3,833)	$(8,550)	223.1%
          The net cash used in financing activities in the fiscal first six months of 2010 was attributable primarily to the repayment of short-term and long-term project debt and capital lease obligations of $9,900 and distributions to noncontrolling interests of $7,300, partially offset by cash provided from exercises of stock options of $2,600 and proceeds from the issuance of new short-term debt of $2,200.
          The net cash used in financing activities in the fiscal first six months of 2009 was attributable primarily to the repayment of debt and capital lease obligations of $8,700, partially offset by proceeds from the issuance of debt of $4,800.

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
          Our U.S. operating entities do not generate sufficient cash flows to fund our obligations related to corporate overhead expenses and asbestos-related liabilities incurred in the U.S. Additionally, we are dependent on cash repatriations to cover essentially all payments and expenses of our Switzerland based corporate overhead expenses and to fund the acquisition of our shares under our share repurchase program described below. Consequently, we require cash repatriations to the U.S. and Switzerland from our entities located in other countries in the normal course of our operations to meet our Swiss and U.S. cash needs and have successfully repatriated cash for many years. We believe that we can repatriate the required amount of cash to the U.S. and Switzerland. Additionally, we continue to have access to the revolving credit portion of our U.S. senior secured credit facility, if needed.
          During the fiscal first six months of 2010, we had net cash outflows of approximately $6,600, resulting from asbestos liability indemnity and defense costs payments in excess of insurance settlement proceeds. We expect to have net cash inflows of $7,900 as a result of insurance settlement proceeds in excess of the asbestos liability indemnity and defense costs for the full fiscal year 2010. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.
          On July 30, 2010, Foster Wheeler AG, Foster Wheeler Ltd., certain of Foster Wheeler Ltd.’s subsidiaries and BNP Paribas, as Administrative Agent, entered into a four-year amendment and restatement of our U.S. senior secured credit agreement, which we entered into in October 2006. The amended and restated U.S. senior secured credit agreement provides for a facility of $450,000, and includes a provision which permits future incremental increases of up to $225,000 in total availability under the facility. The amended and restated U.S. senior secured credit agreement permits us to issue up to $450,000 under the letter of credit facility. Letters of credit issued under the amended and restated U.S. senior secured credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in our corporate credit rating as reported by Moody’s Investors Service (“Moody’s”) and/or Standard & Poor’s (“S&P”). Based on the current ratings, the letter of credit fees for performance and financial letters of credit issued under the amended and restated U.S. senior secured credit agreement are 1.125% and 2.25% per annum of the outstanding amount, respectively, excluding a nominal fronting fee. This performance pricing is not expected to materially impact our liquidity or capital resources in fiscal year 2010. We also have the option to use up to $100,000 of the $450,000 for revolving borrowings at a rate equal to adjusted LIBOR, as defined in the agreement, plus 2.25%, subject also to the performance pricing noted above.
          The assets and/or stock of certain of our U.S. and non-U.S. subsidiaries collateralize our obligations under our amended and restated U.S. senior secured credit agreement. In the event that our corporate credit rating as issued by Moody’s is at least Baa3 and as issued by S&P is at least BBB-, all liens securing our obligations under the amended and restated U.S. senior secured credit agreement will be automatically released and terminated.
          We had approximately $284,700 and $308,000 of letters of credit outstanding under our U.S. senior secured credit agreement in effect as of June 30, 2010 and December 31, 2009, respectively. There were no funded borrowings under our U.S. senior secured credit agreement in effect as of June 30, 2010 or December 31, 2009. We do not intend to borrow under our U.S. senior secured credit facility during fiscal year 2010. Please refer to Note 5 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.
          On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to the refinery/electric power generation project in which we hold an 85% noncontrolling interest. The project’s facility suspended normal operating activities from that date. We do not yet have a complete assessment of the extent of the damage or an estimate of the required cost of repairs. However, we believe the property damage insurance coverage in effect will be sufficient to cover the estimated costs of repairing the facility and to substantially compensate the project for the loss of profits while the facility has suspended operations until such time as normal operating activities can resume. Please refer to Note 3 to the consolidated financial statements in this quarterly report on Form 10-Q for further information on our equity interest in this project.
          We are not required to make any mandatory contributions to our U.S. pension plans in fiscal year 2010 based on the minimum statutory funding requirements. We made mandatory and discretionary contributions totaling approximately $29,200 to our pension plans, which included discretionary contributions totaling approximately $17,800 to our U.S. and U.K. pension plans, during the fiscal six months ended June 30, 2010. Based on the minimum statutory funding requirements for fiscal year 2010, we expect to make mandatory and discretionary contributions totaling approximately $39,000 to our U.S. and non-U.S. pension plans. The Patient Protection and Affordable Care Act and the Health Care and Education and Reconciliation Act were signed into law in the U.S. in March 2010. The law includes a significant number of health-related provisions, most of which will take effect beginning in 2011 or later. At this time we do not expect that the law will have a significant impact on our financial condition, results of operations or cash flows.
          On September 12, 2008, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $750,000 of our outstanding shares and the designation of the repurchased shares for cancellation. Based on the aggregate share repurchases under our program through June 30, 2010, we are authorized to repurchase up to $264,773 of our outstanding shares. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Cumulatively through August 5, 2010, we have repurchased 18,098,519 shares for an aggregate cost of approximately $485,600 (which includes commissions of $400). We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other open market purchases. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans.
          We have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends. Our U.S. senior secured credit agreement, as in effect as of June 30, 2010 and as amended and restated in July 2010, contains limitations on cash dividend payments as well as other restricted payments.
Off-Balance Sheet Arrangements
          We own several noncontrolling interests in power projects in Chile and Italy. Certain of the projects have third-party debt that is not consolidated in our balance sheet. We have also issued certain guarantees for the Chile based project. Please refer to Note 3 to the consolidated financial statements in this quarterly report on Form 10-Q for further information related to these projects.
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
     New Orders, Measured in Terms of Future Revenues

	June 30, 2010			June 30, 2009
	Global	Global		Global	Global
	E&C Group	Power Group	Total	E&C Group	Power Group	Total
By Project Location:
Fiscal Quarters Ended
North America	$229,600	$33,500	$263,100	$367,000	$43,400	$410,400
South America	26,700	5,000	31,700	40,700	5,200	45,900
Europe	139,900	79,400	219,300	165,900	29,800	195,700
Asia	159,500	46,000	205,500	174,700	7,600	182,300
Middle East	106,200	300	106,500	40,400	—	40,400
Australasia and other*	108,900	600	109,500	59,000	100	59,100

Total	$770,800	$164,800	$935,600	$847,700	$86,100	$933,800

Fiscal Six Months Ended
North America	$290,500	$104,200	$394,700	$449,400	$83,300	$532,700
South America	52,800	8,000	60,800	50,300	7,500	57,800
Europe	227,300	416,200	643,500	249,700	71,900	321,600
Asia	249,900	96,600	346,500	689,100	19,600	708,700
Middle East	161,500	300	161,800	89,500	—	89,500
Australasia and other*	265,100	1,700	266,800	129,200	300	129,500

Total	$1,247,100	$627,000	$1,874,100	$1,657,200	$182,600	$1,839,800

By Industry:
Fiscal Quarters Ended
Power generation	$16,700	$138,000	$154,700	$3,000	$58,300	$61,300
Oil refining	499,600	—	499,600	505,000	—	505,000
Pharmaceutical	21,900	—	21,900	16,400	—	16,400
Oil and gas	90,300	—	90,300	100,700	—	100,700
Chemical/petrochemical	128,000	—	128,000	213,100	—	213,100
Power plant operation and maintenance	—	26,800	26,800	—	27,800	27,800
Environmental	3,200	—	3,200	800	—	800
Other, net of eliminations	11,100	—	11,100	8,700	—	8,700

Total	$770,800	$164,800	$935,600	$847,700	$86,100	$933,800

Fiscal Six Months Ended
Power generation	$24,000	$575,800	$599,800	$17,500	$140,900	$158,400
Oil refining	708,300	—	708,300	1,048,100	—	1,048,100
Pharmaceutical	31,900	—	31,900	34,200	—	34,200
Oil and gas	176,300	—	176,300	241,900	—	241,900
Chemical/petrochemical	281,000	—	281,000	313,600	—	313,600
Power plant operation and maintenance	—	51,200	51,200	—	41,700	41,700
Environmental	9,500	—	9,500	4,700	—	4,700
Other, net of eliminations	16,100	—	16,100	(2,800)	—	(2,800)

Total	$1,247,100	$627,000	$1,874,100	$1,657,200	$182,600	$1,839,800

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.

     Backlog, Measured in Terms of Future Revenues

	As of June 30, 2010			As of December 31, 2009
	Global	Global		Global	Global
	E&C Group	Power Group	Total	E&C Group	Power Group	Total
By Contract Type:
Lump-sum turnkey	$—	$382,400	$382,400	$100	$169,300	$169,400
Other fixed-price	346,800	380,300	727,100	215,800	306,300	522,100
Reimbursable	2,558,900	47,400	2,606,300	3,297,700	128,700	3,426,400
Eliminations	900	(3,400)	(2,500)	(900)	(4,200)	(5,100)

Total	$2,906,600	$806,700	$3,713,300	$3,512,700	$600,100	$4,112,800

By Project Location:
North America	$606,500	$179,500	$786,000	$472,700	$198,900	$671,600
South America	148,200	35,100	183,300	185,300	52,700	238,000
Europe	292,200	452,800	745,000	432,800	228,500	661,300
Asia	580,200	120,200	700,400	728,400	93,200	821,600
Middle East	193,100	19,200	212,300	226,000	27,800	253,800
Australasia and other*	1,086,400	(100)	1,086,300	1,467,500	(1,000)	1,466,500

Total	$2,906,600	$806,700	$3,713,300	$3,512,700	$600,100	$4,112,800

By Industry:
Power generation	$17,700	$688,700	$706,400	$18,900	$482,100	$501,000
Oil refining	1,521,400	—	1,521,400	1,597,900	—	1,597,900
Pharmaceutical	24,300	—	24,300	21,300	—	21,300
Oil and gas	1,008,900	—	1,008,900	1,559,400	—	1,559,400
Chemical/petrochemical	311,500	—	311,500	299,800	—	299,800
Power plant operation and maintenance	—	118,000	118,000	—	118,000	118,000
Environmental	9,900	—	9,900	8,200	—	8,200
Other, net of eliminations	12,900	—	12,900	7,200	—	7,200

Total	$2,906,600	$806,700	$3,713,300	$3,512,700	$600,100	$4,112,800

Backlog, measured in terms of Foster Wheeler Scope
Total	$1,434,800	$795,000	$2,229,800	$1,480,100	$588,500	$2,068,600

E & C Man-hours in Backlog (in thousands)
Total	14,100		14,100	12,700		12,700

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.
     The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in decreases of $299,700 and $218,700, respectively, as of June 30, 2010 compared to December 31, 2009.
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
     A full discussion of our critical accounting policies and estimates is included in our 2009 Form 10-K. We did not have a significant change to the application of our critical accounting policies and estimates during the fiscal first six months of 2010.

Accounting Developments
     In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU requires specific disclosures related to the credit quality of an entity’s financing receivables and its allowance for credit losses. Financing receivable is defined in the ASU as a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the entity’s statement of financial position. New disclosures are required for finance receivables and the related allowance for credit losses on a disaggregated basis, which the standard defines as portfolio segment and class of financing receivable. ASU No. 2010-20 is effective for financial statements issued for interim or annual periods ending on or after December 15, 2010. We will amend our disclosures accordingly beginning with our consolidated financial statements included in our Annual Report on Form 10-K for fiscal year 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the fiscal first six months of 2010, there were no material changes in the market risks as described in our annual report on Form 10-K for the fiscal year ended December 31, 2009.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting in the fiscal three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On September 12, 2008, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $750,000 of our outstanding shares and the designation of the repurchased shares for cancellation. Based on the aggregate share repurchases under our program through June 30, 2010, we are authorized to repurchase up to $264,773 of our outstanding shares. As noted in the table below, there were no purchases under our share repurchase program during the fiscal second quarter of 2010.

			Total Number		Approximate
			of Shares		Dollar Value
			Purchased as		of Shares that
			Part of		May Yet Be
		Average	Publicly		Purchased
	Total Number	Price	Announced		Under the
	of Shares	Paid per	Plans		Plans or
Fiscal Month	Purchased(1)	Share	or Programs		Programs
April 1, 2010 through April 30, 2010	—	$—	—
May 1, 2010 through May 31, 2010	—	—	—
June 1, 2010 through June 30, 2010	—	—	—

Total	—	$—	-	(2)	$264,773

(1)	During the fiscal second quarter of 2010, we did not repurchase any shares in open market transactions pursuant to our share repurchase program. We are authorized to repurchase up to $264,773 of our outstanding shares. The repurchase program has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase programs.

(2)	As of June 30, 2010, an aggregate of 18,098,519 shares were purchased for a total of $485,227 since the inception of the repurchase program announced on September 12, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 5. OTHER INFORMATION
     On July 30, 2010, we and certain of our subsidiaries entered into an amended and restated U.S. senior secured credit agreement with BNP Paribas, as Administrative Agent, BNP Paribas Securities Corp., as Sole Bookrunner and Sole Lead Arranger, and HSBC Bank USA, National Association, Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and Natixis, as Syndication Agents. The amended and restated credit agreement constitutes a material definitive agreement for purposes of Item 1.01 of Form 8-K. The amended and restated credit agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.9. A summary of the terms and conditions of the amended and restated credit agreement is set forth in Note 5 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. The summary is qualified in its entirety by reference to the attached amended and restated credit agreement.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibits
3.1	Articles of Association of Foster Wheeler AG. (Filed as Exhibit 3.1 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

3.2	Organizational Regulations of Foster Wheeler AG. (Filed as Exhibit 3.2 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

4.0	Foster Wheeler AG hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler AG and its consolidated subsidiaries to the Commission upon request.

10.1*	Employment Agreement, dated as of May 10, 2010, between Foster Wheeler Inc. and Robert C. Flexon. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, dated May 10, 2010 and filed on May 12, 2010, and incorporated herein by reference.)

10.2*	Second Amendment to the Employment Agreement, dated as of May 4, 2010, between Foster Wheeler Inc. and Franco Baseotto. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, dated May 4, 2010 and filed on May 10, 2010, and incorporated herein by reference.)

10.3*	Second Amendment to the Employment Agreement, dated as of May 4, 2010, between Foster Wheeler Inc. and Beth Sexton.

10.4*	Employment Agreement, dated as of May 28, 2010, between Foster Wheeler Inc., Michael Liebelson and Foster Wheeler International Corp.

10.5*	Third Amendment to the Employment Agreement, dated as of May 25, 2010, between Foster Wheeler Inc. and Rakesh K. Jindal.

10.6*	Second Amendment to the Employment Agreement, dated as of July 16, 2010, between Foster Wheeler Inc. and Lisa Z. Wood.

10.7*	Form of Employee Nonqualified Stock Option Agreement effective May 2010 with respect to certain employees and executive officers. (Filed as Exhibit 10.16 to Foster Wheeler AG’s Form 10-Q, for the fiscal quarter ended March 31, 2010, and incorporated herein by reference.)

10.8*	Form of Employee Restricted Stock Unit Award Agreement effective May 2010 with respect to certain employees and executive officers. (Filed as Exhibit 10.17 to Foster Wheeler AG’s Form 10-Q, for the fiscal quarter ended March 31, 2010, and incorporated herein by reference.)

10.9	Amended and Restated Credit Agreement, dated July 30, 2010, among Foster Wheeler AG, Foster Wheeler Ltd., Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation, Foster Wheeler International Corporation, and Foster Wheeler Inc., as Borrowers, the guarantors party thereto, the lenders party thereto, BNP Paribas as Administrative Agent, BNP Paribas Securities Corp. as Sole Bookrunner and Sole Lead Arranger, and HSBC Bank USA, National Association, Wells Fargo Bank, N.A., Crédit Agricole Corporate and Investment Bank, and Natixis, as Syndication Agents.

23.1	Consent of Analysis, Research & Planning Corporation.

23.2	Consent of Peterson Risk Consulting LLC.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Robert C. Flexon.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Robert C. Flexon.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG (Registrant)
Date: August 5, 2010	/s/ Robert C. Flexon
Robert C. Flexon
Chief Executive Officer

Date: August 5, 2010	/s/ Franco Baseotto
Franco Baseotto
Executive Vice President, Chief Financial Officer And Treasurer