Form 10-Q
period 2010-09-30
FOSTER WHEELER AG
filed 2010-11-04
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,218,303 registered shares (CHF 3.00 par value) were outstanding as of October 22, 2010.

FOSTER WHEELER AG
INDEX

Part I FINANCIAL INFORMATION	3

Item 1 — Financial Statements (Unaudited):	3

Consolidated Statement of Operations for the Fiscal Quarters and Nine Months Ended September 30, 2010 and 2009	3

Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009	4

Consolidated Statement of Changes in Equity for the Fiscal Nine Months Ended September 30, 2010 and 2009	5

Consolidated Statement of Cash Flows for the Fiscal Nine Months Ended September 30, 2010 and 2009	6

Notes to Consolidated Financial Statements	7

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3 — Quantitative and Qualitative Disclosures about Market Risk	50

Item 4 — Controls and Procedures	50

Part II OTHER INFORMATION	51

Item 1 — Legal Proceedings	51

Item 1A — Risk Factors	51

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3 — Defaults Upon Senior Securities	51

Item 5 — Other Information	51

Item 6 — Exhibits	52

Signatures	53
EX-10.2
EX-10.3
EX-10.4
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	Fiscal Quarter Ended September 30,		Fiscal Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenues	$904,709	$1,216,379	$2,855,778	$3,789,703
Cost of operating revenues	764,789	1,022,542	2,395,916	3,213,155

Contract profit	139,920	193,837	459,862	576,548

Selling, general and administrative expenses	73,622	75,881	213,442	214,153
Other income, net	(16,197)	(10,508)	(35,948)	(30,201)
Other deductions, net	7,394	6,722	27,131	19,707
Interest income	(2,835)	(2,701)	(7,924)	(7,799)
Interest expense	4,330	4,648	12,925	10,117
Net asbestos-related (gain)/provision	(1,665)	1,745	(68)	5,251

Income before income taxes	75,271	118,050	250,304	365,320
Provision for income taxes	18,693	22,061	55,712	67,625

Net income	56,578	95,989	194,592	297,695

Less: Net income attributable to noncontrolling interests	4,858	5,991	11,954	12,630

Net income attributable to Foster Wheeler AG	$51,720	$89,998	$182,638	$285,065

Earnings per share (see Note 1):
Basic	$0.41	$0.71	$1.44	$2.26

Diluted	$0.41	$0.71	$1.44	$2.24

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)
(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,040,153	$997,158
Short-term investments	268	—
Accounts and notes receivable, net:
Trade	493,213	526,525
Other	118,865	117,718
Contracts in process	197,748	219,774
Prepaid, deferred and refundable income taxes	51,384	46,478
Other current assets	37,199	33,902

Total current assets	1,938,830	1,941,555

Land, buildings and equipment, net	371,883	398,132
Restricted cash	32,866	34,905
Notes and accounts receivable — long-term	1,397	1,571
Investments in and advances to unconsolidated affiliates	225,162	228,030
Goodwill	87,883	88,702
Other intangible assets, net	67,541	73,029
Asbestos-related insurance recovery receivable	216,393	244,265
Other assets	85,668	87,781
Deferred tax assets	70,127	89,768

TOTAL ASSETS	$3,097,750	$3,187,738

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$35,627	$36,930
Accounts payable	262,694	303,436
Accrued expenses	225,504	280,861
Billings in excess of costs and estimated earnings on uncompleted contracts	633,050	600,725
Income taxes payable	33,227	60,052

Total current liabilities	1,190,102	1,282,004

Long-term debt	159,339	175,510
Deferred tax liabilities	68,013	62,956
Pension, postretirement and other employee benefits	234,215	270,269
Asbestos-related liability	317,191	352,537
Other long-term liabilities	176,433	171,405
Commitments and contingencies

TOTAL LIABILITIES	2,145,293	2,314,681

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	10,291	2,570

TOTAL TEMPORARY EQUITY	10,291	2,570

Equity:
Registered shares:
CHF 3.00 par value; authorized: 190,733,474 shares and 190,649,900 shares, respectively; conditionally authorized: 62,098,354 shares and 62,181,928 shares, respectively; issued: 127,525,517 shares and 127,441,943 shares, respectively; outstanding: 123,212,807 shares and 127,441,943 shares, respectively	329,641	329,402
Paid-in capital	626,948	617,938
Retained earnings	504,819	322,181
Accumulated other comprehensive loss	(463,941)	(438,004)
Treasury shares (outstanding: 4,312,710 shares)	(99,182)	—

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	898,285	831,517

Noncontrolling interests	43,881	38,970

TOTAL EQUITY	942,166	870,487

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$3,097,750	$3,187,738

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands of dollars)
(unaudited)

								Total Foster
					Retained Earnings/			Wheeler AG
	Preferred	Common	Registered	Paid-in	(Accumulated	Accumulated Other	Treasury	Shareholders’	Noncontrolling
	Shares	Shares	Shares	Capital	Deficit)	Comprehensive Loss	Shares	Equity	Interests	Total Equity

Fiscal Nine Months Ended September 30, 2009:
Balance at December 26, 2008	$—	$1,262	$—	$914,063	$(27,975)	$(494,788)	$—	$392,562	$28,718	$421,280
Net income	—	—	—	—	285,065	—	—	285,065	12,630	297,695
Other comprehensive income, net of tax:
Foreign currency translation	—	—	—	—	—	31,322	—	31,322	1,212	32,534
Cash flow hedges	—	—	—	—	—	(3,739)	—	(3,739)	—	(3,739)
Pension and other postretirement benefits	—	—	—	—	—	14,789	—	14,789	(6)	14,783

Comprehensive Income								327,437	13,836	341,273

Issuance of common shares upon exercise of share purchase warrants	—	—	—	9	—	—	—	9	—	9
Issuance of common shares upon vesting of restricted awards	—	1	—	(1)	—	—	—	—	—	—
Cancellation of common shares and issuance of registered shares	—	(1,263)	326,070	(324,807)	—	—	—	—	—	—
Repurchase and retirement of shares	—	—	—	(28)	—	—	—	(28)	—	(28)
Issuance of registered shares upon conversion of preferred shares	—	—	361	(361)	—	—	—	—	—	—
Issuance of registered shares upon exercise of stock options	—	—	33	244	—	—	—	277	—	277
Issuance of registered shares upon vesting of restricted awards	—	—	9	(9)	—	—	—	—	—	—
Issuance of registered shares upon exercise of share purchase warrants	—	—	1,518	955	—	—	—	2,473	—	2,473
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,171)	(2,171)
Share-based compensation expense-stock options and restricted awards	—	—	—	14,183	—	—	—	14,183	—	14,183
Excess tax shortfall related to share-based compensation	—	—	—	(9)	—	—	—	(9)	—	(9)

Balance at September 30, 2009	$—	$—	$327,991	$604,239	$257,090	$(452,416)	$—	$736,904	$40,383	$777,287

Fiscal Nine Months Ended September 30, 2010:
Balance at December 31, 2009	$—	$—	$329,402	$617,938	$322,181	$(438,004)	$—	$831,517	$38,970	$870,487
Net income	—	—	—	—	182,638	—	—	182,638	11,954	194,592
Other comprehensive income, net of tax:
Foreign currency translation	—	—	—	—	—	(18,694)	—	(18,694)	994	(17,700)
Cash flow hedges	—	—	—	—	—	(5,333)	—	(5,333)	—	(5,333)
Pension and other postretirement benefits	—	—	—	—	—	(1,910)	—	(1,910)	(6)	(1,916)

Comprehensive Income								156,701	12,942	169,643

Issuance of registered shares upon exercise of stock options	—	—	235	1,481	—	—	—	1,716	—	1,716
Issuance of registered shares upon vesting of restricted awards	—	—	4	(4)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8,031)	(8,031)
Share-based compensation expense-stock options and restricted awards	—	—	—	7,531	—	—	—	7,531	—	7,531
Excess tax benefit related to share-based compensation	—	—	—	2	—	—	—	2	—	2
Repurchase of registered shares	—	—	—	—	—	—	(99,182)	(99,182)	—	(99,182)

Balance at September 30, 2010	$—	$—	$329,641	$626,948	$504,819	$(463,941)	$(99,182)	$898,285	$43,881	$942,166

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Fiscal Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$194,592	$297,695
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	37,394	32,909
Curtailment net gain on defined benefit pension plans	(19,665)	—
Net asbestos-related provision	10,286	5,251
Share-based compensation expense-stock options and restricted awards	15,252	15,891
Excess tax (benefit)/shortfall related to share-based compensation	(2)	9
Deferred income tax provision	16,526	9,477
Loss on sale of assets	252	565
Equity in the net earnings of partially-owned affiliates, net of dividends	(10,998)	312
Other noncash items	34	5
Changes in assets and liabilities:
Decrease in receivables	12,662	81,590
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	53,994	(110,913)
Decrease in accounts payable and accrued expenses	(102,335)	(116,574)
Net change in other assets and liabilities	(40,425)	(5,298)

Net cash provided by operating activities	167,567	210,919

CASH FLOWS FROM INVESTING ACTIVITIES
Payments related to acquisition of businesses, net of cash acquired	(1,971)	(8,883)
Change in restricted cash	847	705
Capital expenditures	(14,826)	(36,680)
Proceeds from sale of assets	187	903
Return of investment from unconsolidated affiliates	3,232	—
Increase in short-term investments	(240)	(1,003)

Net cash used in investing activities	(12,771)	(44,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	(99,182)	(28)
Distributions to noncontrolling interests	(8,031)	(2,171)
Proceeds from share purchase warrants exercised	—	2,482
Proceeds from stock options exercised	2,681	277
Excess tax benefit/(shortfall) related to share-based compensation	2	(9)
Proceeds from issuance of short-term debt	2,197	5,852
Proceeds from issuance of long-term debt	—	1,865
Repayment of debt and capital lease obligations	(10,222)	(11,963)

Net cash used in financing activities	(112,555)	(3,695)

Effect of exchange rate changes on cash and cash equivalents	754	26,704

INCREASE IN CASH AND CASH EQUIVALENTS	42,995	188,970
Cash and cash equivalents at beginning of year	997,158	773,163

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,040,153	$962,133

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
     Foster Wheeler AG’s consolidated financial results for the fiscal quarter represent the period from July 1 through September 30 for both fiscal years 2010 and 2009 and the fiscal nine months represent the period from January 1, 2010 through September 30, 2010 and December 27, 2008 through September 30, 2009 in fiscal years 2010 and 2009, respectively. Please refer to Note 1 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”), filed with the Securities and Exchange Commission on February 25, 2010, for further information on our fiscal year end and related change of country of domicile from Bermuda to Switzerland in February 2009. As part of our change of country of domicile, we cancelled our common shares and issued registered shares. In January 2010, we relocated our principal executive offices to Geneva, Switzerland.
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
     The consolidated financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in our 2009 Form 10-K. The consolidated balance sheet as of December 31, 2009 was derived from the audited financial statements included in our 2009 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.
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
     Comprehensive income is comprised of net income, as well as adjustments for foreign currency translation, derivative instruments designated as cash flow hedges and pension and other postretirement benefits. Comprehensive income for Foster Wheeler AG, noncontrolling interests and total equity were as follows:

	Fiscal Quarter Ended September 30,		Fiscal Nine Months Ended September 30,
	2010	2009	2010	2009
Comprehensive Income:
Foster Wheeler AG	$104,504	$105,615	$156,701	$327,437
Noncontrolling interests	5,919	6,810	12,942	13,836

Total	$110,423	$112,425	$169,643	$341,273

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
     As of September 30, 2010, we participated in certain entities determined to be VIEs, including a gas-fired cogeneration facility in Martinez, California, a waste-to-energy facility in Camden, New Jersey and a refinery/electric power generation project in Chile. We consolidate the operations of both the Martinez and Camden projects while we record our participation in the Chile based project on the equity method of accounting.
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
     Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit. In the period in which a change in estimate is recognized, the cumulative impact of that change is recorded based on progress achieved through the period of change. The following table summarizes the number of separate projects that experienced final estimated contract profit revisions with an impact on contract profit in excess of $1 million relating to the revaluation of work performed in prior periods:

	Fiscal Quarter Ended September 30,		Fiscal Nine Months Ended September 30,
	2010	2009	2010	2009
Number of separate projects	14	10	35	28
Increase in contract profit from the regular revaluation of final estimated contract profit	$11,800	$11,500	$44,600	$47,500
     Please see Note 11 for further information related to changes in final estimated contract profit.
     Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims as additional contract revenue if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. These two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. Our consolidated financial statements included the following regarding commercial claims:

	September 30,	December 31,
	2010	2009
Assumed recovery of commercial claims	$17,100	$18,700
Claims yet to be expended	$1,700	$1,200
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
     Retirement of Shares under Share Repurchase Program — On September 12, 2008, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $750,000 of our outstanding shares and the designation of the repurchased shares for cancellation. Under Swiss law, the shares that we have repurchased under the program since our redomestication to Switzerland in February 2009 must be held as treasury shares until their cancellation is approved by shareholders and registered with the commercial register as described below. Based on the aggregate share repurchases under our program through September 30, 2010, we are authorized to repurchase up to an additional $165,591 of our outstanding shares. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time.
     All shares acquired under our share repurchase program since our redomestication to Switzerland in February 2009 are held as treasury shares and are carried at cost on the consolidated balance sheet until the cancellation of the shares has been approved by our shareholders and the cancellation is registered with the commercial register of the Canton of Zug in Switzerland. We expect to seek shareholder approval of the cancellation of all shares repurchased under the program since our redomestication to Switzerland in February 2009 at our 2011 annual general meeting of shareholders. Upon the effectiveness of the cancellation of the shares, the treasury share value, on the consolidated balance sheet, will be reduced for the cost of the cancelled shares, with an offsetting aggregate reduction to the registered share value, on the consolidated balance sheet, for the par value of the cancelled shares and paid-in capital, on the consolidated balance sheet, for the excess of the cost of the treasury shares above par value.
     Once repurchased, treasury shares are no longer considered outstanding, which results in a reduction to the weighted-average number of shares outstanding during the reporting period when calculating earnings per share, as described below.

     Earnings per Share — Basic earnings per share is computed by dividing net income attributable to Foster Wheeler AG by the weighted-average number of shares outstanding during the reporting period, excluding non-vested restricted shares. There were no non-vested restricted shares as of September 30, 2010 and 2009. Restricted shares and restricted share units (collectively, “restricted awards”) are included in the weighted-average number of shares outstanding when such restricted awards vest.
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
     In profitable periods, outstanding stock options and warrants have a dilutive effect under the treasury stock method when the average share price for the period exceeds the assumed proceeds from the exercise of the option or warrant. The assumed proceeds include the exercise price, compensation cost, if any, for future service that has not yet been recognized in the consolidated statement of operations, and any tax benefits that would be recorded in paid-in capital when the option or warrant is exercised. Under the treasury stock method, the assumed proceeds are assumed to be used to repurchase shares in the current period. The dilutive impact of the non-vested portion of restricted awards is determined using the treasury stock method, but the proceeds include only the unrecognized compensation cost and tax benefits as assumed proceeds.
     The computations of basic and diluted earnings per share were as follows:

	Fiscal Quarter Ended September 30,		Fiscal Nine Months Ended September 30,
	2010	2009	2010	2009
Basic earnings per share:
Net income attributable to Foster Wheeler AG	$51,720	$89,998	$182,638	$285,065
Weighted-average number of shares outstanding for basic earnings per share	125,459,735	126,459,865	126,810,748	126,355,686

Basic earnings per share	$0.41	$0.71	$1.44	$2.26

Diluted earnings per share:
Net income attributable to Foster Wheeler AG	$51,720	$89,998	$182,638	$285,065
Weighted-average number of shares outstanding for basic earnings per share	125,459,735	126,459,865	126,810,748	126,355,686
Effect of dilutive securities:
Options to purchase shares	60,199	163,721	148,650	77,022
Warrants to purchase shares	—	440,826	—	465,028
Non-vested portion of restricted awards	191,298	335,442	203,651	171,917

Weighted-average number of shares outstanding for diluted earnings per share	125,711,232	127,399,854	127,163,049	127,069,653

Diluted earnings per share	$0.41	$0.71	$1.44	$2.24

     The computation of diluted earnings per share excludes potentially dilutive securities when the assumed proceeds would be greater than the average share price for the period. The following table summarizes the share equivalent of potentially dilutive securities that have been excluded from the denominator used in the calculation of diluted earnings per share due to their antidilutive effect:

	Fiscal Quarter Ended September 30,		Fiscal Nine Months Ended September 30,
	2010	2009	2010	2009
Options not included in the computation of diluted earnings per share	3,049,055	2,146,939	2,855,367	2,441,968

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

2. Business Combinations
     In October 2009, we acquired substantially all of the assets of the Houston operations of Atlas Engineering, Inc., a privately held company, for a purchase price of approximately $21,000. The purchase price may be increased by an estimated $12,000 for contingent consideration depending on the acquired company’s EBITDA, as defined in the purchase agreement for this transaction, over the first three years after the closing date. The estimated fair value of the contingent consideration liability on our consolidated balance sheet as of September 30, 2010 was $6,625. The acquired company is active in upstream oil and gas engineering services. The purchase price allocation and pro forma information for this acquisition were not material to our consolidated financial statements. This company’s financial results are included within our Global E&C Group business segment.
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
     On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our unconsolidated affiliate’s Chile based project. The project’s facility suspended normal operating activities from that date. Subsequent to that date, our unconsolidated affiliate filed a claim with their insurance carrier. During the fiscal third quarter of 2010, a preliminary assessment of the extent of the damage was completed and an estimate of the required cost of repairs was developed. Based on the assessment and cost estimate, as well as correspondence received from the insurance carrier, we expect the property damage insurance recovery to be sufficient to cover the estimated costs of repairing the facility. During the fiscal third quarter of 2010, the insurance carrier also provided a preliminary assessment of the business interruption insurance recovery due to the project, and an advance of insurance proceeds against this assessment. Based on this assessment, we expect the business interruption insurance recovery to substantially compensate the project for the loss of profits while the facility has suspended operations. Normal operating activities are expected to resume by January 1, 2011.
     The summarized financial information presented below for the Chile based project includes an estimated recovery under a property damage insurance policy sufficient to repair the facility and an estimated recovery under a business interruption insurance policy for fixed costs along with an estimated recovery for lost profits for the period from the suspension of the facility’s operations on February 27, 2010 through September 30, 2010. The fiscal quarter ended September 30, 2010 includes approximately $19,700 for the estimated recovery under the business interruption insurance policy included within income before income taxes.

     We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for these entities (each as a whole) based on where the projects are located:

	September 30, 2010		December 31, 2009
	Italy	Chile	Italy	Chile
Balance Sheet Data:
Current assets	$266,610	$56,746	$325,688	$46,311
Other assets (primarily buildings and equipment)	597,530	120,182	644,344	127,393
Current liabilities	118,259	44,021	173,593	40,444
Other liabilities (primarily long-term debt)	404,385	50,132	440,942	63,109
Net assets	341,496	82,775	355,497	70,151

	Fiscal Quarter Ended September 30,				Fiscal Nine Months Ended September 30,
	2010		2009		2010		2009
	Italy	Chile	Italy	Chile	Italy	Chile	Italy	Chile
Income Statement Data:
Total revenues	$76,839	$14,918	$84,074	$13,830	$275,112	$32,222	$283,232	$47,176
Gross profit	14,340	(1,257)	28,574	7,813	54,919	2,032	67,823	27,713
Income before income taxes	11,138	16,183	23,640	6,752	42,210	20,577	56,239	23,121
Net earnings	6,579	13,432	11,918	5,605	24,528	17,079	32,972	19,191
     Our investment in these unconsolidated affiliates is recorded within investments in and advances to unconsolidated affiliates on the consolidated balance sheet and our equity in the net earnings of these unconsolidated affiliates is recorded within other income, net on the consolidated statement of operations. Our consolidated financial statements reflect the following amounts related to these unconsolidated affiliates:

	Fiscal Quarter Ended September 30,		Fiscal Nine Months Ended September 30,
	2010	2009	2010	2009
Equity in the net earnings of unconsolidated affiliates	$14,254	$8,664	$24,836	$25,555
Distributions from unconsolidated affiliates			$17,251	$25,486

	September 30, 2010	December 31, 2009
Total investment in unconsolidated affiliates	$203,727	$215,280
     Our equity earnings for our Chile based project in the fiscal quarter and nine months ended September 30, 2010 were $11,195 and $14,026, respectively, which include our equity interest of the after tax estimated recovery under our Chile based project’s business interruption insurance policy. In accordance with authoritative accounting guidance on business interruption insurance, we were not able to record an estimated recovery for lost profits until substantially all contingencies related to the insurance claim had been resolved, which occurred during the fiscal third quarter of 2010. Accordingly, during the fiscal third quarter of 2010, we recorded an estimated recovery for lost profits for the period from February 27, 2010 through September 30, 2010.
     The two electric power generation projects in Italy, owned by the companies Centro Energia Ferrara (“CEF”) and Centro Energia Teverola (“CET”), in which we hold 41.65% of the shares, have long-term power off-take agreements in place with the Authority for the Energy, which is part of the Italian Economic Development Ministry (“the Ministry”). In September 2010, the Ministry announced an option for certain projects, including those of CEF and CET, to early terminate their long-term power off-take agreements in exchange for a lump-sum payment. The payment is determined by specific calculation under parameters established by the Ministry. The deadline for submitting an acceptance of the proposal was required by October 29, 2010. On October 29, 2010, CEF and CET submitted an application to early terminate their power off-take agreements. The application is subject to approval by the Ministry on or before November 30, 2010.
     In light of the potential early termination of the power off-take agreements, we and our partner in CEF and CET are re-assessing the continued economic viability of the projects. If our application is accepted by the Ministry, and depending on the outcome of our assessment, we and our partner may decide to make changes to the operations of the projects, including the potential shut down of one or both of the projects. At this time, we cannot determine what, if any, impact this will have on the carrying value of our investments in these projects.
     We have guaranteed certain performance obligations of the Chile based project. We do not expect that the earthquake will require us to contribute to this project under our guarantee of the project’s performance obligations.
     We have a contingent obligation, which is measured annually based on the operating results of the Chile based project for the preceding year and is shared equally with our minority interest partner. We did not have a current payment obligation under this guarantee as of December 31, 2009.

     In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the Chile based project does not generate sufficient cash flows to make such payments. We are required to maintain the debt service reserve letter of credit during the term of the Chile based project’s debt, which matures in 2014. As of September 30, 2010, no amounts have been drawn under this letter of credit and, based on our current assessment following the earthquake in Chile as described above, we do not anticipate any amounts being drawn under this letter of credit.
     We also have a wholly-owned subsidiary that provides operations and maintenance services to the Chile based project. We continue to provide our services to the project, which since the earthquake in Chile noted above, has been focused on assessing the damage caused by the earthquake and the related repair for the facility to resume normal operating activities. We record the fees for operations and maintenance services in operating revenues on our consolidated statement of operations and the corresponding receivable in trade accounts and notes receivable on our consolidated balance sheet. Our consolidated financial statements include the following balances related to our Chile based project:

	Fiscal Quarter Ended September 30,		Fiscal Nine Months Ended September 30,
	2010	2009	2010	2009
Fees for operations and maintenance services	$2,461	$2,116	$7,381	$6,348

	September 30, 2010	December 31, 2009
Receivable from our unconsolidated affiliate in Chile	$3,089	$4,916
     We also have guaranteed the performance obligations of our wholly-owned subsidiary under the Chile based project’s operations and maintenance agreement. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have ever been paid under the guarantee.
Other Investments
     We are the majority equity partner and general partner of a gas-fired cogeneration facility in Martinez, California, and we own 100% of the equity in a waste-to-energy facility in Camden, New Jersey (please see Note 12 for further information on the waste-to-energy facility). We have determined that these entities are VIEs and that we are the primary beneficiary of these VIEs since we have the power to direct the activities that most significantly impact the VIE’s performance. These activities include the operations and maintenance of the facility. Accordingly, we consolidate these entities. The aggregate net assets of these entities are presented below.

	September 30,	December 31,
	2010	2009
Balance Sheet Data (excluding intercompany balances):
Current assets	$22,958	$14,722
Other assets (primarily buildings and equipment)	100,866	104,552
Current liabilities	34,173	31,014
Other liabilities	785	876
Net assets	88,866	87,384
4. Intangible Assets
     We have tracked accumulated goodwill impairments since December 29, 2001, the first day of fiscal year 2002 and our date of adoption of the accounting guidelines within FASB ASC 350-20. There were no accumulated goodwill impairment losses as of that date. The net carrying amount of goodwill by geographic region for our reporting units in our Global E&C Group and Global Power Group was as follows:

	Global E&C Group		Global Power Group
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
U.S.	$37,407	$35,436	$—	$—
Asia	1,048	1,012	—	—
Europe	—	—	49,428	52,254

Total	$38,455	$36,448	$49,428	$52,254

     During the fiscal nine months ended September 30, 2010, we made contractual payments totaling approximately $2,000 related to prior acquisitions of businesses in our Global E&C Group’s U.S. operations.

     The following table sets forth amounts relating to our identifiable intangible assets:

	September 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$40,370	$(27,035)	$13,335	$39,304	$(24,983)	$14,321
Trademarks	63,393	(26,792)	36,601	63,676	(24,487)	39,189
Customer relationships, pipeline and backlog	22,004	(4,399)	17,605	21,934	(2,415)	19,519

Total	$125,767	$(58,226)	$67,541	$124,914	$(51,885)	$73,029

     As of September 30, 2010, the net carrying amounts of our identifiable intangible assets were $49,800 for our Global Power Group and $17,741 for our Global E&C Group. Amortization expense related to identifiable intangible assets is recorded within cost of operating revenues on the consolidated statement of operations. The following table details amounts relating to amortization expense:

	Fiscal Quarter Ended September 30,		Fiscal Nine Months Ended September 30,
	2010	2009	2010	2009
Amortization expense	$1,561	$1,214	$4,898	$3,728

	Fiscal Years
	2010	2011	2012	2013	2014
Approximate full year amortization expense	$6,700	$6,500	$6,300	$5,600	$5,300
5. Long-term Debt
     The following table shows the components of our long-term debt:

	September 30, 2010			December 31, 2009
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$2,227	$60,051	$62,278	$1,492	$65,327	$66,819
Special-Purpose Limited Recourse Project Debt:
Camden County Energy Recovery Associates	21,865	—	21,865	21,865	—	21,865
FW Power S.r.l.	7,274	86,785	94,059	7,428	95,661	103,089
Energia Holdings, LLC	2,019	11,220	13,239	3,187	13,239	16,426
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2024	—	1,283	1,283	—	1,283	1,283
Term Loan in China at 4.78% interest, due February 25, 2011	2,242	—	2,242	—	—	—
Term Loan in China at 4.374% interest, due January 8, 2010	—	—	—	2,930	—	2,930
Other	—	—	—	28	—	28

Total	$35,627	$159,339	$194,966	$36,930	$175,510	$212,440

Estimated fair value			$214,411			$222,165
     U.S. Senior Secured Credit Agreement — On July 30, 2010, Foster Wheeler AG, Foster Wheeler Ltd., certain of Foster Wheeler Ltd.’s subsidiaries and BNP Paribas, as Administrative Agent, entered into a four-year amendment and restatement of our U.S. senior secured credit agreement, which we entered into in October 2006. The amended and restated U.S. senior secured credit agreement provides for a facility of $450,000, and includes a provision which permits future incremental increases of up to $225,000 in total availability under the facility. The amended and restated U.S. senior secured credit agreement permits us to issue up to $450,000 under the letter of credit facility. Letters of credit issued under the amended and restated U.S. senior secured credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in our corporate credit rating as reported by Moody’s Investors Service (“Moody’s”) and/or Standard & Poor’s (“S&P”). We received a corporate credit rating of BBB- as issued by S&P during the fiscal third quarter of 2010, which, under the amended and restated U.S. senior secured credit agreement, reduces our pricing for letters of credit issued under the agreement. Based on the current ratings, letter of credit fees for performance and financial letters of credit issued under the amended and restated U.S. senior secured credit agreement are 1.000% and 2.000% per annum of the outstanding amount, respectively, excluding fronting fees. We also have the option to use up to $100,000 of the $450,000 for revolving borrowings at a rate equal to adjusted LIBOR, as defined in the agreement, plus 2.000%, subject also to the performance pricing noted above.
     Unamortized fees and expenses in conjunction with the execution of our amended and restated U.S. senior credit agreement were approximately $4,300 and will be amortized to expense over the four-year term of the agreement, commencing in the fiscal third quarter of 2010. As a result of amending and restating our October 2006 U.S. senior secured credit agreement in July 2010 we incurred a charge in the third fiscal quarter of 2010 of $1,600 related to unamortized fees and expenses paid in conjunction with the October 2006 agreement.

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
     We had approximately $262,700 and $308,000 of letters of credit outstanding under our U.S. senior secured credit agreement in effect as of September 30, 2010 and December 31, 2009, respectively. The letter of credit fees under the U.S. senior secured credit agreement in effect as of September 30, 2010 and December 31, 2009 ranged from 1.00% to 2.00% and 1.50% to 1.60%, respectively, of the outstanding amount, excluding fronting fees. There were no funded borrowings under this agreement as of September 30, 2010 or December 31, 2009.
     During the fiscal nine months ended September 30, 2010, one of our subsidiaries based in China repaid its outstanding term loan at the scheduled maturity date. Also during the fiscal nine months ended September 30, 2010, the same China based subsidiary entered into a new term loan, as noted in the table above.
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
     During the fiscal first nine months of 2010, we capped pensionable salary growth in the U.K. plan to a maximum of 5% and, effective March 31, 2010, we closed the plan for future defined benefit accrual. As a result of the U.K. plan closure, we recognized a curtailment gain in our statement of operations for the fiscal nine months ended September 30, 2010 of approximately £13,300 (approximately $20,086 at the exchange rate in effect at the time of the plan closure).
     Based on the minimum statutory funding requirements for fiscal year 2010, we are not required to make any mandatory contributions to our U.S. pension plans. The following table provides details on fiscal year 2010 contribution activity, including discretionary contributions made to our U.S. and U.K. pension plans:

Contributions made through fiscal nine months ended September 30, 2010:
Mandatory	$16,300
Discretionary	17,800

Total	34,100

Remaining contributions expected for fiscal year 2010	4,900

Total contributions expected for fiscal year 2010	$39,000

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
     The components of net periodic benefit cost/(credit) for our defined benefit pension plans and other postretirement benefit plans were as follows:

	Fiscal Quarter Ended September 30, 2010					Fiscal Quarter Ended September 30, 2009
					Other					Other
	Defined Benefit Pension Plans				Postre-	Defined Benefit Pension Plans				Postre-
	United	United			tirement	United	United			tirement
	States	Kingdom	Other	Total	Benefits	States	Kingdom	Other	Total	Benefits
Net periodic benefit cost/(credit):
Service cost	$—	$183	$150	$333	$27	$—	$1,442	$166	$1,608	$34
Interest cost	4,736	10,150	382	15,268	913	4,949	10,859	467	16,275	1,219
Expected return on plan assets	(5,129)	(10,050)	(341)	(15,520)	—	(4,280)	(8,836)	(313)	(13,429)	—
Amortization of transition (asset)/obligation	—	(39)	26	(13)	8	—	(14)	22	8	—
Amortization of prior service cost/(credit)	—	3	5	8	(1,002)	—	2,049	5	2,054	(1,157)
Amortization of net actuarial loss	1,742	1,648	152	3,542	7	1,961	3,521	112	5,594	211
(Curtailment gain)/ settlement charges	—	—	—	—	—	—	—	100	100	—

Total net periodic benefit cost/(credit)	$1,349	$1,895	$374	$3,618	$(47)	$2,630	$9,021	$559	$12,210	$307

Changes recognized in comprehensive income:
Net actuarial loss	$—	$—	$675	$675	$—	$—	$—	$—	$—	$—
Amortization of transition asset/(obligation)	—	39	(26)	13	(8)	—	14	(22)	(8)	—
Amortization of prior service (cost)/credit	—	(3)	(5)	(8)	1,002	—	(2,049)	(5)	(2,054)	1,157
Amortization of net actuarial loss	(1,742)	(1,648)	(152)	(3,542)	(7)	(1,961)	(3,521)	(112)	(5,594)	(211)

Total recognized in comprehensive income	$(1,742)	$(1,612)	$492	$(2,862)	$987	$(1,961)	$(5,556)	$(139)	$(7,656)	$946

	Fiscal Nine Months Ended September 30, 2010					Fiscal Nine Months Ended September 30, 2009
					Other					Other
	Defined Benefit Pension Plans				Postre-	Defined Benefit Pension Plans				Postre-
	United	United			tirement	United	United			tirement
	States	Kingdom	Other	Total	Benefits	States	Kingdom	Other	Total	Benefits
Net periodic benefit cost/(credit):
Service cost	$—	$2,069	$469	$2,538	$82	$—	$4,050	$476	$4,526	$101
Interest cost	14,210	30,275	1,177	45,662	2,739	14,847	30,599	1,336	46,782	3,656
Expected return on plan assets	(15,386)	(29,687)	(1,016)	(46,089)	—	(12,839)	(24,895)	(879)	(38,613)	—
Amortization of transition (asset)/obligation	—	(39)	74	35	—	—	(37)	63	26	—
Amortization of prior service cost/(credit)	—	(423)	15	(408)	(2,987)	—	5,775	13	5,788	(3,470)
Amortization of net actuarial loss	5,225	7,149	432	12,806	36	5,879	9,924	351	16,154	634
(Curtailment gain)/ settlement charges*	—	(20,086)	422	(19,664)	—	—	—	291	291	—

Total net periodic benefit cost/(credit)	$4,049	$(10,742)	$1,573	$(5,120)	$(130)	$7,887	$25,416	$1,651	$34,954	$921

Changes recognized in comprehensive income:
Net actuarial loss	$—	$21,130	$675	$21,805	$—	$—	$—	$—	$—	$—
Prior service credit	—	(9,054)	—	(9,054)	—	—	—	—	—	—
Amortization of transition asset/(obligation)	—	39	(74)	(35)	—	—	37	(63)	(26)	—
Amortization of prior service (cost)/credit	—	423	(15)	408	2,987	—	(5,775)	(13)	(5,788)	3,470
Amortization of net actuarial loss	(5,225)	(7,149)	(432)	(12,806)	(36)	(5,879)	(9,924)	(351)	(16,154)	(634)

Total recognized in comprehensive income	$(5,225)	$5,389	$154	$318	$2,951	$(5,879)	$(15,662)	$(427)	$(21,968)	$2,836

*	During the fiscal nine months ended September 30, 2010, a curtailment gain resulted from the closure of the U.K. pension plan for future defined benefit accrual. During the fiscal nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, charges were incurred related to the settlement of pension obligations with former employees of the Canada pension plan.

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

	Maximum	Carrying Amount of Liability
	Potential	September 30,	December 31,
	Payment	2010	2009

Environmental indemnifications	No limit	$8,600	$8,800
Tax indemnifications	No limit	$—	$—
     We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Fiscal Nine Months Ended September 30,
Warranty Liability:	2010	2009
Balance at beginning of year	$110,800	$99,400
Accruals	18,900	21,200
Settlements	(10,100)	(2,000)
Adjustments to provisions, including foreign currency translation	(18,200)	(6,200)

Balance at end of period	$101,400	$112,400

     We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $948,900 and $943,100 as of September 30, 2010 and December 31, 2009, respectively, primarily for performance guarantees. These balances include the standby letters of credit issued under the U.S. senior credit agreement discussed in Note 5 and from other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.
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

	Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2010	2009	Location	2010	2009
Derivatives designated as hedging instruments
Interest rate swap contracts	Other assets	$—	$—	Other long-term liabilities	$10,673	$6,554
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	8,054	1,174	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	2,122	4,934
Foreign currency forward contracts	Other accounts receivable	413	470	Accounts payable	13	246

Total derivatives		$8,467	$1,644		$12,808	$11,734

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
     The notional amount provides one measure of the transaction volume outstanding as of the balance sheet date. As of September 30, 2010, we had a total gross notional amount of $174,569 related to foreign currency forward contracts. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contracts mature between fiscal years 2010 and 2013.
     We are exposed to credit loss in the event of non-performance by the counterparties. These counterparties are commercial banks that are primarily rated “BBB+” or better by S&P (or the equivalent by other recognized credit rating agencies).
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

	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Recognized in Income on	Fiscal Quarter Ended September 30,		Fiscal Nine Months Ended September 30,
Hedging Instruments	Derivative	2010	2009	2010	2009
Foreign currency forward contracts	Cost of operating revenues	$3,526	$1,352	$1,519	$6,690
Foreign currency forward contracts	Other deductions, net	497	(76)	122	201

Total		$4,023	$1,276	$1,641	$6,891

     The mark-to-market adjustments on foreign currency forward contracts for these unrealized gains or losses are primarily recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.
     During the fiscal nine months ended September 30, 2010 and 2009, we included net cash outflows on the settlement of derivatives of $5,839 and $6,972, respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities in the consolidated statement of cash flows.
     Interest Rate Risk
     We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps was $78,200 as of September 30, 2010.
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

     The impact from interest rate swap contracts in cash flow hedging relationships was as follows:

	Fiscal Quarter Ended September 30,		Fiscal Nine Months Ended September 30,
	2010	2009	2010	2009
Loss recognized in Other comprehensive income	$(2,370)	$(1,763)	$(4,175)	$(2,474)
Gain/(loss) reclassified from Accumulated other comprehensive loss	—	—	—	—
9. Share-Based Compensation Plans
     Our share-based compensation plans include both restricted awards and stock option awards. The following table summarizes our share-based compensation expense and related income tax benefit:

	Fiscal Quarter Ended September 30,		Fiscal Nine Months Ended September 30,
	2010	2009	2010	2009
Share-based compensation	$5,678	$5,036	$15,252	$15,891
Related income tax benefit	88	115	257	335
     As of September 30, 2010, we had $15,933 and $17,834 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those amounts are expected to be recognized as expense over a weighted-average period of approximately 25 months.
     Our share-based compensation plans include a “change in control” provision, which provides for cash redemption of equity awards issued thereunder in certain limited circumstances. In accordance with Securities and Exchange Commission Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” we present the redemption amount of these equity awards as temporary equity on the consolidated balance sheet as the equity award is amortized during the vesting period. The redemption amount represents the intrinsic value of the equity award on the grant date. In accordance with FASB ASC 480-10-S99-3A (formerly EITF Topic D-98, “Classification and Measurement of Redeemable Securities”), we do not adjust the redemption amount each reporting period unless and until it becomes probable that the equity awards will become redeemable (upon a change in control event). Upon vesting of the equity awards, we reclassify the intrinsic value of the equity awards, as determined on the grant date, to permanent equity. A reconciliation of temporary equity for the fiscal nine months ended September 30, 2010 and 2009 were as follows:

	September 30,	September 30,
	2010	2009
Balance at beginning of year	$2,570	$7,586
Compensation cost during the period for those equity awards with intrinsic value on the grant date	7,771	8,151
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(50)	(6,443)

Balance at end of period	$10,291	$9,294

     Our articles of association provide for conditional capital of 63,207,957 registered shares for the issuance of shares under our share-based compensation plans, outstanding share purchase warrants and other convertible securities we may issue in the future. Conditional capital decreases upon issuance of shares in connection with the exercise of outstanding stock options or vesting of restricted stock units, with an offsetting increase to our issued share capital. As of September 30, 2010, our remaining available conditional capital was 62,098,354 shares.
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

     Fiscal Year 2010
     Our effective tax rate for the fiscal first nine months of 2010 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which is expected to contribute to an approximate 17-percentage point reduction in the effective tax rate for the full year 2010.

•	A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily the United States), which is expected to contribute an approximate three-percentage point increase in the effective tax rate for the full year 2010.
     Fiscal Year 2009
     Our effective tax rate for the fiscal first nine months of 2009 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:
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
     These variances were partially offset by the change of valuation allowances in certain jurisdictions, including a valuation allowance reversal in one of our non-U.S. subsidiaries in fiscal year 2010, and other permanent differences.
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
     A number of tax years are under audit by the relevant state and non-U.S. tax authorities. We anticipate that several of these audits may be concluded in the foreseeable future, including in the remainder of fiscal year 2010. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the magnitude of any such reduction at this time. We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations.

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
          A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)
Fiscal Quarter Ended September 30, 2010:
Operating revenues (third-party)	$904,709	$749,249	$155,460	$—

EBITDA (2)	$87,150	$69,339	$40,430	$(22,619)

Add: Net income attributable to noncontrolling interests	4,858
Less: Interest expense	4,330
Less: Depreciation and amortization	12,407

Income before income taxes	75,271
Less: Provision for income taxes	18,693

Net income	56,578
Less: Net income attributable to noncontrolling interests	4,858

Net income attributable to Foster Wheeler AG	$51,720

Fiscal Quarter Ended September 30, 2009:
Operating revenues (third-party)	$1,216,379	$1,009,352	$207,027	$—

EBITDA (2)	$128,170	$114,134	$39,589	$(25,553)

Add: Net income attributable to noncontrolling interests	5,991
Less: Interest expense	4,648
Less: Depreciation and amortization	11,463

Income before income taxes	118,050
Less: Provision for income taxes	22,061

Net income	95,989
Less: Net income attributable to noncontrolling interests	5,991

Net income attributable to Foster Wheeler AG	$89,998

Fiscal Nine Months Ended September 30, 2010:
Operating revenues (third-party)	$2,855,778	$2,371,394	$484,384	$—

EBITDA (2)	$288,669	$254,732	$96,709	$(62,772)

Add: Net income attributable to noncontrolling interests	11,954
Less: Interest expense	12,925
Less: Depreciation and amortization	37,394

Income before income taxes	250,304
Less: Provision for income taxes	55,712

Net income	194,592
Less: Net income attributable to noncontrolling interests	11,954

Net income attributable to Foster Wheeler AG	$182,638

Fiscal Nine Months Ended September 30, 2009:
Operating revenues (third-party)	$3,789,703	$2,992,235	$797,468	$—

EBITDA (2)	$395,716	$326,044	$142,152	$(72,480)

Add: Net income attributable to noncontrolling interests	12,630
Less: Interest expense	10,117
Less: Depreciation and amortization	32,909

Income before income taxes	365,320
Less: Provision for income taxes	67,625

Net income	297,695
Less: Net income attributable to noncontrolling interests	12,630

Net income attributable to Foster Wheeler AG	$285,065

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	EBITDA includes the following:

	Fiscal Quarter Ended September 30,		Fiscal Nine Months Ended September 30,
	2010	2009	2010	2009
Net increase in contract profit from the regular revaluation of final estimated contract profit*:
Global E&C	$8,400	$11,200	$27,900	$44,000
Global Power Group	3,400	300	16,700	3,500

Total	11,800	11,500	44,600	47,500

Net asbestos-related (gain)/provision in C&F Group**	(1,665)	1,745	(68)	5,251

Curtailment gain on the closure of the U.K. pension plan for future defined benefit accrual in our Global E&C Group	—	—	20,086	—
Settlement fee received, net of charges incurred, due to a decision not to proceed with a prospective power project under development in Italy within our Global E&C Group	10,900	—	9,800	—

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.

**	Please refer to Note 12 for further information regarding the revaluation of our asbestos liability and related asset.
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
          Operating revenues by industry were as follows:

	Fiscal Quarter Ended September 30,		Fiscal Nine Months Ended September 30,
Operating Revenues (Third-Party) by Industry:	2010	2009	2010	2009
Power generation	$131,057	$187,954	$432,019	$749,110
Oil refining	329,335	350,830	1,037,033	1,017,824
Pharmaceutical	13,441	15,482	37,932	50,086
Oil and gas	252,290	461,195	851,486	1,055,602
Chemical/petrochemical	124,611	165,638	375,381	819,320
Power plant operation and maintenance	43,564	30,006	94,743	81,915
Environmental	2,299	3,164	8,900	9,846
Other, net of eliminations	8,112	2,110	18,284	6,000

Total	$904,709	$1,216,379	$2,855,778	$3,789,703

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
          United States
          A summary of our U.S. claim activity is as follows:

	Fiscal Quarter Ended September 30,		Fiscal Nine Months Ended September 30,
Number of Claims by period:	2010	2009	2010	2009
Open claims at beginning of year	122,490	130,500	125,100	130,760
New claims	2,840	890	5,050	3,230
Claims resolved	(970)	(2,090)	(5,790)	(4,690)

Open claims at end of period	124,360	129,300	124,360	129,300

          We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through the fiscal third quarter of 2025. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

	September 30,	December 31,
	2010	2009
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$54,500	$65,600
Asbestos-related insurance recovery receivable	184,300	208,400

Total asbestos-related assets	$238,800	$274,000

Asbestos-related liabilities recorded within:
Accrued expenses	$56,200	$59,800
Asbestos-related liability	285,100	316,700

Total asbestos-related liabilities	$341,300	$376,500

Liability balance by claim category:
Open claims	$126,200	$141,600
Future unasserted claims	215,100	234,900

Total asbestos-related liabilities	$341,300	$376,500

          Since fiscal year-end 2004, we have worked with Analysis, Research & Planning Corporation, or ARPC, nationally recognized consultants in the United States with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at each fiscal year-end for the next 15 years. Since that time, we have recorded our estimated asbestos liability at a level consistent with ARPC’s reasonable best estimate. Our estimated asbestos liability decreased during the fiscal nine months ended September 30, 2010 as a result of indemnity and defense cost payments totaling approximately $49,300, partially offset by an increase of $14,100 related to the revaluation of our asbestos liability, which includes adjustments for actual settlement experience different from our estimates and the accrual of our rolling 15-year asbestos-related liability estimate. The total asbestos-related liabilities are comprised of our estimates for our liability relating to open (outstanding) claims being valued and our liability for future unasserted claims through the fiscal third quarter of 2025.
          Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type – mesothelioma, lung cancer and non-malignancies – and the breakdown of known and future claims into disease type – mesothelioma, lung cancer or non-malignancies. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through the fiscal third quarter of 2025, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after the fiscal third quarter of 2025, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after the fiscal third quarter of 2025.
          Through September 30, 2010, total cumulative indemnity costs paid were approximately $723,100 and total cumulative defense costs paid were approximately $334,100. Historically, defense costs have represented approximately 31.6% of total defense and indemnity costs. The overall historic average combined indemnity and defense cost per resolved claim through September 30, 2010 has been approximately $2.9. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.
          Over the last several years, certain of our subsidiaries have entered into settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. During the fiscal nine months ended September 30, 2010, our subsidiaries reached agreements to settle their disputed asbestos-related insurance coverage with three additional insurers. As a result of these settlements, we increased our asbestos-related insurance asset and recorded gains of $7,000 and $14,000, respectively in the fiscal quarter and nine months ended September 30, 2010.
          The asbestos-related asset recorded within accounts and notes receivable-other as of September 30, 2010 reflects amounts due in the next 12 months under executed settlement agreements with insurers. Such amounts have not been discounted for the time value of money. As of September 30, 2010, there were no unsettled asbestos insurance-related assets recorded. Our insurance recoveries may be limited by insolvencies among our insurers. We have not assumed recovery in the estimate of our asbestos insurance asset from any of our currently insolvent insurers. Other insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. Failure to realize the expected insurance recoveries, or delays in receiving material amounts from our insurers, could have a material adverse effect on our financial condition and our cash flows.

          The following table summarizes our net asbestos-related provision:

	Fiscal Quarter Ended September 30,		Fiscal Nine Months Ended September 30,
	2010	2009	2010	2009
Provision for revaluation	$5,319	$1,745	$13,908	$5,251
Gain on the settlement of coverage litigation	(6,984)	—	(13,976)	—

Net asbestos-related (gain)/provision	$(1,665)	$1,745	$(68)	$5,251

          Our net asbestos-related (gain)/provision is the result of our revaluation of our asbestos liability and related asset resulting from adjustments for actual settlement experience different from our estimates and the accrual of our rolling 15-year asbestos liability estimate, partially offset by gains on settlements of coverage litigation with asbestos insurance carriers.
          The following table summarizes our asbestos-related payments and insurance proceeds:

	Fiscal Quarter Ended September 30,		Fiscal Nine Months Ended September 30,
	2010	2009	2010	2009
Asbestos litigation, defense and case resolution payments	$15,300	$14,200	$49,300	$48,200
Insurance proceeds	(22,000)	(14,600)	(49,400)	(31,400)

Net asbestos-related payments/(receipts)	$(6,700)	$(400)	$(100)	$16,800

          We expect to have net cash inflows of $10,500 as a result of insurance settlement proceeds in excess of the asbestos liability indemnity and defense payments for the full fiscal year 2010. This estimate assumes no additional settlements with insurance companies and no elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.
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
          Based on the fiscal year-end 2009 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $57,500 and the impact on expense would be dependent upon available additional insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge in the statement of operations in the range of approximately 70% to 80% of the increase in the liability. Long-term cash flows would ultimately change by the same amount. Should there be an increase in excess of this 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries will decline.

          United Kingdom
          Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 955 claims have been brought against our U.K. subsidiaries of which 287 remained open as of September 30, 2010. None of the settled claims has resulted in material costs to us. The following table summarizes our asbestos-related liabilities and assets for our U.K. subsidiaries based on open (outstanding) claims and our estimate for future unasserted claims through the fiscal third quarter of 2025:

September 30,
2010
Asbestos-related assets:
Accounts and notes receivable-other	$3,400
Asbestos-related insurance recovery receivable	32,100

Total asbestos-related assets	$35,500

Asbestos-related liabilities:
Accrued expenses	$3,400
Asbestos-related liability	32,100

Total asbestos-related liabilities	$35,500

Liability balance by claim category:
Open claims	$5,700
Future unasserted claims	29,800

Total asbestos-related liabilities	$35,500

          The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability and related asset recorded in the U.K. would be approximately $53,700.
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
          In June 2010, CCERA received an Administrative Order of Revocation and Notice of Civil Administrative Penalty Assessment from the New Jersey Department of Environmental Protection (“NJDEP”). The Administrative Order alleged that CCERA had violated its permit emission limit for total PM-10, particulate matter 10 micrometers or less, during its March 2010 annual stack testing (8.08 pounds per hour against a permit limit of 7.02 pounds per hour), and it provided for the revocation of the permit to operate CCERA’s Unit A, one of CCERA’s three units. CCERA re-tested Unit A on June 22, 2010, and the re-test results indicated that the PM-10 emissions were well below its permit limit. In response to CCERA’s subsequent request for a hearing and a stay of the revocation order, NJDEP, on September 16, 2010, rescinded its notice of revocation.

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
Safe Harbor Statement
          This management’s discussion and analysis of financial condition and results of operations, other sections of this quarterly report on Form 10-Q and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler AG and the various industries within which we operate. These include statements regarding our expectations about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described in Part I, Item 1A, “Risk Factors,” in our 2009 Form 10-K, which we filed with the Securities and Exchange Commission, or SEC, on February 25, 2010, and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:
•	benefits, effects or results of our redomestication or the relocation of our principal executive offices to Geneva, Switzerland;

•	the search for a permanent Chief Executive Officer;

•	further deterioration in the economic conditions in the United States and other major international economies;

•	changes in investment by the oil and gas, oil refining, chemical/petrochemical and power generation industries;

•	changes in the financial condition of our customers;

•	changes in regulatory environments;

•	changes in project design or schedules;

•	contract cancellations;

•	changes in our estimates of costs to complete projects;

•	changes in trade, monetary and fiscal policies worldwide;

•	compliance with laws and regulations relating to our global operations;

•	currency fluctuations;

•	war and/or terrorist attacks on facilities either owned by us or where equipment or services are or may be provided by us;

•	interruptions to shipping lanes or other methods of transit;

•	outcomes of pending and future litigation, including litigation regarding our liability for damages and insurance coverage for asbestos exposure;

•	protection and validity of our patents and other intellectual property rights;

•	increasing competition by non-U.S. and U.S. companies;

•	compliance with our debt covenants;

•	recoverability of claims against our customers and others by us and claims by third parties against us; and

•	changes in estimates used in our critical accounting policies.
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
     Results for the Fiscal Third Quarter and Nine Months Ended September 30, 2010
          Our summary financial results for the fiscal quarter and nine months ended September 30, 2010 and 2009 are as follows:

	Fiscal Quarter Ended September 30,		Fiscal Nine Months Ended September 30,
	2010	2009	2010	2009
Consolidated Statement of Operations Data:
Operating revenues (1)	$904,709	$1,216,379	$2,855,778	$3,789,703
Contract profit (1)	139,920	193,837	459,862	576,548
Selling, general and administrative expenses (1)	73,622	75,881	213,442	214,153
Net income attributable to Foster Wheeler AG	51,720	89,998	182,638	285,065
Earnings per share:
Basic	0.41	0.71	1.44	2.26
Diluted	0.41	0.71	1.44	2.24
Net cash provided by operating activities (2)			167,567	210,919

(1)	Please refer to the section entitled “—Results of Operations” within this Item 2 for further discussion.

(2)	Please refer to the section entitled “—Liquidity and Capital Resources” within this Item 2 for further discussion.
          Cash and cash equivalents totaled $1,040,153 and $997,200 as of September 30, 2010 and December 31, 2009, respectively.
          Net income attributable to Foster Wheeler AG decreased in the fiscal third quarter of 2010, compared to the same period of 2009, primarily as a result of decreased contract profit and an increase in our effective tax rate.
          Net income attributable to Foster Wheeler AG decreased in the fiscal nine months ended September 30, 2010, compared to the same period of 2009, primarily as a result of decreased contract profit and an increase in our effective tax rate.
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
          In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and to continue to stimulate investment by our clients in new and expanded plants. The global economic downturn experienced in 2008 and 2009 caused many of our engineering and construction clients to reevaluate the size, timing and scope of their capital spending plans in relation to the kinds of energy, petrochemical and pharmaceutical projects that we execute, but as the global economic outlook continues to improve, we have noted signs of market improvement. We are seeing increasing numbers of our clients implementing their 2010 capital spending plans. A number of these clients are, however, releasing tranches of work on a piecemeal basis, conducting further analysis before deciding to proceed with their investments or reevaluating the size, timing or configuration of specific planned projects. We are also seeing clients re-activating planned projects that were placed on hold in 2009. The challenges and drivers for our Global E&C Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global E&C Group-Overview of Segment,” within this Item 2.
          In our Global Power Group business, new order activity has been unfavorably affected by several trends which began in fiscal year 2008 and have continued in fiscal year 2010. We believe, however, that demand for new solid-fuel steam generators has begun to improve in fiscal year 2010 in some markets, driven primarily by growing electricity demand and industrial production as economies around the world recover from the recent global economic downturn. The challenges and drivers for our Global Power Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global Power Group-Overview of Segment,” within this Item 2.
     New Orders and Backlog of Unfilled Orders
          The tables below summarize our new orders and backlog of unfilled orders by period:

	Fiscal Quarter Ended
	September 30,	June 30,	September 30,
	2010	2010	2009
New orders, measured in future revenues:
Global E&C Group*	$758,400	$770,800	$688,800
Global Power Group	154,100	164,800	212,100

Total*	$912,500	$935,600	$900,900

* Balances include Global E&C Group flow-through revenues, as defined in the section entitled “—Results of Operations-Operating Revenues” within this Item 2.	$286,600	$283,200	$333,400

	As of
	September 30,	June 30,	December 31,
	2010	2010	2009
Backlog of unfilled orders, measured in future revenues	$3,972,000	$3,713,300	$4,112,800
Backlog, measured in Foster Wheeler scope*	$2,446,200	$2,229,800	$2,068,600
E&C man-hours in backlog (in thousands)	14,700	14,100	12,700

*	As defined in the section entitled “—Backlog and New Orders” within this Item 2.
          Please refer to the section entitled “—Backlog and New Orders” within this Item 2 for further detail.
Results of Operations:
     Operating Revenues:

	September 30, 2010	September 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$904,709	$1,216,379	$(311,670)	(25.6)%
Fiscal Nine Months Ended	$2,855,778	$3,789,703	$(933,925)	(24.6)%
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

          The geographic dispersion of our consolidated operating revenues for the fiscal quarter and nine months ended September 30, 2010 and September 30, 2009, based upon where our projects are being executed, were as follows:

	Fiscal Quarter Ended September 30,				Fiscal Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Asia	$159,325	$287,343	$(128,018)	(44.6)%	$580,540	$1,118,225	$(537,685)	(48.1)%
Australasia and other*	288,379	425,442	(137,063)	(32.2)%	883,810	941,380	(57,570)	(6.1)%
Europe	209,623	239,595	(29,972)	(12.5)%	632,972	817,455	(184,483)	(22.6)%
Middle East	29,511	76,673	(47,162)	(61.5)%	154,949	294,679	(139,730)	(47.4)%
North America	151,634	127,888	23,746	18.6%	429,602	455,634	(26,032)	(5.7)%
South America	66,237	59,438	6,799	11.4%	173,905	162,330	11,575	7.1%

Total	$904,709	$1,216,379	$(311,670)	(25.6)%	$2,855,778	$3,789,703	$(933,925)	(24.6)%

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.
          Our consolidated operating revenues declined in the fiscal quarter and nine months ended September 30, 2010, compared to the same periods in 2009. The declines in both periods were primarily the result of decreased flow-through revenues, as described below, and decreased operating revenues in both our operating groups, partially offset by a settlement fee of $11,800 that our Global E&C Group received. Our consolidated operating revenues decreased approximately 19% and 21%, respectively, excluding the impact of the change in flow-through revenues, foreign currency fluctuations and the above noted settlement fee in the fiscal quarter and nine months ended September 30, 2010, compared to the same periods in 2009. Please refer to the section entitled “—Business Segments-Global E&C Group,” within this Item 2, for further information regarding the settlement fee noted above.
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
          Please refer to the section entitled “—Business Segments,” within this Item 2, for further discussion related to operating revenues and our view of the market outlook for both of our operating groups.
     Contract Profit:

	September 30, 2010	September 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$139,920	$193,837	$(53,917)	(27.8)%
Fiscal Nine Months Ended	$459,862	$576,548	$(116,686)	(20.2)%
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
          The decrease in our contract profit in the fiscal third quarter of 2010, compared to the same period in 2009, resulted from contract profit decreases in both our operating groups, partially offset by the favorable impact of a settlement fee of $11,800 that our Global E&C Group received. Please refer to the section entitled “—Business Segments,” within this Item 2, for further information related to contract profit for both of our operating groups.
          Both of our operating groups experienced decreased contract profit in the fiscal nine months ended September 30, 2010, compared to the same period in 2009, which was partially offset by a curtailment gain of approximately $20,100 related to our U.K. pension plan that has been closed for future defined benefit accrual and the favorable impact of a settlement fee of $11,800 that our Global E&C Group received. Please refer to the section entitled “—Business Segments,” within this Item 2, for further information related to contract profit for both of our operating groups.
     Selling, General and Administrative (SG&A) Expenses:

	September 30, 2010	September 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$73,622	$75,881	$(2,259)	(3.0)%
Fiscal Nine Months Ended	$213,442	$214,153	$(711)	(0.3)%

          SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.
          The decrease in SG&A expenses in the fiscal third quarter of 2010, compared to the same period in 2009, resulted primarily from a decrease in sales pursuit costs of $1,700, while general overhead costs and research and development costs were relatively unchanged.
          The decrease in SG&A expenses in the fiscal nine months ended September 30, 2010, compared to the same period in 2009, resulted primarily from a decrease in research and development costs of $1,000, while general overhead costs and sales pursuit costs were relatively unchanged.
     Other Income, net:

	September 30, 2010	September 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$16,197	$10,508	$5,689	54.1%
Fiscal Nine Months Ended	$35,948	$30,201	$5,747	19.0%
          Other income, net during the fiscal quarter and nine months ended September 30, 2010, consisted primarily of equity earnings of $14,300 and $25,600, respectively, generated from our investments, primarily from our ownership interests in build, own and operate projects in Italy and Chile.
          Other income, net increased in the fiscal third quarter of 2010, compared to the same period in 2009, primarily driven by an increase in equity earnings in our Global Power Group’s project in Chile of $7,500, partially offset by a decrease in equity earnings in our Global E&C Group’s projects in Italy of $1,900.
          Other income, net increased in the fiscal nine months ended September 30, 2010, compared to the same period in 2009. This was the net result of an increase in equity earnings in our Global Power Group’s project in Chile of $2,500 and other activities including $3,200 of value-added tax refunds and other non-income tax credits, partially offset by a decrease in equity earnings in our Global E&C Group’s projects in Italy of $3,200.
          Please refer to the section entitled “—Business Segments-Global Power Group,” within this Item 2, for further information related to the equity earnings of our Global Power Group’s project in Chile.
     Other Deductions, net:

	September 30, 2010	September 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$7,394	$6,722	$672	10.0%
Fiscal Nine Months Ended	$27,131	$19,707	$7,424	37.7%
          Other deductions, net includes various items, such as legal fees, consulting fees, bank fees, net penalties on unrecognized tax benefits and the impact of net foreign exchange transactions within the period. Net foreign exchange transactions include the net amount of transaction losses and gains that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of our subsidiaries.
          Other deductions, net in the fiscal third quarter of 2010 consisted primarily of $2,600 of legal fees, $1,300 of bank fees, $1,700 of consulting fees, a charge of $1,600 for unamortized fees and expenses related to the amendment and restatement of our October 2006 U.S. senior secured credit agreement in July 2010, net penalties on unrecognized tax benefits of $900 and a charge of $900 for the write-off of capitalized costs due to a decision not to proceed with a power plant development project, partially offset by a $2,400 net foreign exchange transaction gain. The increase in other deductions, net in the fiscal third quarter of 2010, compared to the same period in 2009, was primarily the net result of the $1,600 charge related to the amendment and restatement of our U.S. senior secured credit agreement, the $900 capitalized costs write-off charge, an increase in consulting fees of $600 and an increase in net penalties on unrecognized tax benefits of $500, partially offset by a favorable impact of $2,700 related to the change in net foreign exchange transactions.

          Other deductions, net in the fiscal nine months ended September 30, 2010 consisted primarily of $12,500 of legal fees, $4,100 of consulting fees, $3,300 of bank fees, $2,200 of net foreign exchange transaction losses, the $1,600 charge related to the amendment and restatement of our U.S. senior secured credit agreement noted above, net penalties on unrecognized tax benefits of $800 and a charge of $900 for the write-off of capitalized costs due to a decision not to proceed with a power plant development project. The increase in other deductions, net in the fiscal nine months ended September 30, 2010, compared to the same period in 2009, was primarily the result of an unfavorable impact of $3,400 related to the change in net foreign exchange transactions, an increase in legal fees of $2,300, the $1,600 charge related to amendment and restatement of our U.S. senior secured credit agreement noted above, an increase in consulting fees of $900 and the $900 capitalized costs write-off charge.
          Net foreign exchange transactions in the fiscal quarter and nine months ended September 30, 2010 resulted in a net gain of $2,400 and a net loss of $2,200, respectively, and were primarily driven from exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.
     Interest Income:

	September 30, 2010	September 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$2,835	$2,701	$134	5.0%
Fiscal Nine Months Ended	$7,924	$7,799	$125	1.6%
          Interest income in the fiscal quarter and nine months ended September 30, 2010 was relatively unchanged, compared to the same periods in 2009. The fiscal third quarter of 2010, compared to the same period in 2009, was favorably impacted by higher interest rates and investment yields and higher average cash and cash equivalents balances, which was substantially all offset by an unfavorable impact from foreign currency fluctuations. Interest income in the fiscal nine months ended September 30, 2010, compared to the same period in 2009, was favorably impacted by higher average cash and cash equivalents balances and a favorable impact from foreign currency fluctuations, which was substantially all offset by an unfavorable impact from lower interest rates and investment yields.
     Interest Expense:

	September 30, 2010	September 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$4,330	$4,648	$(318)	(6.8)%
Fiscal Nine Months Ended	$12,925	$10,117	$2,808	27.8%
          Interest expense in the fiscal third quarter of 2010 was relatively unchanged, compared to the same period in 2009, which was the net result of a favorable impact from decreased average borrowings, partially offset by increased interest expense on unrecognized tax benefits. Interest expense in the fiscal nine months ended September 30, 2010 increased, compared to the same period in 2009, which primarily resulted from an increase in net interest expense on unrecognized tax benefits of $3,800, partially offset by decreased average borrowings. Accrued interest expense on unrecognized tax benefits during the fiscal nine months ended September 30, 2010 and 2009 are net of the reversal of previously accrued interest expense on unrecognized tax benefits that was ultimately not assessed of $900 and $3,100, respectively. The reversals in both periods occurred prior to the fiscal third quarters.
     Net Asbestos-Related (Gain)/Provision:

	September 30, 2010	September 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$(1,665)	$1,745	$(3,410)	(195.4)%
Fiscal Nine Months Ended	$(68)	$5,251	$(5,319)	(101.3)%
          The change in the net asbestos-related (gain)/provision in the fiscal third quarter of 2010, compared to the same period in 2009, primarily resulted from a gain of $7,000 on the settlement of coverage litigation with asbestos insurance carriers, partially offset by an increase of $3,600 to our provision related to the revaluation of our asbestos liability.
          The change in the net asbestos-related (gain)/provision in the fiscal nine months ended September 30, 2010, compared to the same period in 2009, primarily resulted from a gain of $14,000 on the settlement of coverage litigation with asbestos insurance carriers, partially offset by an increase of $8,700 to our provision related to the revaluation of our asbestos liability.

     Provision for Income Taxes:

	September 30, 2010	September 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$18,693	$22,061	$(3,368)	(15.3)%
Effective Tax Rate	24.8%	18.7%

Fiscal Nine Months Ended	$55,712	$67,625	$(11,913)	(17.6)%
Effective Tax Rate	22.3%	18.5%
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
          Fiscal Year 2010
          Our effective tax rate for the fiscal first nine months of 2010 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which is expected to contribute to an approximate 17-percentage point reduction in the effective tax rate for the full year 2010.

•	A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily the United States), which is expected to contribute an approximate three-percentage point increase in the effective tax rate for the full year 2010.
          Fiscal Year 2009
          Our effective tax rate for the fiscal first nine months of 2009 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:
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
          These variances were partially offset by the change of valuation allowances in certain jurisdictions, including a valuation allowance reversal in one of our non-U.S. subsidiaries in fiscal year 2010, and other permanent differences.
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
     Net Income Attributable to Noncontrolling Interests:

	September 30, 2010	September 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$4,858	$5,991	$(1,133)	(18.9)%
Fiscal Nine Months Ended	$11,954	$12,630	$(676)	(5.4)%

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
          The decrease in net income attributable to noncontrolling interests in the fiscal third quarter of 2010, compared to the same period in 2009, primarily resulted from our operations in the People’s Republic of China, Martinez, California and Poland.
          The decrease in net income attributable to noncontrolling interests in the fiscal nine months ended September 30, 2010, compared to the same period in 2009, primarily resulted from our operations in the People’s Republic of China, Malaysia and Poland, partially offset by our operations in Martinez, California and South Africa.
     EBITDA:
          EBITDA, as discussed and defined below, is the primary measure of operating performance used by our chief operating decision maker.
          In addition to our two business groups, which also represent operating segments for financial reporting purposes, we report corporate center expenses, our captive insurance operation and expenses related to certain legacy liabilities, such as asbestos, in the Corporate and Finance Group, or C&F Group, which we also treat as an operating segment for financial reporting purposes.

	September 30, 2010	September 30, 2009	$ Change	% Change
Fiscal Quarters Ended	$87,150	$128,170	$(41,020)	(32.0)%
Fiscal Nine Months Ended	$288,669	$395,716	$(107,047)	(27.1)%
          EBITDA decreased in the fiscal third quarter of 2010, compared to the same period in 2009, primarily driven by decreased contract profit in both of our business groups, partially offset by the favorable impact of a settlement fee we received, net of charges incurred, due to a decision not to proceed with a power plant development project and the related prospective engineering, procurement and construction contract. Please refer to the preceding discussion within this “—Results of Operations” section.
          EBITDA decreased in the fiscal nine months ended September 30, 2010, compared to the same period in 2009, primarily driven by decreased contract profit in both of our business groups, partially offset by a curtailment gain related to our U.K. pension plan that has been closed for future defined benefit accrual and the favorable impact of a settlement fee we received, net of charges incurred, due to a decision not to proceed with a power plant development project and the related prospective engineering, procurement and construction contract. Please refer to the preceding discussion of each of these items within this “—Results of Operations” section.
          See the individual segment explanations below for additional details.
          EBITDA is a supplemental financial measure not defined in generally accepted accounting principles, or GAAP. We define EBITDA as income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. Certain covenants under our U.S. senior secured credit agreement use an adjusted form of EBITDA such that in the covenant calculations the EBITDA as presented herein is adjusted for certain unusual and infrequent items specifically excluded in the terms of our U.S. senior secured credit agreement. We believe that the line item on the consolidated statement of operations entitled “net income attributable to Foster Wheeler AG” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income attributable to Foster Wheeler AG as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income attributable to Foster Wheeler AG, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:
•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and

•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.

          A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)
Fiscal Quarter Ended September 30, 2010:
EBITDA (2)	$87,150	$69,339	$40,430	$(22,619)

Less: Interest expense	4,330
Less: Depreciation and amortization	12,407
Less: Provision for income taxes	18,693

Net income attributable to Foster Wheeler AG	$51,720

Fiscal Quarter Ended September 30, 2009:
EBITDA (2)	$128,170	$114,134	$39,589	$(25,553)

Less: Interest expense	4,648
Less: Depreciation and amortization	11,463
Less: Provision for income taxes	22,061

Net income attributable to Foster Wheeler AG	$89,998

Fiscal Nine Months Ended September 30, 2010:
EBITDA (2)	$288,669	$254,732	$96,709	$(62,772)

Less: Interest expense	12,925
Less: Depreciation and amortization	37,394
Less: Provision for income taxes	55,712

Net income attributable to Foster Wheeler AG	$182,638

Fiscal Nine Months Ended September 30, 2009:
EBITDA (2)	$395,716	$326,044	$142,152	$(72,480)

Less: Interest expense	10,117
Less: Depreciation and amortization	32,909
Less: Provision for income taxes	67,625

Net income attributable to Foster Wheeler AG	$285,065

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	EBITDA includes the following:

	Fiscal Quarter Ended September 30,		Fiscal Nine Months Ended September 30,
	2010	2009	2010	2009
Net increase in contract profit from the regular revaluation of final estimated contract profit*:
Global E&C	$8,400	$11,200	$27,900	$44,000
Global Power Group	3,400	300	16,700	3,500

Total	11,800	11,500	44,600	47,500

Net asbestos-related (gain)/provision in C&F Group**	(1,700)	1,800	(100)	5,300

Curtailment gain on the closure of the U.K. pension plan for future defined benefit accrual in our Global E&C Group	—	—	20,100	—
Settlement fee received, net of charges incurred, due to a decision not to proceed with a prospective power project under development in Italy within our Global E&C Group	10,900	—	9,800	—

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding changes in our final estimated contract profit.

**	Please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding the revaluation of our asbestos liability and related asset.

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
Business Segments
     Global E&C Group

	Fiscal Quarter Ended September 30,				Fiscal Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Operating revenues	$749,249	$1,009,352	$(260,103)	(25.8)%	$2,371,394	$2,992,235	$(620,841)	(20.7)%

EBITDA	$69,339	$114,134	$(44,795)	(39.2)%	$254,732	$326,044	$(71,312)	(21.9)%

     Results
          The geographic dispersion of our Global E&C Group’s operating revenues for the fiscal quarters and nine months ended September 30, 2010 and September 30, 2009, based upon where our projects are being executed, were as follows:

	Fiscal Quarter Ended September 30,				Fiscal Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Asia	$132,640	$264,121	$(131,481)	(49.8)%	$492,048	$1,044,517	$(552,469)	(52.9)%
Australasia and other*	288,379	424,926	(136,547)	(32.1)%	883,775	937,327	(53,552)	(5.7)%
Europe	148,131	144,926	3,205	2.2%	454,893	450,964	3,929	0.9%
Middle East	24,544	76,596	(52,052)	(68.0)%	145,738	294,602	(148,864)	(50.5)%
North America	108,340	60,821	47,519	78.1%	262,201	179,170	83,031	46.3%
South America	47,215	37,962	9,253	24.4%	132,739	85,655	47,084	55.0%

Total	$749,249	$1,009,352	$(260,103)	(25.8)%	$2,371,394	$2,992,235	$(620,841)	(20.7)%

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.
          Our Global E&C Group experienced decreases in operating revenues of 26% and 21%, respectively, in the fiscal quarter and nine months ended September 30, 2010, compared to the same periods in 2009. The declines in both periods include the net impact of decreased flow-through revenues, partially offset by the favorable impact of a settlement fee of $11,800 that our Global E&C Group received, as noted below. Excluding flow-through revenues, foreign currency fluctuations and the above noted settlement fee, our Global E&C Group’s operating revenues decreased 18% and 10% in the fiscal quarter and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. Please refer to the “—Overview of Segment” section below for a discussion of our Global E&C Group’s market outlook.
          The decrease in our Global E&C Group’s EBITDA in the fiscal third quarter of 2010, compared to the same period in 2009, resulted primarily from the net impact of the following:
•	Decreased contract profit of $53,900, excluding the favorable contract profit impact of the settlement fee noted below, primarily as a result of decreased contract profit margins and, to a lesser extent, decreased volume of operating revenues.

•	A decrease in equity earnings in our Global E&C Group’s projects in Italy of $1,900.

•	A net favorable impact of approximately $10,900 for a settlement fee we received, net of charges incurred, due to a decision not to proceed with a power plant development project and the related prospective engineering, procurement and construction contract, as described below.

•	Favorable impact of $3,200 related to the change in net foreign exchange transactions.
          The decrease in our Global E&C Group’s EBITDA in the fiscal nine months ended September 30, 2010, compared to the same period in 2009, resulted primarily from the net impact of the following:
•	Decreased contract profit of $92,500, excluding the favorable contract profit impact of the settlement fee noted below, primarily as a result of decreased contract profit margins and, to a lesser extent, the volume decrease in operating revenues.

•	Unfavorable impact of $4,400 related to the change in net foreign exchange transactions.

•	A decrease in equity earnings in our Global E&C Group’s projects in Italy of $3,200.

•	The favorable impact of a curtailment gain of $20,100 related to our U.K. pension plan that has been closed for future defined benefit accrual, which was included in contract profit.

•	A net favorable impact of approximately $9,800 for a settlement fee we received, net of charges incurred, due to a decision not to proceed with a power plant development project and the related prospective engineering, procurement and construction contract, as described below.

          During the fiscal quarter and nine months ended September 30, 2010, we received a settlement fee of $11,800, which was included in operating revenues, due to a decision not to proceed with a power plant development project and the related prospective engineering, procurement and construction contract. As a result of the decision to not proceed with the project, we incurred a charge of approximately $900 in the fiscal quarter and nine months ended September 30, 2010 for the write-off of capitalized costs in our project company. Additionally, we incurred approximately $1,100 of development costs associated with this project during fiscal year 2010. The development costs are included in SG&A and were primarily incurred during the fiscal first and second quarters of 2010, with minimal activity in the fiscal third quarter of 2010. These items contributed to a net favorable impact to EBITDA of approximately $10,900 and $9,800 for the fiscal quarter and nine months ended September 30, 2010, respectively.
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
          Although the global economy is showing signs of recovery, several of our clients are continuing to reevaluate the size, timing and scope of their capital spending plans in relation to the kinds of energy, petrochemical and pharmaceutical projects that we execute. We have seen instances of postponement or cancellation of prospects; clients releasing us to proceed on projects in phases; clients conducting further analysis before deciding to proceed with their investments; clients resizing, reconfiguring or relocating prospective projects to make them more economically viable; and intensified competition among engineering and construction contractors which has resulted in pricing pressure. These factors may continue for the remainder of fiscal year 2010 and into 2011. However, we continue to see new projects being developed, projects moving forward and clients starting to re-examine previously postponed projects to review the business cases for proceeding with such projects. In addition, we believe world demand for energy and chemicals will continue to grow over the long term and that clients will continue to invest in new and upgraded capacity to meet that demand. As the global economic outlook continues to improve, we have noted signs of market improvement. Moreover, we have continued to be successful in booking contracts of varying types and sizes in our key end markets, including the award of a project management consultancy contract for the expansion of a terminal in Iraq, an engineering, procurement and construction management contract in Germany for a cogeneration plant, engineering, procurement and construction management contracts for gas compression facilities in Western Europe, and services for a potential refinery re-start project in the U.S. Our success in this regard is a reflection of our technical expertise, our long-term relationships with clients, and our selective approach in pursuit of new prospects where we believe we have significant differentiators.

     Global Power Group

	Fiscal Quarter Ended September 30,				Fiscal Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Operating revenues	$155,460	$207,027	$(51,567)	(24.9)%	$484,384	$797,468	$(313,084)	(39.3)%

EBITDA	$40,430	$39,589	$841	2.1%	$96,709	$142,152	$(45,443)	(32.0)%

          Results
          The geographic dispersion of our Global Power Group’s operating revenues for the fiscal quarters and nine months ended September 30, 2010 and September 30, 2009, based upon where our projects are being executed, were as follows:

	Fiscal Quarter Ended September 30,				Fiscal Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Asia	$26,685	$23,222	$3,463	14.9%	$88,492	$73,708	$14,784	20.1%
Australasia and other*	—	516	(516)	(100.0)%	35	4,053	(4,018)	(99.1)%
Europe	61,492	94,669	(33,177)	(35.0)%	178,079	366,491	(188,412)	(51.4)%
Middle East	4,967	77	4,890	6350.6%	9,211	77	9,134	11862.3%
North America	43,294	67,067	(23,773)	(35.4)%	167,401	276,464	(109,063)	(39.4)%
South America	19,022	21,476	(2,454)	(11.4)%	41,166	76,675	(35,509)	(46.3)%

Total	$155,460	$207,027	$(51,567)	(24.9)%	$484,384	$797,468	$(313,084)	(39.3)%

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.
          Our Global Power Group experienced decreases in operating revenues excluding foreign currency fluctuations, in the fiscal quarter and nine months ended September 30, 2010, compared to the same periods in 2009, of 21% and 39%, respectively, which was the result of decreased volume of business in both periods. Please refer to the “—Overview of Segment” section below for a discussion of our Global Power Group’s market outlook.
          The increase in our Global Power Group’s EBITDA in the fiscal third quarter of 2010, compared to the same period in 2009, resulted primarily from the net impact of the following:
•	An increase in equity earnings in our Global Power Group’s project in Chile of $7,500, which was primarily due to the recognition of insurance recoveries in the fiscal third quarter of 2010 as described below.

•	Decreased SG&A expenses of $5,100 primarily as a result of decreased sales pursuit costs of $2,500 and general overhead costs of $2,300.

•	Decreased contract profit of $8,600, primarily as a result of the volume decrease in operating revenues, while contract profit margins were relatively unchanged.
          The decrease in our Global Power Group’s EBITDA in the fiscal first nine months of 2010, compared to the same period in 2009, resulted primarily from the net impact of the following:
•	Decreased contract profit of $52,200, primarily as a result of the volume decrease in operating revenues, partially offset by increased contract profit margins.

•	Decreased SG&A expenses of $9,900 primarily as a result of decreased general overhead costs of $5,600 and sales pursuit costs of $3,300.

•	An increase in equity earnings in our Global Power Group’s project in Chile of $2,500, which was primarily due to the recognition of insurance recoveries in the fiscal first nine months of 2010 as described below.
          On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our Global Power Group’s project in Chile. The project’s facility suspended normal operating activities from that date. Our Global Power Group’s equity earnings from the project in Chile during the fiscal quarter and nine months ended September 30, 2010 were $11,200 and $14,000, respectively, which include our Global Power Group’s equity interest of the after-tax estimated recovery under the Chile based project’s business interruption insurance policy. In accordance with authoritative accounting guidance on business interruption insurance, we were not able to record an estimated recovery for lost profits until substantially all contingencies related to the insurance claim had been resolved, which occurred during the fiscal third quarter of 2010. Accordingly, during the fiscal third quarter of 2010, we recorded an estimated recovery for lost profits for the period from February 27, 2010 through September 30, 2010.

          Overview of Segment
          Our Global Power Group designs, manufactures and erects steam generators and auxiliary equipment for electric power generating stations, district heating and power plants and industrial facilities worldwide. Our competitive differentiation in serving these markets is the ability of our products to cleanly and efficiently burn a wide range of fuels, singularly or in combination. In particular, our CFB steam generators are able to burn coals of varying quality, as well as petroleum coke, lignite, municipal waste, waste wood, biomass and numerous other materials. Among these fuel sources, coal is the most widely used, and thus the market drivers and constraints associated with coal strongly affect the steam generator market and our Global Power Group’s business. Additionally, our Global Power Group owns and/or operates several cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries.
          In our Global Power Group business, new order activity has been unfavorably affected by several trends which began in fiscal year 2008 and which may continue in the future. Weakness in the global economy has reduced the near-term growth in demand for electricity and steam for industrial production processes. In addition, political and environmental sensitivity regarding coal-fired steam generators caused a number of our Global Power Group’s prospective projects to be postponed or cancelled as clients experienced difficulty in obtaining the required environmental permits or decided to wait for additional clarity regarding state and federal regulations. This environmental concern has been especially pronounced in the U.S. and Western Europe, and is linked to the view that solid-fuel-fired steam generators contribute to global warming through the discharge of greenhouse gas emissions into the atmosphere. In addition, the depressed level of natural gas pricing experienced in fiscal years 2009 and 2010, increased the attractiveness of that fuel, in relation to coal, for the generation of electricity. Finally, the constraints on the global credit market are impacting and may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. We believe that demand for new solid-fuel steam generators will continue to improve in some markets in the remainder of 2010 and into 2011, driven primarily by growing electricity demand and industrial production as economies around the world recover from the recent global economic downturn. We are now seeing increased demand for our products in Asia and Eastern Europe as evidenced by increased proposal activity. However, the significant reduction of new contract awards in fiscal year 2009 has and is likely to continue to impact our financial performance for the remainder of fiscal year 2010.
          Longer-term, we believe that world demand for electrical energy will continue to grow and that solid-fuel-fired steam generators will continue to fill a significant portion of the incremental growth in new generating capacity. In addition, we are seeing a growing need to repower older coal plants with new clean coal plants driven by the need to improve environmental, economical, and reliability performance of mature coal plant fleets in the U.S., Europe and Russia. The fuel-flexibility of our CFB steam generators enables them to burn a wide variety of fuels other than coal and to produce carbon-neutral electricity when fired by biomass. In addition, our utility steam generators can be designed to incorporate supercritical steam technology, which significantly improves power plant efficiency and reduces power plant emissions.
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

Liquidity and Capital Resources
          Fiscal First Nine Months of 2010 Activities
          Our cash and cash equivalents and restricted cash balances were:

	As of
	September 30, 2010	December 31, 2009	$ Change	% Change
Cash and cash equivalents	$1,040,153	$997,158	$42,995	4.3%
Short-term investments	268	—	268	N/M
Restricted cash	32,866	34,905	(2,039)	(5.8)%

Total	$1,073,287	$1,032,063	$41,224	4.0%

N/M — not meaningful.
          Total cash and cash equivalents, short-term investments and restricted cash held by our non-U.S. entities as of September 30, 2010 and December 31, 2009 were $956,400 and $806,800, respectively.
          During the fiscal first nine months of 2010, we experienced an increase in cash and cash equivalents of $43,000, primarily as a result of $167,600 of cash provided by operating activities, partially offset by $99,200 used to repurchase our shares under our share repurchase program and $14,800 of capital expenditures.
          Cash Flows from Operating Activities:

	Fiscal Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Net cash provided by operating activities	$167,567	$210,919	$(43,352)	(20.6)%
          Net cash provided by operating activities in the fiscal first nine months of 2010 primarily resulted from cash provided by net income of $243,700, which excludes non-cash charges of $49,100, partially offset by cash used to fund working capital of $66,600 and mandatory and discretionary contributions to our pension plans of $34,100, which included discretionary contributions of $17,800.
          Net cash provided by operating activities in the first fiscal nine months of 2009 primarily resulted from cash provided by net income of $362,100, which excludes non-cash charges of $64,400, partially offset by cash used to fund working capital of $133,000, mandatory and discretionary contributions to our non-U.S. pension plans of $36,500 and net asbestos-related payments of $16,800.
          The decrease in cash provided by operating activities of $43,400 in the fiscal first nine months of 2010, compared to the same period of 2009, resulted primarily from decreased cash provided by net income of $118,400, partially offset by a decrease in cash used to fund working capital of $66,400 and decreased net asbestos-related payments of $16,900.
          Cash used for working capital was $66,600 and $133,000 in the fiscal first nine months of 2010 and 2009, respectively. Working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts and the timing of the related cash receipts. We experienced a decrease in cash used for working capital during the fiscal first nine months of 2010, compared to the same period of 2009, as cash receipts from client billings increased relative to cash used for services rendered and purchases of materials and equipment. The decrease in cash used for working capital during the fiscal first nine months of 2010 was driven by the conversion of working capital to cash by our Global Power Group, partially offset by a use of cash to fund working capital by our Global E&C Group.
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
          Cash Flows from Investing Activities:

	Fiscal Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Net cash used in investing activities	$(12,771)	$(44,958)	$32,187	(71.6)%

          The net cash used in investing activities in the fiscal first nine months of 2010 was attributable primarily to capital expenditures of $14,800 and contractual payments of $2,000 related to prior business acquisitions, partially offset by return of investment from unconsolidated affiliates of $3,200.
          The net cash used in investing activities in the fiscal first nine months of 2009 was attributable primarily to capital expenditures of $36,700, which included $17,100 of expenditures in FW Power S.r.l. for the construction of the electric power generating wind farm projects in Italy and the purchase price paid for substantially all of the assets of the offshore engineering division of OPE Holdings Ltd. of $8,900.
          The capital expenditures in the fiscal first nine months of 2010 and 2009 related primarily to project construction (including the fiscal year 2009 wind farm project expenditures in FW Power S.r.l., noted above), leasehold improvements, information technology equipment and office equipment. Our capital expenditures decreased $21,900 in the fiscal first nine months of 2010, compared to the same period of 2009, as a result of decreased expenditures in both our Global E&C Group and Global Power Group.
          Cash Flows from Financing Activities:

	Fiscal Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Net cash used in financing activities	$(112,555)	$(3,695)	$(108,860)	2946.1%
          The net cash used in financing activities in the fiscal first nine months of 2010 was attributable primarily to the cash used to repurchase shares under our share repurchase program of $99,200. Other financing activities included the repayment of project debt and capital lease obligations of $10,200 and distributions to noncontrolling interests of $8,000, partially offset by cash provided from exercises of stock options of $2,700 and proceeds from the issuance of new short-term debt of $2,200.
          The net cash used in financing activities in the fiscal first nine months of 2009 was attributable primarily to the repayment of project debt and capital lease obligations of $12,000 and distributions to noncontrolling interests of $2,200, partially offset by proceeds from the issuance of project debt of $7,700 and proceeds from the exercise of share purchase warrants of $2,500.
          Outlook
          Our liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. entities, changes in working capital activities, unused credit line availability and claim recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling 12-month period. Based on these forecasts, we believe our existing cash balances and forecasted net cash provided by operating activities will be sufficient to fund our operations throughout the next 12 months. Based on these forecasts, our primary cash needs will be working capital, capital expenditures, asbestos liability indemnity and defense costs and acquisitions. We may also use cash to repurchase additional shares under our share repurchase program, as described further below, under which we are authorized to repurchase up to an additional $165,591 of our outstanding shares. The majority of our cash balances are invested in short-term interest bearing accounts with maturities of less than three months. We continue to consider investing some of our cash in longer-term investment opportunities, including the acquisition of other entities or operations in the engineering and construction industry or power industry and/or the reduction of certain liabilities such as unfunded pension liabilities. We may elect to make additional discretionary contributions to our U.S. and/or U.K. pension plans during the remainder of fiscal year 2010.
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

          During the fiscal first nine months of 2010, we had net cash inflows of approximately $100, resulting from insurance settlement proceeds in excess of asbestos liability indemnity and defense costs payments. We expect to have net cash inflows of approximately $10,500 as a result of insurance settlement proceeds in excess of the asbestos liability indemnity and defense costs for the full fiscal year 2010. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.
          On July 30, 2010, Foster Wheeler AG, Foster Wheeler Ltd., certain of Foster Wheeler Ltd.’s subsidiaries and BNP Paribas, as Administrative Agent, entered into a four-year amendment and restatement of our U.S. senior secured credit agreement, which we entered into in October 2006. The amended and restated U.S. senior secured credit agreement provides for a facility of $450,000, and includes a provision which permits future incremental increases of up to $225,000 in total availability under the facility. The amended and restated U.S. senior secured credit agreement permits us to issue up to $450,000 under the letter of credit facility. Letters of credit issued under the amended and restated U.S. senior secured credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in our corporate credit rating as reported by Moody’s Investors Service (“Moody’s”) and/or Standard & Poor’s (“S&P”). We received a corporate credit rating of BBB- as issued by S&P during the fiscal third quarter of 2010, which, under the amended and restated U.S. senior secured credit agreement, reduces our pricing for letters of credit issued under the agreement. Based on the current ratings, the letter of credit fees for performance and financial letters of credit issued under the amended and restated U.S. senior secured credit agreement are 1.000% and 2.000% per annum of the outstanding amount, respectively, excluding fronting fees. This performance pricing is not expected to materially impact our liquidity or capital resources in fiscal year 2010. We also have the option to use up to $100,000 of the $450,000 for revolving borrowings at a rate equal to adjusted LIBOR, as defined in the agreement, plus 2.000%, subject also to the performance pricing noted above.
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
          We had approximately $262,700 and $308,000 of letters of credit outstanding under our U.S. senior secured credit agreement in effect as of September 30, 2010 and December 31, 2009, respectively. There were no funded borrowings under our U.S. senior secured credit agreement in effect as of September 30, 2010 or December 31, 2009. We do not intend to borrow under our U.S. senior secured credit facility during fiscal year 2010. Please refer to Note 5 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.
          On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to the refinery/electric power generation project in which we hold an 85% noncontrolling interest. The project’s facility suspended normal operating activities from that date. Subsequent to that date, our unconsolidated affiliate filed a claim with their insurance carrier. During the fiscal third quarter of 2010, a preliminary assessment of the extent of the damage was completed and an estimate of the required cost of repairs was developed. Based on the assessment and cost estimate, as well as correspondence received from the insurance carrier, we expect the property damage insurance recovery to be sufficient to cover the estimated costs of repairing the facility. During the fiscal third quarter of 2010, the insurance carrier also provided a preliminary assessment of the business interruption insurance recovery due to the project, and an advance of insurance proceeds against this assessment. Based on this assessment, we expect the business interruption insurance recovery to substantially compensate the project for the loss of profits while the facility has suspended operations. Normal operating activities are expected to resume by January 1, 2011. Please refer to Note 3 to the consolidated financial statements in this quarterly report on Form 10-Q for further information on our equity interest in this project.

          We are not required to make any mandatory contributions to our U.S. pension plans in fiscal year 2010 based on the minimum statutory funding requirements. We made mandatory and discretionary contributions totaling approximately $34,100 to our pension plans, which included discretionary contributions totaling approximately $17,800 to our U.S. and U.K. pension plans, during the fiscal nine months ended September 30, 2010. Based on the minimum statutory funding requirements for fiscal year 2010, we expect to make mandatory and discretionary contributions totaling approximately $39,000 to our U.S. and non-U.S. pension plans. The Patient Protection and Affordable Care Act and the Health Care and Education and Reconciliation Act were signed into law in the U.S. in March 2010. The law includes a significant number of health-related provisions, most of which will take effect beginning in 2011 or later. We do not expect that the law will have a significant impact on our financial condition, results of operations or cash flows.
          On September 12, 2008, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $750,000 of our outstanding shares and the designation of the repurchased shares for cancellation. We expect to seek shareholder approval of the cancellation of all shares repurchased under the program since our redomestication to Switzerland in February 2009 at our 2011 annual general meeting of shareholders. Under Swiss law, the cancellation of the shares repurchased under the program since our redomestication to Switzerland in February 2009 must be approved by our shareholders and repurchased shares remain as treasury shares on our balance sheet until cancellation. Based on the aggregate share repurchases under our program through September 30, 2010, we are authorized to repurchase up to an additional $165,591 of our outstanding shares. On November 4, 2010, our Board of Directors authorized additional share repurchases of up to approximately $335,227 and the designation of the repurchased shares for cancellation. Under Swiss law, cancellation of repurchased shares in excess of 10% of a company’s share capital must be approved in advance by the company’s shareholders. Accordingly, share repurchases under the November 2010 authorization in excess of 12,744,194 shares must be approved in advance by our shareholders. We expect to seek shareholder approval of any such share repurchases at our next general meeting of shareholders.
           Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Through September 30, 2010, we have repurchased 22,411,229 shares for an aggregate cost of approximately $584,409. We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other privately negotiated transactions pursuant to our share repurchase program. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans. For further information, please refer to Part II, Item II of this quarterly report.
          We have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends. Our U.S. senior secured credit agreement contains limitations on cash dividend payments as well as other restricted payments.
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

     New Orders, Measured in Terms of Future Revenues

	September 30, 2010			September 30, 2009
	Global	Global		Global	Global
	E&C Group	Power Group	Total	E&C Group	Power Group	Total
By Project Location:
Fiscal Quarter Ended
North America	$117,200	$56,300	$173,500	$30,500	$56,600	$87,100
South America	34,900	4,700	39,600	11,300	6,100	17,400
Europe	162,600	18,900	181,500	61,400	116,400	177,800
Asia	124,300	49,000	173,300	93,700	4,900	98,600
Middle East	131,300	25,200	156,500	156,400	27,800	184,200
Australasia and other*	188,100	—	188,100	335,500	300	335,800

Total	$758,400	$154,100	$912,500	$688,800	$212,100	$900,900

Fiscal Nine Months Ended
North America	$407,700	$162,100	$569,800	$479,900	$139,900	$619,800
South America	87,700	12,700	100,400	61,600	13,600	75,200
Europe	389,900	435,100	825,000	311,100	188,300	499,400
Asia	374,200	145,600	519,800	782,800	24,500	807,300
Middle East	292,800	25,500	318,300	245,900	27,800	273,700
Australasia and other*	453,200	100	453,300	464,700	600	465,300

Total	$2,005,500	$781,100	$2,786,600	$2,346,000	$394,700	$2,740,700

By Industry:
Fiscal Quarter Ended
Power generation	$6,000	$119,500	$125,500	$6,500	$182,100	$188,600
Oil refining	369,700	—	369,700	151,800	—	151,800
Pharmaceutical	27,600	—	27,600	8,900	—	8,900
Oil and gas	264,900	—	264,900	409,400	—	409,400
Chemical/petrochemical	51,800	100	51,900	104,000	—	104,000
Power plant operation and maintenance	12,400	34,500	46,900	—	30,000	30,000
Environmental	1,400	—	1,400	8,100	—	8,100
Other, net of eliminations	24,600	—	24,600	100	—	100

Total	$758,400	$154,100	$912,500	$688,800	$212,100	$900,900

Fiscal Nine Months Ended
Power generation	$30,000	$695,300	$725,300	$24,000	$323,000	$347,000
Oil refining	1,078,000	—	1,078,000	1,199,900	—	1,199,900
Pharmaceutical	59,500	—	59,500	43,100	—	43,100
Oil and gas	441,200	—	441,200	651,300	—	651,300
Chemical/petrochemical	332,800	100	332,900	417,600	—	417,600
Power plant operation and maintenance	12,400	85,700	98,100	—	71,700	71,700
Environmental	10,900	—	10,900	12,800	—	12,800
Other, net of eliminations	40,700	—	40,700	(2,700)	—	(2,700)

Total	$2,005,500	$781,100	$2,786,600	$2,346,000	$394,700	$2,740,700

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.

     Backlog, Measured in Terms of Future Revenues

	As of September 30, 2010			As of December 31, 2009
	Global	Global		Global	Global
	E&C Group	Power Group	Total	E&C Group	Power Group	Total
By Contract Type:
Lump-sum turnkey	$—	$355,200	$355,200	$100	$169,300	$169,400
Other fixed-price	520,000	451,600	971,600	215,800	306,300	522,100
Reimbursable	2,585,800	59,400	2,645,200	3,297,700	128,700	3,426,400
Eliminations	—	—	—	(900)	(4,200)	(5,100)

Total	$3,105,800	$866,200	$3,972,000	$3,512,700	$600,100	$4,112,800

By Project Location:
North America	$613,600	$187,200	$800,800	$472,700	$198,900	$671,600
South America	137,700	32,900	170,600	185,300	52,700	238,000
Europe	344,200	458,000	802,200	432,800	228,500	661,300
Asia	599,300	144,300	743,600	728,400	93,200	821,600
Middle East	310,300	43,700	354,000	226,000	27,800	253,800
Australasia and other*	1,100,700	100	1,100,800	1,467,500	(1,000)	1,466,500

Total	$3,105,800	$866,200	$3,972,000	$3,512,700	$600,100	$4,112,800

By Industry:
Power generation	$16,800	$744,200	$761,000	$18,900	$482,100	$501,000
Oil refining	1,618,400	—	1,618,400	1,597,900	—	1,597,900
Pharmaceutical	39,800	—	39,800	21,300	—	21,300
Oil and gas	1,123,800	—	1,123,800	1,559,400	—	1,559,400
Chemical/petrochemical	268,300	300	268,600	299,800	—	299,800
Power plant operation and maintenance	—	121,700	121,700	—	118,000	118,000
Environmental	8,800	—	8,800	8,200	—	8,200
Other, net of eliminations	29,900	—	29,900	7,200	—	7,200

Total	$3,105,800	$866,200	$3,972,000	$3,512,700	$600,100	$4,112,800

Backlog, measured in terms of Foster Wheeler Scope
Total	$1,591,600	$854,600	$2,446,200	$1,480,100	$588,500	$2,068,600

E & C Man-hours in Backlog (in thousands)
Total	14,700		14,700	12,700		12,700

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.
     The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in decreases of $74,100 and $59,700, respectively, as of September 30, 2010 compared to December 31, 2009.
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
Application of Critical Accounting Estimates
     Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Management and the Audit Committee of our Board of Directors approve the critical accounting policies. A full discussion of our critical accounting policies and estimates is included in our 2009 Form 10-K. We did not have a significant change to the application of our critical accounting policies and estimates during the fiscal first nine months of 2010.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the fiscal first nine months of 2010, there were no material changes in the market risks as described in our annual report on Form 10-K for the fiscal year ended December 31, 2009.
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
     As of the end of the period covered by this report, our interim chief executive officer and our chief financial officer carried out an evaluation, with the participation of our Disclosure Committee and management, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our interim chief executive officer and our chief financial officer concluded, at the reasonable assurance level, that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
     During the third quarter of 2010, we completed the implementation of a new worldwide consolidation system. The system change was made to improve the efficiency of the consolidation process and related financial reporting and was not the result of any identified deficiencies in the previous consolidation system. As part of the implementation, we modified internal controls where necessary due to the system change. There were no other changes in our internal control over financial reporting in the fiscal three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On September 12, 2008, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $750,000 of our outstanding shares and the designation of the repurchased shares for cancellation. Under Swiss law, the cancellation of the shares repurchased under the program since our redomestication to Switzerland in February 2009 must be approved by our shareholders and repurchased shares remain as treasury shares on our balance sheet until cancellation. Based on the aggregate share repurchases under our program through September 30, 2010, we are authorized to repurchase up to an additional $165,591 of our outstanding shares. The following table provides information with respect to purchases under our share repurchase program during the fiscal third quarter of 2010.

			Total Number		Approximate
			of Shares		Dollar Value
			Purchased as		of Shares that
			Part of		May Yet Be
		Average	Publicly		Purchased
	Total Number	Price	Announced		Under the
	of Shares	Paid per	Plans		Plans or
Fiscal Month	Purchased(1)	Share	or Programs		Programs
July 1, 2010 through July 31, 2010	—	$—	—
August 1, 2010 through August 31, 2010	4,312,710	23.00	4,312,710
September 1, 2010 through September 30, 2010	—	—	—

Total	4,312,710	$23.00	4,312,710	(2)	$165,591

(1)	During the fiscal third quarter of 2010, we repurchased an aggregate of 4,312,710 shares in privately negotiated transactions pursuant to our share repurchase program. We are authorized to repurchase up to an additional $165,591 of our outstanding shares. The repurchase program has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase programs.

(2)	As of September 30, 2010, an aggregate of 22,411,229 shares were purchased for a total of $584,409 since the inception of the repurchase program announced on September 12, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibits
3.1	Articles of Association of Foster Wheeler AG. (Filed as Exhibit 3.1 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

3.2	Organizational Regulations of Foster Wheeler AG. (Filed as Exhibit 3.2 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

4.0	Foster Wheeler AG hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler AG and its consolidated subsidiaries to the Commission upon request.

10.1*	Second Amendment to the Employment Agreement, dated as of July 16, 2010, between Foster Wheeler Inc. and Lisa Z. Wood. (Filed as Exhibit 10.6 to Foster Wheeler AG’s Form 10-Q, for the fiscal quarter ended June 30, 2010 and filed on August 5, 2010, and incorporated herein by reference.)

10.2*	Second Amendment to the Employment Agreement, dated as of July 29, 2010, between Foster Wheeler Inc. and Thierry Desmaris.

10.3*	Second Amendment to the Employment Agreement, dated as of August 30, 2010, between Foster Wheeler North America Corp. and Gary T. Nedelka.

10.4*	Employment Agreement, dated as of September 22, 2010, among Foster Wheeler Inc., W. Troy Roder, Foster Wheeler USA Corporation and Foster Wheeler International Corp.

10.5	Amended and Restated Credit Agreement, dated July 30, 2010, among Foster Wheeler AG, Foster Wheeler Ltd., Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation, Foster Wheeler International Corporation, and Foster Wheeler Inc., as Borrowers, the guarantors party thereto, the lenders party thereto, BNP Paribas as Administrative Agent, BNP Paribas Securities Corp. as Sole Bookrunner and Sole Lead Arranger, and HSBC Bank USA, National Association, Wells Fargo Bank, N.A., Crédit Agricole Corporate and Investment Bank, and Natixis as Syndication Agents. (Filed as Exhibit 10.9 to Foster Wheeler AG’s Form 10-Q, for the fiscal quarter ended June 30, 2010 and filed on August 5, 2010, and incorporated herein by reference.)

23.1	Consent of Analysis, Research & Planning Corporation.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Umberto della Sala.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Umberto della Sala.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensation plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG (Registrant)
Date: November 4, 2010	/s/ Umberto della Sala
Umberto della Sala
Interim Chief Executive Officer

Date: November 4, 2010	/s/ Franco Baseotto
Franco Baseotto
Executive Vice President, Chief Financial Officer and Treasurer