Form 10-K
period 2010-12-31
FOSTER WHEELER AG
filed 2011-02-28
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ............ to ............

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,513,000,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Registered shares held as of such date by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 124,880,649 of the registrant’s registered shares outstanding as of February 11, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information by reference from the definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2010.

FOSTER WHEELER AG

INDEX

ITEM		Page

PART I
1.	Business	2
1A.	Risk Factors	10
1B.	Unresolved Staff Comments	22
2.	Properties	23
3.	Legal Proceedings	24
4.	Reserved	24

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
6.	Selected Financial Data	28
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
7A.	Quantitative and Qualitative Disclosures about Market Risk	69
8.	Financial Statements and Supplementary Data	70
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	133
9A.	Controls and Procedures	133
9B.	Other Information	133

PART III
10.	Directors, Executive Officers and Corporate Governance	134
11.	Executive Compensation	134
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	134
13.	Certain Relationships and Related Transactions, and Director Independence	135
14.	Principal Accountant Fees and Services	135

PART IV
15.	Exhibits and Financial Statement Schedules	136
EX-10.27
EX-10.38
EX-10.82
EX-10.98
EX-10.105
EX-21.1
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

General

Foster Wheeler AG was incorporated under the laws of Switzerland on November 18, 2008 and registered in the commercial register of the Canton of Zug, Switzerland on November 25, 2008 as a wholly-owned subsidiary of Foster Wheeler Ltd. Pursuant to a scheme of arrangement under Bermuda law, on February 9, 2009 all previously outstanding whole common shares of Foster Wheeler Ltd. were cancelled and Foster Wheeler AG issued registered shares to the holders of whole Foster Wheeler Ltd. common shares that were cancelled. As a result of the scheme of arrangement, the common shareholders of Foster Wheeler Ltd. became common shareholders of Foster Wheeler AG, and Foster Wheeler Ltd. became a wholly-owned subsidiary of Foster Wheeler AG, a holding company that owns the stock of its various subsidiary companies. See “— The Redomestication” for more information regarding the scheme of arrangement and certain related transactions. Except as the context otherwise requires, the terms “Foster Wheeler,” “us” and “we,” as used herein, refer to Foster Wheeler AG and its direct and indirect subsidiaries for the period after the consummation of the scheme of arrangement and Foster Wheeler Ltd. and its direct and indirect subsidiaries for the period before the consummation of the scheme of arrangement.

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

Amounts in Part I, Item 1 are presented in thousands, except for the number of employees.

Business

We operate through two business groups: our Global Engineering and Construction Group, which we refer to as our Global E&C Group, and our Global Power Group.

Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation facilities, distribution facilities, and gasification facilities and processing facilities associated with the metals and mining sector. Our Global E&C Group is also involved in the design of facilities in new or developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Additionally, our Global E&C Group is also involved in the development, engineering, construction, ownership and operation of power generation facilities, from conventional and renewable sources, and of waste-to-energy facilities primarily in Europe.

Our Global E&C Group owns one of the leading technologies (SYDECsm delayed coking) used in refinery residue upgrading, in addition to other refinery residue upgrading technologies (solvent deasphalting and visbreaking), and a hydrogen production process used in oil refineries and petrochemical plants. During fiscal year 2010, our Global E&C Group acquired a proprietary sulfur recovery technology through a business acquisition. The sulfur recovery technology is used to treat gas streams containing hydrogen sulfide for the purpose of reducing the sulfur content of fuel products and to recover a saleable sulfur by-product.

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

Our Global E&C Group generates revenues from design, engineering, procurement, construction and project management activities pursuant to contracts spanning up to approximately four years in duration. Additionally, our Global E&C Group generates equity earnings from returns on its noncontrolling interest investments in various power production facilities.

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

For both our CFB and pulverized coal, which we refer to as PC, steam generators, we offer supercritical once-through-unit designs to further improve the energy efficiency and, therefore, the environmental performance of these units. Once-through supercritical steam generators operate at higher steam temperatures than traditional plants, which results in higher efficiencies and lower emissions, including emissions of carbon dioxide, or CO2, which is considered a greenhouse gas.

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

We also design, manufacture and install auxiliary equipment, which includes steam generators for solar thermal power plants, feedwater heaters, steam condensers and heat-recovery equipment. Our Global Power Group also offers a full line of new and retrofit nitrogen-oxide, which we refer to as NOx reduction systems such as selective non-catalytic and catalytic NOx reduction systems as well as complete low-NOxcombustion systems. We provide a broad range of site services relating to these products, including construction and erection services, maintenance engineering, plant upgrading and life extensions.

Our Global Power Group also conducts research and development in the areas of combustion, solid, fluid and gas dynamics, heat transfer, materials and solid mechanics. In addition, our Global Power Group owns and operates cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries. Our Global Power Group generates revenues from engineering activities, equipment supply and construction contracts, operating activities pursuant to the long-term sale of project outputs, such as electricity and steam, operating and maintenance agreements, royalties from licensing our technology, and generates equity earnings from returns on its noncontrolling interest investments in power production facilities.

In addition to these two business groups, which also represent two of our operating segments for financial reporting purposes, we report corporate center expenses, our captive insurance operation and expenses related to certain legacy liabilities, such as asbestos and other expenses, in the Corporate and Finance Group, which is our other operating segment for financial reporting purposes and which we refer to as the C&F Group.

Please refer to Note 14 to the consolidated financial statements in this annual report on Form 10-K for a discussion of our operating segments and geographic financial information relating to our operations.

Products and Services

Our Global E&C Group’s services include:

•	Consulting — Our Global E&C Group provides technical and economic analyses and study reports to owners, investors, developers, operators and governments. These services include concept and feasibility studies, market studies, asset assessments, environmental assessment, energy and emissions management, product demand and supply modeling, and technology evaluations.

•	Design and Engineering — Our Global E&C Group provides a broad range of engineering and design-related services. Our design and engineering capabilities include process, civil, structural, architectural, mechanical, instrumentation, electrical, and health, safety and environmental management. For each project, we identify the project requirements and then integrate and coordinate the various design elements. Other critical tasks in the design process may include value engineering to optimize costs, risk and hazard reviews, and the assessment of construction, maintenance and operational requirements.

•	Project Management and Project Control — Our Global E&C Group offers a wide range of project management and project control services for overseeing engineering, procurement and construction activities. These services include estimating costs, project planning and project cost control. The provision of these services is an integral part of the planning, design and construction phases of projects that we execute directly for clients. We also provide these services to our clients in the role of project management or program management consultant, where we oversee, on our client’s behalf, the execution by other contractors of all or some of the planning, design and construction phases of a project.

•	Procurement — Our procurement activities focus on those projects where we also execute the design and engineering work. We manage the procurement of materials, subcontractors and craft labor. Often, we purchase materials, equipment and third-party services on behalf of our client, where the client will pay for the purchased items or services at cost and reimburse us the cost of our associated services plus a margin or fee.

•	Construction/Commissioning and Start-up — Our Global E&C Group provides construction and construction management services on a worldwide basis. Our construction, commissioning and start-up activities focus on those projects where we have performed most of the associated design and engineering work. Depending on the project, we may function as the primary contractor or as a subcontractor to another firm. On some projects, we function as the construction manager, engaged by the customer to oversee another contractor’s compliance with design specifications and contracting terms. In some instances, we have responsibility for commissioning and plant start-up, or, where the client has responsibility for these activities, we provide experts to work as part of our client’s team.

•	Operations and Maintenance — Our Global E&C Group provides project management, plant operations and maintenance services, such as repair, renovation, predictive and preventative services and other aftermarket services. In some instances, our contracts may require us to operate a plant, which we have designed and built, for an initial period that may vary from a very short period to up to approximately two years.

•	Fired Heaters — Our Global E&C Group designs and supplies direct-fired furnaces used in a wide range of refining, petrochemical, chemical, oil and gas processes, including fired heaters and waste heat recovery units. In addition, our Global E&C Group also designs and supplies fired heaters which form an integral part of its proprietary delayed coking and hydrogen production technologies.

The principal products of our Global Power Group are steam generators, which are commonly referred to as boilers. Our steam generators produce steam in a range of conditions and qualities, from low-pressure saturated steam to high quality superheated steam at either sub-critical or supercritical conditions (steam pressures above approximately 3,200 pounds-force per square inch absolute). The steam produced by steam generators can be used to produce electricity in power plants, to heat buildings and in the production of many manufactured goods and products, such as paper, chemicals and food products. Our steam generators convert the energy of a wide range of solid and liquid fuels, as well as hot process gases, into steam and can be classified into several types: circulating fluidized-bed, pulverized coal, oil and natural gas, grate, heat recovery steam generators and fully assembled package boilers. The two most significant elements of our product portfolio are our CFB and PC steam generators.

Our Global Power Group’s products and services include:

•	Circulating Fluidized-Bed Steam Generators — Our Global Power Group designs, manufactures and supplies steam generators that utilize our proprietary CFB technology to clients worldwide. We believe that CFB combustion is generally recognized as one of the most commercially viable, fuel-flexible and clean burning ways to generate steam on a commercial basis from coal and many other solid fuels and waste products. A CFB steam generator utilizes air nozzles on the floor and lower side walls of its furnace to mix and fluidize the fuel particles as they burn, resulting in a very efficient combustion and heat transfer process. The fuel and other added solid materials, such as limestone, are continuously recycled through the furnace to maximize combustion efficiency and the capture of pollutants, such as the oxides of sulfur, which we refer to as SOx. Due to the efficient mixing of the fuel with the air and other solid materials and the long period of time the fuel remains in the combustion process, the temperature of the process can be greatly reduced below that of a conventional burning process. This has the added benefit of reducing the formation of NOx, which is another pollutant formed during the combustion process. Due to these benefits, additional SOx and NOx control systems are frequently not needed. The application of supercritical steam technology to CFB technology is the latest commercially proven technology development. By dramatically raising the pressure of the water as it is converted to steam, supercritical steam technology allows the steam to absorb more heat from the combustion process, resulting in a substantial improvement of approximately 5-15% in the efficiency of an electric power plant. To meet the requirements of the utility power sector, our Global Power Group is now offering supercritical CFB steam generators that range from 400 megawatt electrical, or MWe, up to 800 MWe in single unit sizes, in addition to subcritical CFB steam generators which typically range between 30-400 MWe. As discussed above, we are actively developing Flexi-Burntm technology for our CFB steam generators. We believe Flexi-Burntm technology will be an important part of an overall strategy for capturing and storing CO2 from coal power plants. We have recently received two new projects which incorporate our carbon-capturing Flexi-Burntm technology. These two projects include a new contract award to carry out the detailed engineering and supply of a pilot-scale CFB steam generator and we have recently signed, together with other parties, a grant agreement with the European Commission to support the technology development of a commercial scale Carbon Capture and Storage demonstration plant. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Segments,” for further discussion of these projects.

•	Pulverized Coal Steam Generators — Our Global Power Group designs, manufactures and supplies PC steam generators to clients worldwide. PC steam generators are commonly used in large coal-fired power plant applications. The coal is pulverized into fine particles and injected through specially designed low NOx burners. Our PC steam generators control NOx by utilizing advanced low-NOx combustion technology and selective catalytic reduction technology, which we refer to as SCR. PC technology requires flue gas desulfurization equipment, which we refer to as FGD, to be installed after the steam generator to capture SOx. We offer our PC steam generators with either conventional sub-critical steam technology or more efficient supercritical steam technology for electric power plant applications. PC steam generators typically range from 200-800 MWe.

•	Industrial Steam Generators — Our Global Power Group designs, manufactures and supplies industrial steam generators of various types including: CFB, as described above, grate, fully assembled package, field erected oil and gas, waste heat, and heat recovery steam generators. Depending on the steam generator type and application, our industrial boilers are designed to burn a wide spectrum of industrial fuels from high quality oil and natural gas to biomass and “waste type” fuels such as tires, municipal solid waste, waste wood and paper. Our industrial steam generators are designed for ruggedness and reliability.

•	Auxiliary Equipment and Aftermarket Services — Our Global Power Group also manufactures and installs auxiliary and replacement equipment for utility power and industrial facilities, including steam generators for solar thermal power plants, surface condensers, feed water heaters, coal pulverizers, steam generator coils and panels, biomass gasifiers, and replacement parts. Additionally, we install NOx reduction systems manufactured by third-parties. The NOx reduction systems include SCR equipment and low-NOx combustion systems for PC steam generators, which significantly reduce NOx emissions from PC steam generators. Our Global Power Group also performs steam generator modifications and provides engineered solutions for steam generators worldwide.

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

Industries We Serve

We serve the following industries:

•	Oil and gas;

•	Oil refining;

•	Chemical/petrochemical;

•	Pharmaceutical;

•	Environmental;

•	Metals and mining

•	Power generation; and

•	Power plant operation and maintenance.

Customers and Marketing

We market our services and products through a worldwide staff of sales and marketing professionals, through a network of sales representatives and through partnership or joint venture arrangements with unrelated third-parties. Our businesses are not seasonal and are not dependent on a limited group of clients. One client accounted for approximately 25%, 24% and 24% of our consolidated operating revenues (inclusive of flow-through revenues) in fiscal years 2010, 2009 and 2008, respectively; however, the associated flow-through revenues included in these percentages accounted for approximately 23%, 22% and 20% of our consolidated operating revenues in fiscal years 2010, 2009 and 2008, respectively. No other single client accounted for ten percent or more of our consolidated revenues in fiscal years 2010, 2009 and 2008. Representative clients include state-owned and multinational oil and gas companies; major petrochemical, chemical, and pharmaceutical companies; national, municipal and independent electric power generation companies; utilities; and government agencies throughout the world. The majority of our revenues and new business originates outside of the United States.

Licenses, Patents and Trademarks

We own and license patents, trademarks and know-how, which are used in each of our business groups. The life cycles of the patents and trademarks are of varying durations. We are not materially dependent on any particular patent or trademark, although we depend on our ability to protect our intellectual property rights to the technologies and know-how used in our proprietary products. As noted above, our Global Power Group has granted licenses to a limited number of companies in select countries to manufacture steam generators and related equipment and certain of our other products. Our principal licensees are located in China, India, Japan and South Korea. Recurring royalty revenues have historically ranged from approximately $5,000 to $10,000 per year.

Unfilled Orders

We execute our contracts on lump-sum turnkey, fixed-price, target-price with incentives and cost-reimbursable bases. Generally, contracts are awarded on the basis of price, acceptance of certain project-related risks, technical capabilities and availability of qualified personnel, reputation for quality and ability to perform in a timely manner, and safety record. On certain contracts our clients may make a down payment at the time a contract is executed and continue to make progress payments until the contract is completed and the work has been accepted as meeting contract guarantees. Our products are custom designed and manufactured, and are not produced for inventory. Our Global E&C Group frequently purchases materials, equipment, and third-party services at cost for clients on a cash neutral/reimbursable basis when providing engineering specification or procurement services, referred to as “flow-through” amounts. “Flow-through” amounts are recorded both as revenues, which we refer to as flow-through revenues, and cost of operating revenues with no profit recognized.

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

Use of Raw Materials

We source the materials used in our manufacturing and construction operations from several countries. The procurement of materials, consisting mainly of steel products and manufactured items, is heavily dependent on unrelated third-party sources. These materials are subject to timing of availability and price fluctuations, which we monitor on a regular basis. We have access to numerous global sources and are not dependent on any single source of supply.

Compliance with Government Regulations

We are subject to certain federal, state and local environmental, occupational health and product safety laws arising from the countries where we operate. We also purchase materials and equipment from third-parties, and engage subcontractors, who are also subject to these laws and regulations. We believe that all our operations are in material compliance with those laws and we do not anticipate any material capital expenditures or material adverse effect on earnings or cash flows as a result of complying with those laws. Additionally, please refer to Note 16 to the consolidated financial statements in this annual report on Form 10-K for a discussion of our environmental matters.

Employees

The following table indicates the number of full-time, temporary and agency personnel in each of our business groups. We believe that our relationship with our employees is satisfactory.

	As of December 31,
	2010	2009

Global E&C Group	9,037	10,400
Global Power Group	2,987	2,968
C&F Group	81	78

Total	12,105	13,446

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

The vast majority of the market opportunities that we pursue are subject to a competitive tendering process, and we believe that our target customers consider the price, acceptance of certain project-related risks, technical capabilities and availability of qualified personnel, reputation for quality and ability to perform in a timely manner, and safety record as the primary factors in determining which qualified contractor is awarded a contract. We derive our competitive strength from our reputation for quality of our services and products, technology, worldwide procurement capability, project management expertise, ability to execute complex projects, professionalism, strong safety record and lengthy experience with a wide range of services and technologies.

Companies that compete with our Global E&C Group include but are not limited to the following: Bechtel Corporation; Chicago Bridge & Iron Company N.V.; Chiyoda Corporation; Fluor Corporation; Jacobs Engineering Group Inc.; JGC Corporation; KBR, Inc.; Saipem S.p.A.; Shaw Group, Inc.; Technip; Técnicas Reunidas, SA; and Worley Parsons Ltd.

Companies that compete with our Global Power Group include but are not limited to the following: Alstom Power S.A.; Austrian Energy & Environment AG.; The Babcock & Wilcox Company; Babcock Power Inc.; Dongfang Boiler Works (a subsidiary of Dong Fang Electric Corporation); Doosan-Babcock; Harbin Boiler Co., Ltd.; Hitachi, Ltd.; Metso Corporation; Mitsubishi Heavy Industries Ltd.; and Shanghai Boiler Works Ltd.

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

The Redomestication

In 2009, we redomesticated our ultimate parent company from Bermuda to Switzerland. Through a scheme of arrangement, we effectively changed our place of incorporation from Bermuda to the Canton of Zug, Switzerland. The scheme of arrangement was approved by the common shareholders of Foster Wheeler Ltd. on January 27, 2009 and was sanctioned by the Supreme Court of Bermuda on January 30, 2009. On February 9, 2009, the following steps occurred pursuant to the scheme of arrangement:

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

Risks Related to Our Operations

The nature of our contracts subject us to risks related to the project’s technical design and associated warranty obligations, changes from original projections for costs and schedules which, particularly with our current and future lump-sum or fixed-price contracts and other shared risk contracts, may result in significant losses if costs are greater than anticipated and/or contractual schedules are not met.

We assume the project’s technical risk and associated warranty obligations on all of our contracts and projects, meaning that we must tailor products and systems to satisfy the technical requirements of a project even though, at the time the project is awarded, we may not have previously produced such a product or system. Warranty obligations can range from re-performance of engineering services to modification or replacement of equipment. We also assume the risks related to revenue, cost and gross profit realized on such contracts that can vary, sometimes substantially, from the original projections due to changes in a variety of other factors, including but not limited to:

•	engineering design changes;

•	unanticipated technical problems with the equipment being supplied or developed by us, which may require that we spend our own money to remedy the problem;

•	changes in the costs of components, materials or labor;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in local laws and regulations;

•	changes in local labor conditions;

•	project modifications creating unanticipated costs and/or delays related to contractual schedules;

•	delays caused by local weather conditions; and

•	our project owners’, suppliers’ or subcontractors’ failure to perform.

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

Therefore, significant losses can result from performing large, long-term projects on a fixed-price or lump-sum basis. These losses may be material, including in some cases up to or exceeding the full contract value in certain events of non-performance, and could negatively impact our business, financial condition, results of operations and cash flows. As of December 31, 2010, our backlog included $1,760,000 attributable to lump-sum turnkey and other fixed-price contracts, which represented 44% of our total backlog. We may increase the size and number of fixed-price or lump-sum turnkey contracts, sometimes in countries where or with clients with whom we have limited previous experience.

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

Our projects generally involve complex design and engineering, significant procurement of equipment and supplies and construction management. We may encounter difficulties in the design or engineering, equipment and supply delivery, schedule changes and other factors, some of which are beyond our control, that affect our ability to complete the project in accordance with the original delivery schedule or to meet the contractual performance obligations. In addition, we generally rely on third-party partners, equipment manufacturers and subcontractors to assist us with the completion of our contracts. As such, claims involving project owners, suppliers and subcontractors may be brought against us and by us in connection with our project contracts. Claims brought against us include back charges for alleged defective or incomplete work, breaches of warranty and/or late completion of the project work and claims for cancelled projects. The claims and back charges can involve actual damages, as well as contractually agreed upon liquidated sums. Claims brought by us against project owners include claims for additional costs incurred in excess of current contract provisions arising out of project delays and changes in the previously agreed scope of work. Claims between us and our suppliers, subcontractors and vendors include claims like any of those described above. These project claims, if not resolved through negotiation, are often subject to lengthy and expensive litigation or arbitration proceedings. Charges associated with claims could materially adversely affect our business, financial condition, results of operations and cash flows. For further information on project claims, please refer to Note 16, “Litigation and Uncertainties,” to the consolidated financial statements in this annual report on Form 10-K.

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

We derive a significant amount of revenues from services provided to clients that are concentrated in four industries: oil and gas, oil refining, chemical/petrochemical and power generation. These industries historically have been, and will likely continue to be, cyclical in nature. Consequently, our results of operations have fluctuated, and may continue to fluctuate, depending on the demand for our products and services from clients in these industries.

Unfavorable developments in global or regional economic growth rates or other unfavorable developments in one or more of these industries could adversely affect our clients’ investment plans and could materially adversely affect our business, financial condition, results of operations and cash flows.

The weakness in the global economy has impacted the demand for the products that our Global E&C Group’s clients produce. We have seen instances of postponement or cancellation of prospects; clients electing to proceed with their investments in phases; clients releasing us to proceed on projects in phases; clients conducting further analysis before deciding to proceed with their investments; clients resizing, reconfiguring or relocating prospective projects to make them more economically viable; and intensified competition among engineering and construction contractors which has resulted in pricing pressure. These factors may continue in the future, but to a lesser extent as the global economy improves.

In our Global Power Group business, new order activity has been unfavorably affected by the weakness in the global economy and its impact on the near-term growth in demand for electricity and steam for industrial production and processes, political and environmental sensitivity regarding coal-fired steam generators and the depressed level of natural gas pricing since fiscal year 2008, which increased the attractiveness of that fuel, in relation to coal, for the generation of electricity. These factors may continue in the future, but to a lesser extent as the global economy improves.

In addition, the constraints on the global credit market have impacted, and may continue to impact, some of our Global E&C Group’s and Global Power Group’s clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation.

Our results of operations and cash flows depend on new contract awards, and the selection process and timing for performing these contracts are not entirely within our control.

A substantial portion of our revenues is derived from new contract awards of projects. It is difficult to predict whether and when we will receive such awards due to the lengthy and complex bidding and selection process, which is affected by a number of factors, such as market conditions, financing arrangements, governmental approvals and environmental matters. We often compete with other general and specialty contractors, including large multinational contractors and small local contractors in the global markets in which we operate. The strong competition in our markets requires us to maintain skilled personnel and invest in technology, and also puts pressure on our profit margins. Because of this, we could be prevented from obtaining contracts for which we have bid due to price, greater perceived financial strength and resources of our competitors and/or perceived technology advantages. Alternatively, we may have to agree to lower prices and margins for contracts that we win or we may lose a bid or decide not to pursue a contract if the profit margins are below our minimum acceptable margins based on our risk assessment of the project conditions.

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

Our ability to attract and retain key officers, including our search for a permanent Chief Executive Officer, qualified engineers and other professional personnel, as well as joint venture partners, advisors and subcontractors, will be an important factor in determining our future success. The market for these professionals is competitive and we may not be successful in efforts to attract and retain these individuals. Failure to attract or retain these key officers, professionals, joint venture partners, advisors and subcontractors could materially adversely affect our business, financial condition, results of operations and cash flows.

Our worldwide operations involve risks that may limit or disrupt operations, limit repatriation of cash, increase taxation or otherwise materially adversely affect our business, financial condition, results of operations and cash flows.

We have worldwide operations that are conducted through our subsidiaries, as well as through agreements with joint venture partners. Our subsidiaries have operations located in Asia, Australia, Europe, the Middle East, North America, South Africa and South America. Additionally, we purchase materials and equipment on a worldwide basis and are heavily dependent on unrelated third-party sources for these materials and equipment. Our worldwide operations are subject to risks that could materially adversely affect our business, financial condition, results of operations and cash flows, including:

•	uncertain political, legal and economic environments;

•	potential incompatibility with joint venture partners;

•	foreign currency controls and fluctuations;

•	energy prices and availability;

•	war and civil disturbances;

•	terrorist attacks;

•	the imposition of additional governmental controls and regulations;

•	labor problems and safety practices; and

•	interruptions to shipping lanes or other methods of transit.

Because of these risks, our worldwide operations and our execution of projects may be limited, or disrupted; our contractual rights may not be enforced fully or at all; our taxation may be increased; or we may be limited in repatriating earnings. These potential events and liabilities could materially adversely affect our business, financial condition, results of operations and cash flows.

It can be very difficult or expensive to obtain insurance coverage for our business operations, and we may not be able to secure or maintain sufficient coverage to satisfy our needs.

As part of our business operations, we maintain insurance coverage both as a corporate risk management strategy and in order to satisfy the requirements of many of our contracts. Although we have in the past been able to satisfy our insurance needs, there can be no assurance that we can secure all necessary or appropriate insurance coverage in the future. Our insurance is purchased from a number of the world’s leading providers, often in layered insurance arrangements. We monitor the financial health of the insurance companies from which we hold policies, and review the financial health of an insurer prior to purchasing a policy. If any of our third party insurers fail, refuse to renew or revoke coverage or otherwise cannot satisfy their insurance requirements to us, then our overall risk exposure and operational expenses could be increased and our business operations could be interrupted.

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

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate on our earnings, which could result in a significant negative impact on our earnings and cash flows from operations. We continue to assess the impact of various legislative proposals, including U.S. federal and state proposals, and modifications to existing tax treaties, that could result in a material increase in our taxes. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were to be enacted, or if modifications were to be made to certain existing treaties, the consequences could have a materially adverse impact on us, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our financial condition, results of operations and cash flows.

Our business may be materially adversely impacted by regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future.

Greenhouse gases that result from human activities, including burning of fossil fuels, have been the focus of increased scientific and political scrutiny and are being subjected to various legal requirements. International agreements, national laws, state laws and various regulatory schemes that limit or otherwise regulate emissions measuring and control of greenhouse gases are under consideration by different governmental entities. We derive a significant amount of revenues and contract profits from engineering and construction services provided to clients that own and/or operate a wide range of process plants and from the supply of our manufactured equipment to clients that own and/or operate electric power generating plants. Additionally, we own or partially own plants that generate electricity from burning natural gas or various types of solid fuels. These plants emit greenhouse gases as part of the process to generate electricity or other products. Compliance with the future greenhouse gas regulations may prove costly or difficult. It is possible that owners and operators of existing or future process plants and electric generating plants could be subject to new or changed environmental regulations that result in increasing the cost of emitting such gases or requiring emissions allowances. The costs of controlling such emissions or obtaining required emissions allowances could be significant. It also is possible that necessary controls or allowances may not be available. Such regulations could negatively impact client investments in capital projects in our markets, which could negatively impact the market for our manufactured products and certain of our services, and also could negatively affect the operations and profitability of our own electric power plants. This could materially adversely affect our business, financial condition, results of operations and cash flows.

We are subject to various environmental laws and regulations in the countries in which we operate. If we fail to comply with these laws and regulations, we may incur significant costs and penalties that could materially adversely affect our business, financial condition, results of operations and cash flows.

Our operations are subject to laws and regulations governing the generation, management and use of regulated materials, the discharge of materials into the environment, the remediation of environmental contamination, or otherwise relating to environmental protection. Both our Global E&C Group and our Global Power Group make use of and produce as wastes or by-products substances that are considered to be hazardous under these environmental laws and regulations. We may be subject to liabilities for environmental contamination as an owner or operator (or former owner or operator) of a facility or as a generator of hazardous substances without regard to negligence or fault, and we are subject to additional liabilities if we do not comply with applicable laws regulating such hazardous substances, and, in either case, such liabilities can be substantial. These laws and regulations could expose us to liability arising out of the conduct of current and past operations or conditions, including those associated with formerly owned or operated properties caused by us or others, or for acts by us or others which were in compliance with all applicable laws at the time the acts were performed. In some cases, we have assumed contractual indemnification obligations for environmental liabilities associated with some formerly owned properties. The ongoing costs of complying with existing environmental laws and regulations could be substantial. Additionally, we may be subject to claims alleging personal injury, property damage or natural resource damages as a result of alleged exposure to or contamination by hazardous substances. Changes in the environmental laws and regulations, remediation obligations, enforcement actions, stricter interpretations of existing requirements, future discovery of contamination or claims for damages to persons, property, natural resources or the environment could result in material costs and liabilities that we currently do not anticipate.

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

Some of our subsidiaries are named as defendants in numerous lawsuits and out-of-court administrative claims pending in the United States in which the plaintiffs claim damages for alleged bodily injury or death arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. We expect these subsidiaries to be named as defendants in similar suits and that claims will be brought in the future. For purposes of our financial statements, we have estimated the indemnity and defense costs to be incurred in resolving pending and forecasted U.S. claims through fiscal year 2025. Although we believe our estimates are reasonable, the actual number of future claims brought against us and the cost of resolving these claims could be substantially higher than our estimates. Some of the factors that may result in the costs of asbestos claims being higher than our current estimates include:

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

The total liability recorded on our consolidated balance sheet as of December 31, 2010 is based on estimated indemnity and defense costs expected to be incurred through fiscal year 2025. We believe that it is likely that there will be new claims filed after fiscal year 2025, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after fiscal year 2025. Our forecast contemplates that the number of new claims requiring indemnity will decline from year to year. If future claims fail to decline as we expect, our aggregate liability for asbestos claims will be higher than estimated.

Since fiscal year-end 2004, we have worked with Analysis Research Planning Corporation, or ARPC, nationally recognized consultants in the United States with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs. Since that time, we have recorded our estimated asbestos liability at a level consistent with ARPC’s reasonable best estimate. ARPC reviews our asbestos indemnity payments, defense costs and claims activity and compares them to our 15 year forecast prepared at the previous year-end. Based on its review, ARPC may recommend that the assumptions used to estimate our future asbestos liability be updated, as appropriate.

Our forecast of the number of future claims is based, in part, on an analysis of future disease incidence and, in part, on a regression model, which employs the statistical analysis of our historical claims data to generate a trend line for future claims. Although we believe this forecast method is reasonable, other forecast methods that attempt to estimate the population of living persons who could claim they were exposed to asbestos at worksites where our subsidiaries performed work or sold equipment could also be used and might project higher numbers of future claims than our forecast.

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

Although we believe that a significant portion of our subsidiaries’ liability and defense costs for asbestos claims will be covered by insurance, the adequacy and timing of insurance recoveries is uncertain. The asset recorded on our consolidated balance sheet as of December 31, 2010 represents our best estimate of settled and probable future insurance receivables relating to our U.S. liability for pending and estimated future asbestos claims through fiscal year 2025. The insurance asset includes an estimate of the amount of recoveries under existing settlements with other insurers.

Over the last several years, certain of our subsidiaries have entered into settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. During fiscal year 2010, our subsidiaries reached agreements to settle their disputed asbestos-related insurance coverage with four insurers. As a result of these settlements, there were no unsettled asbestos insurance-related assets recorded as of December 31, 2010. Additionally, certain of the settlements with insurance companies during the past several years were for fixed dollar amounts that do not change as the liability changes. Accordingly, increases in the asbestos liability would not result in an equal increase in the insurance asset and we would have to fund the difference, which would reduce our cash flows and working capital.

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

A number of asbestos-related claims have been received by our subsidiaries in the United Kingdom. To date, these claims have been substantially covered by insurance policies and proceeds from the policies have been paid directly to the plaintiffs. The timing and amount of asbestos claims that may be made in the future, the financial solvency of the insurers and the amount that may be paid to resolve the claims are uncertain. The insurance carriers’ failure to make payments due under the policies could materially adversely affect our business, financial condition, results of operations and cash flows.

Some of our subsidiaries in the United Kingdom have received claims alleging personal injury arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. We expect these subsidiaries to be named as defendants in additional suits and claims brought in the future. To date, insurance policies have provided coverage for substantially all of the costs incurred in connection with resolving asbestos claims in the United Kingdom. In our consolidated balance sheet as of December 31, 2010, we have recorded U.K. asbestos-related insurance recoveries equal to the U.K. asbestos-related liabilities, which are comprised of an estimated liability relating to open (outstanding) claims and an estimated liability relating to future unasserted claims through fiscal year 2025. Our ability to continue to recover under these insurance policies is dependent upon, among other things, the timing and amount of asbestos claims that may be made in the future, the financial solvency of our insurers and the amount that may be paid to resolve the claims. These factors could significantly limit our insurance recoveries, which could materially adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Our Liquidity and Capital Resources

We require cash repatriations from our subsidiaries to meet our cash needs related to our asbestos-related and other liabilities, corporate overhead expenses and share repurchases. Our ability to repatriate funds from our subsidiaries is limited by a number of factors.

As a holding company, we are dependent on cash inflows from our subsidiaries in order to fund our asbestos-related and other liabilities and overhead expenses. We are dependent on cash repatriations to cover essentially all payments and expenses of our holding company and principal executive offices in Switzerland, to cover cash needs related to our asbestos related liability and other overhead expenses in the U.S. and at our discretion, the acquisition of our shares under our share repurchase program. There can be no assurance that the forecasted cash repatriations will occur as our subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, to comply with covenants and for other general corporate purposes. The repatriation of funds may also subject those funds to taxation in some jurisdictions. The inability to repatriate cash could negatively impact our business, financial condition, results of operations and cash flows.

Certain of our various debt agreements impose financial covenants, which may prevent us from capitalizing on business opportunities, which could negatively impact our business.

Certain of our debt agreements, including our U.S. senior secured credit agreement, impose financial covenants on us. These covenants limit our ability to incur indebtedness, pay dividends or make other distributions, make investments and sell assets. These limitations may restrict our ability to pursue business opportunities, which could negatively impact our business.

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

Additionally, in the event our credit ratings are lowered by independent rating agencies, such as Standard & Poor’s or Moody’s Investors Service, it may be more difficult or costly for us to obtain bonding for new awards or maintain such bonding on current projects. We may also be required to provide or increase cash collateral to obtain these bonds, which would reduce our available cash and could impact our ability to increase availability under our U.S. senior secured credit agreement or other bonding facilities. We are also subject to the risk that any new or amended bonding facilities might not be on terms as favorable as those we have currently, which could adversely affect our liquidity.

We may invest in longer-term investment opportunities, such as the acquisition of other entities or operations in the engineering and construction industry or power industry. Acquisitions of other entities or operations have risks that could materially adversely affect our business, financial condition, results of operations and cash flows.

We are exploring possible acquisitions within the engineering and construction industry to strategically complement or expand on our technical capabilities or access to new market segments. We are also exploring possible acquisitions within the power industry to complement our product offering. The acquisition of companies and assets in the engineering and construction and power industries is subject to substantial risks, including the failure to identify material problems during due diligence, the risk of over-paying for assets and the inability to arrange financing for an acquisition as may be required or desired. Further, the integration and consolidation of acquisitions require substantial human, financial and other resources including management time and attention, and ultimately, our acquisitions may not be successfully integrated and/or our resources may be diverted. There can be no assurances that we will consummate any such future acquisitions, that any acquisitions we make will perform as expected or that the returns from such acquisitions will support the investment required to acquire them or the capital expenditures needed to develop them.

Risk Factors Related to Our Financial Reporting and Corporate Governance

If we have a material weakness in our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

Although we had no material weaknesses as of December 31, 2010, we have reported material weaknesses in our internal control over financial reporting in the past. There can be no assurance that we will avoid a material weakness in the future. If we have another material weakness in our internal control over financial reporting in the future, it could adversely impact our ability to report our financial results in a timely and accurate manner.

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

Our articles of association provide that shareholders have one vote for each registered share held by them and are entitled to vote at all meetings of shareholders. However, our articles of association provide that shareholders whose “controlled shares” (as defined in the articles of association) represent 10% or more of our total voting shares are limited to voting one vote less than 10% of the total voting rights of our share capital as registered with the commercial register. This provision is intended to prevent the possibility of our company becoming a controlled foreign corporation for U.S. federal income tax purposes, which could have certain adverse U.S. federal income tax consequences to U.S. persons who own (directly, indirectly or under applicable constructive ownership rules) 10% or more of our voting shares. It may also have an anti-takeover effect by making it more difficult for a third party to acquire us without the consent of our board of directors. Under our articles of association, our board of directors has the authority to interpret and grant exceptions to this provision.

Our status as a Swiss corporation may limit our flexibility with respect to certain aspects of capital management.

Swiss law allows our shareholders to authorize share capital that can be issued by the board of directors without further shareholder approval. Such authorization is limited to 50 percent of the issued share capital and expires after two years at the latest and must therefore be renewed by the shareholders every two years. Additionally, subject to specified exceptions, including exceptions explicitly described in our articles of association, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions. In the event we need to raise share capital at a time when the trading price of our shares is below the CHF 3.00 (equivalent to U.S. $3.22, based on a foreign exchange rate of CHF 0.9319 to U.S. $1.00 on December 31, 2010) par value of the shares, we will need to obtain the approval of our shareholders to decrease the par value of our issued shares or issue another class of shares with a lower par value. Any reduction in par value would decrease our par value available for future repayment of share capital not subject to Swiss withholding tax. In addition, we will not be able to issue options under our various compensation and benefit plans with an exercise price below the par value, which could limit the flexibility of our compensation arrangements. Swiss law also reserves for approval by shareholders many corporate actions over which a board of directors would have authority in some other jurisdictions. For example, dividends must be approved by shareholders. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

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

If we are not successful in our efforts to make distributions, if any, through a reduction of par value or pay dividends, if any, out of qualifying additional paid-in capital, then any dividends paid by us will generally be subject to a Swiss federal withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, which we refer to as the “U.S.-Swiss Treaty,” may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting stock, or for a full refund in the case of qualified pension funds). Payment of a capital distribution in the form of a par value reduction is not subject to Swiss withholding tax. However, there can be no assurance that our shareholders will approve a reduction in par value; that we will be able to meet the other legal requirements for a reduction in par value; or that Swiss withholding rules will not be changed in the future. In addition, over the long term, the amount of par value available for us to use for par value reductions will be limited. If we are unable to make a distribution through a reduction in par value or pay a dividend out of qualifying additional paid-in capital, we may not be able to make distributions without subjecting our shareholders to Swiss withholding taxes.

We have anti-takeover provisions in our articles of association that may discourage a change of control.

Our articles of association and Swiss law contain provisions that could make it more difficult for a third-party to acquire us without the consent of our board of directors. These provisions provide for:

•	Our board of directors to be divided into three classes serving staggered three-year terms. In addition, directors may be removed from office, by the affirmative vote of the holders of two-thirds of the issued shares generally entitled to vote. These provisions of our articles of association may delay or limit the ability of a shareholder to obtain majority representation on the board of directors.

•	Limiting the voting rights of shareholders whose “controlled shares” (as defined in the articles of association) represent 10% or more of our total voting shares to one vote less than 10% of the total voting rights of our share capital as registered with the Swiss commercial register.

•	Under Swiss corporate law, merger and demerger transactions require the affirmative vote of holders of at least 66 2/3% of the shares represented at the applicable shareholders meeting. In addition, under certain circumstances (for example, in the case of so-called “cashout” or “squeezeout” mergers) a merger requires the affirmative vote of the holders of at least 90% of shares.

•	Any shareholder who wishes to propose any business or to nominate a person or persons for election as a director at any annual meeting may only do so if advance notice is given to our Corporate Secretary.

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

The following table provides location and general use of our materially important owned or leased physical properties by business segment as of December 31, 2010. All or part of the listed properties may be leased or subleased to other affiliates. All properties are in good condition and adequate for their intended use.

Owned/Leased
Business Segment and Location	Principal Use	(Lease Expiration)(1)

Corporate and Finance Group
Zug, Switzerland	Registered Office	Leased (2014)
Geneva, Switzerland	Principal executive offices	Leased (2020)
Union Township, New Jersey(2)	Office & engineering	Leased (2022)
Union Township, New Jersey	Investment in undeveloped land	Owned
Union Township, New Jersey	Storage and reproduction facilities	Owned

Global Engineering & Construction Group
Avellino, Italy	Wind farm towers	Owned(3)
Chennai, India	Office & engineering	Leased (2011-2017)
Glasgow, Scotland	Office & engineering	Owned(4)
Gurgaon, India	Office & engineering	Leased (2018)
Houston, Texas	Office & engineering	Leased (2018)
Istanbul, Turkey	Office & engineering	Leased (2015)
Kolkata, India	Office & engineering	Leased (2015-2016)
Kolkata, India	Office & engineering	Leased (2017)
Madrid, Spain	Office & engineering	Leased (2015)
McGregor, Texas	Storage facilities	Owned
Midrand, South Africa	Office & engineering	Owned
Milan, Italy	Office & engineering	Leased (2011-2014)
Paris, France	Office & engineering	Leased (2011-2013)
Paris, France	Warehouse	Leased (2013)
Philadelphia, Pennsylvania	Office	Leased (2012)
Provence, France	Office & engineering	Leased (2011)
Reading, England	Office & engineering	Leased (2011-2024)
Reading, England	Investment in undeveloped land	Owned
Santiago, Chile	Office & engineering	Leased (2011)
Shanghai, China	Office & engineering	Leased (2012-2013)
Singapore	Office & engineering	Leased (2013)
Sriracha, Thailand	Office & engineering	Leased (2012)

Global Power Group
Camden, New Jersey	Waste-to-energy plant	Owned(5)
Madrid, Spain	Office & engineering	Leased (2015)
Martinez, California	Cogeneration plant	Owned
Melbourne, Florida	Office & warehouse	Leased (2013)
Norrkoping, Sweden	Manufacturing & office	Leased (2014)
Oberhausen Germany	Service workshop & storage	Leased (2016)
Rayong, Thailand	Manufacturing & office	Leased (2017)
Shanghai, China	Office	Leased (2012)
Sosnowiec, Poland	Manufacturing & office	Leased (2089)
Sosnowiec, Poland	Office & engineering	Leased(6)
Talcahuano, Chile	Cogeneration plant-facility site	Leased (2035)
Tarragona, Spain	Manufacturing	Owned
Varkaus, Finland	Manufacturing & office	Owned
Varkaus, Finland	Office	Leased (2031)
Xinhui, Guangdong, China	Manufacturing	Leased(6)
Xinhui, Guangdong, China	Manufacturing	Leased (2012)
Xinhui, Guangdong, China	Manufacturing & office	Leased (2045)
Xinhui, Guangdong, China	Storage	Leased (2011-2013)

(1)	Properties with date ranges represent multiple leases at the same location with lease expiration dates within the range listed.

(2)	The facility is also utilized by the Global Engineering & Construction Group and the Global Power Group.

(3)	The facility is owned and the land for the two towers is leased (2031 and 2033).

(4)	Portion or entire facility leased or subleased to third parties.

(5)	The facility is owned and the land is leased (2015).

(6)	Lease facilities on a month-to-month basis with no contractual termination date.

ITEM 3.	LEGAL PROCEEDINGS

For information on asbestos claims and other material litigation affecting us, see Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Estimates” and Note 16, “Litigation and Uncertainties,” to our consolidated financial statements in this annual report on Form 10-K.

ITEM 4.	RESERVED

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

The following chart lists the quarterly high and low sales prices of our shares on the NASDAQ Global Select Market during our fiscal years 2010 and 2009.

	Fiscal Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Common share prices:
High	$35.01	$32.38	$25.89	$35.39
Low	$23.98	$20.54	$20.33	$22.53

	Fiscal Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Common share prices:
High	$28.18	$28.74	$35.82	$33.95
Low	$12.73	$17.00	$18.33	$27.47

We had 2,624 shareholders of record, as defined under Regulation S-K Item 201, and 124,880,649 registered shares outstanding as of February 11, 2011.

We have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends. Our current U.S. senior secured credit agreement contains limitations on our ability to pay cash dividends.

Performance Graph

The stock performance graph below shows how an initial investment of $100 in our shares would have compared over a five-year period with an equal investment in (1) the S&P 500 Index and (2) an industry peer group index that consists of several peer companies (referred to as the “Peer Group”) as defined below.

Comparison of Cumulative Total Return

In the preparation of the line graph, we used the following assumptions: (i) $100 was invested in each of our shares, the S&P 500 Index and the Peer Group on December 30, 2005, (ii) dividends, if any, were reinvested, and (iii) the investments were weighted on the basis of market capitalization.

	Fiscal Years Ended
	December 30,	December 29,	December 28,	December 26,	December 31,	December 31,
	2005	2006	2007	2008	2009	2010

Foster Wheeler AG	$100.00	$149.92	$424.88	$127.46	$160.09	$187.71
S&P 500 Index	100.00	115.79	123.00	74.37	97.33	111.99
Peer Group*	100.00	121.94	246.08	89.74	114.06	167.72

*	The following companies comprise the Peer Group: Chicago Bridge & Iron Company N.V., Fluor Corporation, Jacobs Engineering Group Inc., KBR, Inc., McDermott International, Inc. and Shaw Group, Inc. The Peer Group consists of companies that were compiled by us for benchmarking the performance of our registered shares.

Issuer Purchases of Equity Securities (amounts in thousands of dollars, except share data and per share amounts)

On September 12, 2008, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $750,000 of our outstanding shares and the designation of the repurchased shares for cancellation. On November 4, 2010, our Board of Directors proposed an increase to our share repurchase program of $335,000 and the designation of the repurchased shares for cancellation, which was approved by our shareholders at an Extraordinary General Meeting on February 24, 2011.

Under Swiss law, the cancellation of shares previously repurchased under our share repurchase program must be approved by our shareholders. Repurchased shares remain as treasury shares on our balance sheet until cancellation. We expect to seek specific shareholder approval for the cancellation of all treasury shares as of December 31, 2010 and amend our Articles of Association to reduce our share capital accordingly at our 2011 annual general meeting of shareholders. Based on the aggregate share repurchases under our program through December 31, 2010, we are authorized to repurchase up to an additional $500,591 of our outstanding shares. As noted in the table below, there were no purchases under our share repurchase program during the fiscal fourth quarter of 2010.

Approximate Dollar
			Total Number of		Value of Shares
			Shares Purchased as		that May Yet Be
			Part of Publicly		Purchased Under
	Total Number of	Average Price Paid	Announced Plans or		the Plans or
Fiscal Month	Shares Purchased(1)	per Share	Programs		Programs

October 1, 2010 through October 31, 2010	—	$—	—
November 1, 2010 through November 30, 2010	—	—	—
December 1, 2010 through December 31, 2010	—	—	—

Total	—	$—	—	(2)	$500,591

(1)	During the fiscal fourth quarter of 2010, we did not repurchase any shares in open market transactions or privately negotiated transactions pursuant to our share repurchase program. We are authorized to repurchase up to an additional $500,591 of our outstanding shares based on the aggregate share repurchases as of December 31, 2010. The repurchase program has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase program.

(2)	As of December 31, 2010, an aggregate of 22,411,229 shares were purchased for a total of $584,409 since the inception of the repurchase program announced on September 12, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

FOSTER WHEELER AG
COMPARATIVE FINANCIAL STATISTICS
(amounts in thousands of dollars, except share data and per share amounts)

	Fiscal Years
	2010		2009		2008		2007		2006

Statement of Operations Data:
Operating revenues	$4,067,719		$5,056,334		$6,854,290		$5,107,243		$3,495,048
Income before income taxes	305,240	(1)	455,120	(1)	630,897	(1)	535,871	(1)	348,482	(1)
Provision for income taxes	74,531		93,762		97,028	(2)	136,420		81,709
Net income	230,709		361,358		533,869		399,451		266,773
Net income attributable to noncontrolling interests	15,302		11,202		7,249		5,577		4,789

Net income attributable to Foster Wheeler AG	$215,407		$350,156		$526,620		$393,874		$261,984

Earnings per share:
Basic	$1.71		$2.77		$3.73		$2.78		$1.82	(3)
Diluted	$1.70		$2.75		$3.68		$2.72		$1.72	(3)
Shares outstanding:
Weighted-average number of shares outstanding for basic earnings per share	126,032,130		126,541,962		141,149,590		141,661,046		132,996,384
Effect of dilutive securities	544,725		632,649		1,954,440		3,087,176		8,221,592

Weighted-average number of shares outstanding for diluted earnings per share	126,576,855		127,174,611		143,104,030		144,748,222		141,217,976

	As of
	December 31,	December 31,	December 26,	December 28,	December 29,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Current assets	$1,986,183	$1,941,555	$1,790,186	$2,044,383	$1,389,628
Current liabilities	1,210,674	1,282,004	1,488,614	1,523,773	1,247,603
Working capital	775,509	659,551	301,572	520,610	142,025
Land, buildings and equipment, net	362,087	398,132	383,209	337,485	302,488
Total assets	3,083,539	3,187,738	3,011,254	3,248,988	2,565,549
Long-term debt (including current installments)	164,570	212,440	217,364	205,346	202,969
Total temporary equity	4,935	2,570	7,586	2,728	983
Total Foster Wheeler AG shareholders’ equity	967,693	831,517	392,562	571,041	62,727

Other Data:
Unfilled orders (in terms of future revenues), end of year	$3,979,500	$4,112,800	$5,504,400	$9,420,400	$5,431,400
New orders booked (in terms of future revenues)	4,105,800	3,481,700	4,056,000	8,882,800	4,892,200

(1)	Income before income taxes includes the following:

	Fiscal Years
	2010	2009	2008	2007	2006

Net asbestos-related provision/(gain)	$5,400	$26,400	$6,600	$(6,100)	$(100,100)
Curtailment gain on closure of the U.K. pension plan	20,100	—	—	—	—
Charges for severance-related postemployment benefits	10,800	12,400	9,000	—	—
Aggregate charge related to the voluntary termination of our prior U.S. senior credit agreement	—	—	—	—	15,000
Net charge related to certain debt reduction initiatives completed in April and May 2006	—	—	—	—	12,500

(2)	Includes in fiscal year 2008: a benefit of $24,100 related to the net impact of deferred tax valuation allowance adjustments at two of our non-U.S. subsidiaries.

(3)	We completed two common share purchase warrant offer transactions in January 2006. The fair value of the additional shares issued as part of the warrant offer transactions reduced net income attributable to our shareholders when calculating earnings per share. The fair value of the additional shares issued was $19,445.

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

Safe Harbor Statement

This management’s discussion and analysis of financial condition and results of operations, other sections of this annual report on Form 10-K and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler AG and the various industries within which we operate. These include statements regarding our expectations about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims, and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described in Item 1A, “Risk Factors” and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

•	benefits, effects or results of our redomestication or the relocation of our principal executive offices to Geneva, Switzerland;

•	the search for a permanent Chief Executive Officer;

•	benefits, effects or results of our strategic renewal initiative;

•	further deterioration in global economic conditions;

•	changes in investment by the oil and gas, oil refining, chemical/petrochemical and power generation industries;

•	changes in the financial condition of our customers;

•	changes in regulatory environments;

•	changes in project design or schedules;

•	contract cancellations;

•	changes in our estimates of costs to complete projects;

•	changes in trade, monetary and fiscal policies worldwide;

•	compliance with laws and regulations relating to our global operations;

•	currency fluctuations;

•	war and/or terrorist attacks on facilities either owned by us or where equipment or services are or may be provided by us;

•	interruptions to shipping lanes or other methods of transit;

•	outcomes of pending and future litigation, including litigation regarding our liability for damages and insurance coverage for asbestos exposure;

•	protection and validity of our patents and other intellectual property rights;

•	increasing global competition;

•	compliance with our debt covenants;

•	recoverability of claims against our customers and others by us and claims by third-parties against us; and

•	changes in estimates used in our critical accounting policies.

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

Overview

We operate through two business groups — the Global Engineering & Construction Group, which we refer to as our Global E&C Group, and our Global Power Group. In addition to these two business groups, we also report corporate center expenses, our captive insurance operation and expenses related to certain legacy liabilities, such as asbestos and other expenses, in the Corporate and Finance Group, which we refer to as the C&F Group.

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

Summary Financial Results

Our summary financial results for fiscal years 2010, 2009 and 2008 are as follows:

	Fiscal Years Ended
	2010	2009	2008

Operating revenues(1)	$4,067,719	$5,056,334	$6,854,290
Contract profit(1)	598,786	758,647	895,646
Selling, general and administrative expenses(1)	303,330	294,907	283,883
Net income attributable to Foster Wheeler AG	$215,407	$350,156	$526,620
Earnings per share :
Basic	$1.71	$2.77	$3.73
Diluted	$1.70	$2.75	$3.68
Cash and cash equivalents (at period end)(2)	$1,057,163	$997,158	$773,163
Net cash provided by operating activities(2)	$178,668	$290,615	$428,926

(1)	Please refer to the section entitled “— Results of Operations” within this Item 7 for further discussion.

(2)	Please refer to the section entitled “— Liquidity and Capital Resources” within this Item 7 for further discussion.

Net income attributable to Foster Wheeler AG decreased in fiscal year 2010, as compared to fiscal year 2009, primarily driven by the pretax decrease in contract profit of $159,900. Decreased equity earnings in our Global E&C Group in fiscal year 2010, compared to fiscal year 2009, for two projects in Italy that recorded impairment charges, and an increase in our effective tax rate also contributed to the decline.

Net income attributable to Foster Wheeler AG decreased in fiscal year 2009, as compared to fiscal year 2008, primarily driven by the pre-tax decrease in contract profit of $137,000 and an increase in our effective tax rate.

Please refer to the discussion within the section entitled “— Results of Operations” within this Item 7.

Challenges and Drivers

Our primary operating focus continues to be booking quality new business and executing our contracts well. The global markets in which we operate are largely dependent on overall economic growth and the resultant demand for oil and gas, electric power, petrochemicals and refined products.

In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and we believe that this long-term demand will continue to stimulate investment by our clients in new, expanded and upgraded facilities. The global economic downturn experienced in 2008 and 2009 caused many of our engineering and construction clients to reevaluate the size, timing and scope of their capital spending plans in relation to the kinds of energy, petrochemical and pharmaceutical projects that we execute, but as the global economic outlook continues to improve, we have noted signs of market improvement. During fiscal year 2010, we saw an increased number of our clients implementing their capital spending plans. A number of these clients are, however, releasing tranches of work on a piecemeal basis, conducting further analysis before deciding to proceed with their investments or re-evaluating the size, timing or configuration of specific planned projects. We are also seeing clients re-activating planned projects that had previously been placed on hold and developing new projects. The challenges and drivers for our Global E&C Group are discussed in more detail in the section entitled “— Results of Operations-Business Segments-Global E&C Group-Overview of Segment,” within this Item 7.

New order activity in our Global Power Group business had been unfavorably affected by several trends which began in fiscal year 2008. However, demand for new solid-fuel steam generators improved in fiscal year 2010 in some markets, as evidenced by our significantly increased new orders, driven primarily by growing electricity demand and industrial production as economies around the world recover from the recent global economic downturn. The challenges and drivers for our Global Power Group are discussed in more detail in the section entitled “— Results of Operations-Business Segments-Global Power Group-Overview of Segment,” within this Item 7.

New Orders and Backlog of Unfilled Orders

The tables below summarize our new orders and backlog of unfilled orders by period:

	Fiscal Years
	2010	2009	2008

New orders, measured in future revenues	$4,105,800	$3,481,700	$4,056,000

	As of December 31,
	2010	2009

Backlog of unfilled orders, measured in future revenues	$3,979,500	$4,112,800
Backlog, measured in Foster Wheeler scope*	$2,643,200	$2,068,600
E&C man-hours in backlog (in thousands)	12,700	12,700

*	As defined in the section entitled “— Backlog and New Orders” within this Item 7.

Please refer to the section entitled “— Backlog and New Orders” within this Item 7 for further detail.

Results of Operations

Operating Revenues

	Fiscal Years		2010 vs 2009		Fiscal Year	2009 vs 2008
	2010	2009	$ Change	% Change	2008	$ Change	% Change

Global E&C Group	$3,346,050	$4,040,082	$(694,032)	(17)%	$5,147,227	$(1,107,145)	(22)%
Global Power Group	721,669	1,016,252	(294,583)	(29)%	1,707,063	(690,811)	(40)%

Total	$4,067,719	$5,056,334	$(988,615)	(20)%	$6,854,290	$(1,797,956)	(26)%

We operate through two business groups: our Global E&C Group and our Global Power Group. Please refer to the section entitled “— Business Segments,” within this Item 7, for a discussion of the products and services of our business segments.

The composition of our operating revenues varies from period to period based on the portfolio of contracts in execution during any given period. Our operating revenues are further dependent upon the strength of the various geographic markets and industries we serve and our ability to address those markets and industries.

Our operating revenues by geographic region, based upon where our projects are being executed, for fiscal years 2010, 2009 and 2008, were as follows:

	Fiscal Years		2010 vs 2009		Fiscal Year	2009 vs 2008
	2010	2009	$ Change	% Change	2008	$ Change	% Change

Asia	$964,526	$1,407,313	$(442,787)	(31)%	$1,575,383	$(168,070)	(11)%
Australasia and other*	1,176,246	1,336,509	(160,263)	(12)%	1,745,039	(408,530)	(23)%
Europe	879,503	1,040,179	(160,676)	(15)%	1,451,670	(411,491)	(28)%
Middle East	212,627	395,225	(182,598)	(46)%	858,592	(463,367)	(54)%
North America	595,963	654,728	(58,765)	(9)%	1,056,209	(401,481)	(38)%
South America	238,854	222,380	16,474	7%	167,397	54,983	33%

Total	$4,067,719	$5,056,334	$(988,615)	(20)%	$6,854,290	$(1,797,956)	(26)%

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.

Fiscal Year 2010 vs. Fiscal Year 2009

Our operating revenues declined in fiscal year 2010, compared to fiscal year 2009. The decline was primarily the result of decreased flow-through revenues of $470,100, as described below, and decreased operating revenues in both of our operating groups. Foreign currency fluctuations had a minimal impact on the decline in operating revenues. Our operating revenues decreased approximately 16% excluding the impact of the change in flow-through revenues in fiscal year 2010, compared to fiscal year 2009.

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

Please refer to the section entitled “— Business Segments,” within this Item 7, for further discussion related to operating revenues and our view of the market outlook for both of our operating groups.

Fiscal Year 2009 vs. Fiscal Year 2008

Our operating revenues declined in fiscal year 2009, compared to fiscal year 2008. The decline was primarily the result of decreased flow-through revenues of $785,000, decreased operating revenues in both of our operating groups and a net decrease due to foreign currency fluctuations relative to the U.S. dollar. Our operating revenues decreased approximately 20% excluding the impact of the change in flow-through revenues and foreign currency fluctuations, compared to fiscal year 2008.

Contract Profit

	Fiscal Years
	2010	2009	2008

Amount	$598,786	$758,647	$895,646
$ Change	(159,861)	(136,999)
% Change	(21.1)%	(15.3)%

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

Fiscal Year 2010 vs. Fiscal Year 2009

Both of our operating groups experienced decreased contract profit in fiscal year 2010, compared to fiscal year 2009, which was partially offset by the favorable impact of a curtailment gain of approximately $20,100 in fiscal year 2010 related to our U.K. pension plan that has been closed for future defined benefit accrual and a settlement fee of $11,800 that our Global E&C Group received in fiscal year 2010. Please refer to the section entitled “— Business Segments,” within this Item 7, for further information related to contract profit for both of our operating groups.

Fiscal Year 2009 vs. Fiscal Year 2008

The decrease in our contract profit in fiscal year 2009, compared to fiscal year 2008, resulted from contract profit decreases in both our operating groups and a severance-related postemployment benefits charge of $7,800 that our Global E&C Group incurred in fiscal year 2009, partially offset by the favorable impact of a commitment fee of $7,500 that our Global Power Group received in fiscal year 2009, a charge of $6,700 that our Global Power Group incurred in fiscal year 2008 for a legacy project in Ireland and a severance-related postemployment benefits charge of $6,600 that our Global Power Group incurred in fiscal year 2008. Please refer to the section entitled “— Business Segments,” within this Item 7, for further information related to contract profit for both of our operating groups.

Selling, General and Administrative (SG&A) Expenses

	Fiscal Years
	2010	2009	2008

Amount	$303,330	$294,907	$283,883
$ Change	8,423	11,024
% Change	2.9%	3.9%

SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.

Fiscal Year 2010 vs. Fiscal Year 2009

The increase in SG&A expenses in fiscal year 2010, compared to fiscal year 2009, resulted primarily from increased costs related to our redomestication to Switzerland of $10,300, an increased charge for severance-related postemployment benefits of $2,500, partially offset by decreased general overhead costs of $3,300, while sales pursuit and research and development costs were relatively flat. Fiscal year 2010 included a severance-related postemployment benefits charge of $7,100 in our C&F Group. Fiscal year 2009 included a severance-related postemployment benefits charge of $4,600, which included charges in our C&F Group and our Global E&C Group of $3,700 and $900, respectively.

Fiscal Year 2009 vs. Fiscal Year 2008

The increase in SG&A expenses in fiscal year 2009, compared to fiscal year 2008, resulted from increased pension costs of $11,900 related to our U.S. pension plans, which are frozen to new entrants and additional benefit accruals, increased sales pursuit costs of $3,300 and an increased charge for severance-related postemployment benefits of $2,500, while research and development costs were relatively unchanged and general overhead costs decreased by $6,200.

Other Income, net

	Fiscal Years
	2010	2009	2008

Amount	$60,444	$52,263	$53,001
$ Change	8,181	(738)
% Change	15.7%	(1.4)%

Fiscal Year 2010

Other income, net in fiscal year 2010 consisted primarily of equity earnings of $24,000 generated from our investments, primarily from our ownership interests in build, own and operate projects in Italy and Chile and a $21,900 gain recognized at our Camden, New Jersey waste-to-energy facility from the payment of the remaining balance of the project’s debt by the Pollution Control Finance Authority of Camden County, or PCFA, and State of New Jersey. For further information please refer to Note 16 to the consolidated financial statements in this annual report on Form 10-K.

Other income, net increased in fiscal year 2010, compared to fiscal year 2009. This was the net result of a $12,000 increase in the gain recognized at our Camden, New Jersey waste-to-energy facility from the payment of the remaining balance of the project’s debt by the PCFA and State of New Jersey, an increase in equity earnings in our Global Power Group’s project in Chile of $4,600 and other activities, including $2,600 of value-added tax refunds and other non-income tax credits, partially offset by a decrease in equity earnings in our Global E&C Group’s projects in Italy. During fiscal year 2010, our Global E&C Group’s equity earnings decreased $16,100, compared to fiscal year 2009, for two projects in Italy that recorded impairment charges.

For further information related to our equity earnings, please refer to the sections within this Item 7 entitled “— Business Segments-Global Power Group” for our Global Power Group’s project in Chile and “— Business Segments-Global E&C Group” for our Global E&C Group’s projects in Italy, as well as Note 5 to the consolidated financial statements in this annual report on Form 10-K.

Fiscal Year 2009

Other income, net in fiscal year 2009 consisted primarily of $34,500 in equity earnings generated from our investments, as described above, and a $9,900 gain recognized from the payment of the 2009 debt service obligation on the Camden project’s debt by the PCFA and State of New Jersey, as described above.

The slight decrease in other income, net in fiscal year 2009, compared to fiscal year 2008, resulted primarily from a decrease in equity earnings in our Global Power Group’s project in Chile of $5,300 and a

$1,700 gain from an insurance settlement in fiscal year 2008, partially offset by an increase in equity earnings of $6,300 in our Global E&C Group’s projects in Italy.

Fiscal Year 2008

Other income, net in fiscal year 2008 consisted primarily of $33,400 in equity earnings generated from our investments, as described above, a $9,600 gain recognized from the payment of the 2008 debt service obligation on the Camden project’s debt by the PCFA and State of New Jersey, as described above, and a $1,700 gain from an insurance settlement.

Other Deductions, net

	Fiscal Years
	2010	2009	2008

Amount	$41,221	$30,931	$54,382
$ Change	10,290	(23,451)
% Change	33.3%	(43.1)%

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

Fiscal Year 2010

Other deductions, net in fiscal year 2010 consisted primarily of $17,800 of legal fees, $5,800 of net foreign exchange transaction losses, $4,700 of consulting fees, $4,300 of bank fees, $1,700 of net penalties on unrecognized tax benefits, which were net of previously accrued tax penalties that were ultimately not assessed, a charge of $1,600 for unamortized fees and expenses related to the amendment and restatement of our October 2006 U.S. senior secured credit agreement in July 2010 and a charge of $900 for the write-off of capitalized costs due to a decision not to proceed with a power plant development project. During fiscal year 2010, net foreign exchange transaction losses were primarily driven by exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.

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

Fiscal Year 2008

Other deductions, net in fiscal year 2008 consisted primarily of $23,100 of legal fees, $16,500 of net foreign exchange losses, $4,300 of bank fees, a $4,200 provision for dispute resolution and environmental remediation costs, $1,500 of consulting fees and $1,400 of fees related to our redomestication to Switzerland, partially offset by a net $2,400 decrease in penalties on unrecognized tax benefits, which included $5,000 of previously accrued tax penalties that were ultimately not assessed.

Interest Income

	Fiscal Years
	2010	2009	2008

Amount	$11,581	$10,535	$44,743
$ Change	1,046	(34,208)
% Change	9.9%	(76.5)%

Fiscal Year 2010 vs. Fiscal Year 2009

The increase in interest income in fiscal year 2010, compared to fiscal year 2009, was driven primarily by higher average cash and cash equivalents balances and, to a lesser extent, the favorable impact from higher interest rates and investment yields.

Fiscal Year 2009 vs. Fiscal Year 2008

The decrease in interest income in fiscal year 2009, compared to fiscal year 2008, was driven primarily by lower interest rates and investment yields and, to a lesser extent, the unfavorable impact of lower average cash and cash equivalents balances.

Interest Expense

	Fiscal Years
	2010	2009	2008

Amount	$15,610	$14,122	$17,621
$ Change	1,488	(3,499)
% Change	10.5%	(19.9)%

Fiscal Year 2010 vs. Fiscal Year 2009

Interest expense in fiscal year 2010 increased, compared to fiscal year 2009, which primarily resulted from an increase in net interest expense on unrecognized tax benefits of $3,800, partially offset by decreased average borrowings. Accrued interest expense on unrecognized tax benefits in fiscal years 2010 and 2009 are net of the reversal of previously accrued interest expense on unrecognized tax benefits that was ultimately not assessed of $1,900 and $5,100, respectively.

Fiscal Year 2009 vs. Fiscal Year 2008

The decrease in interest expense in fiscal year 2009, compared to fiscal year 2008, primarily resulted from $5,100 of previously accrued interest expense on unrecognized tax benefits that were ultimately not assessed during fiscal year 2009 and decreased average borrowings, which was net of increased FW Power S.r.l. project debt for the construction of electric power generating wind farm projects in Italy.

Net Asbestos-Related Provision

	Fiscal Years
	2010	2009	2008

Amount	$5,410	$26,365	$6,607
$ Change	(20,955)	19,758
% Change	(79.5)%	299.0%

Fiscal Year 2010 vs. Fiscal Year 2009

The decrease in the net asbestos-related provision in fiscal year 2010, compared to fiscal year 2009, primarily resulted from an increased gain of $12,800 in fiscal year 2010, compared to fiscal year 2009, on the settlement of coverage litigation with asbestos insurance carriers and a decrease of $8,200 to our provision in fiscal year 2010, compared to fiscal year 2009. Our fiscal year 2010 and 2009 provisions included charges to increase our asbestos liability for increased asbestos defense costs projected over our 15 year estimate.

Fiscal Year 2009 vs. Fiscal Year 2008

The increase in the net asbestos-related provision in fiscal year 2009, compared to fiscal year 2008, primarily resulted from a decreased gain of $34,900 in fiscal year 2009, compared to fiscal year 2008, on the settlement of coverage litigation with certain asbestos insurance carriers, partially offset by a decrease of $15,100 to our provision in fiscal year 2009, compared to fiscal year 2008. Our fiscal year 2009 and 2008 provisions included charges to increase our asbestos liability for increased asbestos defense costs projected over our respective 15 year estimates.

Please refer to Note 16 to the consolidated financial statements in this annual report on Form 10-K for more information.

Provision for Income Taxes

	Fiscal Years
	2010	2009	2008

Amount	$74,531	$93,762	$97,028
$ Change	(19,231)	(3,266)
% Change	(20.5)%	(3.4)%
Effective Tax Rate	24.4%	20.6%	15.4%

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

Fiscal Year 2010

Our effective tax rate for fiscal year 2010 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:

•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 17 percentage point reduction in the effective tax rate; and

•	Total changes in our valuation allowance contributed to an approximate five percentage point increase in the effective tax rate as a result of the net impact of a valuation allowance increase because we are unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily the United States), and a reversal of valuation allowance on deferred tax assets in a non-us jurisdiction.

Fiscal Year 2009

Our effective tax rate for fiscal year 2009 was lower than the U.S. statutory rate of 35% due principally to the net impact of income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 15-percentage point reduction in the effective tax rate for fiscal year 2009.

Fiscal Year 2008

Our effective tax rate for fiscal year 2008 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:

•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 14-percentage point reduction in the effective tax rate for fiscal year 2008; and

•	Total changes in our valuation allowance contributed to an approximate six-percentage point reduction in the effective tax rate for fiscal year 2008 and included the net impact of the following:

•	A valuation allowance decrease which consisted of a reversal of our valuation allowance on deferred tax assets in one of our non-U.S. subsidiaries;

•	A decrease in our valuation allowance because we recognized earnings in jurisdictions where we had a full valuation allowance;

•	The establishment of a valuation allowance on deferred tax assets in another of our non-U.S. subsidiaries; and

•	Our inability to recognize a tax benefit for losses subject to valuation allowance in certain other jurisdictions and other permanent differences.

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

Net Income Attributable to Noncontrolling Interests

	Fiscal Years
	2010	2009	2008

Amount	$15,302	$11,202	$7,249
$ Change	4,100	3,953
% Change	36.6%	54.5%

Net income attributable to noncontrolling interests represents third-party ownership interests in the net income of our Global Power Group’s Martinez, California gas-fired cogeneration subsidiary and our manufacturing subsidiaries in Poland and the People’s Republic of China as well as our Global E&C Group’s subsidiaries in Malaysia and South Africa. The change in net income attributable to noncontrolling interests is based upon changes in the net income of these subsidiaries and/or changes in the noncontrolling interests’ ownership interest in the subsidiaries.

Fiscal Year 2010 vs. Fiscal Year 2009

The increase in net income attributable to noncontrolling interests in fiscal year 2010, compared to fiscal year 2009, primarily resulted from an increase of $3,900 from our subsidiary in Martinez, California. Other changes included an increase in our subsidiary in South Africa, substantially offset by decreases in our subsidiaries in the People’s Republic of China and Malaysia.

Fiscal Year 2009 vs. Fiscal Year 2008

The increase in net income attributable to noncontrolling interests in fiscal year 2009, compared to fiscal year 2008, primarily resulted from a $2,300 increase from our subsidiary in South Africa and, to a lesser extent, our subsidiary in Martinez, California.

EBITDA

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

	Fiscal Years
	2010	2009	2008

Amount	$359,703	$503,799	$686,067
$ Change	(144,096)	(182,268)
% Change	(28.6)%	(26.6)%

Fiscal Year 2010 vs. Fiscal Year 2009

EBITDA decreased in fiscal year 2010, compared to fiscal year 2009, primarily driven by decreased contract profit of $159,900 We also experienced decreased equity earnings in our Global E&C Group in fiscal year 2010, compared to fiscal year 2009, for two projects in Italy that recorded impairment charges. The above-noted decreases in EBITDA in fiscal year 2010, compared to fiscal year 2009, were partially offset by a decrease in our net asbestos-related provision, which includes the benefit of a gain on the settlement of coverage litigation with our insurance carriers in fiscal year 2010, and an increased gain recognized in other income, net related to our Camden, New Jersey project from the payment of the remaining balance of the project’s debt by the PCFA and State of New Jersey. Please refer to the preceding discussion of each of these items within this “— Results of Operations” section.

Fiscal Year 2009 vs. Fiscal Year 2008

EBITDA decreased in fiscal year 2009, compared to fiscal year 2008, primarily driven by decreased contract profit of $137,000 and, to a lesser extent, decreased interest income and an increased net asbestos-related provision. Please refer to the preceding discussion of each of these items within this “— Results of Operations” section.

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

•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and

•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)

Fiscal Year 2010
EBITDA(2)	$359,703	$296,240	$163,825	$(100,362)

Less: Interest expense	15,610
Less: Depreciation and amortization	54,155
Less: Provision for income taxes	74,531

Net income attributable to Foster Wheeler AG	$215,407

Fiscal Year 2009
EBITDA(2)	$503,799	$421,186	$194,027	$(111,414)

Less: Interest expense	14,122
Less: Depreciation and amortization	45,759
Less: Provision for income taxes	93,762

Net income attributable to Foster Wheeler AG	$350,156

Fiscal Year 2008
EBITDA(2)	$686,067	$535,602	$239,508	$(89,043)

Less: Interest expense	17,621
Less: Depreciation and amortization	44,798
Less: Provision for income taxes	97,028

Net income attributable to Foster Wheeler AG	$526,620

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	EBITDA includes the following:

	Fiscal Years
	2010	2009	2008

Net increase in contract profit from the regular revaluation of final estimated contract profit revisions*:
Global E&C	$32,700	$66,700	$46,300
Global Power Group	24,100	2,300	(19,600)

Total	56,800	69,000	26,700

Net asbestos-related provision in C&F Group**	5,410	26,365	6,607
Curtailment gain on closure of the U.K. pension plan in Global E&C	20,100	—	—
Charges for severance-related postemployment benefits:
Global E&C	3,700	8,700	—
Global Power Group	—	—	9,000
C&F Group	7,100	3,700	—

Total	10,800	12,400	9,000

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements in this annual report on Form 10-K for further information regarding changes in our final estimated contract profit.

**	Please refer to Note 16 to the consolidated financial statements in this annual report on Form 10-K for further information regarding the revaluation of our asbestos liability and related asset.

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

Business Segments

Global E&C Group

	Fiscal Years
	2010	2009	2008

Operating revenues	$3,346,050	$4,040,082	$5,147,227
$ Change	(694,032)	(1,107,145)
% Change	(17.2)%	(21.5)%
EBITDA	$296,240	$421,186	$535,602
$ Change	(124,946)	(114,416)
% Change	(29.7)%	(21.4)%

Results

Our Global E&C Group’s operating revenues by geographic region, based upon where our projects are being executed, for fiscal years 2010, 2009, and 2008, were as follows:

	Fiscal Years		2010 vs 2009		Fiscal Year	2009 vs 2008
	2010	2009	$ Change	% Change	2008	$ Change	% Change

Asia	$813,212	$1,301,173	$(487,961)	(38)%	$1,398,295	$(97,122)	(7)%
Australasia and other*	1,176,211	1,332,184	(155,973)	(12)%	1,731,781	(399,597)	(23)%
Europe	603,862	601,553	2,309	0%	847,788	(246,235)	(29)%
Middle East	194,906	393,052	(198,146)	(50)%	857,944	(464,892)	(54)%
North America	372,223	283,622	88,601	31%	276,796	6,826	2%
South America	185,636	128,498	57,138	44%	34,623	93,875	271%

Total	$3,346,050	$4,040,082	$(694,032)	(17)%	$5,147,227	$(1,107,145)	(22)%

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.

Please refer to the section entitled, “— Overview of Segment” below for our view of the market outlook for our Global E&C Group.

Fiscal Year 2010 vs. Fiscal Year 2009

Our Global E&C Group experienced a decrease in operating revenues of 17% in fiscal year 2010, compared to fiscal year 2009. The decline included the net impact of decreased flow-through revenues of $468,800, partially offset by the favorable impact of a settlement fee of $11,800 that our Global E&C Group received in fiscal year 2010, as noted below. Foreign currency fluctuations had a minimal impact on the decline in operating revenues. Excluding flow-through revenues and the settlement fee noted above, our Global E&C Group’s operating revenues decreased 10% in fiscal year 2010, compared to fiscal year 2009. Please refer to the “— Overview of Segment” section below for a discussion of our Global E&C Group’s market outlook.

The decrease in our Global E&C Group’s EBITDA in fiscal year 2010, compared to fiscal year 2009, resulted primarily from the net impact of the following:

•	Decreased contract profit of $149,000, excluding the favorable contract profit impacts of the fiscal year 2010 curtailment gain and settlement fee and fiscal years 2010 and 2009 severance-related postemployment benefits charges noted below. The contract profit decrease was primarily as a result of decreased contract profit margins and, to a lesser extent, the volume decrease in operating revenues.

•	The favorable impact of a curtailment gain of $20,100 in fiscal year 2010 related to our U.K. pension plan that has been closed for future defined benefit accrual, which was included in contract profit.

•	A net favorable impact of approximately $9,800 for a settlement fee we received in fiscal year 2010, net of charges incurred, due to a decision not to proceed with a power plant development project and the related prospective engineering, procurement and construction contract, as described below.

•	A net favorable impact of $5,000 for decreased severance-related postemployment benefits charges in fiscal year 2010, compared to fiscal year 2009. Fiscal years 2010 and 2009 included severance-related postemployment benefits charges of $3,700 and $8,700, respectively, which predominantly impacted contract profit in both fiscal years.

•	During fiscal year 2010, our Global E&C Group’s equity earnings decreased $16,100, compared to fiscal year 2009, for two projects in Italy that recorded impairment charges as a result of the termination of their power off-take agreements with a local energy authority, which are described below.

As noted above, during fiscal year 2010, we received a settlement fee of $11,800, which was included in operating revenues, due to a decision not to proceed with a power plant development project and the related prospective engineering, procurement and construction contract. As a result of the decision to not proceed with the project, we incurred a charge of approximately $900 for the write-off of capitalized costs in our project company. Additionally, we incurred approximately $1,100 of development costs associated with this project during fiscal year 2010. The development costs are included in SG&A. These items contributed to a net favorable impact to EBITDA of approximately $9,800 in fiscal year 2010.

Two of our equity interest investments in electric power generation projects in Italy, Centro Energia Teverola S.p.A., or CET, and Centro Energia Ferrara S.p.A., or CEF, recognized revenue in their 2010 financial statements related to termination fees from the Italian Economic Development Ministry for the termination of its long-term incentivized power off-take agreements in place with the Authority for Energy.

In light of the termination of the power off-take agreement at CET, we and our partner in CET decided to shut down the plant effective January 1, 2011. CET recorded an impairment charge to write down their assets, primarily fixed assets, to fair value in their financial statements as a result of the decision to shut down the plant. Our CET investment was reduced by an equity loss of $5,300, inclusive of an $8,000 impairment charge, in fiscal year 2010 based on CET’s 2010 financial results. As a result of the foregoing, the carrying value of our CET investment approximated fair value at December 31, 2010.

We and our partner in CEF decided to continue to operate the plant following the termination of its power off-take agreement. We and our partner continue to review the economic viability of the project and we may consider a potential sale of the plant in 2011. In light of the termination of the power off-take agreement, CEF recorded an impairment charge, which considered estimates related to the continued operation of the plant and potential sale of the plant, to write down their assets, primarily fixed assets, to fair value in their financial statements. Our CEF investment was reduced by an equity loss of $2,900, inclusive of a $5,200 impairment charge in fiscal year 2010 based on CEF’s 2010 financial results. As a result of the foregoing, the carrying value of our CEF investment approximated fair value at December 31, 2010. Please refer to Note 5 to the consolidated financial statements in this annual report on Form 10-K for more information.

Fiscal Year 2009 vs. Fiscal Year 2008

Our Global E&C Group experienced a decrease in operating revenues of 22% in fiscal year 2009, compared to fiscal year 2008. The decline included the net impact of decreased flow-through revenues. Excluding flow-through revenues and foreign currency fluctuations, our Global E&C Group’s operating revenues decreased 6% in fiscal year 2009, compared to fiscal year 2008.

The decrease in our Global E&C Group’s EBITDA in fiscal year 2009, compared to fiscal year 2008, resulted primarily from the net impact of the following:

•	Decreased contract profit of $91,300 in fiscal year 2009, excluding the unfavorable contract profit impact of the fiscal year 2009 severance-related postemployment benefits charge, noted below. The contract profit decrease was primarily as a result of decreased volume of operating revenues as described above, while contract profit margins remained unchanged.

•	The unfavorable impact of an $8,700 severance-related postemployment benefits charge in fiscal year 2009, which predominantly impacted contract profit, as described above.

•	The net unfavorable impact of $29,700 related to foreign currency fluctuations relative to the U.S. dollar and the settlement of transactions denominated in foreign currencies in fiscal year 2009.

•	A $6,300 equity earnings increase in fiscal year 2009 in our Global E&C Group’s projects in Italy compared to fiscal year 2008.

Overview of Segment

Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation facilities, distribution facilities, gasification facilities and processing facilities associated with the metals and mining sector. Our Global E&C Group is also involved in the design of facilities in new or developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Additionally, our Global E&C Group is also involved in the development, engineering, construction, ownership and operation of power generation facilities, from conventional and renewable sources, and of waste-to-energy facilities in Europe.

Our Global E&C Group provides the following services:

•	Design, engineering, project management, construction and construction management services, including the procurement of equipment, materials and services from third-party suppliers and contractors.

•	Environmental remediation services, together with related technical, engineering, design and regulatory services.

•	Design and supply of direct-fired furnaces, including fired heaters and waste heat recovery generators, used in a range of refinery, chemical, petrochemical, oil and gas processes, including furnaces used in its proprietary delayed coking and hydrogen production technologies.

Our Global E&C Group owns one of the leading technologies (SYDECsm delayed coking) used in refinery residue upgrading, in addition to other refinery residue upgrading technologies (solvent deasphalting and visbreaking), and a hydrogen production process used in oil refineries and petrochemical plants. During the fiscal fourth quarter of 2010, our Global E&C Group acquired a proprietary sulfur recovery technology through a business acquisition. The sulfur recovery technology is used to treat gas streams containing hydrogen sulfide for the purpose of reducing the sulfur content of fuel products and to recover a saleable sulfur by-product. Additionally, our Global E&C Group has experience with, and is able to work with, a wide range of processes owned by others.

Our Global E&C Group generates revenues from design, engineering, procurement, construction and project management activities pursuant to contracts spanning up to approximately four years in duration and generates equity earnings from returns on its noncontrolling interest investments in various power production facilities.

In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and we believe that this long-term demand will continue to stimulate investment by our clients in new, expanded and upgraded facilities. The global economic downturn experienced in 2008 and 2009 caused many of our engineering and construction clients to reevaluate the size, timing and scope of their capital spending plans in relation to the kinds of energy, petrochemical and pharmaceutical projects that we execute.

We have seen instances of postponement or cancellation of prospects; clients electing to proceed with their investments in phases; clients releasing us to proceed on projects in phases; clients conducting further analysis before deciding to proceed with their investments; clients resizing, reconfiguring or relocating of prospective projects to make them more economically viable; and intensified competition among engineering and construction contractors which has resulted in pricing pressure. These factors may continue in 2011, but to a lesser extent as global economic conditions improve.

The global economic recovery is continuing at varying rates by region. We are seeing new projects developing, projects moving forward and clients re-examining previously postponed projects to review the business cases for proceeding with such projects. In addition, we believe world demand for energy and chemicals will continue to grow over the long term and that clients will continue to invest in new and upgraded capacity to meet that demand. Moreover, we have continued to be successful in booking contracts of varying types and sizes in our key end markets, including a new contract award for the basic engineering design and front-end engineering design for two new refineries in Brazil, a project management consultancy contract for the expansion of an oil export terminal in Iraq, an engineering, procurement and construction management contract in Germany for a cogeneration plant, engineering, procurement and construction management contracts for gas compression facilities in Western Europe, and services for a potential refinery re-start project in the U.S. Our success in this regard is a reflection of our technical expertise, our long-term relationships with clients, and our selective approach in pursuit of new prospects where we believe we have significant differentiators.

Global Power Group

	Fiscal Years
	2010	2009	2008

Operating revenues	$721,669	$1,016,252	$1,707,063
$ Change	(294,583)	(690,811)
% Change	(29.0)%	(40.5)%
EBITDA	$163,825	$194,027	$239,508
$ Change	(30,202)	(45,481)
% Change	(15.6)%	(19.0)%

Results

Our Global Power Group’s operating revenues by geographic region, based upon where our projects are being executed, for fiscal years 2010, 2009, and 2008, were as follows:

	Fiscal Years		2010 vs 2009		Fiscal Year	2009 vs 2008
	2010	2009	$ Change	% Change	2008	$ Change	% Change

Asia	$151,314	$106,140	$45,174	43%	$177,088	$(70,948)	(40)%
Australasia and other*	35	4,325	(4,290)	(99)%	13,258	(8,933)	(67)%
Europe	275,641	438,626	(162,985)	(37)%	603,882	(165,256)	(27)%
Middle East	17,721	2,173	15,548	716%	648	1,525	235%
North America	223,740	371,106	(147,366)	(40)%	779,413	(408,307)	(52)%
South America	53,218	93,882	(40,664)	(43)%	132,774	(38,892)	(29)%

Total	$721,669	$1,016,252	$(294,583)	(29)%	$1,707,063	$(690,811)	(40)%

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.

Please refer to the section entitled, “— Overview of Segment” below for our view of the market outlook for our Global Power Group.

Fiscal Year 2010 vs. Fiscal Year 2009

Our Global Power Group experienced a decrease in operating revenues in fiscal year 2010, compared to fiscal year 2009, of 29%, while foreign currency fluctuations had minimal impact on the decline. The decrease was the result of a decreased volume of business. Please refer to the “— Overview of Segment” section below for a discussion of our Global Power Group’s market outlook.

The decrease in our Global Power Group’s EBITDA in fiscal year 2010, compared to fiscal year 2009, resulted primarily from the net impact of the following:

•	Decreased contract profit of $49,800 in fiscal year 2010, primarily as a result of the volume decrease in operating revenues, partially offset by increased contract profit margins.

•	Decreased SG&A expenses of $9,900 in fiscal year 2010, primarily as a result of decreased sales pursuit costs of $5,100 and general overhead costs of $4,100.

•	A $12,000 increase in the gain recognized at our Camden, New Jersey waste-to-energy facility from the payment of the remaining balance of the project’s debt by the PCFA and State of New Jersey in fiscal year 2010.

•	An increase in equity earnings in our Global Power Group’s project in Chile of $4,600, which includes the recognition of insurance recoveries in fiscal year 2010 as described below.

On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our Global Power Group’s project in Chile. The project’s facility suspended normal operating activities on that date. Normal operating activities are anticipated to resume in late first quarter 2011. The project included an estimated recovery under its business interruption insurance policy in its financial statements as of December 31, 2010. Our Global Power Group’s equity earnings from the project in Chile were $20,700 in fiscal year 2010, which included our Global Power Group’s equity interest in the after-tax estimated recovery under the project’s business interruption insurance policy.

Fiscal Year 2009 vs. Fiscal Year 2008

Our Global Power Group experienced a decrease in operating revenues in fiscal year 2009, compared to fiscal year 2008, of 37%, excluding foreign currency fluctuations. The decrease was the result of a decreased volume of business.

The decrease in our Global Power Group’s EBITDA in fiscal year 2009, compared to fiscal year 2008, resulted primarily from the net impact of the following:

•	Decreased contract profit of $41,200 in fiscal year 2009, primarily as a result of the volume decrease in operating revenues, significantly offset by increased contract profit margins.

•	Decreased equity earnings in our Global Power Group’s project in Chile of $5,300 in fiscal year 2009.

•	The net unfavorable impact of $5,100 related to foreign currency fluctuations relative to the U.S. dollar and the settlement of transactions denominated in foreign currencies in fiscal year 2009.

•	The favorable impact, when comparing to fiscal year 2008, of a $9,000 severance-related postemployment benefits charge in fiscal year 2008, which decreased contract profit by $6,600 and increased SG&A by $2,100, with the remainder being included in other deductions, net. The severance charge resulted from our efforts to right-size our power generation business to match market conditions.

•	The unfavorable impact, when comparing to fiscal year 2008, for a $7,500 commitment fee received in fiscal year 2008 for a contract that our Global Power Group was not awarded, which was included in contract profit.

•	The favorable impact, when comparing to fiscal year 2008, of a $6,700 charge for a legacy project in Ireland in fiscal year 2008, which was included in contract profit. Please refer to Note 16 to the consolidated financial statements in this annual report on Form 10-K for further information.

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

Our Global Power Group offers a number of other products and services related to steam generators, including:

•	Designing, manufacturing and installing auxiliary and replacement equipment for utility power and industrial facilities, including surface condensers, steam generators for solar thermal power plants, feedwater heaters, coal pulverizers, steam generator coils and panels, biomass gasifiers, and replacement parts for steam generators.

•	Installation of nitrogen-oxide, or NOx, reduction systems and components for pulverized coal steam generators such as selective catalytic reduction systems, low NOx combustion systems, low NOx burners, primary combustion and overfire air systems and components, fuel and combustion air measuring and control systems and components.

•	A broad range of site services including construction and erection services, maintenance engineering, steam generator upgrading and life extension, and plant repowering.

•	Research and development in the areas of combustion, fluid and gas dynamics, heat transfer, materials and solid mechanics.

•	Technology licenses to other steam generator suppliers in select countries.

In our Global Power Group business, new order activity has been unfavorably affected since fiscal year 2008 by the weakness in the global economy and its impact on the near-term growth in demand for electricity and steam for industrial production processes. In addition, political and environmental sensitivity regarding coal-fired steam generators caused a number of our Global Power Group’s prospective projects to be postponed or cancelled as clients experienced difficulty in obtaining the required environmental permits or decided to wait for additional clarity regarding governmental regulations. This environmental concern has been especially pronounced in the U.S. and Western Europe, and is linked to the view that solid-fuel-fired steam generators contribute to global warming through the discharge of greenhouse gas emissions into the atmosphere. In addition, the depressed level of natural gas pricing since 2008 increased the attractiveness of that fuel, in relation to coal, for the generation of electricity. Finally, the constraints on the global credit market are impacting and may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. Demand for new solid-fuel steam generators improved in some markets in fiscal year 2010, as evidenced by our significantly increased new orders, and we believe will continue to improve in fiscal year 2011, driven primarily by growing electricity demand and industrial production as economies around the world recover from the recent global economic downturn. We are now seeing increased demand for our products in Asia and Eastern Europe as evidenced by increased proposal activity.

Longer-term, we believe that world demand for electrical energy will continue to grow and that solid-fuel-fired steam generators will continue to fill a significant portion of the incremental growth in new generating capacity. In addition, we are seeing a growing need to repower older coal plants with new clean coal plants in order to drive environmental, financial and reliability benefits in relation to the performance of mature coal plant fleets in the U.S., Europe and Russia. The fuel flexibility of our CFB steam generators enables them to burn a wide variety of fuels other than coal and to produce carbon-neutral electricity when fired by biomass. In addition, our utility steam generators can be designed to incorporate supercritical steam technology, which significantly improves power plant efficiency and reduces power plant emissions.

We have recently received an award to carry out the detailed engineering and supply of a pilot-scale (approximately 30 megawatt thermal, equivalent to approximately 10 megawatt electrical, or MWe) CFB steam generator, which incorporates our carbon-capturing Flexi-Burntm technology. Once operational, this pilot facility will be utilized to validate the design of a full-scale carbon-capturing CFB power plant. Further, we have recently signed, together with other parties, a grant agreement with the European Commission, or EC, to support the technology development of a commercial scale (approximately 300 MWe) Carbon Capture and Storage, or CCS, demonstration plant featuring our Flexi-Burntm CFB technology. If the technology development work demonstrates that the project meets its specified technology and investment goals, construction of the commercial scale demonstration plant could begin in 2012 and the plant could be operational by 2015.

This project is one of the six European based CCS projects selected for funding by the EC under the European Energy Program for Recovery and it is the only selected project utilizing CFB technology for CCS application.

Liquidity and Capital Resources

Fiscal Year 2010 Activities

Our cash and cash equivalents and restricted cash balances were:

	As of December 31,
	2010	2009	$ Change	% Change

Cash and cash equivalents	$1,057,163	$997,158	$60,005	6.0%
Restricted cash	27,502	34,905	(7,403)	(21.2)%

Total	$1,084,665	$1,032,063	$52,602	5.1%

N/M — not meaningful

Total cash and cash equivalents and restricted cash held by our non-U.S. entities as of December 31, 2010 and 2009 were $849,500 and $806,800, respectively. Please refer to Note 1 to the consolidated financial statements in this annual report on Form 10-K for additional details on cash and cash equivalents and restricted cash balances.

During fiscal year 2010, our cash and cash equivalents increased by $60,000. The increase was primarily as a result of $178,700 of cash provided by operating activities and $25,700 of proceeds from stock option exercises, partially offset by $99,200 of cash used to repurchase our shares under our share repurchase program, $23,300 of capital expenditures, $16,700 related to the repayment of debt and capital lease obligations and a $5,100 decrease in cash and cash equivalents due to the effect of exchange rate changes.

Cash Flows from Operating Activities

	Fiscal Years
	2010	2009	2008

Amount	$178,668	$290,615	$428,926
$ Change	$(111,947)	$(138,311)
% Change	(38.5)%	(32.2)%

Net cash provided by operating activities in fiscal year 2010 primarily resulted from cash provided by net income of $309,400, which includes a gain and the related cash receipts of $10,400 on the settlement of coverage litigation with certain asbestos insurance carriers and excludes non-cash charges of $78,700, partially offset by mandatory and discretionary contributions to our pension plans of $98,600, which included discretionary contributions of $76,600, and cash used to fund working capital of $36,500.

The decrease in net cash provided by operating activities of $111,900 in fiscal year 2010, compared to fiscal year 2009, resulted primarily from decreased cash provided by net income of $150,300, increased pension plan contributions of $27,200, which was driven by higher discretionary contributions of $28,300, partially offset by decreased cash used to fund working capital of $91,600 and decreased cash used for asbestos-related activities of $24,900.

The decrease in net cash provided by operating activities of $138,300 in fiscal year 2009, compared to fiscal year 2008, resulted primarily from decreased cash provided by net income of $142,900, which includes a gain and the related cash receipts of $36,100 on the settlement of coverage litigation with certain asbestos insurance carriers in fiscal year 2008, and an increase in cash used for working capital of $73,000, partially offset by decreased pension plan contributions of $34,200, which included lower discretionary contributions of $14,200.

Working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts and the timing of the related cash receipts. We experienced a decrease in cash used for working capital during fiscal year 2010, compared to fiscal year 2009, as cash receipts from client billings increased relative to cash used for services rendered and purchases of materials and equipment. The decrease in cash used for working capital during fiscal year 2010 was driven by our Global Power Group, partially offset by a use of cash to fund working capital by our Global E&C Group.

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

Cash Flows from Investing Activities

	Fiscal Years
	2010	2009	2008

Amount	$(13,114)	$(87,265)	$(128,584)
$ Change	$74,151	$41,319
% Change	(85.0)%	(32.1)%

The net cash used in investing activities in fiscal year 2010 was attributable primarily to capital expenditures of $23,300 and payments related to business acquisitions of $4,200, partially offset by a decrease in restricted cash of $6,000, proceeds from the sale of investments and other assets of $5,100 and a return of investment from unconsolidated affiliates of $3,200.

The net cash used in investing activities in fiscal year 2009 was attributable primarily to capital expenditures of $45,600, which included $18,100 of expenditures in FW Power S.r.l. for the construction of the electric power generating wind farm projects in Italy and payments totaling approximately $32,600 primarily for two business acquisitions specializing in upstream oil and gas engineering services.

The net cash used in investing activities in fiscal year 2008 was attributable primarily to capital expenditures of $103,900 (which included $54,300 of expenditures related to the FW Power S.r.l. projects, noted above). Other investing activities included payments related to business acquisitions of $14,900 and an increase in investments in and advances to unconsolidated affiliates of $7,600.

The capital expenditures in each of the fiscal years related primarily to project construction (including the expenditures related to the FW Power S.r.l. wind farm projects in fiscal years 2009 and 2008 noted above), leasehold improvements, information technology equipment and office equipment. Our capital expenditures decreased $22,300 in fiscal year 2010, compared to fiscal year 2009, as a result of decreased expenditures in our Global E&C Group, while expenditures in our Global Power Group were relatively flat. For further information on capital expenditures by segment, please see Note 14 to the consolidated financial statements in this annual report on Form 10-K.

Cash Flows from Financing Activities

	Fiscal Years
	2010	2009	2008

Amount	$(100,494)	$1,456	$(466,104)
$ Change	$(101,950)	$467,560
% Change	N/M	N/M

N/M — not meaningful

The net cash used in financing activities in fiscal year 2010 was attributable primarily to cash used to repurchase shares under our share repurchase program of $99,200 (please see below ‘‘— Outlook” section for further details regarding our share repurchase program). Other financing activities included the repayment of debt and capital lease obligations of $16,700 and distributions to noncontrolling interests of $8,000, partially offset by cash provided from exercises of stock options of $25,700.

The net cash provided by financing activities in fiscal year 2009 was attributable primarily to proceeds from issuance of debt of $13,100 and proceeds from the exercise of share purchase warrants of $2,800, partially offset by the repayment of debt and capital lease obligations of $12,700 and distributions to noncontrolling interests of $2,200.

The net cash used in financing activities in fiscal year 2008 was attributable primarily to cash used to repurchase shares under our share repurchase program of $485,600. Other financing activities included the repayment of debt and capital lease obligations of $28,700, which includes $19,000 of cash to acquire our 1999C Robbins Bonds (as defined in Note 7 to the consolidated financial statements in this annual report on Form 10-K), and distributions by us to noncontrolling interests of $9,600, partially offset by proceeds from the issuance of debt of $54,600 and cash provided from exercises of stock options of $2,800.

Outlook

Our liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations, changes in working capital activities, unused credit line availability and claim recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling 12-month period. Based on these forecasts, we believe our existing cash balances and forecasted net cash provided by operating activities will be sufficient to fund our operations throughout the next 12 months. Based on these forecasts, our primary cash needs will be working capital, capital expenditures, pension contributions and asbestos liability indemnity and defense costs. We may also use cash for acquisitions, discretionary pension plan contributions or to repurchase our shares under the share repurchase program, as described further below. The majority of our cash balances are invested in short-term interest bearing accounts with maturities of less than three months. We continue to consider investing some of our cash in longer-term investment opportunities, including the acquisition of other entities or operations in the engineering and construction industry or power industry and/or the reduction of certain liabilities such as unfunded pension liabilities.

It is customary in the industries in which we operate to provide standby letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. We believe that we will have sufficient letter of credit capacity from existing facilities throughout the next 12 months.

We are dependent on cash repatriations from our subsidiaries to cover essentially all payments and expenses of our holding company and principal executive offices in Switzerland, to cover cash needs related to our asbestos related liability and other overhead expenses in the U.S. and, at our discretion, the acquisition of our shares under our share repurchase program, as described further below. Consequently, we require cash repatriations to Switzerland and the U.S. from our entities located in other countries in the normal course of our operations to meet our Swiss and U.S. cash needs and have successfully repatriated cash for many years. We believe that we can repatriate the required amount of cash to Switzerland and the U.S. Additionally, we continue to have access to the revolving credit portion of our U.S. senior secured credit facility, if needed.

During fiscal year 2010, we had net cash inflows of approximately $9,700, resulting from insurance settlement proceeds in excess of asbestos liability indemnity and defense costs payments. In fiscal year 2011, we expect net cash outflows to be approximately $5,700. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.

On July 30, 2010, Foster Wheeler AG, Foster Wheeler Ltd., certain of Foster Wheeler Ltd.’s subsidiaries and BNP Paribas, as Administrative Agent, entered into a four-year amendment and restatement of our

U.S. senior secured credit agreement, which we entered into in October 2006. The amended and restated U.S. senior secured credit agreement provides for a facility of $450,000, and includes a provision which permits future incremental increases of up to an aggregate of $225,000 in total additional availability under the facility. The amended and restated U.S. senior secured credit agreement permits us to issue up to $450,000 in letters of credit under the facility. Letters of credit issued under the amended and restated U.S. senior secured credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in our corporate credit rating as reported by Moody’s Investors Service, which we refer to as Moody’s, and/or Standard & Poor’s, or S&P. We received a corporate credit rating of BBB- as issued by S&P during fiscal year 2010, which, under the amended and restated U.S. senior secured credit agreement, reduces our pricing for letters of credit issued under the agreement. Based on the current ratings, the letter of credit fees for performance and financial letters of credit issued under the amended and restated U.S. senior secured credit agreement are 1.000% and 2.000% per annum of the outstanding amount, respectively, excluding fronting fees. This performance pricing is not expected to materially impact our liquidity or capital resources in fiscal year 2011. We also have the option to use up to $100,000 of the $450,000 for revolving borrowings at a rate equal to adjusted LIBOR, as defined in the agreement, plus 2.000%, subject also to the performance pricing noted above. No borrowings were outstanding at December 31, 2010.

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

We had approximately $310,100 and $308,000 of letters of credit outstanding under our U.S. senior secured credit agreement in effect as of December 31, 2010 and 2009, respectively. There were no funded borrowings under our U.S. senior secured credit agreement outstanding as of December 31, 2010 or 2009. We do not intend to borrow under our U.S. senior secured credit facility during fiscal year 2011. Please refer to Note 7 to the consolidated financial statements in this annual report on Form 10-K for further information regarding our debt obligations.

On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our unconsolidated affiliate’s project in Chile. The project’s facility suspended normal operating activities on that date. Subsequent to that date, our unconsolidated affiliate filed a claim with their insurance carrier. A preliminary assessment of the extent of the damage was completed and an estimate of the required cost of repairs was developed. Based on the assessment and cost estimate, as well as correspondence received from its insurance carrier, we expect the property damage insurance recovery to be sufficient to cover the estimated costs of repairing the facility. The insurance carrier also provided a preliminary assessment of the business interruption insurance recovery due to the project, and an advance of insurance proceeds against this assessment. Based on this assessment, we expect the business interruption insurance recovery to substantially compensate the project for the loss of profits while the facility had suspended operations, which resumed in February 2011. Please refer to Note 5 to the consolidated financial statements in this annual report on Form 10-K for further information on our equity interest in this project.

We are not required to make any mandatory contributions to our U.S. pension plans in fiscal year 2011 based on the minimum statutory funding requirements. Based on the minimum statutory funding requirements for fiscal year 2011, we expect to make mandatory contributions totaling approximately $24,000 to our non-U.S. pension plans in fiscal year 2011. Additionally, we may elect to make additional discretionary contributions to our U.S. and/or non-U.S. pension plans during fiscal year 2011.

On September 12, 2008, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $750,000 of our outstanding shares and the designation of the repurchased shares for cancellation. On November 4, 2010, our Board of Directors proposed an increase to our share repurchase program of $335,000 and the designation of the repurchased shares for cancellation, which was approved by our shareholders at an Extraordinary General Meeting on February 24, 2011.

Based on the aggregate share repurchases under our program through December 31, 2010, we are authorized to repurchase up to an additional $500,600 of our outstanding shares. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Through December 31, 2010, we have repurchased 22,411,229 shares for an aggregate cost of approximately $584,400. We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other privately negotiated transactions pursuant to our share repurchase program. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans. For further information, please refer to Part II, Item 5 of this annual report on Form 10-K.

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

Contractual Obligations

We have contractual obligations comprised of long-term debt, non-cancelable operating lease commitments, purchase commitments, capital lease obligations and pension funding requirements. Our expected cash flows related to contractual obligations outstanding as of December 31, 2010 are as follows:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt:
Principal	$103,000	$9,400	$20,700	$25,100	$47,800
Interest	22,800	3,500	6,600	5,500	7,200
Non-cancelable operating lease commitments	329,200	51,500	80,600	57,400	139,700
Purchase commitments	1,066,200	992,500	67,800	5,800	100
Capital lease obligations:
Principal	61,600	2,600	4,700	6,100	48,200
Interest	53,300	6,500	12,200	11,100	23,500
Pension funding requirements — U.S.*	21,000	—	—	21,000	—
Pension funding requirements — non-U.S.*	116,900	24,000	45,900	47,000	—
Other postretirement benefit plan payments*	55,500	6,200	11,900	11,500	25,900

Total contractual cash obligations	$1,829,500	$1,096,200	$250,400	$190,500	$292,400

*	Funding requirements are expected to extend beyond five years; however, data for contribution requirements beyond five years are not yet available and depend on the performance of our investment portfolio and actuarial experience. These projections assume no discretionary contributions.

The table above does not include payments of our asbestos-related liabilities as we cannot reasonably predict the timing of the net cash outflows associated with this liability beyond 2011. We expect to fund $5,700 of our asbestos liability indemnity and defense costs from our cash flows in fiscal year 2011 net of the cash expected to be received from existing insurance settlements. Please refer to Note 16 to the consolidated financial statements in this annual report on Form 10-K for more information.

The table above does not include payments relating to our uncertain tax positions as we cannot reasonably predict the timing of the net cash outflows associated with the settlement of these obligations. Our total liability (including accrued interest and penalties) is $77,100 as of December 31, 2010. Please refer to Note 13 to the consolidated financial statements in this annual report on Form 10-K for more information.

We are contingently liable under standby letters of credit, bank guarantees and surety bonds, primarily for guarantees of our performance on projects currently in execution or under warranty. These balances include the standby letters of credit issued under the U.S. senior secured credit agreement, for further discussion please refer to the section entitled “— Liquidity and Capital Resources-Outlook” within this Item 7, and from other facilities worldwide. As of December 31, 2010, such commitments and their period of expiration are as follows:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Bank issued letters of credit and guarantees	$869,800	$421,900	$315,900	$75,200	$56,800
Surety bonds	140,800	23,000	77,500	—	40,300

Total commitments	$1,010,600	$444,900	$393,400	$75,200	$97,100

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

NEW ORDERS (MEASURED IN TERMS OF FUTURE REVENUES) BY PROJECT LOCATION
	Global	Global
	E&C Group	Power Group	Total

Fiscal Year 2010
North America	$525,100	$223,500	$748,600
South America	390,600	20,200	410,800
Europe	569,400	600,800	1,170,200
Asia	712,300	333,300	1,045,600
Middle East	304,200	25,800	330,000
Australasia and other*	400,500	100	400,600

Total	$2,902,100	$1,203,700	$4,105,800

Fiscal Year 2009
North America	$544,000	$217,800	$761,800
South America	180,400	15,700	196,100
Europe	388,000	237,900	625,900
Asia	900,500	109,600	1,010,100
Middle East	262,900	29,400	292,300
Australasia and other*	594,900	600	595,500

Total	$2,870,700	$611,000	$3,481,700

Fiscal Year 2008
North America	$352,500	$571,000	$923,500
South America	153,200	134,300	287,500
Europe	981,000	512,800	1,493,800
Asia	665,100	117,500	782,600
Middle East	216,400	100	216,500
Australasia and other*	339,300	12,800	352,100

Total	$2,707,500	$1,348,500	$4,056,000

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.

NEW ORDERS (MEASURED IN TERMS OF FUTURE REVENUES) BY INDUSTRY

	Global	Global
	E&C Group	Power Group	Total

Fiscal Year 2010
Power generation	$22,900	$1,096,200	$1,119,100
Oil refining	1,691,100	—	1,691,100
Pharmaceutical	70,300	—	70,300
Oil and gas	375,000	—	375,000
Chemical/petrochemical	669,000	100	669,100
Power plant operation and maintenance	16,900	107,400	124,300
Environmental	14,700	—	14,700
Other, net of eliminations	42,200	—	42,200

Total	$2,902,100	$1,203,700	$4,105,800

Fiscal Year 2009
Power generation	$33,600	$512,200	$545,800
Oil refining	1,533,300	—	1,533,300
Pharmaceutical	55,100	—	55,100
Oil and gas	786,500	—	786,500
Chemical/petrochemical	439,300	—	439,300
Power plant operation and maintenance	—	98,800	98,800
Environmental	17,300	—	17,300
Other, net of eliminations	5,600	—	5,600

Total	$2,870,700	$611,000	$3,481,700

Fiscal Year 2008
Power generation	$43,500	$1,212,100	$1,255,600
Oil refining	1,523,300	—	1,523,300
Pharmaceutical	110,400	—	110,400
Oil and gas	457,200	—	457,200
Chemical/petrochemical	516,100	—	516,100
Power plant operation and maintenance	—	136,400	136,400
Environmental	24,000	—	24,000
Other, net of eliminations	33,000	—	33,000

Total	$2,707,500	$1,348,500	$4,056,000

BACKLOG (MEASURED IN TERMS OF FUTURE REVENUES) BY CONTRACT TYPE

	Global	Global
	E&C Group	Power Group	Total

As of December 31, 2010
Lump-sum turnkey	$—	$424,400	$424,400
Other fixed-price	779,800	555,800	1,335,600
Reimbursable	2,157,900	61,600	2,219,500

Total	$2,937,700	$1,041,800	$3,979,500

As of December 31, 2009
Lump-sum turnkey	$100	$169,300	$169,400
Other fixed-price	215,800	306,300	522,100
Reimbursable	3,297,700	128,700	3,426,400
Eliminations	(900)	(4,200)	(5,100)

Total	$3,512,700	$600,100	$4,112,800

As of December 26, 2008
Lump-sum turnkey	$10,100	$260,900	$271,000
Other fixed-price	338,400	772,000	1,110,400
Reimbursable	3,981,200	153,600	4,134,800
Eliminations	(2,900)	(8,900)	(11,800)

Total	$4,326,800	$1,177,600	$5,504,400

BACKLOG (MEASURED IN TERMS OF FUTURE REVENUES) BY PROJECT LOCATION
	Global	Global
	E&C Group	Power Group	Total

As of December 31, 2010
North America	$620,900	$189,500	$810,400
South America	389,200	30,400	419,600
Europe	382,500	517,800	900,300
Asia	481,200	269,300	750,500
Middle East	266,900	34,800	301,700
Australasia and other*	797,000	—	797,000

Total	$2,937,700	$1,041,800	$3,979,500

As of December 31, 2009
North America	$472,700	$198,900	$671,600
South America	185,300	52,700	238,000
Europe	432,800	228,500	661,300
Asia	728,400	93,200	821,600
Middle East	226,000	27,800	253,800
Australasia and other*	1,467,500	(1,000)	1,466,500

Total	$3,512,700	$600,100	$4,112,800

As of December 26, 2008
North America	$212,600	$518,800	$731,400
South America	139,900	130,500	270,400
Europe	672,100	436,900	1,109,000
Asia	1,140,000	87,400	1,227,400
Middle East	341,900	100	342,000
Australasia and other*	1,820,300	3,900	1,824,200

Total	$4,326,800	$1,177,600	$5,504,400

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.

BACKLOG (MEASURED IN TERMS OF FUTURE REVENUES) BY INDUSTRY
	Global	Global
	E&C Group	Power Group	Total

As of December 31, 2010
Power generation	$15,100	$929,300	$944,400
Oil refining	1,726,200	—	1,726,200
Pharmaceutical	39,800	—	39,800
Oil and gas	793,800	—	793,800
Chemical/petrochemical	331,800	200	332,000
Power plant operation and maintenance	—	112,300	112,300
Environmental	8,500	—	8,500
Other, net of eliminations	22,500	—	22,500

Total	$2,937,700	$1,041,800	$3,979,500

Backlog, measured in terms of Foster Wheeler Scope	$1,611,300	$1,031,900	$2,643,200

E & C Man-hours in Backlog (in thousands)	12,700		12,700

As of December 31, 2009
Power generation	$18,900	$482,100	$501,000
Oil refining	1,597,900	—	1,597,900
Pharmaceutical	21,300	—	21,300
Oil and gas	1,559,400	—	1,559,400
Chemical/petrochemical	299,800	—	299,800
Power plant operation and maintenance	—	118,000	118,000
Environmental	8,200	—	8,200
Other, net of eliminations	7,200	—	7,200

Total	$3,512,700	$600,100	$4,112,800

Backlog, measured in terms of Foster Wheeler Scope	$1,480,100	$588,500	$2,068,600

E & C Man-hours in Backlog (in thousands)	12,700		12,700

As of December 26, 2008
Power generation	$30,500	$1,049,500	$1,080,000
Oil refining	1,497,100	—	1,497,100
Pharmaceutical	50,400	—	50,400
Oil and gas	1,872,700	—	1,872,700
Chemical/petrochemical	856,400	—	856,400
Power plant operation and maintenance	—	128,100	128,100
Environmental	7,200	—	7,200
Other, net of eliminations	12,500	—	12,500

Total	$4,326,800	$1,177,600	$5,504,400

Backlog, measured in terms of Foster Wheeler Scope	$1,374,500	$1,164,800	$2,539,300

E & C Man-hours in Backlog (in thousands)	12,600		12,600

The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in decreases of $102,700 and $86,200, respectively, as of December 31, 2010 as compared to December 31, 2009.

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

Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit. In the period in which a change in estimate is recognized, the cumulative impact of that change is recorded based on progress achieved through the period of change. There were 46, 43 and 33 separate projects that had final estimated contract profit revisions whose impact on contract profit exceeded $1,000 in fiscal years 2010, 2009 and 2008, respectively. The changes in final estimated contract profit resulted in a net increase of $56,800, $69,000 and $26,700 to reported contract profit for fiscal years 2010, 2009 and 2008, respectively, relating to the revaluation of work performed on contracts in prior periods. The changes in fiscal year 2009 included $24,300 for positive settlements on two projects in our Global E&C Group, of which $14,800 was associated with the receipt of a payment on a long outstanding arbitration award. The impact on contract profit is measured as of the beginning of each fiscal year and represents the incremental contract profit or loss that would have been recorded in prior periods had we been able to recognize in those periods the impact of the current period changes in final estimated profits.

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

United States

As of December 31, 2010, we had recorded total liabilities of $337,500 comprised of an estimated liability of $78,500 relating to open (outstanding) claims being valued and an estimated liability of $259,000 relating to future unasserted claims through fiscal year 2025. Of the total, $59,000 is recorded in accrued expenses and $278,500 is recorded in asbestos-related liability on the consolidated balance sheet.

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

Based on its review of fiscal year 2010 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability be updated as of fiscal year-end 2010. Accordingly, we developed a revised estimate of our aggregate indemnity and defense costs through fiscal year 2025 considering the advice of ARPC. In fiscal year 2010, we revalued our liability for asbestos indemnity and defense costs through fiscal year 2025 to $337,500. In connection with updating our estimated asbestos liability and related asset, we recorded a charge of $19,400 in fiscal year 2010 resulting primarily from our 15 year liability estimate projected through fiscal year 2025.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type - mesothelioma, lung cancer, and non-malignancies — and the breakdown of known and future claims into disease type — mesothelioma, lung cancer or non-malignancies and as well as other factors. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through fiscal year 2025, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after fiscal year 2025, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after fiscal year 2025. Historically, defense costs have represented approximately 31.8% of total defense and indemnity costs. Through December 31, 2010, cumulative indemnity costs paid, prior to insurance recoveries, were approximately $729,300 and total defense costs paid were approximately $340,700.

As of December 31, 2010, we had recorded assets of $219,900, which represents our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through fiscal year 2025; $54,400 of this asset is recorded within accounts and notes receivable-other, and $165,500 is recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. Asbestos-related assets under executed settlement agreements with insurers due in the next 12 months are recorded within accounts and notes receivable-other and amounts due beyond 12 months are recorded within asbestos-related insurance recovery receivable. Asbestos-related insurance recovery receivable also includes our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through fiscal year 2025. Our asbestos-related assets have not been discounted for the time value of money.

We have considered the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. As of December 31, 2010 and 2009, we have not recorded an allowance for uncollectible balances against our outstanding asbestos insurance-related assets. We write off receivables from insurers that have become insolvent; there have been no such write-offs during fiscal years 2010, 2009 and 2008. We have not assumed recovery in the estimate of our asbestos insurance asset from any of our currently insolvent insurers. The overall historic average combined indemnity and defense cost per resolved claim through December 31, 2010 has been approximately $2.9. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.

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

The following chart reflects the sensitivities in the fiscal year 2010 consolidated financial statements associated with a change in certain estimates used in relation to the U.S. asbestos-related liabilities.

Approximate Change
Changes (Increase or Decrease) in Assumption:	in Liability

One-percentage point change in the inflation rate related to the indemnity and defense costs	$24,600
Twenty-five percent change in average indemnity settlement amount	52,300
Twenty-five percent change in forecasted number of new claims	64,900

Based on the fiscal year-end 2010 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $52,300 as described above and the impact on expense would be dependent upon available additional insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge in the statement of operations of approximately 80% of the increase in the liability. Long-term cash flows would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of this 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries would decline.

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

United Kingdom

As of December 31, 2010, we had recorded total liabilities of $31,000 comprised of an estimated liability relating to open (outstanding) claims of $5,800 and an estimated liability relating to future unasserted claims through fiscal year 2025 of $25,200. Of the total, $1,900 was recorded in accrued expenses and $29,100 was recorded in asbestos-related liability on the consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $1,900 was recorded in accounts and notes receivable-other and $29,100 was recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling was reversed by legislation, the asbestos liability and related asset recorded in the U.K. would be approximately $53,100.

Defined Benefit Pension and Other Postretirement Benefit Plans

We have defined benefit pension plans in the United States, the United Kingdom, Canada, Finland, France, India and South Africa and we have other postretirement benefit plans, or OPEB plans, for health care and life insurance benefits in the United States and Canada. The U.S. plans, which are closed to new entrants and additional benefit accruals, and the Canadian, Finnish and French plans are non-contributory. The U.K. pension plan, which is closed to new entrants and additional benefit accruals, is contributory. Additionally, one of our subsidiaries in the United States also has a benefit plan which provides coverage for an employee’s beneficiary upon the death of the employee. This plan has been closed to new entrants since 1988.

Our defined benefit pension and OPEB plans are accounted for in accordance with current accounting guidance, which requires us to recognize the funded status of each of our defined benefit pension and OPEB plans on the consolidated balance sheet. The guidance also requires us to recognize any gains or losses, which are not recognized as a component of annual service cost, as a component of comprehensive income, net of tax. Please refer to Note 8 of the consolidated financial statements in this annual report on Form 10-K for more information.

The calculations of defined benefit pension and OPEB plan liabilities, annual service cost and cash contributions required rely heavily on estimates about future events often extending decades into the future. We are responsible for establishing the assumptions used for the estimates, which include:

•	The discount rate used to calculate the present value of future obligations;

•	The expected long-term rate of return on plan assets;

•	The expected rate of annual salary increases;

•	The selection of the actuarial mortality tables;

•	The annual healthcare cost trend rate (only for the OPEB plans); and

•	The annual inflation rate.

We utilize our business judgment in establishing the estimates used in the calculations of our defined benefit pension and OPEB plan liabilities, annual service cost and cash contributions. These estimates are updated on an annual basis or more frequently upon the occurrence of significant events. The estimates can vary significantly from the actual results and we cannot provide any assurance that the estimates used to calculate the defined benefit pension and postretirement benefit liabilities included herein will approximate actual results. The volatility between the assumptions and actual results can be significant.

The following table summarizes the estimates used for our defined benefit pension and other postretirement benefit plans for fiscal years 2010, 2009, and 2008:

	Defined Benefit Pension Plans									Other Postretirement
	United States			United Kingdom			Other			Benefit Plans
	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008

Net periodic benefit cost:
Discount rate	5.67%	6.23%	6.31%	5.70%	6.20%	5.70%	5.37%	6.18%	5.85%	4.53%	6.26%	6.23%
Long-term rate of return	7.75%	8.25%	7.90%	6.70%	6.30%	6.80%	7.37%	7.14%	8.01%	N/A	N/A	N/A
Salary growth*	N/A	N/A	N/A	N/A	3.50%	4.10%	3.67%	3.07%	5.43%	N/A	N/A	N/A
Projected benefit obligations:
Discount rate	5.11%	5.67%	6.23%	5.50%	5.70%	6.20%	5.68%	6.22%	6.59%	4.88%	5.45%	6.28%
Salary growth*	N/A	N/A	N/A	N/A	4.05%	3.50%	4.22%	4.20%	3.79%	N/A	N/A	N/A

*	Salary growth is not applicable for closed plans as future salary levels do not affect benefits payable.

N/A — Not applicable

The discount rate is developed using a market-based approach that matches our projected benefit payments to a spot yield curve of high-quality corporate bonds. Changes in the discount rate from period-to-period were generally due to changes in long-term interest rates.

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. We annually review and adjust, as required, the long-term rate of return for our pension plans. The weighted-average expected long-term rate of return on plan assets has ranged from 6.9% to 7.2% over the past three years.

The following tables reflect the sensitivities in the consolidated financial statements associated with a change in certain estimates used in relation to the United States and the United Kingdom defined benefit pension plans. Each of the sensitivities below reflects an evaluation of the change based solely on a change in that particular estimate.

	Approximate Increase
	(Decrease)
	Impact on	Impact on 2011
	Liabilities	Benefit Cost

U.S. Pension Plans:
One-tenth of a percentage point increase in the discount rate	$(3,734)	$18
One-tenth of a percentage point decrease in the discount rate	3,800	(20)
One-tenth of a percentage point increase in the expected return on plan assets	—	(311)
One-tenth of a percentage point decrease in the expected return on plan assets	—	311
U.K. Pension Plans:
One-tenth of a percentage point increase in the discount rate	$(11,625)	$(291)
One-tenth of a percentage point decrease in the discount rate	11,855	287
One-tenth of a percentage point increase in the expected return on plan assets	—	(704)
One-tenth of a percentage point decrease in the expected return on plan assets	—	702

Accumulated net actuarial losses from our pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $13,300. Estimated amortization of prior service costs and net transition obligation are immaterial. Net actuarial losses reflect differences between expected and actual plan experience, including returns on plan assets, and changes in actuarial assumptions, all of which occurred over time. These net actuarial losses, to the extent not offset by future actuarial gains, will result in increases in our future pension costs depending on several factors, including whether such losses exceed the corridor in which losses are not amortized. The net actuarial losses outside the corridor are amortized over the expected remaining service periods of active participants (approximately 11, 15 and 18 years for the Canadian, South African and Finnish plans, respectively) and average remaining life expectancy of participants for our closed plans (approximately 25 and 29 years for the U.S. and U.K. plans, respectively) since benefits are closed.

A one-tenth of a percentage point decrease in the funding rates, used for calculating future funding requirements to the U.S. plans through 2015, would increase aggregate contributions over the next five years by approximately $3,400, while an increase by one-tenth of a percentage point would decrease aggregate contributions by approximately $3,500.

A one-tenth of a percentage point decrease in the funding rates, used for calculating future funding requirements to the U.K. plans through 2015, would increase aggregate contributions over the next five years by approximately $5,000, while an increase by one-tenth of a percentage point would decrease aggregate contributions by approximately $4,000.

Accumulated net actuarial losses and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost in connection with our OPEB plans over the next fiscal year are $300 and $3,600, respectively. The net actuarial losses outside the corridor are amortized over the average life expectancy of inactive participants (approximately 20 years) because benefits are closed. The prior service credits are amortized over schedules established at the date of each plan change (approximately 8 years).

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

The following table summarizes our share-based compensation expense and related income tax benefit:

	Fiscal Years
	2010	2009	2008

Share-based compensation	$22,996	$22,781	$15,766
Related income tax benefit	353	448	332

As of December 31, 2010, the breakdown of our unrecognized compensation cost and related weighted-average period for the cost to be recognized were as follows:

		Weighted-
		Average Period
		for Cost to be
	December 31, 2010	Recognized

Unrecognized compensation cost:
Stock options	$12,233	23 months
Restricted awards	$14,070	23 months

Total unrecognized compensation cost	$26,303	23 months

We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model, which incorporates assumptions regarding a number of complex and subjective variables. We then recognize the fair value of each option as compensation cost ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

•	Expected volatility — we estimate the volatility of our share price at the date of grant using a “look-back” period which coincides with the expected term, as defined below. We believe using a “look-back” period which coincides with the expected term is the most appropriate measure for determining expected volatility.

•	Expected term — we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”

•	Risk-free interest rate — we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

•	Dividends — we use an expected dividend yield of zero because we have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends.

We estimate pre-vesting forfeitures at the time of grant using a combination of historical data and demographic characteristics, and we revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards that are expected to vest.

If factors change and we employ different assumptions in the application of current accounting guidance, in future periods, the compensation expense that we record for future awards may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved in selecting the option pricing model assumptions used to estimate share-based compensation expense. Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair value, existing valuation models may not provide reliable measures of the fair value of our share-based compensation. Consequently, there is a risk that our estimates of the fair value of our share-based compensation awards on the grant dates may bear little resemblance to the actual value realized upon the exercise, expiration or forfeiture of those share-based payments in the future. Stock options may expire worthless or otherwise result in zero intrinsic value compared to the fair value originally estimated on the grant date and reported in the consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair value originally estimated on the grant date and reported in the consolidated financial statements.

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

Goodwill of $48,500 and other intangible assets of $9,800 relate to our Global Power Group’s European reporting unit which has experienced a number of performance related issues in prior years; however, the performance of this reporting unit has improved in recent years. Our calculation of the estimated fair value of the reporting unit was sufficiently in excess of its carrying value even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying value of goodwill was required. However, should the performance of this unit deteriorate in the future, its carrying value could exceed its fair value in future periods, which could lead to an impairment of goodwill.

Our calculation of the estimated fair value of each of our Global E&C Group’s reporting units was significantly in excess of their respective carrying value even after conducting various sensitivity analyses on key assumptions.

Income Taxes

Deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating our ability to realize our deferred tax assets within the various tax jurisdictions in which they arise, we consider all available positive and negative evidence, including scheduled reversals of taxable temporary differences, projected future taxable income, tax planning strategies and recent financial performance. Projecting future taxable income requires significant assumptions about future operating results, as well as the timing and character of taxable income in numerous jurisdictions. For statutory purposes, the majority of the deferred tax assets for which a valuation allowance is provided as of December 31, 2010 do not begin to expire until 2025 or later, based on the current tax laws. We have a valuation allowance of $373,900 recorded as of December 31, 2010.

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

Our subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and numerous non-U.S. jurisdictions around the world. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by jurisdiction. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in a number of jurisdictions may expire within 12 months from the balance sheet date. As a result, we expect recurring changes in unrecognized tax benefits due to the expiration of the statute of limitations, none of which are expected to be individually significant. With few exceptions, we are no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before fiscal year 2006.

A number of tax years are under audit by the relevant state and non-U.S. tax authorities. We anticipate that several of these audits may be concluded in the foreseeable future, including in fiscal year 2011. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the magnitude of any such reduction at this time.

As of December 31, 2010, we had $54,900 of unrecognized tax benefits, all of which would, if recognized, affect our effective tax rate before existing valuation allowance considerations.

We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations. During fiscal year 2010, we recorded net interest expense and net penalties on unrecognized tax benefits of $800 and $1,700, respectively, which included previously accrued interest expense and tax penalties that were ultimately not assessed of $1,900 and $2,000, respectively.

Please refer to Note 13 to the consolidated financial statements in this annual report on Form 10-K for further discussion of our income taxes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(amounts in thousands of dollars)

Interest Rate Risk — We are exposed to changes in interest rates should we need to borrow under our U.S. senior secured credit agreement (there were no such borrowings as of December 31, 2010 and, based on current operating plans and cash flow forecasts, none are expected in fiscal year 2011) and, to a limited extent, under our variable rate special-purpose limited recourse project debt for any portion of the debt for which we have not entered into a fixed rate swap agreement. If average market rates are 100-basis points higher in the next twelve months, our interest expense for such period of time would increase, and our income before income taxes would decrease, by approximately $200. This amount has been determined by considering the impact of the hypothetical interest rates on our variable rate borrowings as of December 31, 2010 and does not reflect the impact of interest rate changes on outstanding debt held by certain of our equity interests since such debt is not consolidated on our balance sheet.

Foreign Currency Risk — We operate on a worldwide basis with substantial operations in Europe that subject us to U.S. dollar translation risk on the British pound, Euro and Polish Zloty. In accordance with our company policy, we do not hedge translation risk exposure.

All activities of our non-U.S. affiliates are recorded in their functional currency, which is typically the local currency in the country of domicile of the affiliate. In the ordinary course of business, our affiliates enter into transactions in currencies other than their respective functional currencies. We seek to minimize the resulting foreign currency transaction risk by contracting for the procurement of goods and services in the same currency as the sales value of the related long-term contract.

We further mitigate the risk through the use of foreign currency forward contracts to hedge the exposed item, such as anticipated purchases or revenues, back to their functional currency. We utilize all such financial instruments solely for hedging, and our company policy prohibits the speculative use of such instruments. However, for financial reporting purposes, these contracts are generally not accounted for as hedges.

The notional amount of foreign currency forward contracts provides one measure of the transaction volume outstanding as of the balance sheet date. As of December 31, 2010, we had a total gross notional amount of approximately $215,700 related to foreign currency forward contracts and the primary currencies movements hedged were the British pound, Euro and U.S. dollar. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contracts mature between fiscal years 2011 and 2013.

We are exposed to credit loss in the event of non-performance by the counterparties. These counterparties are commercial banks that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies).

Please refer to Note 10 to the consolidated financial statements in this annual report on Form 10-K for further information on our primary foreign currency forward exchange contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler AG:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Foster Wheeler AG and its subsidiaries (“the Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of the Company’s Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 28, 2011

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars, except per share amounts)

	Fiscal Years
	2010	2009	2008

Operating revenues	$4,067,719	$5,056,334	$6,854,290
Cost of operating revenues	3,468,933	4,297,687	5,958,644

Contract profit	598,786	758,647	895,646
Selling, general and administrative expenses	303,330	294,907	283,883
Other income, net	(60,444)	(52,263)	(53,001)
Other deductions, net	41,221	30,931	54,382
Interest income	(11,581)	(10,535)	(44,743)
Interest expense	15,610	14,122	17,621
Net asbestos-related provision	5,410	26,365	6,607

Income before income taxes	305,240	455,120	630,897
Provision for income taxes	74,531	93,762	97,028

Net income	230,709	361,358	533,869

Less: Net income attributable to noncontrolling interests	15,302	11,202	7,249

Net income attributable to Foster Wheeler AG	$215,407	$350,156	$526,620

Earnings per share (see Note 1):
Basic	$1.71	$2.77	$3.73

Diluted	$1.70	$2.75	$3.68

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)

	December 31,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$1,057,163	$997,158
Accounts and notes receivable, net:
Trade	577,400	526,525
Other	96,758	117,718
Contracts in process	165,389	219,774
Prepaid, deferred and refundable income taxes	51,660	46,478
Other current assets	37,813	33,902

Total current assets	1,986,183	1,941,555

Land, buildings and equipment, net	362,087	398,132
Restricted cash	27,502	34,905
Notes and accounts receivable — long-term	2,648	1,571
Investments in and advances to unconsolidated affiliates	217,071	228,030
Goodwill	88,917	88,702
Other intangible assets, net	66,070	73,029
Asbestos-related insurance recovery receivable	194,570	244,265
Other assets	84,078	87,781
Deferred tax assets	54,413	89,768

TOTAL ASSETS	$3,083,539	$3,187,738

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$11,996	$36,930
Accounts payable	239,071	303,436
Accrued expenses	240,894	280,861
Billings in excess of costs and estimated earnings on uncompleted contracts	684,090	600,725
Income taxes payable	34,623	60,052

Total current liabilities	1,210,674	1,282,004

Long-term debt	152,574	175,510
Deferred tax liabilities	65,241	62,956
Pension, postretirement and other employee benefits	166,362	270,269
Asbestos-related liability	307,619	352,537
Other long-term liabilities	160,785	171,405

Commitments and contingencies
TOTAL LIABILITIES	2,063,255	2,314,681

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	4,935	2,570

TOTAL TEMPORARY EQUITY	4,935	2,570

Equity:
Registered shares:
CHF 3.00 par value; authorized: 192,156,579 shares and 190,649,900 shares, respectively; conditionally authorized: 60,675,249 shares and 62,181,928 shares, respectively; issued: 128,948,622 shares and 127,441,943 shares, respectively; outstanding: 124,635,912 shares and 127,441,943 shares, respectively	334,052	329,402
Paid-in capital	659,739	617,938
Retained earnings	537,588	322,181
Accumulated other comprehensive loss	(464,504)	(438,004)
Treasury shares (outstanding 4,312,710 shares)	(99,182)	—

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	967,693	831,517

Noncontrolling interests	47,656	38,970

TOTAL EQUITY	1,015,349	870,487

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$3,083,539	$3,187,738

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands of dollars, except share data)

									Retained	Accumulated		Total Foster
					Preferred	Common	Registered		Earnings/	Other	Treasury	Wheeler AG
	Preferred	Common	Registered	Treasury	Shares	Shares	Shares	Paid-in	(Accumulated	Comprehensive	Shares	Shareholders’	Noncontrolling	Total
	Shares	Shares	Shares	Shares	Value	Value	Value	Capital	Deficit)	Loss	Value	Equity	Interests	Equity

Balance at December 28, 2007	1,887	143,877,804	—	—	$—	$1,439	$—	$1,385,311	$(554,595)	$(261,114)	$—	$571,041	$31,773	$602,814
Net income	—	—	—	—	—	—	—	—	526,620	—	—	526,620	7,249	533,869
Other comprehensive income, net of tax:
Foreign currency translation	—	—	—	—	—	—	—	—	—	(68,747)	—	(68,747)	(679)	(69,426)
Cash flow hedges	—	—	—	—	—	—	—	—	—	(8,645)	—	(8,645)	—	(8,645)
Pension and other postretirement benefits	—	—	—	—	—	—	—	—	—	(156,282)	—	(156,282)	—	(156,282)

Comprehensive Income												292,946	6,570	299,516

Repurchase and retirement of shares	—	(18,098,519)	—	—	—	(181)	—	(485,408)	—	—	—	(485,589)	—	(485,589)
Issuance of common shares upon conversion of preferred shares	(808)	105,040	—	—	—	1	—	(1)	—	—	—	—	—	—
Issuance of common shares upon exercise of share purchase warrants	—	88,762	—	—	—	1	—	413	—	—	—	414	—	414
Issuance of common shares upon exercise of stock options	—	142,038	—	—	—	1	—	2,790	—	—	—	2,791	—	2,791
Issuance of common shares upon vesting of restricted awards	—	62,486	—	—	—	1	—	(1)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(9,625)	(9,625)
Share-based compensation expense -stock options and restricted awards	—	—	—	—	—	—	—	10,909	—	—	—	10,909	—	10,909
Excess tax benefit related to share-based compensation	—	—	—	—	—	—	—	50	—	—	—	50	—	50

Balance at December 26,2008	1,079	126,177,611	—	—	$—	$1,262	$—	$914,063	$(27,975)	$(494,788)	$—	$392,562	$28,718	$421,280

Net income	—	—	—	—	—	—	—	—	350,156	—	—	350,156	11,202	361,358
Other comprehensive income, net of tax:
Foreign currency translation	—	—	—	—	—	—	—	—	—	29,287	—	29,287	1,181	30,468
Cash flow hedges	—	—	—	—	—	—	—	—	—	(1,524)	—	(1,524)	—	(1,524)
Pension and other postretirement benefits	—	—	—	—	—	—	—	—	—	29,021	—	29,021	40	29,061

Comprehensive Income												406,940	12,423	419,363

Issuance of common shares upon conversion of preferred shares	(4)	520	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares upon exercise of share purchase warrants	—	2,021	—	—	—	—	—	9	—	—	—	9	—	9
Issuance of common shares upon vesting of restricted awards	—	97,535	—	—	—	1	—	(1)	—	—	—	—	—	—
Repurchase and retirement of shares	—	(1,575)	—	—	—	—	—	(28)	—	—	—	(28)	—	(28)
Cancellation of common shares and issuance of registered shares	—	(126,276,112)	126,276,112	—	—	(1,263)	326,070	(324,807)	—	—	—	—	—	—
Issuance of registered shares upon conversion of preferred shares	(1,075)	—	139,802	—	—	—	361	(361)	—	—	—	—	—	—
Issuance of registered shares upon exercise of share purchase warrants	—	—	594,280	—	—	—	1,711	1,076	—	—	—	2,787	—	2,787
Issuance of registered shares upon exercise of stock options	—	—	65,026	—	—	—	189	1,322	—	—	—	1,511	—	1,511
Issuance of registered shares upon vesting of restricted awards	—	—	366,723	—	—	—	1,071	(1,071)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(2,171)	(2,171)
Share-based compensation expense -stock options and restricted awards	—	—	—	—	—	—	—	27,797	—	—	—	27,797	—	27,797
Excess tax shortfall related to share-based compensation	—	—	—	—	—	—	—	(61)	—	—	—	(61)	—	(61)

Balance at December 31, 2009	—	—	127,441,943	—	$—	$—	$329,402	$617,938	$322,181	$(438,004)	$—	$831,517	$38,970	$870,487

Net income	—	—	—	—	—	—	—	—	215,407	—	—	215,407	15,302	230,709
Other comprehensive income, net of tax:
Foreign currency translation	—	—	—	—	—	—	—	—	—	(22,537)	—	(22,537)	1,748	(20,789)
Cash flow hedges	—	—	—	—	—	—	—	—	—	(837)	—	(837)	—	(837)
Pension and other postretirement benefits	—	—	—	—	—	—	—	—	—	(3,126)	—	(3,126)	(333)	(3,459)

Comprehensive Income												188,907	16,717	205,624

Issuance of registered shares upon exercise of stock options	—	—	1,185,186	—	—	—	3,638	22,164	—	—	—	25,802	—	25,802
Issuance of registered shares upon vesting of restricted awards	—	—	321,493	—	—	—	1,012	(1,012)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(8,031)	(8,031)
Share-based compensation expense -stock options and restricted awards	—	—	—	—	—	—	—	20,631	—	—	—	20,631	—	20,631
Excess tax benefit related to share-based compensation	—	—	—	—	—	—	—	18	—	—	—	18	—	18
Repurchase of shares	—	—	—	4,312,710	—	—	—	—	—	—	(99,182)	(99,182)	—	(99,182)

Balance at December 31, 2010	—	—	128,948,622	4,312,710	$—	$—	$334,052	$659,739	$537,588	$(464,504)	$(99,182)	$967,693	$47,656	$1,015,349

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)

	Fiscal Years
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$230,709	$361,358	$533,869
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	54,155	45,759	44,798
Gain on curtailment of defined benefit pension plans	(19,562)	—	—
Gain on repayment of project debt	(21,865)	(9,914)	(9,648)
Net asbestos-related provision	15,823	27,615	42,727
Share-based compensation expense-stock options and restricted awards	22,996	22,781	15,766
Excess tax (benefit)/shortfall related to share-based compensation	(18)	61	(50)
Deferred income tax provision/(benefit)	33,241	19,681	(22,883)
Loss on sale of assets	316	822	1,107
Equity in the net earnings of partially-owned affiliates, net of dividends	(8,076)	(8,429)	(10,352)
Other noncash items	1,678	5	7,346
Changes in assets and liabilities:
(Increase)/decrease in receivables	(54,945)	111,558	(105,591)
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	140,756	(133,058)	15,817
(Decrease)/increase in accounts payable and accrued expenses	(91,111)	(105,193)	35,509
Decrease in income taxes payable	(31,200)	(1,389)	(778)
Decrease in pension, postretirement and other employee benefits	(89,498)	(33,031)	(89,364)
Net change in asbestos-related assets and liabilities	(718)	(25,639)	(19,362)
Net change in other assets and liabilities	(4,013)	17,628	(9,985)

Net cash provided by operating activities	178,668	290,615	428,926

CASH FLOWS FROM INVESTING ACTIVITIES
Payments related to acquisition of businesses, net of cash acquired	(4,191)	(32,619)	(14,856)
Change in restricted cash	6,017	(11,892)	(2,800)
Capital expenditures	(23,278)	(45,623)	(103,965)
Proceeds from sale of investments and other assets	5,087	1,117	831
Investments in and advances to unconsolidated affiliates	—	(911)	(7,620)
Return of investment from unconsolidated affiliates	3,232	—	2,330
Decrease/(increase) in short-term investments	19	2,663	(2,504)

Net cash used in investing activities	(13,114)	(87,265)	(128,584)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	(99,182)	(28)	(485,589)
Distributions to noncontrolling interests	(8,031)	(2,171)	(9,625)
Proceeds from share purchase warrants exercised	—	2,796	414
Proceeds from stock options exercised	25,748	546	2,791
Excess tax benefit/(shortfall) related to share-based compensation	18	(61)	50
Payment of deferred financing costs	(4,504)	—	—
Proceeds from issuance of short-term debt	2,197	5,852	3,658
Repayment of short-term debt	(5,185)	(6,583)	—
Proceeds from issuance of long-term debt	—	7,238	50,939
Repayment of long-term debt and capital lease obligations	(11,555)	(6,133)	(28,742)

Net cash(used in)/provided by financing activities	(100,494)	1,456	(466,104)

Effect of exchange rate changes on cash and cash equivalents	(5,055)	19,189	(109,619)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	60,005	223,995	(275,381)
Cash and cash equivalents at beginning of year	997,158	773,163	1,048,544

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,057,163	$997,158	$773,163

Cash paid during the year for:
Interest (net of amount capitalized)	$13,861	$14,856	$13,436

Income taxes	$76,635	$86,685	$130,147

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies

Basis of Presentation — At a special court-ordered meeting of common shareholders held on January 27, 2009, the common shareholders of Foster Wheeler Ltd. approved a scheme of arrangement under Bermuda law. On February 9, 2009, after receipt of the approval of the scheme of arrangement by the Supreme Court of Bermuda and the satisfaction of certain other conditions, the transactions contemplated by the scheme of arrangement were effected. Pursuant to the scheme of arrangement, among other things, all previously outstanding whole common shares of Foster Wheeler Ltd. were cancelled and the common shareholders of Foster Wheeler Ltd. became common shareholders of Foster Wheeler AG, a Swiss corporation, and Foster Wheeler Ltd. became a wholly-owned subsidiary of Foster Wheeler AG, a holding company that owns the stock of its various subsidiary companies. The steps of the scheme of arrangement together with certain related transactions, which are collectively referred to throughout the Notes to the consolidated financial statements as the “Redomestication,” effectively changed our place of incorporation from Bermuda to the Canton of Zug, Switzerland. In January 2010, we relocated our principal executive offices to Geneva, Switzerland. Please see Note 18 for further information related to the Redomestication.

The fiscal year of Foster Wheeler AG ends on December 31 of each calendar year. Foster Wheeler AG’s fiscal quarters end on the last day of March, June and September. The fiscal years of our non-U.S. operations are the same as the parent’s. The fiscal year of Foster Wheeler Ltd., the parent company prior to the Redomestication, was the 52- or 53-week annual accounting period ending the last Friday in December and ended on December 26, 2008 for fiscal year 2008. The fiscal year of our U.S. operations is the 52- or 53-week annual accounting period ending on the last Friday in December.

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

Capital Alterations — See above “— Basis of Presentation” and Note 18 for further information related to the Redomestication.

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

Contracts in process are stated at cost, increased for profits recorded on the completed effort, less billings to the customer and progress payments on uncompleted contracts. A full provision for loss contracts is made at the time the loss becomes probable regardless of the stage of completion.

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

Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit. In the period in which a change in estimate is recognized, the cumulative impact of that change is recorded based on progress achieved through the period of change. The following table summarizes the number of separate projects that experienced final estimated contract profit revisions with an impact on contract profit in excess of $1,000 relating to the revaluation of work performed in prior periods:

	Fiscal Years
	2010	2009	2008

Number of separate projects	46	43	33
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions	$56,800	$69,000	$26,700

The changes in fiscal year 2009 included $24,300 for positive settlements on two projects in our Global Engineering and Construction Group (“Global E&C Group”) business segment, of which $14,800 was associated with the receipt of a payment on a long-outstanding arbitration award.

Please see Note 14 for further information related to changes in final estimated contract profit and the impact on business segment results.

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

	December 31, 2010	December 31, 2009

Assumed recovery of commercial claims	$7,300	$18,700
Claims yet to be expended	$—	$1,200

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. Deferred pre-contract costs were immaterial as of December 31, 2010 and 2009.

Certain special-purpose subsidiaries in our Global Power Group business segment are reimbursed by customers for their costs of building and operating certain facilities over the lives of the corresponding service contracts. Depending on the specific legal rights and obligations under these arrangements, in some cases those reimbursements are treated as operating revenues at gross value and other cases as a reduction of cost.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments with original maturities of three months or less at the date of acquisition. We are dependent on cash repatriations to cover essentially all payments and expenses of our holding company and principal executive offices in Switzerland, to cover cash needs related to our asbestos related liability and other overhead expenses in the U.S. and, at our discretion, the acquisition of our shares under our share repurchase program. Cash and cash equivalents of $824,938 and $772,565 were held by our non-U.S. entities as of December 31, 2010 and 2009, respectively. These entities require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization requirements and, in some cases, contractual restrictions. Accordingly, a portion of these funds may not be readily available for repatriation to our entities in Switzerland or the U.S.

Trade Accounts Receivable — Trade accounts receivable represent amounts billed to customers. In accordance with terms under our long-term contracts, our customers may withhold certain percentages of such billings until completion and acceptance of the work performed, which we refer to as retention receivables. Final payment of retention receivables might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, are included in current assets on the consolidated balance sheet. Please see Note 3 for more detailed information regarding our retention receivable balances.

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

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method. We had inventories of $11,255 and $9,636 as of December 31, 2010 and 2009, respectively. Such amounts are recorded within other current assets on the consolidated balance sheet.

Land, Buildings and Equipment — Depreciation is computed on a straight-line basis using estimated lives ranging from 10 to 50 years for buildings and from 3 to 35 years for equipment. Depreciation expense is allocated to cost of operating revenues or selling, general and administrative expenses based on the manner in which the underlying assets are deployed. Expenditures for maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses, if any, are reflected in earnings.

Restricted Cash — The following table details our restricted cash balances held by our entities:

	December 31, 2010			December 31, 2009
	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total

Held by special-purpose entities and restricted for debt service payments	$6,685	$269	$6,954	$15,613	$267	$15,880
Held to collateralize letters of credit and bank guarantees	9,720	—	9,720	5,280	—	5,280
Client dedicated accounts	8,140	2,688	10,828	13,340	405	13,745

Total	$24,545	$2,957	$27,502	$34,233	$672	$34,905

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

Variable Interest Entities — We sometimes form separate legal entities such as corporations, partnerships and limited liability companies in connection with the execution of a single contract or project. Upon formation of each separate legal entity, we perform an evaluation to determine whether the new entity is a VIE, and whether we are the primary beneficiary of the new entity, which would require us to consolidate the new entity in our financial results. We reassess our initial determination on whether the entity is a VIE upon the occurrence of certain events and whether we are the primary beneficiary as outlined in current accounting guidelines. If the entity is not a VIE, we determine the accounting for the entity under the voting interest accounting guidelines.

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

As of December 31, 2010, we participated in certain entities determined to be VIEs, including a gas-fired cogeneration facility in Martinez, California, a waste-to-energy facility in Camden, New Jersey and a refinery/electric power generation project in Chile. We consolidate the operations of both the Martinez and Camden projects while we record our participation in the Chile based project on the equity method of accounting.

Please see Note 5 for further information regarding our participation in these projects.

Goodwill and Other Intangible Assets — Goodwill is allocated to our reporting units on a relative fair value basis at the time of the original purchase price allocation. Other intangible assets consist principally of patents, trademarks, customer relationships, pipeline, and backlog. Patents and trademarks are amortized on a straight-line basis over periods of 3 to 40 years. Customer relationships, pipeline and backlog are amortized on a straight-line basis over periods of 1 to 13 years.

We test goodwill for impairment at the reporting unit level, which is defined as the components one level below our operating segments, as these components constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. Presently, goodwill exists in two of our reporting units - one within our Global Power Group business segment and one within our Global E&C Group business segment.

The goodwill impairment test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each fiscal year, we evaluate goodwill at each reporting unit to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. As of December 31, 2010 and 2009, the estimated fair value of each of the reporting units was sufficiently in excess of its carrying values even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying values of goodwill was required.

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

We do not make a provision for incremental income taxes on subsidiary earnings, which have been retained in the subsidiary’s country of domicile, if we expect such earnings to be indefinitely reinvested in that jurisdiction. Unremitted earnings of our subsidiaries, that have been, or are intended to be, permanently reinvested (and for which no incremental income tax has been provided) aggregated $383,800 as of December 31, 2010. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

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

Foreign Currency — The functional currency of Foster Wheeler AG is the U.S. dollar. The functional currency of our non-U.S. operations is typically the local currency of their country of domicile. Assets and liabilities of non-U.S. entities are translated into U.S. dollars, our reporting currency, at period-end exchange rates with the resulting translation adjustment recorded as a separate component within accumulated other comprehensive loss. Income and expense accounts and cash flows are translated at weighted-average exchange rates for the period.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other deductions, net on our consolidated statement of operations. The net balance of our foreign currency transaction gains and losses for fiscal years 2010, 2009 and 2008 were as follows:

	Fiscal Years
	2010	2009	2008

Net foreign currency transaction gains/(losses)	$(5,778)	$979	$(16,543)

Net foreign currency transaction gains/(losses), net of tax	$(4,367)	$780	$(10,753)

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

Our financial assets and liabilities that are recorded at fair value on a recurring basis consist primarily of the assets or liabilities arising from derivative financial instruments and defined benefit pension plan assets. See Note 10 for further information regarding our derivative financial instruments and Note 8 for further information regarding our defined benefit pension plan assets.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Financial instruments valued independent of the fair value hierarchy:

•	Cash, Cash Equivalents and Restricted Cash — The carrying value of our cash, cash equivalents and restricted cash approximates fair value because of the demand nature of many of our deposits or short-term maturity of these instruments.

Financial instruments valued within the fair value hierarchy:

•	Long-term Debt — We estimate the fair value of our long-term debt (including current installments) based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities using level 2 inputs.

•	Foreign Currency Forward Contracts — We estimate the fair value of foreign currency forward contracts by obtaining quotes from financial institutions or market transactions in either the listed or over-the-counter markets, which we further corroborate with observable market data using level 2 inputs.

•	Interest Rate Swaps — We estimate the fair value of our interest rate swaps based on quotes obtained from financial institutions, which we further corroborate with observable market data using level 2 inputs.

•	Defined Benefit Pension Plan Assets — In accordance with current accounting guidance, our valuations include the use of net asset values for commingled fund assets. For other defined benefit pension plan assets, we estimate the fair value at each fiscal year end based on quotes obtained from financial institutions. We further corroborate the above valuations with observable market data using level 1 and 2 inputs.

External Legal Fees — External legal fees are expensed as incurred and recorded in other deductions, net on our consolidated statement of operations with the exception of external legal fees associated with asbestos defense costs (please refer to Note 16 for further information related to our accounting for asbestos defense costs). We incurred external legal fees, excluding asbestos defense costs, of $17,800, $16,400, and $23,100 for fiscal years 2010, 2009 and 2008, respectively, which include external legal fees related to project claims.

Restrictions on Shareholders’ Dividends — We have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends. Our current U.S. senior secured credit agreement contains limitations on cash dividend payments.

Retirement of Shares under Share Repurchase Program — On September 12, 2008, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $750,000 of our outstanding shares and the designation of the repurchased shares for cancellation. On November 4, 2010, our Board of Directors proposed an increase to our share repurchase program of $335,000 and the designation of the repurchased shares for cancellation, which was approved by our shareholders at an extraordinary general meeting on February 24, 2011.

Under Swiss law, the cancellation of shares previously repurchased under our share repurchase program must be approved by our shareholders. Repurchased shares remain as treasury shares on our balance sheet until cancellation. We expect to seek specific shareholder approval for the cancellation of all treasury shares as of December 31, 2010 and amend our Articles of Association to reduce our share capital accordingly at our 2011 annual general meeting of shareholders. Based on the aggregate share repurchases under our program

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

through December 31, 2010, we are authorized to repurchase up to an additional $500,591 of our outstanding shares.

Any repurchases will be made at our discretion in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time.

All treasury shares are carried at cost on the consolidated balance sheet until the cancellation of the shares has been approved by our shareholders and the cancellation is registered with the commercial register of the Canton of Zug in Switzerland. Upon the effectiveness of the cancellation of the shares, the cost of the shares cancelled will be removed from treasury shares, on the consolidated balance sheet, the par value of the cancelled shares will be removed from registered shares, on the consolidated balance sheet, and the excess of the cost of the treasury shares above par value will be removed from paid-in capital, on the consolidated balance sheet.

Once repurchased, treasury shares are no longer considered outstanding, which results in a reduction to the weighted-average number of shares outstanding during the reporting period when calculating earnings per share, as described below.

Earnings per Share — Basic earnings per share is computed by dividing net income attributable to Foster Wheeler AG by the weighted-average number of shares outstanding during the reporting period, excluding non-vested restricted shares. There were no non-vested restricted shares as of December 31, 2010 and December 31, 2009, and 82,980 non-vested restricted shares as of December 26, 2008. Restricted shares and restricted share units (collectively, “restricted awards”) are included in the weighted-average number of shares outstanding when such restricted awards vest.

Diluted earnings per share is computed by dividing net income attributable to Foster Wheeler AG by the combination of the weighted-average number of shares outstanding during the reporting period and the impact of dilutive securities, if any, such as outstanding stock options, warrants to purchase shares and the non-vested portion of restricted awards to the extent such securities are dilutive. Our previously outstanding warrants are included in the earnings per share calculation for fiscal years 2009 and 2008. The remaining warrants expired on October 2, 2009.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

The computations of basic and diluted earnings per share were as follows:

	Fiscal Years
	2010	2009	2008

Basic earnings per share:
Net income attributable to Foster Wheeler AG	$215,407	$350,156	$526,620
Weighted-average number of shares outstanding for basic earnings per share	126,032,130	126,541,962	141,149,590

Basic earnings per share	$1.71	$2.77	$3.73

Diluted earnings per share:
Net income attributable to Foster Wheeler AG	$215,407	$350,156	$526,620
Weighted-average number of shares outstanding for basic earnings per share	126,032,130	126,541,962	141,149,590
Effect of dilutive securities:
Options to purchase shares	236,363	124,602	1,228,170
Warrants to purchase shares	—	355,472	574,591
Non-vested portion of restricted awards	308,362	152,575	151,679

Weighted-average number of shares outstanding for diluted earnings per share	126,576,855	127,174,611	143,104,030

Diluted earnings per share	$1.70	$2.75	$3.68

The following table summarizes options not included in the calculation of diluted earnings per share as the exercise price of those options was greater than the average share price for the period, which would result in an antidilutive effect on diluted earnings per share:

	Fiscal Years
	2010	2009	2008

Options not included in the computation of diluted earnings per share	2,141,454	2,802,193	522,566

2.	Business Combinations

In December 2010, we acquired the assets of a proprietary sulfur recovery technology business for $1,000. The sulfur recovery technology is used to treat gas streams containing hydrogen sulfide for the purpose of reducing the sulfur content of fuel products and to recover a saleable sulfur by-product. The acquisition includes patents, know-how and skilled personnel. The purchase price allocation and pro forma information for this acquisition were not material to our consolidated financial statements. This company’s financial results are included within our Global E&C Group business segment.

In October 2009, we acquired substantially all of the assets of the Houston operations of Atlas Engineering, Inc., a privately held company, for a purchase price of approximately $21,000. The purchase price may be increased by an estimated $12,000 for contingent consideration depending on the acquired company’s EBITDA, as defined in the purchase agreement for this transaction, over the first three years after the closing date. The estimated fair value of the contingent consideration liability on our consolidated balance sheet as of December 31, 2010 was $6,625. The acquired company is active in upstream oil and gas engineering services. The purchase price allocation and pro forma information for this acquisition were not

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

In July 2008, we acquired the majority of the assets and work force of an engineering design company. Purchase consideration payments since the acquisition totaled $8,000, which includes performance milestones that were achieved. This company, which has an engineering center in Kolkata, India, provides engineering services to the petrochemical, refining, upstream oil and gas and power industries. The purchase price allocation and pro forma information for this acquisition were not material to our consolidated financial statements. This company’s financial results are included within our Global E&C Group business segment.

In February 2008, we acquired all of the outstanding capital stock of a biopharmaceutical engineering company, based in Philadelphia, Pennsylvania. Purchase consideration payments since the acquisition totaled $12,207, plus up to an additional $8,700 to be paid if certain performance milestones are met over the following three years. This company provides design, engineering, manufacture, installation, validation and startup/commissioning services to the life sciences industry. The purchase price allocation and pro forma information for this acquisition were not material to our consolidated financial statements. This company’s financial results are included within our Global E&C Group business segment.

3.	Accounts and Notes Receivable, net

The following table shows the components of trade accounts and notes receivable:

	December 31,	December 31,
	2010	2009

From long-term contracts:
Amounts billed due within:
One year	$544,225	$492,391
Two years	1,264	169

Total receivables from long-term contracts	545,489	492,560

Retention receivables:
Estimated to be due in:
One year	39,299	33,857
Two years	2,600	10,957
Three years and thereafter	5,731	—

Total retention receivables	47,630	44,814

Trade accounts and notes receivable, gross	593,119	537,374
Less: Allowance for doubtful accounts	(15,719)	(10,849)

Trade accounts and notes receivable, net	$577,400	$526,525

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

3.	Accounts and Notes Receivable, net — (Continued)

We have not recorded a provision for the outstanding retention receivable balances as of December 31, 2010 and 2009.

The following table shows the components of other accounts and notes receivable, net:

	December 31,	December 31,
	2010	2009

Asbestos insurance receivable	$56,377	$69,007
Foreign refundable value-added tax	18,094	23,397
Other	22,287	25,314

Other accounts and notes receivable, net	$96,758	$117,718

4.	Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 31,	December 31,
	2010	2009

Land and land improvements	$18,183	$18,226
Buildings	293,223	300,345
Furniture, fixtures and equipment	496,004	507,280
Construction in progress	3,168	2,004

Land, buildings and equipment, gross	810,578	827,855
Less: Accumulated depreciation	(448,491)	(429,723)

Land, buildings and equipment, net	$362,087	$398,132

Depreciation expense for fiscal years 2010, 2009 and 2008 was $46,833, $39,357 and $39,271, respectively.

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

Investment in Unconsolidated Affiliates

We own a noncontrolling interest in two electric power generation projects, one waste-to-energy project and one wind farm project in Italy and in a refinery/electric power generation project in Chile. We also own a 50% noncontrolling interest in a project based in Italy which generates earnings from royalty payments linked to the price of natural gas. Based on the outstanding equity interests of these entities, we own 41.65% of each of the two electric power generation projects in Italy, 39% of the waste-to-energy project and 50% of the wind farm project. We have a notional 85% equity interest in the project in Chile; however, we are not the primary

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

5.	Investments — (Continued)

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

On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our unconsolidated affiliate’s plant in Chile. The project’s facility suspended normal operating activities on that date. Subsequent to that date, our unconsolidated affiliate filed a claim with their insurance carrier. A preliminary assessment of the extent of the damage was completed and an estimate of the required cost of repairs was developed. Based on the assessment and cost estimate, as well as correspondence received from the insurance carrier, we expect the property damage insurance recovery to be sufficient to cover the estimated costs of repairing the facility. The insurance carrier also provided a preliminary assessment of the business interruption insurance recovery due to the project, and continues to advance insurance proceeds against this assessment. Based on this assessment, we expect the business interruption insurance recovery to substantially compensate the project for the loss of profits while the facility has suspended normal operating activities. Normal operating activities are anticipated to resume in late first quarter 2011.

The summarized financial information presented below for the Chile based project includes an estimated recovery under a property damage insurance policy sufficient to cover the costs that have been incurred to date to repair the facility and an estimated recovery under a business interruption insurance policy for fixed costs along with an estimated recovery for lost profits for the period from the suspension of the facility’s operations on February 27, 2010 through December 31, 2010.

We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for these entities (each as a whole) based on where the projects are located:

	December 31, 2010		December 31, 2009
	Italy	Chile	Italy	Chile

Balance Sheet Data:
Current assets	$396,512	$70,381	$325,688	$46,311
Other assets (primarily buildings and equipment)	395,264	117,779	644,344	127,393
Current liabilities	202,658	43,909	173,593	40,444
Other liabilities (primarily long-term debt)	275,466	50,132	440,942	63,109
Net assets	313,652	94,119	355,497	70,151

	Fiscal Years
	2010		2009		2008
	Italy	Chile	Italy	Chile	Italy	Chile

Income Statement Data:
Total revenues	$520,907	$48,337	$361,797	$63,330	$439,455	$88,586
Gross profit/(loss)	26,996	(1,639)	90,228	37,412	95,492	53,161
Income before income taxes	11,046	34,244	74,430	32,129	69,208	47,445
Net (loss)/earnings	(17)	28,422	44,234	26,667	29,028	39,379

Our investment in these unconsolidated affiliates is recorded within investments in and advances to unconsolidated affiliates on the consolidated balance sheet and our equity in the net earnings of these

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

5.	Investments — (Continued)

unconsolidated affiliates is recorded within other income, net on the consolidated statement of operations. The investments and equity earnings of the Italy based projects and Chile based project are included in our Global E&C Group and Global Power Group business segments, respectively. Our consolidated financial statements reflect the following amounts related to these unconsolidated affiliates:

	Fiscal Years
	2010	2009	2008

Equity in the net earnings of partially owned affiliates	$23,009	$34,953	$33,905
Distributions from equity affiliates	$18,055	$25,486	$24,452

	December 31,	December 31,
	2010	2009

Total investment in equity affiliates	$200,668	$215,280

Our equity earnings for our Chile based project in fiscal year 2010 was $20,670, which primarily represents our equity interest in the after tax estimated recovery under our Chile based project’s business interruption insurance policy. In accordance with authoritative accounting guidance on business interruption insurance, we recorded an estimated recovery for lost profits as substantially all contingencies related to the insurance claim had been resolved. Our Chile based project’s estimated recovery for lost profits covered the period from February 27, 2010 through December 31, 2010.

The two electric power generation projects in Italy, owned by the companies Centro Energia Teverola S.p.A., (“CET”) and Centro Energia Ferrara S.p.A., (“CEF”), in which we hold 41.65% of the shares in each company, have long-term power off-take agreements in place with the Authority for Energy (the “Energy Authority”), which is part of the Italian Economic Development Ministry (the “Ministry”). The power off-take agreements with the Energy Authority included an incentivized tariff during the period of operation. In September 2010, the Ministry announced an option for certain projects, including those of CEF and CET, to terminate their long-term power off-take agreements with the Energy Authority in exchange for a lump-sum payment. The payment is determined by specific calculation under parameters established by the Ministry. In October 2010, CEF and CET submitted an application to terminate their power off-take agreements and, in December 2010, the Ministry approved the applications. CET and CEF recognized revenue for the full value of the termination payments in their 2010 financial statements.

In light of the termination of the power off-take agreement at CET, we and our partner in CET decided to shut down the plant effective January 1, 2011. CET recorded an impairment charge to write down their assets, primarily fixed assets, to fair value in their financial statements as a result of the decision to shut down the plant. Our investment in CET was reduced by an equity loss of $5,300, inclusive of an $8,000 impairment charge, in fiscal year 2010 based on CET’s 2010 financial results. As a result of the foregoing, the carrying value of our CET investment approximated fair value at December 31, 2010.

We and our partner in CEF decided to continue to operate the plant at least temporarily on a merchant basis following the termination of its power off-take agreement. We and our partner continue to review the economic viability of the project and we may consider a potential sale of the plant in 2011. In light of the termination of the power off-take agreement, CEF recorded an impairment charge, which considered estimates related to the continued operation of the plant and potential sale of the plant, to write down their assets, primarily fixed assets, to fair value in their financial statements. Our investment in CEF was reduced by an equity loss of $2,900, inclusive of a $5,200 impairment charge in fiscal year 2010 based on CEF’s 2010 financial results. As a result of the foregoing, the carrying value of our CEF investment approximated fair value at December 31, 2010.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

5.	Investments — (Continued)

We have guaranteed certain performance obligations of the Chile based project. We do not expect that the earthquake will require us to contribute to this project under our guarantee of the project’s performance obligations.

We have a contingent obligation, which is measured annually based on the operating results of the Chile based project for the preceding year and is shared equally with our minority interest partner. We did not have a current payment obligation under this guarantee as of December 31, 2010.

In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the Chile based project does not generate sufficient cash flows to make such payments. We are required to maintain the debt service reserve letter of credit during the term of the Chile based project’s debt, which matures in 2014. As of December 31, 2010, no amounts have been drawn under this letter of credit and, based on our current assessment following the earthquake in Chile as described above, we do not anticipate any amounts being drawn under this letter of credit.

We also have a wholly-owned subsidiary that provides operations and maintenance services to the Chile based project. We continue to provide our services to the project while the facility has suspended normal operating activities, as a result of the earthquake in Chile noted above, which have been focused on assessing the damage caused by the earthquake and the related repair for the facility to resume normal operating activities. We record the fees for operations and maintenance services in operating revenues on our consolidated statement of operations and the corresponding receivable in trade accounts and notes receivable on our consolidated balance sheet. Our consolidated financial statements include the following balances related to our Chile based project:

	Fiscal Years
	2010	2009	2008

Fees for operations and maintenance services (included in operating revenues)	$9,841	$8,464	$9,312

	December 31,	December 31,
	2010	2009

Receivable from our unconsolidated affiliate in Chile (included in trade receivables)	$632	$4,916

We also have guaranteed the performance obligations of our wholly-owned subsidiary under the Chile based project’s operations and maintenance agreement. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have ever been paid under the guarantee.

Our share of the undistributed retained earnings of our equity investees amounted to $112,742 and $122,337 as of December 31, 2010 and 2009, respectively.

Other Investments

We are the majority equity partner and general partner of a gas-fired cogeneration facility in Martinez, California, and we own 100% of the equity in a waste-to-energy facility in Camden, New Jersey (please see Note 16 for further information on the waste-to-energy facility). We have determined that these entities are VIEs and that we are the primary beneficiary of these VIEs since we have the power to direct the activities that most significantly impact the VIE’s performance. These activities include the operations and maintenance of the facilities. Accordingly, we consolidate these entities. The aggregate net assets of these entities are presented below.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

5.	Investments — (Continued)

	December 31,	December 31,
Balance Sheet Data (excluding intercompany balances):	2010	2009

Current assets	$15,915	$14,722
Other assets (primarily buildings and equipment)	102,457	104,552
Current liabilities	11,177	31,014
Other liabilities	1,791	876
Net assets	105,404	87,384

6.	Goodwill and Other Intangible Assets

We have tracked accumulated goodwill impairments since December 29, 2001, the first day of fiscal year 2002 and our date of adoption of the accounting guidelines related to the assessment of goodwill for impairment. There were no accumulated goodwill impairment losses as of that date.

The following table provides the rollforward of our goodwill balances:

	December 31, 2010			December 31, 2009
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Carrying	Impairment	Carrying	Carrying	Impairment	Carrying
	Amount	Losses	Amount	Amount	Losses	Amount

Global E&C Group:
Balance at beginning of year	$36,484	$(36)	$36,448	$11,325	$(36)	$11,289
Goodwill acquired during the year	3,921	—	3,921	24,400	—	24,400
Foreign currency translation adjustment	41	—	41	759	—	759

Balance at end of year	$40,446	$(36)	$40,410	$36,484	$(36)	$36,448

Global Power Group:
Balance at beginning of year	$156,404	$(104,150)	$52,254	$155,026	$(104,150)	$50,876
Goodwill acquired during the year	—	—	—	—	—	—
Foreign currency translation adjustment	(3,747)	—	(3,747)	1,378	—	1,378

Balance at end of year	$152,657	$(104,150)	$48,507	$156,404	$(104,150)	$52,254

Total:
Balance at beginning of year	$192,888	$(104,186)	$88,702	$166,351	$(104,186)	$62,165
Goodwill acquired during the year	3,921	—	3,921	24,400	—	24,400
Foreign currency translation adjustment	(3,706)	—	(3,706)	2,137	—	2,137

Balance at end of year	$193,103	$(104,186)	$88,917	$192,888	$(104,186)	$88,702

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

6.	Goodwill and Other Intangible Assets — (Continued)

The following table provides our net carrying amount of goodwill by geographic region in which our reporting units are located:

	Global E&C Group		Global Power Group
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Goodwill Net Carrying Amount:
U.S.	$39,357	$35,436	$—	$—
Asia	1,053	1,012	—	—
Europe	—	—	48,507	52,254

Balance at end of year	$40,410	$36,448	$48,507	$52,254

During fiscal year 2010, goodwill increased related to contractual payments totaling approximately $3,200 related to prior acquisitions of businesses and $700 for the acquisition of assets of a proprietary sulfur recovery technology business. These increases were related to our Global E&C Group’s U.S. operations.

The following table sets forth amounts relating to our identifiable intangible assets:

	December 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents	$41,237	$(28,476)	$12,761	$39,304	$(24,983)	$14,321
Trademarks	63,774	(27,764)	36,010	63,676	(24,487)	39,189
Customer relationships, pipeline and backlog	22,329	(5,030)	17,299	21,934	(2,415)	19,519

Total	$127,340	$(61,270)	$66,070	$124,914	$(51,885)	$73,029

As of December 31, 2010, the net carrying amounts of our identifiable intangible assets were $48,673 for our Global Power Group and $17,397 for our Global E&C Group. Identifiable intangible asset amortization expense is recorded within cost of operating revenues on the consolidated statement of operations. The following table details amortization expense by period:

	Fiscal Years
	2010	2009	2008

Amortization expense	$6,496	$5,640	$4,716

	Fiscal Years
	2011	2012	2013	2014	2015

Approximate full year amortization expense	$6,200	$5,900	$5,600	$5,300	$5,300

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Borrowings

The following table shows the components of our long-term debt:

	December 31, 2010			December 31, 2009
	Current	Long-term	Total	Current	Long-term	Total

Capital Lease Obligations	$2,574	$59,024	$61,598	$1,492	$65,327	$66,819
Special-Purpose Limited Recourse Project Debt:
Camden County Energy Recovery Associates	—	—	—	21,865	—	21,865
FW Power S.r.l.	7,403	81,047	88,450	7,428	95,661	103,089
Energia Holdings, LLC at 11.443% interest, due April 15, 2015	2,019	11,220	13,239	3,187	13,239	16,426
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2024	—	1,283	1,283	—	1,283	1,283
Term Loan in China at 4.374% interest, due January 8, 2010	—	—	—	2,930	—	2,930
Other	—	—	—	28	—	28

Total	$11,996	$152,574	$164,570	$36,930	$175,510	$212,440

Estimated fair value			$182,602			$222,165

Interest Costs — Interest costs incurred in fiscal years 2010, 2009 and 2008 were $14,842, $17,166 and $16,463, respectively.

Capital Lease Obligations — We have entered into a series of capital lease obligations, primarily for office buildings. Assets under capital lease obligations are summarized as follows:

	December 31,	December 31,
	2010	2009

Buildings and improvements	$48,022	$48,299
Less: Accumulated depreciation	(16,916)	(14,924)

Net assets under capital lease obligations	$31,106	$33,375

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Borrowings — (Continued)

The following are the minimum lease payments to be made in each of the years indicated for our capital lease obligations as of December 31, 2010:

Fiscal years:
2011	$9,050
2012	8,607
2013	8,326
2014	8,570
2015	8,654
Thereafter	71,683
Less: Interest	(53,292)

Net minimum lease payments under capital lease obligations	61,598
Less: Current portion of net minimum lease payments	(2,574)

Long-term portion of net minimum lease payments	$59,024

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

The Camden County Energy Recovery Associates debt represented Solid Waste Disposal and Resource Recovery System Revenue Bonds. These bonds were repaid by the Pollution Control Finance Authority of Camden County (“PCFA”) and the State of New Jersey at the scheduled maturity date in December 2010. The repayment of the bonds by the PCFA and the State of New Jersey in fiscal years 2010, 2009 and 2008 resulted in non-cash gains of $21,865, $9,914 and $9,648, respectively. The bonds were collateralized by a pledge of certain revenues and assets of the project, but not the plant. The waste-to-energy project is located in Camden, New Jersey in the United States. Please refer to Note 16 for further information.

FW Power S.r.l., which is the owner of certain electric power generating wind farms in Italy, has project financing for two wind farm projects under base facilities and value-added tax (“VAT”) facilities. The base facilities bear interest at variable rates based upon 6-month Euribor plus a spread varying from 0.9% to 1.0% throughout the life of the debt and are repayable semi-annually based upon a pre-defined payment schedule through December 31, 2022. The VAT facilities bear interest based upon 6-month Euribor plus a spread of 0.5% and are repayable semi-annually based upon actual VAT received during commercial operation through December 31, 2013.

The debt is collateralized by certain revenues and assets of FW Power S.r.l. Our total borrowing capacity under the FW Power S.r.l. credit facilities is €75,300 (approximately $100,700 at the exchange rate as of December 31, 2010).

We have executed interest rate swap contracts that effectively convert approximately 90% of the base facilities to a weighted-average fixed interest rate of 4.48%. The swap contracts are in place through the life of the facilities. See Note 10, “Derivative Financial Instruments — Interest Rate Risk,” for our accounting policy related to these interest rate swap contracts. The interest rates on the VAT facilities and the portion of the base facilities not subject to the interest rate swap contracts were 1.738% and 2.138%, respectively, as of December 31, 2010.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Borrowings — (Continued)

The Energia Holdings, LLC notes are collateralized by certain revenues and assets of a special-purpose subsidiary, which has an indirect ownership interest in a refinery/electric power generation project in Chile.

Subordinated Robbins Facility Exit Funding Obligations (“Robbins bonds”) — In connection with the restructuring of debt incurred to finance construction of a waste-to-energy facility in the Village of Robbins, Illinois in the U.S., we assumed certain subordinated obligations. The 1999C Bonds due October 15, 2024 (the “1999C bonds”) are the only Robbins bonds outstanding as of December 31, 2010, as the remaining subordinated obligations were paid off in full at their scheduled maturity dates. The 1999C bonds are subject to mandatory sinking fund reduction prior to maturity at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date. On October 3, 2008, we acquired a portion of our 1999C bonds for $19,016 of cash, plus accrued and unpaid interest to date.

Term Loans in China — During fiscal year 2010, one of our subsidiaries based in China repaid its outstanding term loan at the scheduled maturity date. Also during fiscal year 2010, the same China based subsidiary entered into a new term loan for approximately $2,200 at an interest rate of 4.78%, which was also repaid in fiscal year 2010.

Aggregate Maturities — Aggregate principal repayments and sinking fund requirements of long-term debt, excluding payments on capital lease obligations, over the next five years are as follows:

	Fiscal Years
	2011	2012	2013	2014	2015	Thereafter	Total

Aggregate maturities by year	$9,422	$10,162	$10,549	$10,595	$14,468	$47,776	$102,972

U.S. Senior Secured Credit Agreement — On July 30, 2010, Foster Wheeler AG, Foster Wheeler Ltd., certain of Foster Wheeler Ltd.’s subsidiaries and BNP Paribas, as Administrative Agent, entered into a four-year amendment and restatement of our U.S. senior secured credit agreement, which we entered into in October 2006. The amended and restated U.S. senior secured credit agreement provides for a facility of $450,000, and includes a provision which permits future incremental increases of up to an aggregate of $225,000 in total additional availability under the facility. The amended and restated U.S. senior secured credit agreement permits us to issue up to $450,000 in letters of credit under the facility. Letters of credit issued under the amended and restated U.S. senior secured credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in our corporate credit rating as reported by Moody’s Investors Service, which we refer to as Moody’s, and/or Standard & Poor’s, or S&P. We received a corporate credit rating of BBB- as issued by S&P during the fiscal third quarter of 2010, which, under the amended and restated U.S. senior secured credit agreement, reduces our pricing for letters of credit issued under the agreement. Based on our current credit ratings, letter of credit fees for performance and financial letters of credit issued under the amended and restated U.S. senior secured credit agreement are 1.000% and 2.000% per annum of the outstanding amount, respectively, excluding fronting fees. We also have the option to use up to $100,000 of the $450,000 for revolving borrowings at a rate equal to adjusted LIBOR, as defined in the agreement, plus 2.000%, subject also to the performance pricing noted above.

Fees and expenses incurred in conjunction with the execution of our amended and restated U.S. senior credit agreement were approximately $4,300 and are being amortized to expense over the four-year term of the agreement, which commenced in the fiscal third quarter of 2010. As a result of amending and restating our October 2006 U.S. senior secured credit agreement in July 2010, we incurred a charge in fiscal year 2010 of $1,600 related to unamortized fees and expenses remaining from the October 2006 agreement, which was recorded in other deductions, net on the consolidated statement of operations.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Borrowings — (Continued)

The assets and/or stock of certain of our subsidiaries collateralize our obligations under our amended and restated U.S. senior secured credit agreement. Our amended and restated U.S. senior secured credit agreement contains various customary restrictive covenants that generally limit our ability to, among other things, incur additional indebtedness or guarantees, create liens or other encumbrances on property, sell or transfer certain property and thereafter rent or lease such property for substantially the same purposes as the property sold or transferred, enter into a merger or similar transaction, make investments, declare dividends or make other restricted payments, enter into agreements with affiliates that are not on an arms’ length basis, enter into any agreement that limits our ability to create liens or the ability of a subsidiary to pay dividends, engage in new lines of business, with respect to Foster Wheeler AG, change Foster Wheeler AG’s fiscal year or, with respect to Foster Wheeler AG, Foster Wheeler Ltd. and one of our holding company subsidiaries, directly acquire ownership of the operating assets used to conduct any business. In the event that our corporate credit rating as issued by Moody’s is at least Baa3 and as issued by S&P is at least BBB-, all liens securing our obligations under the amended and restated U.S. senior secured credit agreement will be automatically released and terminated.

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

We had approximately $310,100 and $308,000 of letters of credit outstanding under our U.S. senior secured credit agreement in effect as of December 31, 2010 and 2009, respectively. The letter of credit fees under the U.S. senior secured credit agreement outstanding as of December 31, 2010 and 2009 ranged from 1.00% to 2.00% and 1.50% to 1.60%, respectively, of the outstanding amount, excluding fronting fees. There were no funded borrowings outstanding under either of these two agreements as of December 31, 2010 or 2009.

8.	Pensions and Other Postretirement Benefits

We have defined benefit pension plans in the United States or U.S., the United Kingdom, or U.K., Canada, Finland, France, India and South Africa, and we have other postretirement benefit plans for health care and life insurance benefits in the U.S. and Canada. We also have defined contribution retirement plans in the U.S. and the U.K. Finally, we have certain other benefit plans including government mandated postretirement programs.

We recognize the funded status of each of our defined benefit pension and other postretirement benefit plans on our consolidated balance sheet. We recognize any gains or losses, which are not recognized as a component of annual service cost, as a component of other comprehensive income, net of tax. We record net actuarial losses, prior service cost/(credits) and net transition obligations/(assets) within accumulated other comprehensive loss on the consolidated balance sheet.

Defined Benefit Pension Plans — Our defined benefit pension plans, or pension plans, cover certain full-time employees. Under the pension plans, retirement benefits are primarily a function of both years of service and level of compensation. The U.S. pension plans, which are closed to new entrants and additional benefit accruals, and the Canada, Finland, France and India pension plans are non-contributory. The U.K. pension

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

plan, which is closed to new entrants and additional benefit accruals, and the South Africa pension plan are both contributory plans.

Effective March 31, 2010, we closed the U.K. pension plan for future defined benefit accrual. As a result of the U.K. plan closure, we recognized a curtailment gain in our statement of operations for fiscal year 2010 of approximately £13,300 (approximately $20,086 at the exchange rate in effect at the time of the pension plan closure).

Other Postretirement Benefit Plans — Certain employees in the U.S. and Canada may become eligible for health care and life insurance benefits (“other postretirement benefits”) if they qualify for and commence normal or early retirement pension benefits as defined in the U.S. and Canada pension plans while working for us.

Additionally, one of our subsidiaries in the U.S. also has a benefit plan, referred to as the Survivor Income Plan (“SIP”), which provides coverage for an employee’s beneficiary upon the death of the employee. This plan has been closed to new entrants since 1988. Total liabilities under the SIP, which were $16,086 and $15,904 as of December 31, 2010 and 2009, respectively, are reflected in the other postretirement benefit obligation and funded status information below. The assets held to fund the benefits provided by the SIP, which reflect the cash surrender value of insurance polices purchased to cover obligations under the SIP, totaled $5,609 and $5,201 as of December 31, 2010 and 2009, respectively. The assets are recorded in other assets on the consolidated balance sheet and are not reflected in the other postretirement benefit obligation and funded status information.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

Components of net periodic benefit cost and changes recognized in other comprehensive income include:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans
	2010	2009	2008	2010	2009	2008

Net periodic benefit (credit)/cost:
Service cost	$2,901	$6,310	$11,142	$109	$134	$142
Interest cost	61,295	63,076	69,527	3,655	4,845	4,623
Expected return on plan assets	(61,945)	(52,106)	(72,524)	—	—	—
Amortization of net actuarial loss	16,179	21,196	19,476	56	845	466
Amortization of prior service (credit)/cost	(395)	7,901	4,826	(3,988)	(4,629)	(4,662)
Amortization of transition obligation	43	36	39	—	—	—
(Curtailment gain)/settlement charges, net*	(19,562)	243	886	—	—	—

Net periodic benefit (credit)/cost	$(1,484)	$46,656	$33,372	$(168)	$1,195	$569

Changes recognized in other comprehensive income:
Net actuarial loss/(gain)	$20,295	$55,144	$139,556	$1,093	$(8,916)	$3,679
Prior service (credit)/cost	(9,051)	(51,579)	39,861	—	—	1,609
Settlement charge recognized on the remeasurement of transitional asset	—	71	—	—	—	—
Amortization of net actuarial loss	(16,179)	(21,196)	(19,476)	(56)	(845)	(466)
Amortization of prior service credit/(cost)	395	(7,901)	(4,826)	3,988	4,629	4,662
Amortization of transition obligation	(43)	(36)	(39)	—	—	—

Total recognized in other comprehensive income — before tax	$(4,583)	$(25,497)	$155,076	$5,025	$(5,132)	$9,484

*	During fiscal year 2010, a curtailment gain resulted from the closure of the U.K. pension plan for future benefit accrual and charges were incurred related to the settlement of pension obligations with former employees of the Canada pension plan. During fiscal year 2009, net charges were incurred related to the settlement of pension obligations with former employees of the U.K., Canada and Finland pension plans. During fiscal year 2008, charges were incurred related to the settlement of pension obligations with former employees of the U.K. and Canada pension plans.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

The following is a summary of our net periodic pension (credit)/cost by defined benefit pension plan:

	2010	2009	2008

Net periodic benefit (credit)/cost by defined benefit pension plan:
United States	$5,501	$10,516	$(1,393)
United Kingdom*	(9,347)	33,706	31,851
Other	2,362	2,434	2,914

Net periodic benefit (credit)/cost	$(1,484)	$46,656	$33,372

*	The U.K. pension plan was closed for future benefit accrual effective March 31, 2010.

Estimated amortization expense to be recognized in net periodic benefit cost over the next fiscal year includes:

	Defined Benefit	Other Postretirement
	Pension Plans	Benefit Plans

Net actuarial loss	$13,300	$300
Prior service credit	$100	$3,600
Net transition obligation	$100	$—

The following table summarizes the weighted-average assumptions used to estimate our net periodic benefit cost and projected benefit obligation by fiscal year:

	Defined Benefit Pension Plans									Other Postretirement
	United States			United Kingdom			Other			Benefit Plans
	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008

Net periodic benefit cost:
Discount rate	5.67%	6.23%	6.31%	5.70%	6.20%	5.70%	5.37%	6.18%	5.85%	4.53%	6.26%	6.23%
Long-term rate of return	7.75%	8.25%	7.90%	6.70%	6.30%	6.80%	7.37%	7.14%	8.01%	N/A	N/A	N/A
Salary growth*	N/A	N/A	N/A	N/A	3.50%	4.10%	3.67%	3.07%	5.43%	N/A	N/A	N/A
Projected benefit obligations:
Discount rate	5.11%	5.67%	6.23%	5.50%	5.70%	6.20%	5.68%	6.22%	6.59%	4.88%	5.45%	6.28%
Salary growth*	N/A	N/A	N/A	N/A	4.05%	3.50%	4.22%	4.20%	3.79%	N/A	N/A	N/A

*	Salary growth is not applicable for frozen pension plans as future salary levels do not affect benefits payable.

N/A — Not applicable

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the pension plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. We annually review and adjust, as required, the long-term rate of return for our pension plans. The weighted-average expected long-term rate of return on plan assets has ranged from 6.9% to 7.2% over the past three years.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

Assumed healthcare cost trend rates for the other postretirement benefit plans were:

	Pre-Medicare Eligible	Medicare Eligible

Healthcare cost trend rate used for next fiscal year:
2009	8.30%	20.47%
2010	7.80%	6.36%
Rate to which the healthcare cost trend rate will ultimately decline	5.70%	5.60%
Year that the cost trend rate will reach its ultimate rate	2024	2024

Assumed healthcare cost trend rates have a significant effect on the costs and obligations reported for the other postretirement benefit plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point
	Increase	Decrease

Effect on total of service and interest cost components	$100	$(100)
Effect on accumulated postretirement benefit obligation	$2,300	$(2,000)

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

Projected benefit obligations and funded status for the fiscal years ended December 31, 2010 and 2009:

	Defined Benefit		Other Postretirement
	Pension Plans		Benefit Plans
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Change in projected benefit obligations:
Projected benefit obligations at beginning of year	$1,148,779	$987,414	$72,355	$82,464
Service cost	2,901	6,310	109	134
Interest cost	61,295	63,076	3,655	4,845
Plan participants’ contributions	1,961	5,427	1,851	1,869
Plan amendments	(23,209)	(51,654)	—	—
Actuarial loss/(gain)	58,305	121,378	1,093	(8,916)
Benefits paid	(71,216)	(60,349)	(7,933)	(8,132)
Special termination benefits/other	5,616	(809)	—	—
Foreign currency exchange rate changes	(30,566)	77,986	35	91

Projected benefit obligations at end of year	1,153,866	1,148,779	71,165	72,355

Change in plan assets:
Fair value of plan assets at beginning of year	968,280	768,418	—	—
Actual return on plan assets	100,088	118,086	—	—
Employer contributions	98,585	71,424	6,082	6,263
Plan participants’ contributions	1,961	5,427	1,851	1,869
Benefits paid	(71,216)	(60,349)	(7,933)	(8,132)
Other	130	(774)	—	—
Foreign currency exchange rate changes	(25,478)	66,048	—	—

Fair value of plan assets at end of year	1,072,350	968,280	—	—

Funded status at end of year	$(81,516)	$(180,499)	$(71,165)	$(72,355)

Funded status by plan:
United States	$(41,166)	$(60,554)	$(70,514)	$(71,723)
United Kingdom	(28,914)	(108,870)	—	—
Other	(11,436)	(11,075)	(651)	(632)

Funded status at end of year	$(81,516)	$(180,499)	$(71,165)	$(72,355)

Funded status recognized on the consolidated balance sheet:
Current liabilities	$(1,185)	$(942)	$(6,011)	$(6,597)
Non-current liabilities	(80,331)	(179,557)	(65,154)	(65,758)

Funded status at end of year	$(81,516)	$(180,499)	$(71,165)	$(72,355)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$505,723	$501,608	$5,439	$4,401
Prior service cost/(credit)	316	8,972	(28,659)	(32,647)
Net transition asset	(159)	(116)	—	—

Total before tax and allocation to noncontrolling interests	$505,880	$510,464	$(23,220)	$(28,246)

Accumulated benefit obligation at end of year	$1,052,658	$1,016,944

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

Defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,	December 31,
	2010(1)	2009(2)

Projected benefit obligation	$398,932	$380,183
Accumulated benefit obligation	395,832	377,284
Fair value of plan assets	344,670	306,119

(1)	Balances for the fiscal year ended December 31, 2010 do not include information for plans in the United Kingdom and South Africa since the plan assets of those plans exceeded the accumulated benefit obligation.

(2)	Balances for the fiscal year ended December 31, 2009 do not include information for plans in the United Kingdom and South Africa since the plan assets of those plans exceeded the accumulated benefit obligation.

Contributions:

Based on the minimum statutory funding requirements for fiscal year 2011, we are not required to make any mandatory contributions to our U.S. pension plans. Based on the minimum statutory funding requirements for fiscal year 2011, we expect to contribute total mandatory contributions of approximately $24,000 to our non-U.S. pension plans and approximately $6,200 to our other postretirement benefit plans.

Estimated future benefit payments:

We expect to make the following benefit payments:

	2011	2012	2013	2014	2015	2016-2020

Defined benefit pension plans	72,000	72,100	72,300	74,100	75,000	383,500
Other postretirement benefit plans	6,200	6,000	5,900	5,800	5,700	25,900

Plan Assets:

Each of our defined benefit pension plans in the U.S., U.K., Canada, India and South Africa is governed by a written investment policy. The pension plans in Finland and France have no plan assets.

The investment policy of each of our pension plans allocates assets in accordance with policy guidelines. These guidelines identify target and/or maximum and minimum allocations by asset class. Our guidelines vary by pension plan for each asset class, but generally range between 40% and 60% for equities, 40% and 50% for fixed income and 0% and 10% for cash, with the exception of plan contributions temporarily awaiting longer-term investment. Some of the guidelines expressly endorse +/- ranges, which ranges are generally 10% or less.

Investments are exposed to various risks, such as interest rate and market and credit risks. Due to the level of uncertainty related to certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and, that such changes could materially affect the fair value of our defined benefit plan assets, which in turn, would result in a change to our net pension benefit liability on our consolidated balance sheet. Accordingly, the valuation of investments at each fiscal year end may not be indicative of future valuations or the amounts that could be realized upon future liquidation. We develop investment policies for each of our pension plans which take these risks into account and we continually review the investment policies to ensure that the investment strategy is aligned with pension plan

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

liabilities and projected pension plan benefit payments. Based on our current holdings, we believe that our individual pension plans are not exposed to a significant concentration of risk in any particular sector or asset class.

Our pension plan assets are valued under the established framework for measuring fair value in accordance with U.S. generally accepted accounting principles. See Note 1 for further information regarding the measurement of fair value under U.S. generally accepted accounting principles and our accounting policy. Our pension plan assets measured within the fair value framework consist of commingled funds and equity securities. Quoted prices in active markets are used to value investments when available. Investments are valued at their closing price or, when not available, the last reported bid price. Commingled funds are valued at the net asset value for their underlying securities. In accordance with current accounting guidance, our valuations include the use of net asset values for commingled fund assets. We further corroborate the above valuations with observable market data using inputs within the fair value framework.

The fair values of our defined benefit pension plan assets as of December 31, 2010 and 2009 by asset category are as follows:

	Fair Value Measurements as of
	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Equity Securities(1)	$193,795	$—	$—	$193,795	$171,528	$—	$—	$171,528
Commingled Funds:
Equity(2)	—	307,964	—	307,964	—	299,217	—	299,217
Corporate Fixed Income(3)	—	217,734	—	217,734	—	194,520	—	194,520
Government Fixed Income(4)	—	254,836	—	254,836	—	248,726	—	248,726
Money Market(5)	—	1,106	—	1,106	—	11,153	—	11,153
Cash equivalents	—	88,813	—	88,813	—	32,470	—	32,470

Subtotal	$193,795	$870,453	$—	$1,064,248	$171,528	$786,086	$—	$957,614

Cash and cash equivalents				6,374				8,921
Plan receivables				1,728				1,745

Total plan assets				$1,072,350				$968,280

(1)	Publicly traded equity securities.

(2)	Primarily equity securities with a focus on long-term returns.

(3)	Primarily corporate fixed income securities with a focus on intermediate-term and long-term maturities.

(4)	Primarily government fixed-income securities with focus on current income and capital preservation with varying maturities.

(5)	Primarily short-term maturities of two years or less from various issuers with a focus on preservation of capital.

Defined Contribution Plans — Our U.S. subsidiaries have a 401(k) plan for salaried employees. We match 100% of the employee contributions on the first 6% of eligible base pay, subject to the annual limit on eligible earnings under the Internal Revenue Code. In total, our U.S. subsidiaries contributed approximately $7,000, $7,800, and $9,000 to the 401(k) plan in fiscal years 2010, 2009, and 2008, respectively. Our U.S. subsidiaries also have a Roth 401(k) plan for salaried employees.

Our U.K. subsidiaries offer a defined contribution plan for salaried employees. Under the defined contribution plan, amounts are credited as a percentage of earnings which percentage can be increased within

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

prescribed limits after five years of membership in the fund if matched by the employee. At termination (up to two years’ service only), an employee may receive the balance in the account. Otherwise, at termination or at retirement, an employee receives an annuity or a combination of lump-sum and annuity. Our U.K. subsidiaries contributed approximately $8,400, $3,800, and $3,400 in fiscal years 2010, 2009, and 2008, respectively, to the defined contribution plan.

Other Benefits — Certain of our non-U.S. subsidiaries participate in government-mandated indemnity and postretirement programs for their employees. Liabilities of $20,877 and $24,954 were recorded within pension, postretirement and other employee benefits on the consolidated balance sheet at December 31, 2010 and 2009, respectively, related to such benefits.

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

	Maximum	Carrying Amount of Liability
	Potential	December 31,	December 31,
	Payment	2010	2009

Environmental indemnifications	No limit	$8,400	$8,800
Tax indemnifications	No limit	$—	$—

We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Fiscal Years
	2010	2009	2008

Warranty Liability:
Balance at beginning of year	$110,800	$99,400	$87,800
Accruals	27,200	32,600	36,000
Settlements	(13,100)	(6,600)	(7,300)
Adjustments to provisions, including foreign currency translation	(24,600)	(14,600)	(17,100)

Balance at end of year	$100,300	$110,800	$99,400

We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $1,010,600 and $943,100 as of December 31, 2010 and 2009, respectively, primarily for guarantees of our performance on projects currently in execution or under warranty. These amounts include the standby letters of credit issued under the U.S. senior secured credit agreement discussed in Note 7 and from other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.

We have also guaranteed certain performance obligations in a refinery/electric power generation project based in Chile in which we hold a noncontrolling interest. See Note 5 for further information.

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

	Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	Location	2010	2009	Location	2010	2009
Derivatives designated as hedging instruments
Interest rate swap contracts	Other assets	$—	$—	Other long-term liabilities	$6,903	$6,554
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	2,112	1,174	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	2,978	4,934
Foreign currency forward contracts	Other accounts receivable	367	470	Accounts payable	38	246

Total derivatives		$2,479	$1,644		$9,919	$11,734

Foreign Currency Exchange Rate Risk

We operate on a worldwide basis with substantial operations in Europe that subject us to translation risk mainly relative to the Euro and British pound. Under our risk management policies, we do not hedge translation risk exposure. All activities of our affiliates are recorded in their functional currency, which is typically the local currency in the country of domicile of the affiliate. In the ordinary course of business, our affiliates enter into transactions in currencies other than their respective functional currencies. We seek to minimize the resulting foreign currency transaction risk by contracting for the procurement of goods and services in the same currency as the sales value of the related long-term contract. We further mitigate the risk through the use of foreign currency forward contracts.

The notional amount of foreign currency forward contracts provides one measure of the transaction volume outstanding as of the balance sheet date. As of December 31, 2010, we had a total gross notional amount of $215,652 related to foreign currency forward contracts. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contracts mature between fiscal years 2011 and 2013.

We are exposed to credit loss in the event of non-performance by the counterparties. These counterparties are commercial banks that are primarily rated “BBB+” or better by S&P (or the equivalent by other recognized credit rating agencies).

Increases in the fair value of the currencies sold forward result in losses while increases in the fair value of the currencies bought forward result in gains. For foreign currency forward contracts used to mitigate currency risk on our projects, the gain or loss from the portion of the mark-to-market adjustment related to the completed portion of the underlying project is included in cost of operating revenues at the same time as the underlying foreign currency exposure occurs. The gain or loss from the remaining portion of the mark-to-market adjustment, specifically the portion relating to the uncompleted portion of the underlying project is reflected directly in cost of operating revenues in the period in which the mark-to-market adjustment

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

10.	Derivative Financial Instruments — (Continued)

occurs. We also utilize foreign currency forward contracts to mitigate non-project related currency risks, which are recorded in other deductions, net. The gain or loss from the remaining uncompleted portion of our projects and other non-project related transactions were as follows:

		Amount of Gain/(Loss) Recognized in
Derivatives Not	Location of Gain/(Loss)	Income on Derivatives
Designated as	Recognized in Income on	Fiscal Years
Hedging Instruments	Derivative	2010	2009	2008

Foreign currency forward contracts	Cost of operating revenues	$(73)	$7,021	$(11,473)
Foreign currency forward contracts	Other deductions, net	98	756	(390)

Total		$25	$7,777	$(11,863)

The mark-to-market adjustments on foreign currency forward exchange contracts for these unrealized gains or losses are primarily recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.

In fiscal years 2010, 2009, and 2008, we included net cash outflows on the settlement of derivatives of $5,289, $10,600 and $8,410, respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities in the consolidated statement of cash flows.

Interest Rate Risk

We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps was $73,400 as of December 31, 2010.

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

The impact from interest rate swap contracts in cash flow hedging relationships was as follows:

	Fiscal Years
	2010	2009	2008

Gain/(loss) recognized in Other comprehensive income	$(3,735)	$(3,213)	$(5,752)
Gain/(loss) reclassified from Accumulated other comprehensive loss	2,942	2,317	(186)

See Note 12 for the related tax benefits on cash flow hedges that are recognized in other comprehensive income for the fiscal years ended December 31, 2010, December 31, 2009, and December 26, 2008.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

11.	Share-Based Compensation Plans

Our share-based compensation plans include both restricted awards and stock option awards. The following table summarizes our share-based compensation expense and related income tax benefit:

	Fiscal Years
	2010	2009	2008

Share-based compensation	$22,996	$22,781	$15,766
Related income tax benefit	353	448	332

We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

•	Expected volatility — we estimate the volatility of our shares using a “look-back” period which coincides with the expected term, defined below. We believe using a “look-back” period which coincides with the expected term is the most appropriate measure for determining expected volatility.

•	Expected term — we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”

•	Risk-free interest rate — we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

•	Dividends — we use an expected dividend yield of zero because we have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends.

We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	Fiscal Years
	2010	2009	2008

Expected volatility	69%	70%	57%
Expected term	3.9 years	3.6 years	3.6 years
Risk-free interest rate	1.60%	1.60%	1.88%
Expected dividend yield	0%	0%	0%

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

As of December 31, 2010, the breakdown of our unrecognized compensation cost and related weighted-average period for the cost to be recognized were as follows:

		Weighted-Average
	December 31,	Period for Cost to
	2010	be Recognized

Unrecognized compensation cost:
Stock options	$12,233	23 months
Restricted awards	$14,070	23 months

Total unrecognized compensation cost	$26,303	23 months

Omnibus Incentive Plan:

On May 9, 2006, our shareholders approved the Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan allows for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-contingent shares, performance-contingent units, cash-based awards and other equity-based awards to our employees, non-employee directors and third-party service providers. The Omnibus Plan effectively replaces our prior share-based compensation plans, and no further options or equity-based awards will be granted under any of the prior share-based compensation plans. The maximum number of shares as to which stock options and restricted stock awards may be granted under the Omnibus Plan is 9,560,000 shares, plus shares that become available for issuance pursuant to the terms of the awards previously granted under the prior compensation plans and outstanding as of May 9, 2006 and only if those awards expire, terminate or are otherwise forfeited before being exercised or settled in full (but not to exceed 10,000,000 shares). Shares awarded pursuant to the Omnibus Plan are issued out of our conditionally authorized shares.

The Omnibus Plan includes a “change in control” provision, which provides for cash redemption of equity awards issued under the Omnibus Plan in certain limited circumstances. In accordance with Securities and Exchange Commission Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” we present the redemption amount of these equity awards as temporary equity on the consolidated balance sheet as the equity award is amortized during the vesting period. The redemption amount represents the intrinsic value of the equity award on the grant date. In accordance with current accounting guidance regarding the classification and measurement of redeemable securities, we do not adjust the redemption amount each reporting period unless and until it becomes probable that the equity awards will become redeemable (upon a change in control event). Upon vesting of the equity awards, we reclassify the intrinsic value of the equity awards, as determined on the grant date, to permanent equity. A reconciliation of temporary equity for the fiscal years ended December 31, 2010, 2009 and 2008 are as follows:

	December 31,	December 31,	December 26,
	2010	2009	2008

Balance at beginning of year	$2,570	$7,586	$2,728
Compensation cost during the period for those equity awards with intrinsic value on the grant date	11,672	11,615	8,306
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(9,307)	(16,631)	(3,448)

Balance at end of year	$4,935	$2,570	$7,586

Our articles of association provide for conditional capital of 63,207,957 shares for the issuance of shares under our share-based compensation plans, outstanding share purchase warrants and other convertible securities

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

11.	Share-Based Compensation Plans — (Continued)

we may issue in the future. Conditional capital decreases upon issuance of shares in connection with the exercise of outstanding stock options or vesting of restricted stock units, with an offsetting increase to our issued and authorized share capital. As of December 31, 2010, our remaining available conditional capital was 60,675,249 shares.

Prior Share-Based Compensation Plans:

Our prior share-based compensation plans include the 1995 Stock Option Plan and the Stock Option Plan for Directors of Foster Wheeler, both of which were approved by our shareholders, and inducement options granted to our former chief executive officer in 2001 in connection with his employment agreement. No further awards will be granted under these plans. In connection with the Redomestication, Foster Wheeler AG assumed Foster Wheeler Ltd.’s obligations under Foster Wheeler Ltd.’s share-based incentive award programs and similar employee share-based awards. See Note 18 for further information related to the Redomestication.

Stock Option Awards:

A summary of employee stock option activity for fiscal years 2010, 2009, and 2008 is presented below:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	3,517,022	$30.53	3,077,046	$32.59	1,502,476	$44.45
Options exercised	(1,185,186)	$21.77	(65,026)	$23.23	(142,038)	$19.65
Options granted	535,123	$25.61	580,576	$30.15	1,761,246	$26.99
Options cancelled or expired	(129,962)	$55.22	(75,574)	$117.58	(44,638)	$251.94

Options outstanding at end of year	2,736,997	$32.19	3,517,022	$30.53	3,077,046	$32.59

Options available for grant at end of year	4,082,045		4,836,596		5,582,611

Weighted-average fair value of options granted*	$13.23		$15.25		$11.21

*	Based on grant date fair value of options.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

11.	Share-Based Compensation Plans — (Continued)

The following tables summarize our stock options outstanding and exercisable as of December 31, 2010:

			Stock Options Outstanding				Stock Options Exercisable
				Weighted-				Weighted-
				Average				Average
				Remaining	Weighted-	Aggregate		Remaining	Weighted-	Aggregate
			Number	Contractual	Average	Intrinsic	Number	Contractual	Average	Intrinsic
Range of Exercise Prices			Outstanding	Life	Exercise Price	Value	Exercisable	Life	Exercise Price	Value

$14.52	to	$16.50	38,424	2.52 years	$15.22	$741,690	19,125	2.03 years	$15.92	$355,710
21.43	to	21.70	1,031,252	2.91 years	21.43	13,498,765	566,855	2.90 years	21.43	7,419,808
22.86	to	26.07	543,923	2.87 years	24.88	5,242,606	101,868	1.28 years	25.02	967,845
28.11	to	33.73	592,942	3.61 years	31.66	1,698,670	213,530	2.70 years	31.91	558,240
46.90	to	56.88	181,167	0.70 years	51.18	—	181,167	0.70 years	51.18	—
65.62	to	116.00	349,289	2.02 years	68.29	—	300,682	1.99 years	68.72	—

$14.52	to	$116.00	2,736,997	2.79 years	$32.19	$21,181,731	1,383,227	2.25 years	$37.41	$9,301,603

The aggregate intrinsic value of outstanding options and exercisable options as of December 31, 2010 was calculated as the difference between the market price of our shares and the exercise price of the underlying options for the options that had an exercise price lower than the market price of our shares at that date. The total intrinsic value of the options exercised during fiscal years 2010, 2009, and 2008 was $10,268, $483, and $7,320, respectively, determined as of the date of exercise.

Restricted Awards:

Restricted awards consist of restricted shares and restricted share units. A summary of restricted awards activity for fiscal years 2010, 2009, and 2008 is presented below:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant		Grant		Grant
	Units	Price	Units	Price	Units	Price

Restricted Share Units:
Non-vested at beginning of year	707,923	$28.28	931,915	$29.63	227,430	$38.79
Granted	374,204	$26.53	245,949	$30.15	768,255	$26.68
Vested	(321,493)	$28.95	(464,258)	$31.94	(62,486)	$26.31
Cancelled or forfeited	(22,879)	$29.15	(5,683)	$32.14	(1,284)	$44.10

Non-vested at end of year	737,755	$27.07	707,923	$28.28	931,915	$29.63

Restricted Shares:
Non-vested at beginning of year	—	$—	82,980	$21.47	165,960	$21.47
Granted	—	$—	—	$—	—	$—
Vested	—	$—	(82,980)	$21.47	(82,980)	$21.47
Cancelled or forfeited	—	$—	—	$—	—	$—

Non-vested at end of year	—	$—	—	$—	82,980	$21.47

As of December 31, 2010 and 2009, there were no restricted shares outstanding and there was no restricted share activity during fiscal year 2010.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

11.	Share-Based Compensation Plans — (Continued)

The total fair value of restricted awards vested during fiscal years 2010, 2009, and 2008 was $10,129, $16,043, and $8,946, respectively.

12.	Accumulated Other Comprehensive Loss

Below are the adjustments included in other comprehensive loss/(income) for foreign currency translation, net gain/(loss) on cash flow hedges and pension and other postretirement benefits and their related tax provision/(benefit) and balances attributable to noncontrolling interests and Foster Wheeler AG:

	Fiscal Years
	2010	2009	2008

Foreign currency translation	$(20,789)	$30,468	$(69,426)
Less: Attributable to noncontrolling interests	1,748	1,181	(679)

Attributable to Foster Wheeler AG	$(22,537)	$29,287	$(68,747)

Net loss on cash flow hedges	$(1,154)	$(2,102)	$(11,925)
Less: Tax benefit	(317)	(578)	(3,280)

Attributable to Foster Wheeler AG	$(837)	$(1,524)	$(8,645)

Pension and other postretirement benefits	$(442)	$30,629	$(164,560)
Less: Tax provision/(benefit)	3,017	1,568	(8,278)

Pension and other postretirement benefits, net of tax	(3,459)	29,061	(156,282)

Less: Attributable to noncontrolling interests	(333)	40	—

Attributable to Foster Wheeler AG	$(3,126)	$29,021	$(156,282)

No tax is currently provided on foreign currency translation adjustments in comprehensive income as they relate to earnings that are indefinitely reinvested in each subsidiary’s country of domicile.

Below is a rollforward of accumulated other comprehensive loss adjusted for other comprehensive income/(loss) items attributable to Foster Wheeler AG (all amounts net of tax):

	Accumulated Other Comprehensive Loss
	Accumulated		Pension and	Total Accumulated
	Foreign	Net Gains/(Losses)	Other	Other
	Currency	on Cash Flow	Postretirement	Comprehensive
	Translation	Hedges	Benefits	Loss

Balance as of December 28, 2007	$(10,617)	$1,673	$(252,170)	$(261,114)
Other comprehensive loss	(68,747)	(8,645)	(156,282)	(233,674)

Balance as of December 26, 2008	(79,364)	(6,972)	(408,452)	(494,788)
Other comprehensive income/(loss)	29,287	(1,524)	29,021	56,784

Balance as of December 31, 2009	(50,077)	(8,496)	(379,431)	(438,004)
Other comprehensive loss	(22,537)	(837)	(3,126)	(26,500)

Balance as of December 31, 2010	$(72,614)	$(9,333)	$(382,557)	$(464,504)

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

13.	Income Taxes

Below are the components of income/(loss) before income taxes for fiscal years 2010, 2009, and 2008 and under the following tax jurisdictions:

	Fiscal Years
	2010	2009	2008

U.S.	$(57,982)	$(724)	$28,290
Non-U.S.	363,222	455,844	602,607

Total	$305,240	$455,120	$630,897

The provision for income taxes was as follows:

	Fiscal Years
	2010	2009	2008

Current tax expense:
U.S.	$1,057	$387	$2,880
Non-U.S.	40,233	73,694	117,031

Total current	41,290	74,081	119,911

Deferred tax expense/(benefit):
U.S.	—	—	(8,758)
Non-U.S.	33,241	19,681	(14,125)

Total deferred	33,241	19,681	(22,883)

Total provision for income taxes	$74,531	$93,762	$97,028

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

13.	Income Taxes — (Continued)

Deferred tax assets/(liabilities) consist of the following:

	December 31,	December 31,
	2010	2009

Deferred tax assets:
Pensions	$29,499	$62,643
Accrued costs on long-term contracts	24,858	27,893
Deferred income	5,786	10,001
Accrued expenses	50,668	42,264
Postretirement benefits other than pensions	23,948	23,723
Asbestos claims	49,952	43,560
Net operating loss carryforwards and other tax attributes	264,146	259,717
Asset impairments and other reserves	1,990	779
Other	7,700	10,216

Total gross deferred tax assets	458,547	480,796
Valuation allowance	(373,878)	(362,022)

Total deferred tax assets	84,669	118,774

Deferred tax liabilities:
Property, plant and equipment	(27,363)	(30,145)
Goodwill and other intangible assets	(16,230)	(11,825)
Investments	(21,648)	(20,986)
Unremitted earnings of foreign subsidiaries	—	—

Total gross deferred tax liabilities	(65,241)	(62,956)

Net deferred tax assets	$19,428	$55,818

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the various attributes. We believe that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. We have reduced our U.S. and certain non-U.S. tax benefits by a valuation allowance based on a consideration of all available evidence, which indicates that it is more likely than not that some or all of the deferred tax assets will not be realized. During fiscal year 2010, the valuation allowance increased by $11,900, primarily as a result of losses in jurisdictions where a full valuation allowance was previously recorded (primarily U.S.). This increase was partially offset by a reversal of our valuation allowance on deferred tax assets in one of our non-U.S. subsidiaries.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

13.	Income Taxes — (Continued)

number of jurisdictions may expire within 12 months from the balance sheet date. As a result, we expect recurring changes in unrecognized tax benefits due to the expiration of the statute of limitations, none of which are expected to be individually significant. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before fiscal year 2006.

During fiscal year 2010 and 2008, we settled tax audits in the Europe and Asia Pacific regions, respectively, which resulted in a reduction of unrecognized tax benefits and a corresponding reduction in the provision for income taxes of $1,700 and $3,200, respectively. A number of tax years are under audit by the tax authorities in various jurisdictions, including the U.S. and several states within the U.S. We anticipate that several of these audits may be concluded in the foreseeable future, including in fiscal year 2011. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the magnitude of any such reduction at this time.

The following table summarizes the activity related to our unrecognized tax benefits which, if recognized, would affect our effective tax rate before existing valuation allowance considerations:

	Fiscal Years
	2010	2009	2008

Balance at beginning of year	$58,846	$48,742	$52,175
Additions for tax positions related to the current year	9,131	12,680	7,859
Additions for tax positions related to prior years	—	10,644	—
Reductions for tax positions related to prior years	(4,791)	(3,336)	(5,668)
Settlements	(2,445)	(507)	—
Reductions for lapse of statute of limitations	(5,871)	(9,377)	(5,624)

Balance at end of year	$54,870	$58,846	$48,742

We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations. Previously accrued interest and/or penalties that are ultimately not assessed reduce current year expense. The table below summarizes our activity for interest and penalties on unrecognized tax benefits for fiscal years 2010, 2009 and 2008:

	Fiscal Years
	2010	2009	2008

Interest expense accrued on unrecognized tax benefits	$2,701	$2,014	$1,158
Previously accrued interest that was ultimately not assessed	(1,933)	(5,060)	—

Net interest expense/(net reduction of interest expense) on unrecognized tax benefits	768	(3,046)	1,158

Penalties on unrecognized tax benefits	$3,735	$5,187	$2,649
Previously accrued tax penalties that were ultimately not assessed	(2,012)	(2,706)	(5,000)

Net penalties/(net reduction of penalties) on unrecognized tax benefits	$1,723	$2,481	$(2,351)

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

13.	Income Taxes — (Continued)

The provision for income taxes differs from the amount of income tax computed by applying the U.S. federal statutory rate of 35% to income before income taxes, as a result of the following:

	Fiscal Years
	2010	2009	2008

Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Valuation allowance	5.3%	(0.8)%	(6.4)%
Non-U.S. rates different than U.S. statutory rate	(16.8)%	(14.7)%	(13.8)%
Impact of changes in tax rate on deferred taxes	0.3%	0.2%	0.3%
Nondeductible loss/nontaxable income	0.6%	1.9%	(0.2)%
Other	0.0%	(1.0)%	0.5%

Total	24.4%	20.6%	15.4%

14.	Business Segments

We operate through two business groups: our Global E&C Group and our Global Power Group.

Global E&C Group

Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation facilities, distribution facilities, gasification facilities and processing facilities associated with the metals and mining sector. Our Global E&C Group is also involved in the design of facilities in new or developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Additionally, our Global E&C Group is also involved in the development, engineering, construction, ownership and operation of power generation facilities, from conventional and renewable sources, and of waste-to-energy facilities in Europe. Our Global E&C Group generates revenues from design, engineering, procurement, construction and project management activities pursuant to contracts spanning up to approximately four years in duration and from returns on its equity investments in various power production facilities.

Global Power Group

Our Global Power Group designs, manufactures and erects steam generating and auxiliary equipment for electric power generating stations, district heating and industrial facilities worldwide and owns and/or operates several cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries. Our Global Power Group generates revenues from engineering activities, equipment supply, construction contracts, operating and maintenance agreements, royalties from licensing its technology, and from returns on its investments in power production facilities.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

14.	Business Segments — (Continued)

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

Operating Revenues

We conduct our business on a global basis. Our Global E&C Group has accounted for the largest portion of our operating revenues over the last ten years. In fiscal year 2010, our Global E&C Group accounted for 82% of our total operating revenues, while our Global Power Group accounted for 18% of our total operating revenues.

Our operating revenues by geographic region, based upon where our projects are being executed, for fiscal year 2010 were as follows:

	Global E&C Group		Global Power Group		Total
Geographic Region Concentration		Percentage of		Percentage of		Percentage of
of Operating Revenues (Third	Third-Party	Third-Party	Third-Party	Third-Party	Third-Party	Third-Party
Party) by Project Location:	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

Asia	$813,212	24.3%	$151,314	21.0%	$964,526	23.7%
Australasia and other*	1,176,211	35.2%	35	0.0%	1,176,246	28.9%
Europe	603,862	18.1%	275,641	38.2%	879,503	21.6%
Middle East	194,906	5.8%	17,721	2.5%	212,627	5.2%
North America	372,223	11.1%	223,740	31.0%	595,963	14.7%
South America	185,636	5.5%	53,218	7.3%	238,854	5.9%

Total	$3,346,050	100.0%	$721,669	100.0%	$4,067,719	100.0%

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.

One client accounted for approximately 25%, 24%, and 24% of our consolidated operating revenues (inclusive of flow-through revenues) in fiscal years 2010, 2009, and 2008, respectively; however, the associated flow-through revenues included in these percentages accounted for approximately 23%, 22%, and 20% of our consolidated operating revenues in fiscal years 2010, 2009 and 2008, respectively. No other single client accounted for ten percent or more of our consolidated revenues in fiscal years 2010, 2009 or 2008.

EBITDA

EBITDA is the primary measure of operating performance used by our chief operating decision maker. We define EBITDA as net income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

14.	Business Segments — (Continued)

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)

Fiscal Year 2010
Operating revenues (third-party)	$4,067,719	$3,346,050	$721,669	$—

EBITDA(2)	$359,703	$296,240	$163,825	$(100,362)

Add: Net income attributable to noncontrolling interests	$15,302
Less: Interest expense	15,610
Less: Depreciation and amortization	54,155

Income before income taxes	305,240
Less: Provision for income taxes	74,531

Net income	230,709
Less: Net income attributable to noncontrolling interests	15,302

Net income attributable to Foster Wheeler AG	$215,407

Total assets	$3,083,539	$1,530,575	$1,054,193	$498,771
Capital expenditures	$23,278	$9,036	$9,172	$5,070
Fiscal Year 2009
Operating revenues (third-party)	$5,056,334	$4,040,082	$1,016,252	$—

EBITDA(2)	$503,799	$421,186	$194,027	$(111,414)

Add: Net income attributable to noncontrolling interests	$11,202
Less: Interest expense	14,122
Less: Depreciation and amortization	45,759

Income before income taxes	455,120
Less: Provision for income taxes	93,762

Net income	361,358
Less: Net income attributable to noncontrolling interests	11,202

Net income attributable to Foster Wheeler AG	$350,156

Total assets	$3,187,738	$1,626,027	$941,966	$619,745
Capital expenditures	$45,623	$34,711	$7,840	$3,072

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

14.	Business Segments — (Continued)

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)

Fiscal Year 2008
Operating revenues (third-party)	$6,854,290	$5,147,227	$1,707,063	$—

EBITDA(2)	$686,067	$535,602	$239,508	$(89,043)

Add: Net income attributable to noncontrolling interests	7,249
Less: Interest expense	17,621
Less: Depreciation and amortization	44,798

Income before income taxes	630,897
Less: Provision for income taxes	97,028

Net income	533,869
Less: Net income attributable to noncontrolling interests	7,249

Net income attributable to Foster Wheeler AG	$526,620

Capital expenditures	$103,965	$90,228	$11,625	$2,112

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	EBITDA includes the following:

	Fiscal Years
	2010	2009	2008

Net increase in contract profit from the regular revaluation of final estimated contract profit revisions*:
Global E&C	$32,700	$66,700	$46,300
Global Power Group	24,100	2,300	(19,600)

Total	56,800	69,000	26,700

Net asbestos-related provision in C&F Group**	5,410	26,365	6,607
Curtailment gain on closure of the U.K. pension plan in Global E&C	20,100	—	—
Charges for severance-related postemployment benefits:
Global E&C	3,700	8,700	—
Global Power Group	—	—	9,000
C&F Group	7,100	3,700	—

Total	10,800	12,400	9,000

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.

**	Please refer to Note 16 for further information regarding the revaluation of our asbestos liability and related asset.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

14.	Business Segments — (Continued)

Identifiable Assets

Identifiable assets by group are those assets that are directly related to and support the operations of each group. Assets of our C&F Group are principally cash, investments, real estate and insurance receivables.

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

Equity in Earnings of	Fiscal Years Ended
Unconsolidated Subsidiaries:	2010	2009	2008

Global E&C Group	$3,107	$18,220	$11,649
Global Power Group	20,916	16,323	21,729

Total	$24,023	$34,543	$33,378

	December 31,	December 31,
Investments In and Advances to Unconsolidated Subsidiaries:	2010	2009

Global E&C Group	$137,486	$157,970
Global Power Group	79,580	70,055
C&F Group	5	5

Total	$217,071	$228,030

Third-party operating revenues as presented below are based on the geographic region in which the contracting subsidiary is located and not the location of the client or job site.

Geographic Region Concentration of	Fiscal Years
Operating Revenues (Third-Party) by Subsidiary Location:	2010	2009	2008

Asia	$669,321	$847,316	$1,010,232
Australasia and other*	1,090,252	1,126,905	1,219,366
Europe	1,404,526	2,011,673	2,898,987
Middle East	54,015	232,405	557,437
United States	791,603	810,750	1,127,212
Other locations in North America	3,783	8,575	21,122
South America	54,219	18,710	19,934

Total	$4,067,719	$5,056,334	$6,854,290

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

14.	Business Segments — (Continued)

Additional country detail for third-party revenues, determined based upon the location of the contracting subsidiary, are presented below and these balances represent a portion of the total operating revenues presented in the table above:

Geographic Country Concentration of	Fiscal Years
Operating Revenues (Third-Party) by Subsidiary Location:	2010	2009	2008

United Kingdom	$482,190	$881,553	$1,308,255
Australia	975,112	1,054,216	1,170,601
Singapore	357,235	564,007	694,847
Switzerland*	2,784	3,872	2,716

*	Switzerland is the country of domicile of Foster Wheeler AG.

Long-lived assets as presented below are based on the geographic region in which the contracting subsidiary is located:

	December 31,	December 31,
Long-Lived Assets:	2010	2009

Asia	$33,664	$37,896
Australasia and other*	4,502	4,397
Europe	330,564	379,854
Middle East	296	52
United States	284,771	296,976
Other locations in North America	8	12
South America	80,340	68,706

Total	$734,145	$787,893

*	Australasia and other primarily represents Australia, South Africa, New Zealand and the Pacific Islands.

As of December 31, 2010 and 2009, our contracting subsidiaries in Switzerland, the Foster Wheeler AG country of domicile, had long-lived assets of $5,094 and $1,065, respectively.

Operating revenues by industry were as follows:

	Fiscal Years
Operating Revenues (Third-Party) by Industry:	2010	2009	2008

Power generation	$644,033	$954,852	$1,637,718
Oil refining	1,401,994	1,437,277	1,574,426
Pharmaceutical	48,207	65,891	81,438
Oil and gas	1,149,053	1,499,276	1,891,490
Chemical/petrochemical	653,748	963,986	1,490,168
Power plant operation and maintenance	130,839	108,875	130,144
Environmental	12,873	16,586	29,959
Other, net of eliminations	26,972	9,591	18,947

Total	$4,067,719	$5,056,334	$6,854,290

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

15.	Operating Leases

Certain of our subsidiaries are obligated under operating lease agreements, primarily for office space. In many instances, our subsidiaries retain the right to sub-lease the office space. Rental expense for these leases was as follows:

	Fiscal Years
	2010	2009	2008

Rental expense for leases	$61,936	$65,570	$65,644

Future minimum rental commitments on non-cancelable leases are as follows:

	Fiscal Years
	2011	2012	2013	2014	2015	Thereafter	Total

Future minimum rental commitments on non-cancelable leases	$51,449	$43,172	$37,475	$31,151	$26,272	$139,661	$329,180

We entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the United Kingdom in 1999. In connection with these transactions, we recorded deferred gains, which are being recognized into income over the term of the respective leases. The gain recognized was $4,004, $4,036, and $4,575 for fiscal years 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the balance of the deferred gains was $41,328 and $47,691, respectively, and is included in other long-term liabilities on the consolidated balance sheet. The year-over-year change in the deferred gain balance includes the impact of changes in foreign currency exchange rates.

16.	Litigation and Uncertainties

Asbestos

Some of our U.S. and U.K. subsidiaries are defendants in numerous asbestos-related lawsuits and out-of-court informal claims pending in the United States and the United Kingdom. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by our subsidiaries during the 1970s and earlier.

United States

A summary of our U.S. claim activity is as follows:

	Number of Claims:
	Fiscal Years
	2010	2009	2008

Open claims at beginning of year	125,100	130,760	131,340
New claims	6,080	4,410	4,950
Claims resolved	(6,760)	(10,070)	(5,530)

Open claims at end of year	124,420	125,100	130,760
Claims not valued in the liability(1)	(97,440)	(94,740)	(84,830)

Open claims valued in the liability at end of year	26,980	30,360	45,930

(1)	Claims not valued in the liability include claims on certain inactive court dockets, claims over six years old that are considered abandoned and certain other items.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

16.	Litigation and Uncertainties — (Continued)

Of the approximately 124,420 open claims, our subsidiaries are respondents in approximately 30,300 open claims wherein we have administrative agreements and are named defendants in lawsuits involving approximately 94,120 plaintiffs.

All of the open administrative claims have been filed under blanket administrative agreements that we have with various law firms representing claimants and do not specify monetary damages sought. Based on our analysis of lawsuits, approximately 56% do not specify the monetary damages sought or merely recite that the amount of monetary damages sought meets or exceeds the required minimum in the jurisdiction in which suit is filed. The following table summarizes the range of requested monetary damages sought by asbestos lawsuits:

	No specified	Range of Requested Monetary Damages
	damages*	$1 to $50	$51 to $1,000	$1,001 to $10,000	$10,001 +**	Total

Asbestos lawsuit monetary damages sought	56%	10%	27%	5%	2%	100%

*	No specified monetary damages sought or recited amount of monetary damages sought meets or exceeds the required jurisdictional minimum in the jurisdiction in which suit is filed.

**	Very small number of cases range to $50,000.

The majority of requests for monetary damages are asserted against multiple named defendants in a single complaint.

We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through fiscal year 2025. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

	December 31,	December 31,
	2010	2009

Asbestos-related assets:
Accounts and notes receivable-other	$54,449	$65,578
Asbestos-related insurance recovery receivable	165,452	208,428

Total asbestos-related assets	$219,901	$274,006

Asbestos-related liabilities:
Accrued expenses	$59,000	$59,800
Asbestos-related liability	278,500	316,700

Total asbestos-related liabilities	$337,500	$376,500

Liability balance by claim category:
Open claims	$78,460	$141,600
Future unasserted claims	259,040	234,900

Total asbestos-related liabilities	$337,500	$376,500

Since fiscal year-end 2004, we have worked with Analysis, Research & Planning Corporation, or ARPC, nationally recognized consultants in the United States with respect to projecting asbestos liabilities, to estimate

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

16.	Litigation and Uncertainties — (Continued)

the amount of asbestos-related indemnity and defense costs at each fiscal year-end for the next 15 years. Since that time, we have recorded our estimated asbestos liability at a level consistent with ARPC’s reasonable best estimate. Based on its review of fiscal year 2010 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability be updated as of fiscal year 2010. Accordingly, we developed a revised estimate of our aggregate indemnity and defense costs through fiscal year 2025 considering the advice of ARPC. In fiscal year 2010, we revalued our liability for asbestos indemnity and defense costs through fiscal year 2025 to $337,500, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a charge of $19,451 in fiscal year 2010 primarily related to the revaluation of our asbestos liability, which includes adjustments for actual settlement experience different from our estimates and the accrual of our rolling 15-year asbestos-related liability estimate. The total asbestos-related liabilities are comprised of our estimates for our liability relating to open (outstanding) claims being valued and our liability for future unasserted claims through fiscal year-end 2025.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type — mesothelioma, lung cancer and non-malignancies — and the breakdown of known and future claims into disease type — mesothelioma, lung cancer or non-malignancies. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through fiscal year 2025, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after fiscal year 2025, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after fiscal year 2025.

Through December 31, 2010, total cumulative indemnity costs paid were approximately $729,300 and total cumulative defense costs paid were approximately $340,700. Historically, defense costs have represented approximately 31.8% of total defense and indemnity costs. The overall historic average combined indemnity and defense cost per resolved claim through December 31, 2010 has been approximately $2.9. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.

Over the last several years, certain of our subsidiaries have entered into settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. During fiscal year 2010, our subsidiaries reached agreements to settle their disputed asbestos-related insurance coverage with four additional insurers. As a result of these settlements, we increased our asbestos-related insurance asset and recorded a gain of $14,041 in fiscal year 2010.

Asbestos-related assets under executed settlement agreements with insurers due in the next 12 months are recorded within accounts and notes receivable-other and amounts due beyond 12 months are recorded within asbestos-related insurance recovery receivable. Asbestos-related insurance recovery receivable also includes our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through fiscal year 2025. Our asbestos-related assets have not been discounted for the time value of money.

As of December 31, 2010, there were no unsettled asbestos insurance-related assets recorded. Our insurance recoveries may be limited by insolvencies among our insurers. We have considered the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that the insurers or their

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

16.	Litigation and Uncertainties — (Continued)

guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. As of December 31, 2010 and 2009, we have not recorded an allowance for uncollectible balances against our asbestos insurance-related assets. We write off receivables from insurers that have become insolvent; there have been no such write-offs during fiscal years 2010, 2009 and 2008. We have not assumed recovery in the estimate of our asbestos insurance asset from any of our currently insolvent insurers. Other insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. Failure to realize the expected insurance recoveries, or delays in receiving material amounts from our insurers, could have a material adverse effect on our financial condition and our cash flows.

The following table summarizes our net asbestos-related provision:

	Fiscal Years
	2010	2009	2008

Provision for revaluation	$19,451	$27,615	$42,727
Gain on the settlement of coverage litigation	(14,041)	(1,250)	(36,120)

Net asbestos-related provision	$5,410	$26,365	$6,607

Our net asbestos-related provision is the result of our revaluation of our asbestos liability and related asset resulting from adjustments for actual settlement experience different from our estimates and the accrual of our rolling 15-year asbestos liability estimate, partially offset by gains on the settlement of coverage litigation with asbestos insurance carriers.

The following table summarizes our approximate asbestos-related payments and insurance proceeds:

	Fiscal Years
	2010	2009	2008

Asbestos litigation, defense and case resolution payments	$62,200	$63,500	$70,600
Insurance proceeds	(71,900)	(39,100)	(87,400)

Net asbestos-related payments/(receipts)	$(9,700)	$24,400	$(16,800)

We expect to have net cash outflows of $5,700 as a result of asbestos liability indemnity and defense payments in excess of insurance settlement proceeds for the full fiscal year 2011. This estimate assumes no additional settlements with insurance companies and no elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.

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

Based on the fiscal year-end 2010 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $52,300 and the impact on expense would be dependent upon available additional insurance recoveries. Assuming no change to the assumptions currently

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

16.	Litigation and Uncertainties — (Continued)

used to estimate our insurance asset, this increase would result in a charge in the statement of operations of approximately 80% of the increase in the liability. Long-term cash flows would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of this 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries will decline.

United Kingdom

Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 959 claims have been brought against our U.K. subsidiaries of which 287 remained open as of December 31, 2010. None of the settled claims has resulted in material costs to us. The following table summarizes our asbestos-related liabilities and assets for our U.K. subsidiaries based on open (outstanding) claims and our estimate for future unasserted claims through fiscal year 2025:

	December 31,	December 31,
	2010	2009

Asbestos-related assets:
Accounts and notes receivable-other	$1,927	$3,430
Asbestos-related insurance recovery receivable	29,119	35,837

Total asbestos-related assets	$31,046	$39,267

Asbestos-related liabilities:
Accrued expenses	$1,927	$3,430
Asbestos-related liability	29,119	35,837

Total asbestos-related liabilities	$31,046	$39,267

Liability balance by claim category:
Open claims	$5,782	$10,290
Future unasserted claims	25,264	28,977

Total asbestos-related liabilities	$31,046	$39,267

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

16.	Litigation and Uncertainties — (Continued)

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

Power Plant Arbitration — North America

In January 2010, we commenced arbitration against our client in connection with a power plant project in Louisiana seeking, among other relief, a declaration as to our rights under our purchase order with respect to $17,800 in retention monies and an $82,000 letter of credit held by the client. The purchase order was for the supply of two boilers and ancillary equipment for the project. The project was substantially completed and released for commercial operation in February 2010. Our client is the project’s engineering, procurement and construction contractor. Under the terms of the purchase order, significant reductions to the retention and letter of credit monies are to occur upon the project’s achievement of substantial completion, which has been delayed due to failures on our client’s part to properly manage and execute the project. The client has taken the position that we are responsible for the project’s delays and, subsequent to service of our arbitration demand, has served its own arbitration demand, seeking to assess us with all associated late substantial completion liquidated damages under our purchase order, together with liquidated damages for alleged late material and equipment deliveries, and back charges for corrective work and other damages arising out of allegedly defective materials and equipment delivered by us. The client contends it is owed in excess of $69,000 under our purchase order as a result of our alleged failures. There is a risk that the client will attempt to call all or part of the letter of credit during the pendency of the proceeding. We are of the opinion that any such call would be wrongful and entitle us to seek return of the funds and any other damages arising out of the call. Our client has commenced a separate arbitration against the power plant owner, seeking monetary damages and delay liquidated damage assessment refunds for schedule and productivity impacts due to force majeure events and other power plant owner-caused delays. The power plant owner has counterclaimed seeking monetary damages for deficient plant performance including the alleged inability of the boilers to sustain reliable operation. Our client has asserted a claim against us in our arbitration with the client for damages in an unspecified amount due to boiler performance problems. It is our position that the existence of the owner-to-client claim does not affect our liability under our contract with the client. We cannot predict the ultimate outcome of this dispute at this time.

Camden County Waste-to-Energy Project

One of our project subsidiaries, Camden County Energy Recovery Associates, LP (“CCERA”) owns and operates a waste-to-energy facility in Camden County, New Jersey (the “Project”). The Pollution Control Finance Authority of Camden County (“PCFA”) issued bonds to finance the construction of the Project and to

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

16.	Litigation and Uncertainties — (Continued)

acquire a landfill for Camden County’s use. Pursuant to a loan agreement between the PCFA and CCERA, proceeds from the bonds were loaned by the PCFA to CCERA and used by CCERA to finance the construction of the Project. Accordingly, the proceeds of this loan were recorded as debt on CCERA’s balance sheet and, therefore, were included in our consolidated balance sheet. CCERA’s obligation to service the debt incurred pursuant to the loan agreement was limited to depositing all tipping fees and electric revenues received with the trustee of the PCFA bonds. The bond trustee was required to pay CCERA its service fees prior to servicing the PCFA bonds. CCERA had no other debt repayment obligations under the loan agreement with the PCFA and its debt to PCFA was limited to the amount of the outstanding bonds.

In 1997, the United States Supreme Court effectively invalidated New Jersey’s long-standing municipal solid waste flow rules and regulations, eliminating the guaranteed supply of municipal solid waste to the Project with its corresponding tipping fee revenue. As a result, tipping fees were reduced to market rate in order to provide a steady supply of fuel to the Project. Those market-rate revenues were not sufficient to service the debt on bonds issued by the PCFA to finance the construction of the Project.

In 1998, CCERA filed suit against the PCFA, the State of New Jersey (the “State”), and other parties seeking, among other things, to void the applicable contracts and agreements governing the Project and a judgment that one or more of the defendants were responsible to pay the bonds. (Camden County Energy Recovery Assoc. v. N.J. Department of Environmental Protection, et al., Superior Court of New Jersey, Mercer County, L-268-98). The bonds outstanding in connection with the Project were issued by the PCFA, not by us or CCERA, and the bonds were not guaranteed by either us or CCERA. In the litigation, the defendants asserted, among other things, that an equitable portion of the bond debt on the Project should be allocated to CCERA even though CCERA did not guarantee the bonds.

From 1999 through 2009, the State provided subsidies sufficient to ensure the payment of each of the PCFA’s bond debt service payments as they became due. In November 2010, the State entered into an agreement with PCFA whereby PCFA was permitted to utilize certain restricted funds towards making the final debt service payment due on the bonds in December 2010 and such final debt service payment on the bonds was made. As a result of the foregoing, we have removed the PCFA debt from our balance sheet, and we believe that the litigation over responsibility for the payment of the bonds has become moot.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

16.	Litigation and Uncertainties — (Continued)

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

16.	Litigation and Uncertainties — (Continued)

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17.	Quarterly Financial Data (Unaudited)

	Fiscal Quarters Ended
	December 31,		September 30,	June 30,	March 31,
	2010		2010	2010	2010

Operating revenues	$1,211,941		$904,709	$1,005,496	$945,573
Contract profit	138,924		139,920	147,860	172,082
Net income attributable to Foster Wheeler AG	32,769	(1)	51,720	58,858	72,060
Earnings per share:
Basic	$0.26		$0.41	$0.46	$0.57
Diluted	$0.26		$0.41	$0.46	$0.56
Shares outstanding:
Weighted-average number of shares outstanding for basic earnings per share	123,721,667		125,459,735	127,519,766	127,474,887
Effect of dilutive securities	677,608		251,497	359,510	418,289

Weighted-average number of shares outstanding for diluted earnings per share	124,399,275		125,711,232	127,879,276	127,893,176

	Fiscal Quarters Ended
	December 31,		September 30,	June 30,	March 31,
	2009		2009	2009	2009

Operating revenues	$1,266,631		$1,216,379	$1,308,801	$1,264,523
Contract profit	182,099		193,837	219,959	162,752
Net income attributable to Foster Wheeler AG	65,091	(1)	89,998	122,204	72,863
Earnings per share:
Basic	$0.51		$0.71	$0.97	$0.58
Diluted	$0.51		$0.71	$0.96	$0.57
Shares outstanding:
Weighted-average number of shares outstanding for basic earnings per share	127,104,838		126,459,865	126,344,093	126,265,903
Effect of dilutive securities	797,295		939,989	711,085	481,492

Weighted-average number of shares outstanding for diluted earnings per share	127,902,133		127,399,854	127,055,178	126,747,395

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17.	Quarterly Financial Data (Unaudited) — (Continued)

(1)	Net Income for the quarter includes the following:

	Fiscal Quarters Ended
	December 31,	December 31,
	2010	2009

Net increase/(decrease) in contract profit from the regular revaluation of final estimated contract profit revisions*:
Global E&C	$(2,900)	$13,990
Global Power Group	3,200	(4,090)

Total	300	9,900

Net asbestos-related provision in C&F Group**	5,478	21,114
Charges for severance-related postemployment benefits:
Global E&C	2,000	6,100
C&F Group	7,100	3,700

Total	9,100	9,800

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.

**	Please refer to Note 16 for further information regarding the revaluation of our asbestos liability and related asset.

18.	Redomestication

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

18.	Redomestication — (Continued)

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

Foster Wheeler AG

Schedule II: Valuation and Qualifying Accounts
(amounts in thousands)

	Fiscal Year 2010
		Additions	Additions
	Balance at	Charged to	Charged to		Balance at the
	Beginning of	Costs and	Other		End of the
	Year	Expenses	Accounts	Deductions	Year

Description
Allowance for doubtful accounts	$10,849	$9,088	$—	$(4,218)	$15,719

Deferred tax valuation allowance	$362,022	$14,025	$5,328	$(7,497)	$373,878

	Fiscal Year 2009
		Additions	Additions
	Balance at	Charged to	Charged to		Balance at the
	Beginning of	Costs and	Other		End of the
	Year	Expenses	Accounts	Deductions	Year

Description
Allowance for doubtful accounts	$13,844	$7,438	$—	$(10,433)	$10,849

Deferred tax valuation allowance	$342,721	$34,275	$1,161	$(16,135)	$362,022

	Fiscal Year 2008
		Additions	Additions
	Balance at	Charged to	Charged to		Balance at the
	Beginning of	Costs and	Other		End of the
	Year	Expenses	Accounts	Deductions	Year

Description
Allowance for doubtful accounts	$12,398	$6,821	$—	$(5,375)	$13,844

Deferred tax valuation allowance	$313,329	$6,577	$57,342	$(34,527)	$342,721

The fiscal year 2009 and 2008 balances reflect adjustments from previously presented balances to properly reflect tax benefits associated with share-based compensation.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the interim chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report, which appears within Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 incorporates information by reference to our definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2010.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees including the interim chief executive officer, chief financial officer, controller and all other senior finance organization employees. The Code of Business Conduct and Ethics is publicly available on our website at www.fwc.com/corpgov. Any waiver of this Code of Business Conduct and Ethics for executive officers or directors may be made only by the Board of Directors or a committee of the Board of Directors and will be promptly disclosed to shareholders. If we make any substantive amendments to this Code of Business Conduct and Ethics or grant any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics to the interim chief executive officer, chief financial officer, controller or any person performing similar functions, we will disclose the nature of such amendment or waiver on our website at www.fwc.com/corpgov and/or in a current report on Form 8-K, as required by law and the rules of any exchange on which our securities are publicly traded.

A copy of our Code of Business Conduct and Ethics can be obtained upon request, without charge, by writing to the Office of the Corporate Secretary, Foster Wheeler AG, Perryville Corporate Park, Clinton, New Jersey 08809-4000.

ITEM 11. EXECUTIVE COMPENSATION

Item 11 incorporates information by reference to our definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 incorporates information by reference to our definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2010.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2010, the number of securities outstanding under each of our equity compensation plans, the weighted-average exercise price for our outstanding stock options and the number of options available for grant under such plans. Our equity compensation plans include stock options in all of the plans listed below and restricted share units granted pursuant to our Omnibus Incentive Plan.

		Weighted-Average	Remaining
	Number of Securities to be	Exercise Price of	Available for Future Issuance
	Issued Upon Exercise of	Outstanding	Under Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(excluding securities reflected
	Warrants and Rights	and Rights ($)	in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans
Approved by Security Holders:
Omnibus Incentive Plan	3,289,922	$24.00	4,082,045
1995 Stock Option Plan	49,430	$46.50	—
Directors’ Stock Option Plan	5,400	$67.41	—
Directors’ Deferred Compensation Program	—	$—	—
Equity Compensation Plans
Not Approved by Security Holders:
Raymond J. Milchovich(1)	130,000	$49.85	—
M.J. Rosenthal & Associates, Inc.(2)	25,000	$18.80	—

Total	3,499,752	$25.31	4,082,045

(1)	Under the terms of his employment agreement, dated October 22, 2001, Mr. Milchovich received an option to purchase 130,000 of our shares on October 22, 2001. This option was granted at an exercise price of $49.85 and vested 20% each year over the five-year term of the agreement. The option exercise price is equal to the median of the high and low price of our shares on the grant date. The option has a term of 10 years from the date of grant.

(2)	Under the terms of the consulting agreement with M.J. Rosenthal & Associates, Inc., on May 7, 2002 we granted a nonqualified stock option to purchase 25,000 of our shares at a price of $18.80 with a term of 10 years from the date of grant. The exercise price is equal to the mean of the high and low price of our shares on the date of grant. The option is exercisable on or after March 31, 2003. The option, to the extent not then exercised, shall terminate upon any breach of certain covenants contained in the consulting agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 incorporates information by reference to our definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year ended December 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Item 14 incorporates information by reference to our definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2010.

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

(3)	Exhibits

Exhibit
No.	Exhibits

3.1	Articles of Association of Foster Wheeler AG. (Filed as Exhibit 3.1 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
3.2	Organizational Regulations of Foster Wheeler AG. (Filed as Exhibit 3.2 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
4.0	Foster Wheeler AG hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler AG and its consolidated subsidiaries to the Commission upon request.
10.1	Credit Agreement, dated September 13, 2006, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation, Foster Wheeler International Corporation, and Foster Wheeler Inc., as Borrowers, the guarantors party thereto, the lenders party thereto, BNP Paribas as Administrative Agent, BNP Paribas Securities Corp. as Sole Bookrunner and Sole Lead Arranger, and Calyon New York Branch as Syndication Agent. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated September 13, 2006 and filed on September 14, 2006, and incorporated herein by reference.)
10.2	Amendment No. 1, dated May 4, 2007, to the Credit Agreement, dated September 13, 2006, between Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation, Foster Wheeler International Corporation, Foster Wheeler Inc., Foster Wheeler Ltd., Foster Wheeler Holdings Ltd., the subsidiary guarantors party thereto, the lenders party thereto, and BNP Paribas. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 30, 2007, and incorporated herein by reference.)
10.3	Amendment No. 2, dated September 29, 2008, to the Credit Agreement, dated September 13, 2006, between Foster Wheeler LLC, Foster Wheeler Inc., Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation and Foster Wheeler International Corporation, as borrowers, Foster Wheeler Ltd., Foster Wheeler Holdings Ltd., the subsidiary guarantors party thereto, the lenders party thereto, and BNP Paribas. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated September 29, 2008 and filed on October 14, 2008, and incorporated herein by reference.)
10.4	Amendment No. 3, dated December 18, 2008, to the Credit Agreement, dated September 13, 2006, between Foster Wheeler LLC, Foster Wheeler Inc., Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation and Foster Wheeler International Corporation, as borrowers, Foster Wheeler Ltd., Foster Wheeler AG, Foster Wheeler Holdings Ltd., the subsidiary guarantors party thereto, the lenders party thereto, and BNP Paribas. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated December 18, 2008 and filed on December 22, 2008, and incorporated herein by reference.)

Exhibit
No.		Exhibits

10.5		Amended and Restated Credit Agreement, dated July 30, 2010, among Foster Wheeler AG, Foster Wheeler Ltd., Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation, Foster Wheeler International Corporation, and Foster Wheeler Inc., as Borrowers, the guarantors party thereto, the lenders party thereto, BNP Paribas as Administrative Agent, BNP Paribas Securities Corp. as Sole Bookrunner and Sole Lead Arranger, and HSBC Bank USA, National Association, Wells Fargo Bank, N.A., Crédit Agricole Corporate and Investment Bank, and Natixis as Syndication Agents. (Filed as Exhibit 10.9 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.)
10.6		Guarantee Facility, dated December 15, 2009, among Foster Wheeler Limited, Foster Wheeler Energy Limited, Foster Wheeler World Services Limited, Foster Wheeler (G.B.) Limited and The Bank of Scotland regarding, among other things, a £100,000,000 uncommitted guarantee facility and a £150,000,000 forward foreign exchange facility. (Filed as Exhibit 10.8 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)
10.7		Guarantee Facility, dated November 21, 2008, among Foster Wheeler Limited, Foster Wheeler Energy Limited, Foster Wheeler World Services Limited, Foster Wheeler (G.B.) Limited and The Bank of Scotland regarding, among other things, a £90,000,000 guarantee facility and a £150,000,000 forward foreign exchange facility. (Filed as Exhibit 10.8 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10.8		Corporate Guarantee, dated July 25, 2005, among Foster Wheeler Limited, Foster Wheeler Energy Limited, Foster Wheeler World Services Limited, Foster Wheeler (G.B.) Limited and The Bank of Scotland. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
10.9		Form of Debenture, dated July 25, 2005, issued in favor of The Bank of Scotland as Security Trustee. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
10.10		Lease Agreement, dated as of August 16, 2002, by and among Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.15 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference.)
10.11		Amendment to the Lease Agreement, dated as of January 6, 2003, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.30 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002, and incorporated herein by reference.)
10.12		Amendment No. 2, dated as of April 21, 2003, to the Lease Agreement between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.7 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, and incorporated herein by reference.)
10.13		Amendment No. 3, dated as of July 14, 2003, to the Lease Agreement dated August 16, 2002, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.6 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, and incorporated herein by reference.)
10.14		Guaranty and Suretyship Agreement, dated as of August 16, 2002, made by Foster Wheeler LLC, Foster Wheeler Ltd., Foster Wheeler Inc., Foster Wheeler International Holdings, Inc. and Energy (NJ) QRS 15-10, Inc. (Filed as Exhibit 10.14 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.15		Deed between Foster Wheeler LLC and Foster Wheeler Realty Services, Inc. and CIT Group Inc. (NJ), dated as of March 31, 2003. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003 and incorporated herein by reference.)
10.16		Master Guarantee Agreement, dated as of May 25, 2001, by and among Foster Wheeler LLC, Foster Wheeler International Holdings, Inc. and Foster Wheeler Ltd. (Filed as Exhibit 10.9 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference.)
10	.17*	Foster Wheeler Inc. Directors Deferred Compensation and Stock Award Plan, amended and restated effective as of May 25, 2001. (Filed as Exhibit 10.5 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

Exhibit
No.		Exhibits

10	.18*	Amendment to the Foster Wheeler Inc. Directors Deferred Compensation and Stock Award Plan. (Filed as Exhibit 10.6 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.19*	Foster Wheeler Inc. Directors’ Stock Option Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s post effective amendment to Form S-8 (Registration No. 333-25945-99), filed on June 27, 2001, and incorporated herein by reference.)
10	.20*	Amendment to Foster Wheeler Inc. Directors’ Stock Option Plan. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.21*	1995 Stock Option Plan of Foster Wheeler Inc., as amended and restated as of September 24, 2002. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference.)
10	.22*	First Amendment to the 1995 Stock Option Plan of Foster Wheeler Inc., as amended and restated as of September 24, 2002. (Filed as Exhibit 10.26 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10	.23*	Second Amendment to the 1995 Stock Option Plan of Foster Wheeler Inc., as amended and restated as of September 24, 2002. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.24*	Foster Wheeler Annual Executive Short-term Incentive Plan, as amended and restated effective January 1, 2006. (Filed as Exhibit 10.20 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 29, 2006, and incorporated herein by reference.)
10	.25*	First Amendment to the Foster Wheeler Annual Executive Short-term Incentive Plan. (Filed as Exhibit 10.29 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10	.26*	Second Amendment to the Annual Executive Short-term Incentive Plan of Foster Wheeler AG. (Filed as Exhibit 10.7 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.27*	Third Amendment to the Foster Wheeler AG Annual Executive Short-Term Incentive Plan (as restated effective January 1, 2006), adopted on November 4, 2010.
10	.28*	Foster Wheeler Ltd. 2004 Stock Option Plan. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated September 29, 2004 and filed on October 1, 2004, and incorporated herein by reference.)
10	.29*	First Amendment to the Foster Wheeler Ltd. 2004 Stock Option Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10	.30*	Second Amendment to the Foster Wheeler Ltd. 2004 Stock Option Plan. (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.31*	Form of First Amendment to the Foster Wheeler Ltd. 2004 Stock Option Plan with respect to non-employee directors. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10	.32*	Form of Amended and Restated Notice of Stock Option Grant with respect to executive officers, officers and key employees. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10	.33*	Foster Wheeler Ltd. Omnibus Incentive Plan. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated May 9, 2006 and filed on May 12, 2006, and incorporated herein by reference.)
10	.34*	First Amendment to the Foster Wheeler Ltd. Omnibus Incentive Plan. (Filed as Exhibit 10.37 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10	.35*	Second Amendment to the Foster Wheeler Ltd. Omnibus Incentive Plan. (Filed as Exhibit 10.4 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

Exhibit
No.		Exhibits

10	.36*	Third Amendment to Foster Wheeler AG Omnibus Incentive Plan. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.)
10	.37*	Foster Wheeler AG Omnibus Incentive Plan, Restated Effective as of February 9, 2009 (incorporating the First, Second, and Third Amendments). (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.)
10	.38*	First Amendment to the Foster Wheeler AG Omnibus Incentive Plan (as restated effective February 9, 2009), adopted on November 3, 2010.
10	.39*	Form of Director’s Stock Option Agreement effective June 16, 2006 by and between Foster Wheeler Ltd. and each of Ralph Alexander, Eugene Atkinson, Diane C. Creel, Robert C. Flexon, Stephanie Hanbury-Brown, Joseph J. Melone and James D. Woods. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated June 14, 2006 and filed on June 16, 2006, and incorporated herein by reference.)
10	.40*	Form of Employee Nonqualified Stock Option Agreement effective November 15, 2006 with respect to certain employees and executive officers. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 15, 2006 and filed on November 17, 2006, and incorporated herein by reference.)
10	.41*	Form of Employee Nonqualified Stock Option Agreement effective May 6, 2008 with respect to certain employees and executive officers. (Filed as Exhibit 10.41 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10	.42*	Form of Employee Nonqualified Stock Option Agreement effective March 4, 2009 with respect to employees and executive officers. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.)
10	.43*	Form of Employee Restricted Stock Unit Award Agreement effective November 15, 2006 with respect to certain employees and executive officers. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated November 15, 2006 and filed on November 17, 2006, and incorporated herein by reference.)
10	.44*	Form of Employee Restricted Stock Unit Award Agreement effective May 6, 2008 with respect to certain employees and executive officers. (Filed as Exhibit 10.43 to Foster Wheeler AG.’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10	.45*	Form of Employee Nonqualified Stock Option Agreement effective May 2010 with respect to certain employees and executive officers. (Filed as Exhibit 10.16 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.)
10	.46*	Form of Employee Restricted Stock Unit Award Agreement effective May 2010 with respect to certain employees and executive officers. (Filed as Exhibit 10.17 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.)
10	.47*	Form of Employee Restricted Stock Unit Award Agreement effective March 4, 2009 with respect to employees and executive officers. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.)
10	.48*	Form of Director Nonqualified Stock Option Agreement effective November 15, 2006 with respect to non-employee directors. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 8-K, dated November 15, 2006 and filed on November 17, 2006, and incorporated herein by reference.)
10	.49*	Form of Director Nonqualified Stock Option Agreement effective May 6, 2008 with respect to non-employee directors. (Filed as Exhibit 10.45 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10	.50*	Form of Director Nonqualified Stock Option Agreement effective March 4, 2009 with respect to employees and executive officers. (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.)
10	.51*	Form of Director Restricted Stock Unit Agreement effective November 15, 2006 with respect to non-employee directors. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 8-K, dated November 15, 2006 and filed on November 17, 2006, and incorporated herein by reference.)
10	.52*	Form of Director Restricted Stock Unit Agreement effective May 6, 2008 with respect to non-employee directors. (Filed as Exhibit 10.47 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)

Exhibit
No.		Exhibits

10	.53*	Form of Director Restricted Stock Unit Agreement effective March 4, 2009 with respect to employees and executive officers. (Filed as Exhibit 10.4 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.)
10	.54*	Form of Indemnification Agreement for directors and officers of Foster Wheeler Ltd. and Foster Wheeler Inc., dated as of November 3, 2004. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 3, 2004 and filed on November 8, 2004, and incorporated herein by reference.)
10	.55*	Form of Indemnification Agreement for directors and officers of Foster Wheeler AG, dated as of February 9, 2009. (Filed as Exhibit 10.10 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.56*	Form of Notice and Acknowledgement for executive officers of Foster Wheeler AG, dated as of February 9, 2009. (Filed as Exhibit 10.8 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.57*	Form of Notice and Acknowledgement for David Wardlaw, dated as of February 9, 2009. (Filed as Exhibit 10.9 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
10	.58*	Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich, dated as of August 11, 2006. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated August 7, 2006 and filed on August 11, 2006, and incorporated herein by reference.)
10	.59*	First Amendment to the Employment Agreement, dated January 30, 2007, between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated January 30, 2007 and filed on February 2, 2007, and incorporated herein by reference.)
10	.60*	Second Amendment to the Employment Agreement, dated February 27, 2007, between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated February 27, 2007 and filed on March 2, 2007, and incorporated herein by reference.)
10	.61*	Amended and Restated Employment Agreement, dated as of May 6, 2008, between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated May 6, 2008 and filed on May 12, 2008, and incorporated herein by reference.)
10	.62*	Amended and Restated Employment Agreement, dated as of November 4, 2008, between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 4, 2008 and filed on November 5, 2008, and incorporated herein by reference.)
10	.63*	Stock Option Agreement of Raymond J. Milchovich, dated as of October 22, 2001. (Filed as Exhibit 10.13 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)
10	.64*	Employee’s Restricted Stock Award Agreement of Raymond J. Milchovich, dated as of August 11, 2006. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated August 7, 2006 and filed on August 11, 2006, and incorporated herein by reference.)
10	.65*	Employee Nonqualified Stock Option Agreement of Raymond J. Milchovich, dated as of August 11, 2006. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 8-K, dated August 7, 2006 and filed on August 11, 2006, and incorporated herein by reference.)
10	.66*	Consulting Agreement between Foster Wheeler Inc. and Raymond J. Milchovich, dated as of March 15, 2010. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, dated March 15, 2010 and filed on March 18, 2010, and incorporated herein by reference.).
10	.67*	Unofficial English Translation of Fixed Term Employment Agreement, effective as of April 1, 2008, between Foster Wheeler Continental Europe S.r.l. and Umberto della Sala. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated February 22, 2008 and filed on February 28, 2008, and incorporated herein by reference.)
10	.68*	Employment Agreement, dated as of March 1, 2008, between Foster Wheeler Ltd. and Umberto della Sala. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated February 22, 2008 and filed on February 28, 2008, and incorporated herein by reference.)
10	.69*	Agreement for the Termination of Fixed Term Employment Contract, dated as of September 30, 2008, between Foster Wheeler Continental Europe S.r.l. and Umberto della Sala. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)

Exhibit
No.		Exhibits

10	.70*	Unofficial English Translation of Fixed Term Employment Agreement, dated as of October 1, 2008, between Foster Wheeler Global E&C S.r.l. and Umberto della Sala. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)
10	.71*	First Amendment to the Employment Agreement, dated as of October 1, 2008, between Foster Wheeler Ltd. and Umberto della Sala. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)
10	.72*	Second Amendment to the Employment Agreement between Foster Wheeler Inc. and Umberto della Sala, effective as of February 18, 2010. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, dated February 18, 2010 and filed on February 22, 2010, and incorporated herein by reference.)
10	.73*	Third Amendment to the Employment Agreement between Foster Wheeler Inc. and Umberto della Sala, dated as of November 29, 2010 (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, dated November 29, 2010 and filed on December 1, 2010, and incorporated herein by reference.)
10	.74*	Unofficial English Translation of Extension of Fixed Term Employment Agreement between Foster Wheeler Global E&C S.r.l. and Umberto della Sala, dated February 18, 2010. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, dated February 18, 2010 and filed on February 22, 2010, and incorporated herein by reference.)
10	.75*	Employment Agreement, dated as of November 3, 2009, between Foster Wheeler USA Corporation and Robert C. Flexon (Filed as Exhibit 10.96 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.)
10	.76*	Employment Agreement, dated as of May 10, 2010, among Foster Wheeler Inc., Foster Wheeler USA Corporation, Foster Wheeler International Corporation and Robert C. Flexon (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K dated May 10, 2010 and filed on May 12, 2010, and incorporated herein by reference.)
10	.77*	Employment Agreement, dated as of May 6, 2008, between Foster Wheeler Ltd. and Franco Baseotto. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated May 6, 2008 and filed on May 12, 2008, and incorporated herein by reference.)
10	.78*	First Amendment to the Employment Agreement, effective as of January 18, 2010, between Foster Wheeler Inc. and Franco Baseotto. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, dated January 14, 2010 and filed on January 20, 2010, and incorporated herein by reference.)
10	.79*	Second Amendment to the Employment Agreement, dated as of May 4, 2010, between Foster Wheeler Inc. and Franco Baseotto. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, dated May 4, 2010 and filed on May 10, 2010, and incorporated herein by reference.)
10	.80*	Employment Agreement, dated as of August 20, 2008, between Foster Wheeler Ltd. and Peter D. Rose. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)
10	.81*	First Amendment to the Employment Agreement, effective as of January 18, 2010, between Foster Wheeler Inc. and Peter D. Rose. (Filed as Exhibit 10.84 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)
10	.82*	Second Amendment to the Employment Agreement, effective as of November 16, 2010, between Foster Wheeler Inc. and Peter D. Rose.
10	.83*	Employment Agreement, dated as of April 7, 2008, between Foster Wheeler Ltd. and Beth Sexton. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2008, and incorporated herein by reference.)
10	.84*	First Amendment to the Employment Agreement, effective as of January 18, 2010, between Foster Wheeler Inc. and Beth Sexton. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, dated January 14, 2010 and filed on January 20, 2010, and incorporated herein by reference.)
10	.85*	Second Amendment to the Employment Agreement, dated as of May 4, 2010, between Foster Wheeler Inc. and Beth Sexton. (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.)
10	.86*	Deed of Variation, dated as of October 8, 2008, between Foster Wheeler Energy Limited and David Wardlaw. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated October 8, 2008 and filed on October 14, 2008, and incorporated herein by reference.)

Exhibit
No.		Exhibits

10	.87*	Employment Agreement, dated as of January 6, 2009, between Foster Wheeler North America Corp. and Gary T. Nedelka. (Filed as Exhibit 10.76 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10	.88*	First Amendment to the Employment Agreement, dated as of December 21, 2009, between Foster Wheeler North America Corp. and Gary T. Nedelka. (Filed as Exhibit 10.89 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)
10	.89*	Second Amendment to the Employment Agreement, dated as of August 30, 2010, between Foster Wheeler North America Corp. and Gary T. Nedelka. (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.)
10	.90*	Employment Agreement, dated as of January 6, 2009, between Foster Wheeler Ltd. and Lisa Z. Wood. (Filed as Exhibit 10.77 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10	.91*	First Amendment to the Employment Agreement, effective as of January 18, 2010, between Foster Wheeler Inc. and Lisa Z. Wood. (Filed as Exhibit 10.91 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)
10	.92*	Second Amendment to the Employment Agreement, dated as of July 16, 2010, between Foster Wheeler Inc. and Lisa Z. Wood. (Filed as Exhibit 10.6 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.)
10	.93*	Employment Agreement, dated as of March 27, 2009, among Foster Wheeler Inc., Thierry Desmaris and Foster Wheeler International Corp. (Filed as Exhibit 10.19 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.)
10	.94*	First Amendment to the Employment Agreement, effective as of January 18, 2010, between Foster Wheeler Inc. and Thierry Desmaris. (Filed as Exhibit 10.93 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)
10	.95*	Second Amendment to the Employment Agreement, dated as of July 29, 2010, between Foster Wheeler Inc. and Thierry Desmaris. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.)
10	.96*	Employment Agreement, dated as of April 27, 2009, among Foster Wheeler Inc., Rakesh K. Jindal and Foster Wheeler International Corp. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.)
10	.97*	First Amendment to the Employment Agreement, effective as of January 18, 2010, between Foster Wheeler Inc. and Rakesh K. Jindal. (Filed as Exhibit 10.95 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)
10	.98*	Second Amendment to the Employment Agreement, effective as of April 1, 2010, between Foster Wheeler Inc. and Rakesh K. Jindal.
10	.99*	Third Amendment to the Employment Agreement, dated as of May 25, 2010, between Foster Wheeler Inc. and Rakesh K. Jindal. (Filed as Exhibit 10.5 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.)
10	.100*	Employment Agreement, dated as of February 16, 2009, between Foster Wheeler USA Corporation and W. Troy Roder. (Filed as Exhibit 10.98 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)
10	.101*	Employment Agreement, dated as of September 22, 2010, among Foster Wheeler Inc., W. Troy Roder, Foster Wheeler USA Corporation and Foster Wheeler International Corp. (Filed as Exhibit 10.4 to Foster Wheeler AG’s Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.)
10	.102*	Contract of Employment between Foster Wheeler Energy Limited and Michelle Davies, prepared on August 8, 2008. (Filed as Exhibit 10.99 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)
10	.103*	First Amendment, dated as of January 1, 2010, to the Employment Agreement between Foster Wheeler Energy Limited and Michelle K. Davies. (Filed as Exhibit 10.14 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.)

Exhibit
No.		Exhibits

10	.104*	Employment Agreement, dated as of May 28, 2010, between Foster Wheeler Inc., Michael Liebelson and Foster Wheeler International Corp. (Filed as Exhibit 10.4 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.)
10	.105*	First Amendment to the Employment Agreement, dated as of December 1, 2010, between Foster Wheeler Inc. and Michael Liebelson.
21.0		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
23.2		Consent of Analysis, Research & Planning Corporation.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Umberto della Sala.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Umberto della Sala.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.DEF	XBRL Taxonomy Extension Definition Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG
(Registrant)

BY:	/s/ Franco Baseotto
Franco Baseotto
Executive Vice President, Chief Financial Officer and Treasurer

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed, as of February 28, 2011, by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title

/s/ Umberto della Sala Umberto della Sala (Principal Executive Officer)	Director and Interim Chief Executive Officer

/s/ Franco Baseotto Franco Baseotto (Principal Financial Officer)	Executive Vice President, Chief Financial Officer and Treasurer

/s/ Lisa Z. Wood Lisa Z. Wood (Principal Accounting Officer)	Vice President and Controller

/s/ Eugene D. Atkinson Eugene D. Atkinson	Director

/s/ Clayton C. Daley, Jr. Clayton C. Daley, Jr.	Director

/s/ Steven J. Demetriou Steven J. Demetriou	Director

/s/ Edward G. Galante Edward G. Galante	Director

/s/ Stephanie Hanbury-Brown Stephanie Hanbury-Brown	Director

/s/ Raymond J. Milchovich Raymond J. Milchovich	Director, Chairman of the Board

/s/ Maureen B. Tart-Bezer Maureen B. Tart-Bezer	Director

/s/ James D. Woods James D. Woods	Director