Form 10-Q
period 2011-03-31
FOSTER WHEELER AG
filed 2011-05-04
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-31305
FOSTER WHEELER AG
(Exact name of registrant as specified in its charter)

Switzerland (State or other jurisdiction of incorporation or organization)	98-0607469 (I.R.S. Employer Identification No.)

80 Rue de Lausanne CH 1202 Geneva, Switzerland (Address of principal executive offices)	1202 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,907,971 registered shares (CHF 3.00 par value) were outstanding as of April 22, 2011.

FOSTER WHEELER AG
INDEX

Part I FINANCIAL INFORMATION
Item 1 — Financial Statements (Unaudited):	3
Consolidated Statement of Operations for the Fiscal Three Months Ended March 31, 2011 and 2010	3
Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010	4
Consolidated Statement of Changes in Equity for the Fiscal Three Months Ended March 31, 2011 and 2010	5
Consolidated Statement of Cash Flows for the Fiscal Three Months Ended March 31, 2011 and 2010	6
Notes to Consolidated Financial Statements	7
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3 — Quantitative and Qualitative Disclosures about Market Risk	50
Item 4 — Controls and Procedures	50
Part II OTHER INFORMATION
Item 1 — Legal Proceedings	51
Item 1A — Risk Factors	51
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3 — Defaults Upon Senior Securities	51
Item 5 — Other Information	51
Item 6 — Exhibits	52
Signatures	53
EX-10.1
EX-10.2
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	Fiscal Three Months Ended March 31,
	2011	2010
Operating revenues	$1,036,252	$945,573
Cost of operating revenues	936,997	773,491

Contract profit	99,255	172,082

Selling, general and administrative expenses	73,841	70,305
Other income, net	(14,266)	(8,332)
Other deductions, net	6,117	11,688
Interest income	(3,275)	(2,359)
Interest expense	3,879	4,551
Net asbestos-related provision/(gain)	400	(747)

Income before income taxes	32,559	96,976
Provision for income taxes	7,283	21,610

Net income	25,276	75,366

Less: Net income attributable to noncontrolling interests	2,305	3,306

Net income attributable to Foster Wheeler AG	$22,971	$72,060

Earnings per share (see Note 1):
Basic	$0.18	$0.57

Diluted	$0.18	$0.56

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$1,102,823	$1,057,163
Accounts and notes receivable, net:
Trade	517,676	577,400
Other	107,453	96,758
Contracts in process	171,875	165,389
Prepaid, deferred and refundable income taxes	64,132	59,977
Other current assets	43,688	37,813

Total current assets	2,007,647	1,994,500

Land, buildings and equipment, net	372,423	362,087
Restricted cash	33,259	27,502
Notes and accounts receivable — long-term	5,940	2,648
Investments in and advances to unconsolidated affiliates	232,431	217,071
Goodwill	91,765	88,917
Other intangible assets, net	65,303	66,070
Asbestos-related insurance recovery receivable	186,776	194,570
Other assets	83,697	84,078
Deferred tax assets	27,594	23,034

TOTAL ASSETS	$3,106,835	$3,060,477

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$12,520	$11,996
Accounts payable	252,085	239,071
Accrued expenses	210,980	240,894
Billings in excess of costs and estimated earnings on uncompleted contracts	717,515	684,090
Income taxes payable	32,196	34,623

Total current liabilities	1,225,296	1,210,674

Long-term debt	158,060	152,574
Deferred tax liabilities	43,466	42,179
Pension, postretirement and other employee benefits	162,771	166,362
Asbestos-related liability	300,032	307,619
Other long-term liabilities	169,263	160,785
Commitments and contingencies

TOTAL LIABILITIES	2,058,888	2,040,193

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	6,005	4,935

TOTAL TEMPORARY EQUITY	6,005	4,935

Equity:

Registered shares:
CHF 3.00 par value; authorized: 192,576,583 shares and 192,156,579 shares, respectively; conditionally authorized: 60,255,245 shares and 60,675,249 shares, respectively; issued: 129,368,626 shares and 128,948,622 shares, respectively; outstanding: 124,196,012 shares and 124,635,912 shares, respectively.	335,391	334,052
Paid-in capital	672,013	659,739
Retained earnings	560,559	537,588
Accumulated other comprehensive loss	(439,190)	(464,504)
Treasury shares (outstanding: 5,172,614 shares and 4,312,710 shares, respectively)	(128,398)	(99,182)

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	1,000,375	967,693

Noncontrolling interests	41,567	47,656

TOTAL EQUITY	1,041,942	1,015,349

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$3,106,835	$3,060,477

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands of dollars)
(unaudited)

				Accumulated		Total Foster
				Other		Wheeler AG
	Registered	Paid-in	Retained	Comprehensive	Treasury	Shareholders’	Noncontrolling
	Shares	Capital	Earnings	Loss	Shares	Equity	Interests	Total Equity
Fiscal Three Months Ended March 31, 2010:
Balance at December 31, 2009	$329,402	$617,938	$322,181	$(438,004)	$—	$831,517	$38,970	$870,487
Net income	—	—	72,060	—	—	72,060	3,306	75,366
Other comprehensive income, net of tax:
Foreign currency translation	—	—	—	(36,452)	—	(36,452)	552	(35,900)
Cash flow hedges	—	—	—	(2,453)	—	(2,453)	—	(2,453)
Pension and other postretirement benefits	—	—	—	(5,113)	—	(5,113)	(2)	(5,115)

Comprehensive Income						28,042	3,856	31,898

Issuance of registered shares upon exercise of stock options	134	935	—	—	—	1,069	—	1,069
Issuance of registered shares upon vesting of restricted share units	2	(2)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,818)	(4,818)
Share-based compensation expense -stock options and restricted share units	—	2,343	—	—	—	2,343	—	2,343
Excess tax benefit related to share-based compensation	—	2	—	—	—	2	—	2

Balance at March 31, 2010	$329,538	$621,216	$394,241	$(482,022)	$—	$862,973	$38,008	$900,981

Fiscal Three Months Ended March 31, 2011:
Balance at December 31, 2010	$334,052	$659,739	$537,588	$(464,504)	$(99,182)	$967,693	$47,656	$1,015,349
Net income	—	—	22,971	—	—	22,971	2,305	25,276
Other comprehensive income, net of tax:
Foreign currency translation	—	—	—	21,076	—	21,076	154	21,230
Cash flow hedges	—	—	—	1,972	—	1,972	—	1,972
Pension and other postretirement benefits	—	—	—	2,266	—	2,266	(1)	2,265

Comprehensive Income						48,285	2,458	50,743

Issuance of registered shares upon exercise of stock options	1,190	8,619	—	—	—	9,809	—	9,809
Issuance of registered shares upon vesting of restricted share units	149	(149)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,672)	(8,672)
Capital contribution from noncontrolling interests	—	—	—	—	—	—	125	125
Share-based compensation expense -stock options and restricted share units	—	3,800	—	—	—	3,800	—	3,800
Excess tax benefit related to share-based compensation	—	4	—	—	—	4	—	4
Repurchase of registered shares	—	—	—	—	(29,216)	(29,216)	—	(29,216)

Balance at March 31, 2011	$335,391	$672,013	$560,559	$(439,190)	$(128,398)	$1,000,375	$41,567	$1,041,942

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Fiscal Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,276	$75,366
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	12,671	13,059
Gain on curtailment of defined benefit pension plans	—	(20,086)
Net asbestos-related provision/(gain)	400	(747)
Share-based compensation expense-stock options and restricted awards	4,871	4,602
Excess tax benefit related to share-based compensation	(4)	(2)
Deferred income tax (benefit)/provision	(10,638)	8,605
(Gain)/loss on sale of assets	(616)	76
Equity in the net earnings of partially-owned affiliates, net of dividends	(2,619)	(6,403)
Changes in assets and liabilities:
Decrease in receivables	65,912	8,492
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	8,853	6,794
Decrease in accounts payable and accrued expenses	(19,811)	(76,294)
Net change in other assets and liabilities	(17,792)	(17,679)

Net cash provided by/(used in) operating activities	66,503	(4,217)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments related to acquisition of businesses, net of cash acquired	—	(1,221)
Change in restricted cash	(4,862)	2,630
Capital expenditures	(11,530)	(6,238)
Proceeds from sale of assets	813	41

Net cash used in investing activities	(15,579)	(4,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	(29,216)	—
Distributions to noncontrolling interests	(8,672)	(4,818)
Proceeds from capital contribution from noncontrolling interests	125	—
Proceeds from stock options exercised	9,101	2,034
Excess tax benefit related to share-based compensation	4	2
Proceeds from issuance of short-term debt	—	2,197
Repayment of debt and capital lease obligations	(551)	(3,348)

Net cash used in financing activities	(29,209)	(3,933)

Effect of exchange rate changes on cash and cash equivalents	23,945	(30,532)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	45,660	(43,470)
Cash and cash equivalents at beginning of year	1,057,163	997,158

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,102,823	$953,688

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)
(unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation — The fiscal year of Foster Wheeler AG ends on December 31 of each calendar year. Foster Wheeler AG’s fiscal quarters end on the last days of March, June and September. The fiscal years of our non-U.S. operations are the same as the parent’s. The fiscal year of our U.S. operations is the 52- or 53-week annual accounting period ending on the last Friday in December.
     The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.
     The consolidated financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”), filed with the Securities and Exchange Commission on February 28, 2011. The consolidated balance sheet as of December 31, 2010 was derived from the audited financial statements included in our 2010 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.
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

	Fiscal Three Months Ended March 31,
	2011	2010
Number of separate projects	7	11
Net (decrease)/increase in contract profit from the regular revaluation of final estimated contract profit revisions	$(4,600)	$13,100
     The changes in final estimated contract profit revisions during the fiscal three months ended March 31, 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of $3,200 and $4,600, respectively. The corrections were recorded in the current period as they were not material to previously issued financial statements, nor are they expected to be material to the full year 2011 financial statements.
     Please see Note 11 for further information related to changes in final estimated contract profit and the impact on business segment results.
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

	March 31, 2011	December 31, 2010
Assumed recovery of commercial claims	$6,500	$7,300
Claims yet to be incurred	$—	$—
     In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. Deferred pre-contract costs were immaterial as of March 31, 2011 and December 31, 2010.
     Certain special-purpose subsidiaries in our Global Power Group business segment are reimbursed by customers for their costs of operating certain facilities over the lives of the corresponding service contracts. Depending on the specific legal rights and obligations under these arrangements, in some cases those reimbursements are treated as operating revenues at gross value and other cases as a reduction of cost.

     Trade Accounts Receivable — Trade accounts receivable represent amounts billed to customers. In accordance with terms under our long-term contracts, our customers may withhold certain percentages of such billings until completion and acceptance of the work performed, which we refer to as retention receivables. Final payment of retention receivables might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, are included in current assets on the consolidated balance sheet. We have not recorded a provision for the outstanding retention receivable balances as of March 31, 2011 and December 31, 2010.
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
     As of March 31, 2011 and December 31, 2010, we participated in certain entities determined to be VIEs, including a gas-fired cogeneration facility in Martinez, California, a waste-to-energy facility in Camden, New Jersey and a refinery/electric power generation project in Chile. We consolidate the operations of both the Martinez and Camden projects while we record our participation in the Chile based project on the equity method of accounting.
     Please see Note 3 for further information regarding our participation in these projects.
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
     Under Swiss law, the cancellation of shares previously repurchased under our share repurchase program must be approved by our shareholders. Repurchased shares remain as treasury shares on our balance sheet until cancellation. We obtained specific shareholder approval for the cancellation of all treasury shares as of December 31, 2010 and amended our Articles of Association to reduce our share capital accordingly at our 2011 annual general meeting of shareholders on May 3, 2011. All shares acquired after December 31, 2010 will remain as treasury shares until shareholder approval for the cancellation is granted at a future general meeting of shareholders. Based on the aggregate share repurchases under our program through March 31, 2011, we are authorized to repurchase up to an additional $471,392 of our outstanding shares.
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
     Earnings per Share — Basic earnings per share is computed by dividing net income attributable to Foster Wheeler AG by the weighted-average number of shares outstanding during the reporting period.
     Diluted earnings per share is computed by dividing net income attributable to Foster Wheeler AG by the combination of the weighted-average number of shares outstanding during the reporting period and the impact of dilutive securities, if any, such as outstanding stock options and the non-vested portion of restricted share units to the extent such securities are dilutive.
     In profitable periods, outstanding stock options have a dilutive effect under the treasury stock method when the average share price for the period exceeds the assumed proceeds from the exercise of the option. The assumed proceeds include the exercise price, compensation cost, if any, for future service that has not yet been recognized in the consolidated statement of operations, and any tax benefits that would be recorded in paid-in capital when the option is exercised. Under the treasury stock method, the assumed proceeds are assumed to be used to repurchase shares in the current period. The dilutive impact of the non-vested portion of restricted share units is determined using the treasury stock method, but the proceeds include only the unrecognized compensation cost and tax benefits as assumed proceeds.

     The computations of basic and diluted earnings per share were as follows:

	Fiscal Three Months Ended March 31,
	2011	2010
Basic earnings per share:
Net income attributable to Foster Wheeler AG	$22,971	$72,060

Weighted-average number of shares outstanding for basic earnings per share	124,680,060	127,474,887

Basic earnings per share	$0.18	$0.57

Diluted earnings per share:
Net income attributable to Foster Wheeler AG	$22,971	$72,060

Weighted-average number of shares outstanding for basic earnings per share	124,680,060	127,474,887

Effect of dilutive securities:
Options to purchase shares	399,159	296,254
Non-vested portion of restricted share units	252,651	122,035

Weighted-average number of shares outstanding for diluted earnings per share	125,331,870	127,893,176

Diluted earnings per share	$0.18	$0.56

     The following table summarizes options not included in the calculation of diluted earnings per share as the exercise price of those options was greater than the average share price for the period, which would result in an antidilutive effect on diluted earnings per share:

	Fiscal Three Months Ended March 31,
	2011	2010
Options not included in the computation of diluted earnings per share	1,371,549	1,369,135

2. Business Combinations
     In December 2010, we acquired the assets of a proprietary sulfur recovery technology business for $1,000. The sulfur recovery technology is used to treat gas streams containing hydrogen sulfide for the purpose of reducing the sulfur content of fuel products and to recover a saleable sulfur by-product. The acquisition includes patents, know-how and skilled personnel. The purchase price allocation and pro forma information for this acquisition were not material to our consolidated financial statements. This company’s financial results are included within our Global Engineering and Construction Group (“Global E&C Group”) business segment.
3. Investments
Investment in Unconsolidated Affiliates
     We own a noncontrolling interest in two electric power generation projects, one waste-to-energy project and one wind farm project in Italy and in a refinery/electric power generation project in Chile. We also own a 50% noncontrolling interest in a project in Italy which generates earnings from royalty payments linked to the price of natural gas. Based on the outstanding equity interests of these entities, we own 41.65% of each of the two electric power generation projects in Italy, 39% of the waste-to-energy project and 50% of the wind farm project. We have a notional 85% equity interest in the project in Chile; however, we are not the primary beneficiary as a result of participating rights held by the minority shareholder. In determining that we are not the primary beneficiary, we considered the minority shareholder’s right to approve activities of the project that most significantly impact the project’s economic performance which include the right to approve or reject the annual financial (capital and operating) budget and the annual operating plan, the right to approve or reject the appointment of the general manager and senior management, and approval rights with respect to capital expenditures beyond those included in the annual budget.

     On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our unconsolidated affiliate’s facility in Chile. As a result of the damage, the project’s facility suspended normal operating activities on that date. Subsequent to that date, our unconsolidated affiliate filed a claim with its insurance carrier. A preliminary assessment of the extent of the damage was completed and an estimate of the required cost of repairs was developed. Based on the assessment and cost estimate, as well as correspondence received from the insurance carrier, we expect the property damage insurance recovery to be sufficient to cover the costs of repairing the facility. The insurance carrier also provided a preliminary assessment of the business interruption insurance recovery due to our unconsolidated affiliate, and has advanced insurance proceeds against this assessment. Based on this assessment, we expect the business interruption insurance recovery to substantially compensate our unconsolidated affiliate for the loss of profits while the facility has suspended normal operating activities. Our unconsolidated affiliate’s receivable related to the remaining balance under their property damage and business interruption insurance recovery assessment was approximately $53,500 as of March 31, 2011, which is included in current assets in the table below. The facility is currently operating in testing mode and is expected to resume normal operating activities in the fiscal second quarter of 2011.
     The summarized financial information presented below for the project in Chile includes an estimated recovery under a property damage insurance policy sufficient to cover the costs that have been incurred to repair the facility and an estimated recovery under a business interruption insurance policy for fixed costs along with an estimated recovery for lost profits during the period that the facility has suspended normal operating activities.
     We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for these entities (each as a whole) based on where the projects are located:

	March 31, 2011		December 31, 2010
	Italy	Chile	Italy	Chile
Balance Sheet Data:
Current assets	$379,189	$87,983	$396,512	$70,381
Other assets (primarily buildings and equipment)	414,921	115,375	395,264	117,779
Current liabilities	185,549	53,499	202,658	43,909
Other liabilities (primarily long-term debt)	291,323	43,927	275,466	50,132
Net assets	317,238	105,932	313,652	94,119

	Fiscal Three Months Ended March 31,
	2011		2010
	Italy	Chile	Italy	Chile
Income Statement Data:
Total revenues	$29,417	$20,817	$99,638	$10,623
Gross profit	12,067	129	18,977	4,487
Income before income taxes	9,256	14,766	13,903	4,171
Net earnings	5,647	11,813	7,912	3,462
     Our investment in these unconsolidated affiliates is recorded within investments in and advances to unconsolidated affiliates on the consolidated balance sheet and our equity in the net earnings of these unconsolidated affiliates is recorded within other income, net on the consolidated statement of operations. The investments and equity earnings of the projects in Italy and project in Chile are included in our Global E&C Group and Global Power Group business segments, respectively. Our consolidated financial statements reflect the following amounts related to these unconsolidated affiliates:

	Fiscal Three Months Ended March 31,
	2011	2010
Equity in the net earnings of partially owned affiliates	$12,493	$6,289
Distributions from equity affiliates	$9,677	$—

	March 31, 2011	December 31, 2010
Total investment in equity affiliates	$214,899	$200,668
     Our equity earnings for our project in Chile during the fiscal three months ended March 31, 2011 and 2010 were $9,887 and $2,831, respectively, which included our equity interest in the after tax estimated recovery under our project in Chile’s business interruption insurance policy while the facility has suspended normal operating activities. The increase in equity earnings was driven primarily by higher marginal rates for electrical power generation included in the project’s business interruption insurance recovery. In accordance with authoritative accounting guidance on business interruption insurance, we recorded an estimated recovery for lost profits as substantially all contingencies related to the insurance claim had been resolved as of the fiscal third quarter of 2010.

     The two electric power generation projects in Italy, owned by the companies Centro Energia Teverola S.p.A., (“CET”) and Centro Energia Ferrara S.p.A., (“CEF”), in which we hold 41.65% of the shares in each company, had long-term power off-take agreements in place with the Authority for Energy (the “Energy Authority”), which is part of the Italian Economic Development Ministry (the “Ministry”). The power off-take agreements with the Energy Authority included an incentivized tariff during the period of operation. In September 2010, the Ministry announced an option for certain projects, including those of CEF and CET, to terminate their long-term power off-take agreements with the Energy Authority in exchange for a lump-sum payment. The payment was determined by specific calculation under parameters established by the Ministry. In October 2010, CEF and CET submitted an application to terminate their power off-take agreements and, in December 2010, the Ministry approved the applications. CET and CEF recognized revenue for the full value of the termination payments in their financial statements for the year ended December 31, 2010.
     In light of the termination of the power off-take agreements, we and our respective partners at CET and CEF reviewed the economic viability of each plant. As a result, a decision was made to shut down the CET plant effective January 1, 2011. We and our partner in CEF decided to continue to operate the CEF plant at least temporarily on a merchant basis following the termination of its power off-take agreement. We and our partner in the CEF plant will continue to review the economic viability of the project and we may consider a potential sale of the plant in 2011. As a result of the foregoing operating decisions, CET and CEF recorded impairment charges during the fiscal fourth quarter of 2010 to write down their fixed assets to fair value in their financial statements. Additionally, during the fiscal fourth quarter of 2010, our investments in CET and CEF were reduced by equity losses based on the 2010 financial results of CET and CEF, inclusive of the respective impairment charges. As a result of the foregoing, the carrying value of our CET and CEF investments approximated fair value at December 31, 2010. Our equity earnings from our investments in CET and CEF during the fiscal three months ended March 31, 2011 were insignificant. Our equity earnings for our CET and CEF investments during the fiscal three months ended March 31, 2010 were $428 and $511, respectively.
     We have guaranteed certain performance obligations of the project in Chile. We do not expect that the earthquake will require us to contribute to this project under our guarantee of the project’s performance obligations.
     We have a contingent obligation, which is measured annually based on the operating results of the project in Chile for the preceding year and is shared equally with our minority interest partner. We did not have a current payment obligation under this guarantee as of March 31, 2011 and December 31, 2010.
     In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the project in Chile does not generate sufficient cash flows to make such payments. We are required to maintain the debt service reserve letter of credit during the term of the project in Chile’s debt, which matures in 2014. As of March 31, 2011, no amounts have been drawn under this letter of credit and, based on our current assessment following the earthquake in Chile as described above, we do not anticipate any amounts being drawn under this letter of credit.
     We also have a wholly-owned subsidiary that provides operations and maintenance services to the Chile based project. We continue to provide our services to the project while the facility has suspended normal operating activities, as a result of the earthquake in Chile noted above, which have been focused on assessing the damage caused by the earthquake and the related repair for the facility to resume normal operating activities. We record the fees for operations and maintenance services in operating revenues on our consolidated statement of operations and the corresponding receivable in trade accounts and notes receivable on our consolidated balance sheet. Our consolidated financial statements include the following balances related to our project in Chile:

	Fiscal Three Months Ended March 31,
	2011	2010
Fees for operations and maintenance services (included in operating revenues)	$2,660	$2,461

	March 31, 2011	December 31, 2010
Receivable from our unconsolidated affiliate in Chile (included in trade receivables)	$4,140	$632
     We also have guaranteed the performance obligations of our wholly-owned subsidiary under the project in Chile’s operations and maintenance agreement. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have ever been paid under the guarantee.

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

Balance Sheet Data (excluding intercompany balances):	March 31, 2011	December 31, 2010
Current assets	$7,122	$15,915
Other assets (primarily buildings and equipment)	107,250	102,457
Current liabilities	10,740	11,177
Other liabilities	5,081	1,791
Net assets	98,551	105,404
4. Goodwill and Other Intangible Assets
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

	Global E&C Group		Global Power Group
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
U.S.	$39,357	$39,357	$—	$—
Asia	1,056	1,053	—	—
Europe	—	—	51,352	48,507

Total	$40,413	$40,410	$51,352	$48,507

     During the fiscal three months ended March 31, 2010, we made a contractual payment of $1,221 related to a prior acquisition of a business in our Global E&C Group’s U.S. operations.
     The following table sets forth amounts relating to our identifiable intangible assets:

	March 31, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$41,853	$(29,191)	$12,662	$41,237	$(28,476)	$12,761
Trademarks	64,650	(28,645)	36,005	63,774	(27,764)	36,010
Customer relationships, pipeline and backlog	22,359	(5,723)	16,636	22,329	(5,030)	17,299

Total	$128,862	$(63,559)	$65,303	$127,340	$(61,270)	$66,070

     As of March 31, 2011, the net carrying amounts of our identifiable intangible assets were $48,597 for our Global Power Group and $16,706 for our Global E&C Group. Amortization expense related to identifiable intangible assets is recorded within cost of operating revenues on the consolidated statement of operations. The following table details amounts relating to amortization expense by period:

	Fiscal Three Months Ended March 31,
	2011	2010
Amortization expense	$1,648	$1,778

	Fiscal Years
	2011	2012	2013	2014	2015
Approximate full year amortization expense	$6,200	$5,900	$5,600	$5,300	$5,300

5. Borrowings
     The following table shows the components of our long-term debt:

	March 31, 2011			December 31, 2010
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$2,626	$59,340	$61,966	$2,574	$59,024	$61,598
Special-Purpose Limited Recourse Project Debt:
FW Power S.r.l.	7,875	86,217	94,092	7,403	81,047	88,450
Energia Holdings, LLC at 11.443% interest, due April 15, 2015	2,019	11,220	13,239	2,019	11,220	13,239
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2024	—	1,283	1,283	—	1,283	1,283

Total	$12,520	$158,060	$170,580	$11,996	$152,574	$164,570

Estimated fair value			$187,696			$182,602

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

     We had approximately $296,100 and $310,100 of letters of credit outstanding under our U.S. senior secured credit agreement in effect as of March 31, 2011 and December 31, 2010, respectively. The letter of credit fees under the U.S. senior secured credit agreement outstanding as of March 31, 2011 and December 31, 2010 ranged from 1.00% to 2.00% of the outstanding amount, excluding fronting fees. There were no funded borrowings outstanding under the agreement as of March 31, 2011 or December 31, 2010.
6. Pensions and Other Postretirement Benefits
     We have defined benefit pension plans in the United States, or U.S., the United Kingdom, or U.K., Canada, Finland, France, India and South Africa, and we have other postretirement benefit plans for health care and life insurance benefits in the U.S. and Canada.
     Defined Benefit Pension Plans — Our defined benefit pension plans, or pension plans, cover certain full-time employees. Under the pension plans, retirement benefits are primarily a function of both years of service and level of compensation. The U.S. pension plans, which are closed to new entrants and additional benefit accruals, and the Canada, Finland, France and India pension plans are non-contributory. The U.K. pension plan, which is closed to new entrants and additional benefit accruals, and the South Africa pension plan are both contributory plans.
     Effective March 31, 2010, we closed the U.K. pension plan for future defined benefit accrual. As a result of the U.K. plan closure, we recognized a curtailment gain in our statement of operations in the fiscal three months ended March 31, 2010 of approximately £13,300 (approximately $20,100 at the exchange rate in effect at the time of the pension plan closure).
     Based on the minimum statutory funding requirements for fiscal year 2011, we are not required to make any mandatory contributions to our U.S. pension plans. The following table provides details on fiscal year 2011 mandatory contribution activity for our non-U.S. pension plans:

Contributions in the fiscal three months ended March 31, 2011	$3,900
Remaining contributions expected for fiscal year 2011	20,300

Contributions expected for fiscal year 2011	$24,200

     We did not make any discretionary contributions during the fiscal first three months of 2011; however, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during fiscal year 2011.
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

     The components of net periodic benefit cost/(credit) for our defined benefit pension plans and other postretirement benefit plans were as follows:

	Fiscal Three Months Ended March 31,
	2011	2010	2011	2010
	Defined Benefit		Other Postretirement
	Pension Plans		Benefit Plans
Net periodic benefit cost/(credit):
Service cost	$369	$1,877	$27	$34
Interest cost	15,611	15,375	912	1,207
Expected return on plan assets	(18,141)	(15,180)	—	—
Amortization of net actuarial loss	3,454	5,928	77	52
Amortization of prior service (credit)/cost	9	(425)	(891)	(996)
Amortization of transition obligation	12	24	—	—
Curtailment gain*	—	(20,086)	—	—

Net periodic benefit cost/(credit)	$1,314	$(12,487)	$125	$297

Changes recognized in other comprehensive income:
Net actuarial loss	$—	$21,130	$—	$—
Prior service credit	—	(9,054)	—	—
Amortization of net actuarial loss	(3,454)	(5,928)	(77)	(52)
Amortization of prior service credit/(cost)	(9)	425	891	996
Amortization of transition obligation	(12)	(24)	—	—

Total recognized in other comprehensive income — before tax	$(3,475)	$6,549	$814	$944

*	During the fiscal three months ended March 31, 2010, a curtailment gain resulted from the closure of the U.K. pension plan for future benefit accrual.
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

	Maximum	Carrying Amount of Liability
	Potential Payment	March 31, 2011	December 31, 2010
Environmental indemnifications	No limit	$8,100	$8,400
Tax indemnifications	No limit	$—	$—
     We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Fiscal Three Months Ended March 31,
	2011	2010
Warranty Liability:
Balance at beginning of year	$100,300	$110,800
Accruals	7,600	6,800
Settlements	(4,900)	(3,600)
Adjustments to provisions, including foreign currency translation	100	(11,500)

Balance at end of period	$103,100	$102,500

     We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $1,065,900 and $1,010,600 as of March 31, 2011 and December 31, 2010, respectively, primarily for guarantees of our performance on projects currently in execution or under warranty. These amounts include the standby letters of credit issued under the U.S. senior secured credit agreement discussed in Note 5 and from other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.

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

	Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2011	2010	Location	2011	2010
Derivatives designated as hedging instruments
Interest rate swap contracts	Other assets	$—	$—	Other long-term liabilities	$5,860	$6,903
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	3,299	2,112	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	1,263	2,978
Foreign currency forward contracts	Other accounts receivable	298	367	Accounts payable	—	38

Total derivatives		$3,597	$2,479		$7,123	$9,919

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
     The notional amount of foreign currency forward contracts provides one measure of the transaction volume outstanding as of the balance sheet date. As of March 31, 2011, we had a total gross notional amount of $232,043 related to foreign currency forward contracts. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contracts mature between fiscal years 2011 and 2013.
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

		Amount of Gain/(Loss) Recognized in
		Income on Derivatives
Derivatives Not Designated as	Location of Gain/(Loss) Recognized	Fiscal Three Months Ended March 31,
Hedging Instruments	in Income on Derivative	2011	2010
Foreign currency forward contracts	Cost of operating revenues	$1,814	$(1,451)
Foreign currency forward contracts	Other deductions, net	70	(188)

Total		$1,884	$(1,639)

     The mark-to-market adjustments on foreign currency forward exchange contracts for these unrealized gains or losses are primarily recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.
     During the fiscal first three months ended March 31, 2011 and 2010, we included net cash inflows/(outflows) on the settlement of derivatives of $182 and $(2,548), respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities in the consolidated statement of cash flows.
     Interest Rate Risk
     We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps was $78,100 as of March 31, 2011.
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
     The impact from interest rate swap contracts in cash flow hedging relationships was as follows:

	Fiscal Three Months Ended March 31,
	2011	2010
Gain/(loss) recognized in Other comprehensive income	$847	$(2,936)
Loss reclassified from Accumulated other comprehensive loss	615	1,122
9. Share-Based Compensation Plans
     Our share-based compensation plans include both restricted share units and stock option awards. The following table summarizes our share-based compensation expense and related income tax benefit:

	Fiscal Three Months Ended March 31,
	2011	2010
Share-based compensation	$4,871	$4,602
Related income tax benefit	81	99
     As of March 31, 2011, we had $15,338 and $19,089 of total unrecognized compensation cost related to stock options and restricted share units, respectively. Those amounts are expected to be recognized as expense over a weighted-average period of approximately 26 months.

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
     We estimate the fair value of each restricted share unit award using the market price of our shares on the date of grant. We then recognize the fair value of each restricted share unit award as compensation cost ratably using the straight-line attribution method over the service period (generally the vesting period).
     Certain of our executives have been awarded performance-based restricted stock units. Under these awards, the number of restricted stock units that ultimately vest depend on our share price performance against specified performance goals, which are defined in our performance-based award agreement. We estimate the grant date fair value of the performance-based restricted share unit award using a Monte Carlo valuation model. We then recognize the fair value of each restricted share unit award as compensation cost ratably using the straight-line attribution method over the service period (generally the vesting period). During the fiscal three months ended March 31, 2011, performance-based restricted share units totaling 92,971 were granted at an estimated grant date fair value of $25.08 per unit.
     Our share-based compensation plans include a “change in control” provision, which provides for cash redemption of equity awards issued thereunder in certain limited circumstances. In accordance with Securities and Exchange Commission Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” we present the redemption amount of these equity awards as temporary equity on the consolidated balance sheet as the equity award is amortized during the vesting period. The redemption amount represents the intrinsic value of the equity award on the grant date. In accordance with current accounting guidance regarding the classification and measurement of redeemable securities, we do not adjust the redemption amount each reporting period unless and until it becomes probable that the equity awards will become redeemable (upon a change in control event). Upon vesting of the equity awards, we reclassify the intrinsic value of the equity awards, as determined on the grant date, to permanent equity. A reconciliation of temporary equity for the fiscal first three months ended March 31, 2011 and 2010 were as follows:

	March 31, 2011	March 31, 2010
Balance at beginning of year	$4,935	$2,570
Compensation cost during the period for those equity awards with intrinsic value on the grant date	2,580	2,279
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(1,510)	(20)

Balance at end of period	$6,005	$4,829

     Our articles of association provide for conditional capital of 63,207,957 registered shares for the issuance of shares under our share-based compensation plans and other convertible or exercisable securities we may issue in the future. Conditional capital decreases upon issuance of shares in connection with the exercise of outstanding stock options or vesting of restricted share units, with an offsetting increase to our issued share capital. As of March 31, 2011, our remaining available conditional capital was 60,255,245 shares.

10. Income Taxes
     The tax provision for each year-to-date period is calculated by multiplying pretax income by the estimated annual effective tax rate for such period. Our effective tax rate can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of income taxed in various non-U.S. jurisdictions with rates different from the U.S. statutory rate, as a result of our inability to recognize a tax benefit for losses generated by certain unprofitable operations and as a result of the varying mix of income earned in the jurisdictions in which we operate. Deferred tax assets and liabilities are established for tax attributes (credits or loss carryforwards) and temporary differences between the book and tax basis of assets and liabilities. Within each jurisdiction and taxpaying component, current and noncurrent deferred tax assets and liabilities are combined and presented as a net amount. Deferred tax assets are reduced by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of loss carryforwards (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pretax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate. Conversely, in periods when operating units subject to a valuation allowance generate pretax losses, the corresponding increase in the valuation allowance has an unfavorable impact on our effective tax rate. We have decreased our December 31, 2010 deferred tax assets (current and non-current) and noncurrent deferred tax liabilities in equal amounts in order to reflect the net presentation of deferred tax assets and liabilities by jurisdiction consistent with our March 31, 2011 presentation.
     Fiscal Year 2011
     Our effective tax rate for the fiscal first three months of 2011 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which is expected to contribute to an approximate 14-percentage point reduction in the effective tax rate for the full year 2011.
•	A valuation allowance increase for the quarter because we are unable to recognize a tax benefit for year-to-date losses subject to valuation allowance in the United States.
•	Discrete items for the quarter, including, primarily, changes in judgment regarding unrecognized tax benefits and certain adjustments to deferred taxes and taxes payable for prior years.
     Both the valuation allowance increase and the discrete items for the quarter are not expected to significantly change the effective tax rate for the full year 2011.
Fiscal Year 2010
     Our effective tax rate for the fiscal first three months of 2010 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 19-percentage point reduction in the effective tax rate.
•	Total changes in our valuation allowance contributed to an approximate five-percentage point increase in the effective tax rate as a result of the impact of a net valuation allowance increase because we are unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily the United States).
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
     A number of tax years are under audit by the relevant tax authorities in various jurisdictions, including the U.S. and several states within the U.S. We anticipate that several of these audits may be concluded in the foreseeable future, including in the remainder of fiscal year 2011. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the magnitude of any such reduction at this time. We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations.

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
     Our Global Power Group’s steam generating equipment includes a broad range of technologies, offering independent power producers, utilities, municipalities and industrial clients high-value technology solutions for converting a wide range of fuels, such as coal, lignite, petroleum coke, oil, gas, solar, biomass, municipal solid waste and waste flue gases into steam, which can be used for power generation, district heating or for industrial processes.
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

Operating Revenues
     We conduct our business on a global basis. Operating revenues by industry and business segment were as follows:

	Fiscal Three Months Ended March 31,
	2011	2010
Operating Revenues (Third-Party) by Industry:
Power generation	$195,129	$155,180
Oil refining	363,529	315,838
Pharmaceutical	11,184	12,597
Oil and gas	272,047	297,622
Chemical/petrochemical	153,977	132,107
Power plant operation and maintenance	28,329	24,322
Environmental	2,559	3,124
Other, net of eliminations	9,498	4,783

Total	$1,036,252	$945,573

Operating Revenues (Third-Party) by Business Segment:
Global E&C Group	$823,743	$779,684
Global Power Group	212,509	165,889

Total	$1,036,252	$945,573

EBITDA
     EBITDA is the primary measure of operating performance used by our chief operating decision maker. We define EBITDA as net income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization.

     A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)
Fiscal Three Months Ended March 31, 2011:
EBITDA (2)	$46,804	$41,668	$26,464	$(21,328)

Add: Net income attributable to noncontrolling interests	2,305
Less: Interest expense	3,879
Less: Depreciation and amortization	12,671

Income before income taxes	32,559
Less: Provision for income taxes	7,283

Net income	25,276
Less: Net income attributable to noncontrolling interests	2,305

Net income attributable to Foster Wheeler AG	$22,971

Fiscal Three Months Ended March 31, 2010:
EBITDA (2)	$111,280	$99,933	$29,883	$(18,536)

Add: Net income attributable to noncontrolling interests	3,306
Less: Interest expense	4,551
Less: Depreciation and amortization	13,059

Income before income taxes	96,976
Less: Provision for income taxes	21,610

Net income	75,366
Less: Net income attributable to noncontrolling interests	3,306

Net income attributable to Foster Wheeler AG	$72,060

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	EBITDA includes the following:

	Fiscal Three Months Ended March 31,
	2011	2010
Net (decrease)/increase in contract profit from the regular revaluation of final estimated contract profit revisions*:
Global E&C**	$800	$9,200
Global Power Group**	(5,400)	3,900

Total**	(4,600)	13,100

Net asbestos-related provision/(gain) in C&F Group***	400	(700)
Curtailment gain on the closure of the U.K. pension plan for future defined benefit accrual in our Global E&C Group	—	20,100

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.

**	The changes in final estimated contract profit revisions during the fiscal three months ended March 31, 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of $3,200 and $4,600, respectively. The corrections were recorded in the current period as they were not material to previously issued financial statements, nor are they expected to be material to the full year 2011 financial statements.

***	Please refer to Note 12 for further information regarding the revaluation of our asbestos liability and related asset.
     The accounting policies of our business segments are the same as those described in our summary of significant accounting policies as disclosed in our 2010 Form 10-K. The only significant intersegment transactions relate to interest on intercompany balances. We account for interest on those arrangements as if they were third-party transactions—i.e. at current market rates, and we include the elimination of that activity in the results of the C&F Group.
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

     United States
     A summary of our U.S. claim activity is as follows:

	Fiscal Three Months Ended March 31,
Number of Claims by period:	2011	2010
Open claims at beginning of year	124,420	125,100
New claims	1,280	1,210
Claims resolved	(2,120)	(880)

Open claims at end of period	123,580	125,430

     We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through the first fiscal quarter of 2026. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

	March 31, 2011	December 31, 2010
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$55,858	$54,449
Asbestos-related insurance recovery receivable	156,576	165,452

Total asbestos-related assets	$212,434	$219,901

Asbestos-related liabilities recorded within:
Accrued expenses	$48,100	$59,000
Asbestos-related liability	269,833	278,500

Total asbestos-related liabilities	$317,933	$337,500

Liability balance by claim category:
Open claims	$61,977	$78,460
Future unasserted claims	255,956	259,040

Total asbestos-related liabilities	$317,933	$337,500

     Since fiscal year-end 2004, we have worked with Analysis, Research & Planning Corporation, or ARPC, nationally recognized consultants in the United States with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at each fiscal year-end for the next 15 years. Since that time, we have recorded our estimated asbestos liability at a level consistent with ARPC’s reasonable best estimate. Our estimated asbestos liability decreased during the fiscal first three months of 2011 as a result of indemnity and defense cost payments totaling approximately $21,600, partially offset by an increase of $2,000 related to the accrual of our rolling 15-year asbestos-related liability estimate. The total asbestos-related liabilities are comprised of our estimates for our liability relating to open (outstanding) claims being valued and our liability for future unasserted claims through the first fiscal quarter of 2026.
     Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type — mesothelioma, lung cancer and non-malignancies — and the breakdown of known and future claims into disease type — mesothelioma, lung cancer or non-malignancies. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through the fiscal first quarter of 2026, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after the first fiscal quarter of 2026, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after the fiscal first quarter of 2026.
     Through March 31, 2011, total cumulative indemnity costs paid were approximately $744,300 and total cumulative defense costs paid were approximately $347,300. Historically, defense costs have represented approximately 31.8% of total defense and indemnity costs. The overall historic average combined indemnity and defense cost per resolved claim through March 31, 2011 has been approximately $3.0. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.
     Over the last several years, certain of our subsidiaries have entered into settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. During the fiscal first three months of 2011, our subsidiaries reached an agreement to settle their disputed asbestos-related insurance coverage with an additional insurer. As a result of this settlement, we increased our asbestos-related insurance asset and recorded a gain of $1,600 in the first fiscal quarter ended March 31, 2011.
     Asbestos-related assets under executed settlement agreements with insurers due in the next 12 months are recorded within accounts and notes receivable-other and amounts due beyond 12 months are recorded within asbestos-related insurance recovery receivable. Asbestos-related insurance recovery receivable also includes our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through the first fiscal quarter of 2026. Our asbestos-related assets have not been discounted for the time value of money.
     Our insurance recoveries may be limited by insolvencies among our insurers. We have not assumed recovery in the estimate of our asbestos insurance asset from any of our currently insolvent insurers. We have considered the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. As of March 31, 2011 and December 31, 2010, we have not recorded an allowance for uncollectible balances against our asbestos-related insurance assets. We write off receivables from insurers that have become insolvent; there have been no such write-offs during the fiscal three months ended March 31, 2011 and 2010. Other insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. Failure to realize the expected insurance recoveries, or delays in receiving material amounts from our insurers, could have a material adverse effect on our financial condition and our cash flows.
     The following table summarizes our net asbestos-related provision/(gain):

	Fiscal Three Months Ended March 31,
	2011	2010
Provision for revaluation	$2,000	$3,245
Gain on the settlement of coverage litigation	(1,600)	(3,992)

Net asbestos-related provision/(gain)	$400	$(747)

     Our net asbestos-related provision/(gain) is the result of our revaluation of our asbestos liability and related asset resulting from adjustments for actual settlement experience different from our estimates and the accrual of our rolling 15-year asbestos liability estimate, partially offset by gains on the settlement of coverage litigation with asbestos insurance carriers.
     The following table summarizes our approximate asbestos-related payments and insurance proceeds:

	Fiscal Three Months Ended March 31,
	2011	2010
Asbestos litigation, defense and case resolution payments	$21,600	$15,500
Insurance proceeds	(9,100)	(9,100)

Net asbestos-related payments	$12,500	$6,400

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
     United Kingdom
     Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 968 claims have been brought against our U.K. subsidiaries of which 289 remained open as of March 31, 2011. None of the settled claims has resulted in material costs to us. The following table summarizes our asbestos-related liabilities and assets for our U.K. subsidiaries based on open (outstanding) claims and our estimate for future unasserted claims through the first fiscal quarter of 2026:

	March 31, 2011	December 31, 2010
Asbestos-related assets:
Accounts and notes receivable-other	$1,998	$1,927
Asbestos-related insurance recovery receivable	30,199	29,119

Total asbestos-related assets	$32,197	$31,046

Asbestos-related liabilities:
Accrued expenses	$1,998	$1,927
Asbestos-related liability	30,199	29,119

Total asbestos-related liabilities	$32,197	$31,046

Liability balance by claim category:
Open claims	$5,851	$5,782
Future unasserted claims	26,346	25,264

Total asbestos-related liabilities	$32,197	$31,046

     The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability and related asset recorded in the U.K. would be approximately $55,000.
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
     Between fiscal year 2006 and the end of fiscal year 2008, we recorded charges totaling $61,700 in relation to this project. The implementation of the technical solutions is anticipated to be completed in late 2011.

     Power Plant Arbitration — North America
     In January 2010, we commenced arbitration against our client in connection with a power plant project in Louisiana seeking, among other relief, a declaration as to our rights under our purchase order with respect to $17,800 in retention monies and an $82,000 letter of credit held by the client. The purchase order was for the supply of two boilers and ancillary equipment for the project. The project was substantially completed and released for commercial operation in February 2010. Our client is the project’s engineering, procurement and construction contractor. Under the terms of the purchase order, significant reductions to the retention and letter of credit monies are to occur upon the project’s achievement of substantial completion, which has been delayed due to failures on our client’s part to properly manage and execute the project. The client has taken the position that we are responsible for the project’s delays and, subsequent to service of our arbitration demand, has served its own arbitration demand, seeking to assess us with all associated late substantial completion liquidated damages under our purchase order, together with liquidated damages for alleged late material and equipment deliveries, and back charges for corrective work and other damages arising out of allegedly defective materials and equipment delivered by us. The client contends it is owed in excess of $69,000 under our purchase order as a result of our alleged failures. There is a risk that the client will attempt to call all or part of the letter of credit during the pendency of the proceeding. We are of the opinion that any such call would be wrongful and entitle us to seek return of the funds and any other damages arising out of the call. Our client has commenced a separate arbitration against the power plant owner, seeking monetary damages and delay liquidated damage assessment refunds for schedule and productivity impacts due to force majeure events and other power plant owner-caused delays. The power plant owner has counterclaimed seeking monetary damages for deficient plant performance including the alleged inability of the boilers to sustain reliable operation. Our client has asserted a claim against us in our arbitration with the client for damages in an unspecified amount due to alleged boiler performance problems. It is our position that the existence of the owner-to-client claim does not affect our liability under our contract with the client. We cannot predict the ultimate outcome of this dispute at this time.
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
     In the fall of 2004, FWEC sampled the private domestic water supply wells of certain residences in Mountain Top and identified approximately 30 residences whose wells contained TCE at levels in excess of Safe Drinking Water Act standards. The subject residences are located approximately one mile to the southwest of where the TCE previously was discovered in the soils at the former FWEC facility. Since that time, FWEC, USEPA, and PADEP have cooperated in responding to the foregoing. Although FWEC believed the evidence available was not sufficient to support a determination that FWEC was responsible for the TCE in the residential wells, FWEC immediately provided the affected residences with bottled water, followed by water filters, and, pursuant to a settlement agreement with USEPA, it hooked them up to the public water system. Pursuant to an amendment of the settlement agreement, FWEC subsequently agreed with USEPA to arrange and pay for the hookup of several additional residences, even though TCE has not been detected in the wells at those residences. The hookups to the agreed-upon residences have been completed. FWEC is incurring costs related to public outreach and communications in the affected area, and it may be required to pay the agencies’ costs in overseeing and responding to the situation.
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

     With regard to the foregoing, the waste-to-energy facility operated by our Camden County Energy Recovery Associates, LP (“CCERA”) project subsidiary is subject to certain revisions to New Jersey’s mercury air emission regulations. The revisions make CCERA’s mercury control requirements more stringent, especially when the last phase of the revisions becomes effective in 2012. CCERA’s management believes that the data generated during recent stack testing tends to indicate that the facility will be able to comply with even the most stringent of the regulatory revisions without installing additional control equipment. Even if the equipment had to be installed, CCERA could assert that the project’s sponsor would be responsible to pay for the equipment. However, the sponsor may not have sufficient funds to do so or may assert that it is not so responsible. Estimates of the cost of installing the additional control equipment are approximately $30,000 based on our last assessment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(amounts in thousands of dollars, except share data and per share amounts)
          The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and results of operations for the periods indicated below. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 31, 2010, which we refer to as our 2010 Form 10-K.
Safe Harbor Statement
          This management’s discussion and analysis of financial condition and results of operations, other sections of this quarterly report on Form 10-Q and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler AG and the various industries within which we operate. These include statements regarding our expectations about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described in Part I, Item 1A, “Risk Factors,” in our 2010 Form 10-K, which we filed with the Securities and Exchange Commission, or SEC, on February 28, 2011, and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:
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
Summary Financial Results for the Fiscal Three Months Ended March 31, 2011
          Our summary financial results for the fiscal three months ended March 31, 2011 and 2010 are as follows:

	Fiscal Three Months Ended March 31,
	2011	2010
Consolidated Statement of Operations Data:
Operating revenues (1)	$1,036,252	$945,573
Contract profit (1)	99,255	172,082
Selling, general and administrative expenses (1)	73,841	70,305
Net income attributable to Foster Wheeler AG	22,971	72,060
Earnings per share :
Basic	0.18	0.57
Diluted	0.18	0.56
Net cash provided by operating activities (2)	66,503	(4,217)

(1)	Please refer to the section entitled “—Results of Operations” within this Item 2 for further discussion.

(2)	Please refer to the section entitled “—Liquidity and Capital Resources” within this Item 2 for further discussion.
          Cash and cash equivalents totaled $1,102,823 and $1,057,163 as of March 31, 2011 and December 31, 2010, respectively.
          Net income attributable to Foster Wheeler AG decreased in the fiscal first three months of 2011, compared to the same period of 2010, primarily driven by the pretax decrease in contract profit of $72,800, partially offset by increased equity earnings in our Global Power Group’s project in Chile.
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

          In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and we believe that this long-term demand will continue to stimulate investment by our clients in new, expanded and upgraded facilities. The global economic downturn experienced in 2008 and 2009 caused many of our engineering and construction clients to reevaluate the size, timing and scope of their capital spending plans in relation to the kinds of energy, petrochemical and pharmaceutical projects that we execute, but as the global economic outlook continues to improve, we have noted signs of market improvement. During fiscal year 2010 and the beginning of fiscal year 2011, we have been seeing an increased number of our clients implementing their capital spending plans. Some of these clients are continuing to release tranches of work on a piecemeal basis, conducting further analysis before deciding to proceed with their investments or re-evaluating the size, timing or configuration of specific planned projects. We are also seeing clients re-activating planned projects that had previously been placed on hold and developing new projects. The challenges and drivers for our Global E&C Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global E&C Group-Overview of Segment,” within this Item 2.
          During fiscal year 2010 and the beginning of fiscal year 2011, we have seen an improvement in the demand in some markets for the products and services of our Global Power Group, based on increased new proposal activity. We believe this demand will continue to improve during fiscal year 2011, driven primarily by growing electricity demand and industrial production as economies around the world continue to recover. The challenges and drivers for our Global Power Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global Power Group-Overview of Segment,” within this Item 2.
New Orders and Backlog of Unfilled Orders
          The tables below summarize our new orders and backlog of unfilled orders by period:

	Fiscal Quarter Ended
	March 31, 2011	December 31, 2010	March 31, 2010
New orders, measured in future revenues:
Global E&C Group*	$719,800	$896,600	$476,300
Global Power Group	143,700	422,600	462,200

Total*	$863,500	$1,319,200	$938,500

* Balances include Global E&C Group flow-through revenues, as defined in the section entitled “—Results of Operations-Operating Revenues” within this Item 2.

	$338,400	$335,100	$58,100

	As of
	March 31, 2011	December 31, 2010	March 31, 2010
Backlog of unfilled orders, measured in future revenues	$3,849,300	$3,979,500	$4,027,800
Backlog, measured in Foster Wheeler scope*	$2,624,100	$2,643,200	$2,306,700
E&C man-hours in backlog (in thousands)	12,500	12,700	13,500

*	As defined in the section entitled “—Backlog and New Orders” within this Item 2.
          Please refer to the section entitled “—Backlog and New Orders” within this Item 2 for further detail.
Results of Operations
Operating Revenues

	Fiscal Three Months Ended March 31,
	2011	2010	$ Change	% Change
Global E&C Group	$823,743	$779,684	$44,059	5.7%
Global Power Group	212,509	165,889	46,620	28.1%

Total	$1,036,252	$945,573	$90,679	9.6%

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

          Our operating revenues by geographic region, based upon where our projects are being executed, for the fiscal three months ended March 31, 2011 and 2010, were as follows:

	Fiscal Three Months Ended March 31,
	2011	2010	$ Change	% Change
Africa	$54,920	$34,980	$19,940	57.0%
Asia	188,315	212,631	(24,316)	(11.4)%
Australasia and other*	240,021	253,060	(13,039)	(5.2)%
Europe	187,628	199,910	(12,282)	(6.1)%
Middle East	69,833	73,923	(4,090)	(5.5)%
North America	233,618	126,641	106,977	84.5%
South America	61,917	44,428	17,489	39.4%

Total	$1,036,252	$945,573	$90,679	9.6%

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.
          Our operating revenues increased in the fiscal first three months of 2011, compared to the same period in 2010, primarily as a result of increased flow-through revenues of $99,000, as described below. Our operating revenues were relatively flat excluding the impact of the change in flow-through revenues in the fiscal first three months of 2011, compared to the same period in 2010, which was the net result of decreased operating revenues in our Global E&C Group, substantially offset by increased operating revenues in our Global Power Group. Foreign currency fluctuations had a minimal impact on the change in operating revenues from the fiscal first three months of 2011, compared to the same period in 2010.
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
Contract Profit

Fiscal Three Months Ended March 31,
2011	2010	$ Change	% Change
$99,255	$172,082	$(72,827)	(42.3)%
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
          Contract profit declined during the fiscal first three months of 2011, compared to the same period in 2010, driven by our Global E&C Group and, to a lesser extent, our Global Power Group. Our contract profit decline also included the impact of a curtailment gain of approximately $20,100 recognized in the fiscal first three months of 2010 related to our Global E&C Group’s U.K. pension plan that was closed for future defined benefit accrual. Please refer to the section entitled “—Business Segments,” within this Item 2, for further information related to contract profit for both of our operating groups.

Selling, General and Administrative (SG&A) Expenses

Fiscal Three Months Ended March 31,
2011	2010	$ Change	% Change
$73,841	$70,305	$3,536	5.0%
          SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.
          SG&A expenses increased in the fiscal first three months of 2011, compared to the same period in 2010, primarily as a result of increased general overhead costs of $1,800 and sales pursuit costs of $1,700, while research and development costs were relatively unchanged.
Other Income, net

Fiscal Three Months Ended March 31,
2011	2010	$ Change	% Change
$14,266	$8,332	$5,934	71.2%
          Other income, net during the fiscal first three months of 2011, consisted primarily of equity earnings of $12,300 generated from our investments, primarily from our ownership interests in build, own and operate projects in Italy and Chile.
          Other income, net increased in the fiscal first three months of 2011, compared to 2010, primarily driven by significantly increased equity earnings in our Global Power Group’s project in Chile of $7,100, partially offset by decreased equity earnings of $900 related to two of our Global E&C Group’s projects in Italy that terminated their power off-take agreements with a local energy authority during the fiscal fourth quarter of 2010.
          For further information related to our equity earnings, please refer to the sections within this Item 2 entitled “—Business Segments-Global Power Group” for our Global Power Group’s project in Chile and “—Business Segments-Global E&C Group” for our Global E&C Group’s projects in Italy, as well as Note 3 to the consolidated financial statements in this quarterly report on Form 10-Q.
Other Deductions, net

Fiscal Three Months Ended March 31,
2011	2010	$ Change	% Change
$6,117	$11,688	$(5,571)	(47.7)%
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
          Other deductions, net in the fiscal first three months of 2011 consisted primarily of $3,400 of legal fees, $800 of bank fees, $700 of net penalties on unrecognized tax benefits and $600 of consulting fees, partially offset by a $500 net foreign exchange transaction gain. The decrease in other deductions, net in the fiscal first three months of 2011, compared to the same period in 2010, was primarily the net result of a favorable impact of $5,000 related to the change in net foreign exchange transactions.
          Net foreign exchange transactions in the fiscal first three months of 2011 resulted in a net gain of $500. The net gain was primarily driven from exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.
Interest Income

Fiscal Three Months Ended March 31,
2011	2010	$ Change	% Change
$3,275	$2,359	$916	38.8%
          Interest income increased in the fiscal first three months of 2011, compared to the same period in 2010, primarily as a result of higher interest rates and investment yields and, to a lesser extent, higher average cash and cash equivalents balances, while the impact of foreign currency fluctuations was relatively unchanged.

Interest Expense

Fiscal Three Months Ended March 31,
2011	2010	$ Change	% Change
$3,879	$4,551	$(672)	(14.8)%
          Interest expense decreased in the fiscal first three months of 2011, compared to the same period in 2010, which was the net result of a favorable impact from decreased average borrowings, partially offset by increased interest expense on unrecognized tax benefits of $700.
Net Asbestos-Related Provision/(Gain)

Fiscal Three Months Ended March 31,
2011	2010	$ Change	% Change
$400	$(747)	$1,147	N/M

N/M — not meaningful
          The change in the net asbestos-related provision/(gain) in the fiscal first three months of 2011, compared to the same period in 2010, primarily resulted from a decreased gain on the settlement of coverage litigation with asbestos insurance carriers of $2,400, partially offset by a decrease in our provision related to the revaluation of our asbestos liability of $1,300. The decrease in our provision primarily related to a charge during the fiscal first three months of 2010 related to the revaluation of our asbestos liability, as actual claim settlement experience differed from our estimates.
Provision for Income Taxes

	Fiscal Three Months Ended March 31,
	2011	2010	$ Change	% Change
Provision for income taxes	$7,283	$21,610	$(14,327)	(66.3)%
Effective Tax Rate	22.4%	22.3%
     The tax provision for each year-to-date period is calculated by multiplying pretax income by the estimated annual effective tax rate for such period. Our effective tax rate can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of income taxed in various non-U.S. jurisdictions with rates different from the U.S. statutory rate, as a result of our inability to recognize a tax benefit for losses generated by certain unprofitable operations and as a result of the varying mix of income earned in the jurisdictions in which we operate. Deferred tax assets and liabilities are established for tax attributes (credits or loss carryforwards) and temporary differences between the book and tax basis of assets and liabilities. Within each jurisdiction and taxpaying component, current and noncurrent deferred tax assets and liabilities are combined and presented as a net amount. Deferred tax assets are reduced by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of loss carryforwards (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pretax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate. Conversely, in periods when operating units subject to a valuation allowance generate pretax losses, the corresponding increase in the valuation allowance has an unfavorable impact on our effective tax rate. We have decreased our December 31, 2010 deferred tax assets (current and non-current) and noncurrent deferred tax liabilities in equal amounts in order to reflect the net presentation of deferred tax assets and liabilities by jurisdiction consistent with our March 31, 2011 presentation.

Fiscal Year 2011
     Our effective tax rate for the fiscal first three months of 2011 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which is expected to contribute to an approximate 14-percentage point reduction in the effective tax rate for the full year 2011.
•	A valuation allowance increase for the quarter because we are unable to recognize a tax benefit for year-to-date losses subject to valuation allowance in the United States.
•	Discrete items for the quarter, including, primarily, changes in judgment regarding unrecognized tax benefits and certain adjustments to deferred taxes and taxes payable for prior years.
     Both the valuation allowance increase and the discrete items for the quarter are not expected to significantly change the effective tax rate for the full year 2011.
Fiscal Year 2010
          Our effective tax rate for the fiscal first three months of 2010 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 19-percentage point reduction in the effective tax rate.
•	Total changes in our valuation allowance contributed to an approximate five-percentage point increase in the effective tax rate as a result of the impact of a net valuation allowance increase because we are unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily the United States).
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
          For statutory purposes, the majority of the U.S. federal tax benefits, against which valuation allowances have been established, do not expire until fiscal year 2026 and beyond, based on current tax laws.
Net Income Attributable to Noncontrolling Interests

Fiscal Three Months Ended March 31,
2011	2010	$ Change	% Change
$2,305	$3,306	$(1,001)	(30.3)%
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
          The decrease in net income attributable to noncontrolling interests in the fiscal first three months of 2011, compared to the same period in 2010, primarily resulted from our operations in South Africa. The decrease in net income attributable to noncontrolling interests also included the net impact of an increase in our operations in Martinez, California, significantly offset by a decrease from our operations in the People’s Republic of China.
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

Fiscal Three Months Ended March 31,
2011	2010	$ Change	% Change
$46,804	$111,280	$(64,476)	(57.9)%
          EBITDA decreased in the fiscal first three months of 2011, compared to the same period in 2010, primarily driven by decreased contract profit which included the unfavorable impact of the inclusion of a curtailment gain recognized in the fiscal first three months of 2010 related to our Global E&C Group’s U.K. pension plan that was closed for future defined benefit accrual, partially offset by increased equity earnings in our Global Power Group’s project in Chile. Please refer to the preceding discussion of each of these items within this “—Results of Operations” section.
          See the individual segment explanations below for additional details.
          EBITDA is a supplemental financial measure not defined in generally accepted accounting principles, or GAAP. We define EBITDA as income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. Certain covenants under our U.S. senior secured credit agreement use an adjusted form of EBITDA such that in the covenant calculations the EBITDA as presented herein is adjusted for certain unusual and infrequent items specifically excluded in the terms of our U.S. senior secured credit agreement. We believe that the line item on the consolidated statement of operations entitled “net income attributable to Foster Wheeler AG” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income attributable to Foster Wheeler AG as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income attributable to Foster Wheeler AG, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:
•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;
•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and
•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.
          A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)
Fiscal Three Months Ended March 31, 2011:
EBITDA (2)	$46,804	$41,668	$26,464	$(21,328)

Less: Interest expense	3,879
Less: Depreciation and amortization	12,671
Less: Provision for income taxes	7,283

Net income attributable to Foster Wheeler AG	$22,971

Fiscal Three Months Ended March 31, 2010:
EBITDA (2)	$111,280	$99,933	$29,883	$(18,536)

Less: Interest expense	4,551
Less: Depreciation and amortization	13,059
Less: Provision for income taxes	21,610

Net income attributable to Foster Wheeler AG	$72,060

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

(2)	EBITDA includes the following:

	Fiscal Three Months Ended March 31,
	2011	2010
Net (decrease)/increase in contract profit from the regular revaluation of final estimated contract profit revisions*:
Global E&C**	$800	$9,200
Global Power Group**	(5,400)	3,900

Total**	(4,600)	13,100

Net asbestos-related provision/(gain) in C&F Group***	400	(700)
Curtailment gain on the closure of the U.K. pension plan for future defined benefit accrual in our Global E&C Group	—	20,100

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding changes in our final estimated contract profit.

**	The changes in final estimated contract profit revisions during the fiscal three months ended March 31, 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of $3,200 and $4,600, respectively. The corrections were recorded in the current period as they were not material to previously issued financial statements, nor are they expected to be material to the full year 2011 financial statements.

***	Please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding the revaluation of our asbestos liability and related asset.
          The accounting policies of our business segments are the same as those described in our summary of significant accounting policies as disclosed in our 2010 Form 10-K. The only significant intersegment transactions relate to interest on intercompany balances. We account for interest on those arrangements as if they were third-party transactions—i.e. at current market rates, and we include the elimination of that activity in the results of the C&F Group.

Business Segments
Global E&C Group

	Fiscal Three Months Ended March 31,
	2011	2010	$ Change	% Change
Operating revenues	$823,743	$779,684	$44,059	5.7%

EBITDA	$41,668	$99,933	$(58,265)	(58.3)%

Results
          Our Global E&C Group’s operating revenues by geographic region for the fiscal three months ended March 31, 2011 and 2010, based upon where our projects are being executed, were as follows:

	Fiscal Three Months Ended March 31,
	2011	2010	$ Change	% Change
Africa	$54,920	$34,735	$20,185	58.1%
Asia	118,698	187,271	(68,573)	(36.6)%
Australasia and other*	240,021	252,862	(12,841)	(5.1)%
Europe	113,376	141,807	(28,431)	(20.0)%
Middle East	60,931	70,540	(9,609)	(13.6)%
North America	181,337	59,546	121,791	204.5%
South America	54,460	32,923	21,537	65.4%

Total	$823,743	$779,684	$44,059	5.7%

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.
          Our Global E&C Group experienced an increase in operating revenues of 6% in the fiscal first three months of 2011, compared to the same period in 2010. The increase in the period was primarily driven by increased flow-through revenues of $99,200, while foreign currency fluctuations had a minimal impact. Excluding flow-through revenues, our Global E&C Group’s operating revenues decreased 13% in the fiscal first three months of 2011, compared to the same period in 2010. Please refer to the “—Overview of Segment” section below for a discussion of our Global E&C Group’s market outlook.
          The decrease in our Global E&C Group’s EBITDA in the fiscal first three months of 2011, compared to the same period in 2010, resulted primarily from the net impact of the following:
•	Decreased contract profit of $45,200, excluding the impact of a curtailment gain recognized in the fiscal first three months of 2010 related to our U.K. defined benefit pension plan noted below, which primarily resulted from decreased contract profit margins and, to a lesser extent, decreased volume of operating revenues, excluding flow-through revenues.

•	The unfavorable impact of the inclusion of a $20,100 curtailment gain recognized in the fiscal first three months of 2010 related to our U.K. defined benefit pension plan that was closed for future benefit accrual, which was included in contract profit.

•	Decreased equity earnings of $900 related to two of our Global E&C Group’s projects in Italy that terminated their power off-take agreements with a local energy authority during the fiscal fourth quarter of 2010.

•	A favorable impact of $6,200 related to the change in net foreign exchange transactions, which was primarily driven from exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.
          During 2010, two of our equity interest investments in electric power generation projects in Italy, Centro Energia Teverola S.p.A., or CET, and Centro Energia Ferrara S.p.A., or CEF, terminated long-term incentivized power off-take agreements that they had in place with the Authority for Energy. In light of the termination of the power off-take agreements, we and our respective partners at CET and CEF reviewed the economic viability of each plant. As a result, a decision was made to shut down the CET plant effective January 1, 2011. We and our partner in CEF decided to continue to operate the CEF plant at least temporarily on a merchant basis following the termination of its power off-take agreement. We and our partner in the CEF plant will continue to review the economic viability of the project and we may consider a potential sale of the plant in 2011. As a result of the foregoing operating decisions, CET and CEF recorded impairment charges during the fiscal fourth quarter of 2010 to write down their fixed assets to fair value in their financial statements. Additionally, during the fiscal fourth quarter of 2010, our investments in CET and CEF were reduced by equity losses based on CET and CEF’s 2010 financial results, inclusive of the respective impairment charges. As a result of the foregoing, the carrying value of our CET and CEF investments approximated fair value at December 31, 2010. Our equity earnings from our investments in CET and CEF during the fiscal three months ended March 31, 2011 were insignificant. Our equity earnings for our CET and CEF investments during the fiscal three months ended March 31, 2010 were $428 and $511, respectively. Please refer to Note 3 to the consolidated financial statements in this quarterly report on Form 10-Q for more information.
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
          As the global economy has started to recover, we have noted signs of market improvement. During fiscal year 2010 and the beginning of fiscal year 2011, we have been seeing an increased number of our clients implementing their capital spending plans. Some of these clients are continuing to release tranches of work on a piecemeal basis, conducting further analysis before deciding to proceed with their investments or re-evaluating the size, timing or configuration of specific planned projects. We are also seeing clients re-activating planned projects that had previously been placed on hold and developing new projects. We are also seeing intensified competition among engineering and construction contractors, which has resulted in pricing pressure. These factors may continue through the remainder of fiscal year 2011.

          In addition, we believe world demand for energy and chemicals will continue to grow over the long-term and that clients will continue to invest in new and upgraded capacity to meet that demand. Moreover, we have continued to be successful in booking contracts of varying types and sizes in our key end markets, including a new contract award for the front-end engineering design, or FEED, project for a chemicals complex expansion in China, a FEED and engineering. procurement, and construction management, or EPCm, project for a refinery revamp in Asia, an EPCm project for a delayed coker revamp in Europe, a refinery FEED project in South America, a feasibility study for a potash project in Canada, a FEED project for facilities related to copper production in Chile, and a detailed design contract for deepwater export pipelines in the Gulf of Mexico. Our success in this regard is a reflection of our technical expertise, our long-term relationships with clients, and our selective approach in pursuit of new prospects where we believe we have significant differentiators.
Global Power Group

	Fiscal Three Months Ended March 31,
	2011	2010	$ Change	% Change
Operating revenues	$212,509	$165,889	$46,620	28.1%

EBITDA	$26,464	$29,883	$(3,419)	(11.4)%

Results
          Our Global Power Group’s operating revenues by geographic region for the fiscal three months ended March 31, 2011 and 2010, based upon where our projects are being executed, were as follows:

	Fiscal Three Months Ended March 31,
	2011	2010	$ Change	% Change
Africa	$—	$245	$(245)	(100.0)%
Asia	69,617	25,360	44,257	174.5%
Australasia and other*	—	198	(198)	(100.0)%
Europe	74,252	58,103	16,149	27.8%
Middle East	8,902	3,383	5,519	163.1%
North America	52,281	67,095	(14,814)	(22.1)%
South America	7,457	11,505	(4,048)	(35.2)%

Total	$212,509	$165,889	$46,620	28.1%

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.
          Our Global Power Group experienced a significant increase in operating revenues in the fiscal three months ended March 31, 2011, compared to the same period in 2010. The increase was attributable to an increased volume of business, while foreign currency fluctuations had a minimal impact on the change. Please refer to the “—Overview of Segment” section below for a discussion of our Global Power Group’s market outlook.
          The decrease in our Global Power Group’s EBITDA in the fiscal first three months of 2011, compared to the same period in 2010, resulted primarily from the net impact of the following:
•	Decreased contract profit of $9,200, primarily as a result of decreased contract profit margins, including the impact of an out-of-period correction for a reduction of final estimated profit of approximately $4,600 which is discussed in the preceding section within this Item 2 entitled “—Results of Operations-EBITDA”, despite a benefit from the volume increase in operating revenues noted above.

•	An increase in equity earnings in our Global Power Group’s project in Chile of $7,100, driven primarily by higher marginal rates for electrical power generation included in the project’s business interruption insurance recovery. Please see below for further discussion.
          On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our Global Power Group’s project in Chile. As a result of the damage, the project’s facility suspended normal operating activities on that date. The project included an estimated recovery under its business interruption insurance policy in its financial statements while the facility suspended normal operating activities. The facility is currently operating in testing mode and is expected to resume normal operating activities in the fiscal second quarter of 2011. Our Global Power Group’s equity earnings from the project in Chile in the fiscal three months ended March 31, 2011 and 2010 were $9,900 and $2,800, respectively.

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
          Our Global Power Group offers a number of other products and services related to steam generators, including:
•	Designing, manufacturing and installing auxiliary and replacement equipment for utility power and industrial facilities, including surface condensers, feedwater heaters, coal pulverizers, steam generator coils and panels, biomass gasifiers, and replacement parts for steam generators.

•	Installation of nitrogen-oxide, or NOx, reduction systems and components for pulverized coal steam generators such as selective catalytic reduction systems, low NOx combustion systems, low NOx burners, primary combustion and overfire air systems and components, fuel and combustion air measuring and control systems and components.

•	A broad range of site services including construction and erection services, maintenance engineering, steam generator upgrading and life extension, and plant repowering.

•	Research and development in the areas of combustion, fluid and gas dynamics, heat transfer, materials and solid mechanics.

•	Technology licenses to other steam generator suppliers in select countries.
          During fiscal year 2010 and the beginning of fiscal year 2011, we have seen an improvement in the demand in some markets for the products and services of our Global Power Group, based on increased new proposal activity. We believe this demand will continue to improve during fiscal year 2011, driven primarily by growing electricity demand and industrial production as economies around the world continue to recover. We are now seeing increased demand for our products in Asia, Eastern Europe and the Middle East which has resulted in new proposal activity.
          However, a number of constraining market forces continue to impact the markets that we serve. Political and environmental sensitivity regarding coal-fired steam generators continues to cause prospective projects utilizing coal as its primary fuel to be postponed or cancelled as clients experienced difficulty in obtaining the required environmental permits or decided to wait for additional clarity regarding governmental regulations. This environmental concern has been especially pronounced in the U.S. and Western Europe, and is linked to the view that solid-fuel-fired steam generators contribute to global warming through the discharge of greenhouse gas emissions into the atmosphere. The outlook for continued lower natural gas pricing over the next three-to-five years, driven by increasing supply and new liquefied natural gas capacity, has increased the attractiveness of natural gas, in relation to coal, for the generation of electricity. In addition, the constraints on the global credit market may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation.
          Longer-term, we believe that world demand for electrical energy will continue to grow and that solid-fuel-fired steam generators will continue to fill a significant portion of the incremental growth in new generating capacity. The unfortunate recent events involving Japan’s nuclear power plant facilities has many countries reevaluating their nuclear power policy with a recognition that coal power may play a larger role to meet their long-term energy demand. Countries may decide not to pursue nuclear power for new power plant facilities or decide to accelerate the retirement schedule for existing nuclear power plant facilities, both of which could increase demand for new coal-fired power plant facilities, which in turn could improve the demand for our Global Power Group’s coal-fired steam generators. In addition, we are seeing a growing need to repower older coal plants with new more efficient and cleaner burning coal plants in order to meet environmental, financial and reliability goals set by policy makers in many countries. The fuel flexibility of our CFB steam generators enables them to burn a wide variety of fuels other than coal and to produce carbon-neutral electricity when fired by biomass. In addition, our utility steam generators can be designed to incorporate supercritical steam technology, which significantly improves power plant efficiency and reduces power plant emissions.

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
Liquidity and Capital Resources
Fiscal First Three Months of 2011 Activities
          Our cash and cash equivalents and restricted cash balances were:

	As of
	March 31, 2011	December 31, 2010	$ Change	% Change
Cash and cash equivalents	$1,102,823	$1,057,163	$45,660	4.3%
Restricted cash	33,259	27,502	5,757	20.9%

Total	$1,136,082	$1,084,665	$51,417	4.7%

          Total cash and cash equivalents and restricted cash held by our non-U.S. entities as of March 31, 2011 and December 31, 2010 were $885,400 and $849,500, respectively.
          During the fiscal first three months of 2011, we experienced an increase in cash and cash equivalents of $45,700, primarily as a result of cash provided by operating activities of $66,500 and a favorable impact related to exchange rate changes on our cash and cash equivalents of $23,900, partially offset by cash used to repurchase our shares under our share repurchase program of $29,200 and capital expenditures of $11,500.
Cash Flows from Operating Activities

	Fiscal Three Months Ended March 31,
	2011	2010	$ Change	% Change
Net cash provided by/(used in) operating activities	$66,503	$(4,217)	$70,720	N/M
          Net cash provided by operating activities in the fiscal first three months of 2011 primarily resulted from cash provided by working capital of $51,700, net income of $29,300, which excludes non-cash charges of $4,100, partially offset by cash used for net asbestos-related payments of $12,500 (please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for further information on net asbestos-related payments) and mandatory contributions to our non-U.S. pension plans of $3,900.
          The increase in net cash provided by operating activities of $70,700 in the fiscal first three months of 2011, compared to the same period of 2010, resulted primarily from a favorable change in working capital that resulted in an increase in cash of $120,300 and decreased contributions to our non-U.S. pension plans of $9,800, partially offset by decreased cash provided by net income of $45,100 and increased net asbestos-related payments of $6,100.
          Working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts and the timing of the related cash receipts. We generated cash from the conversion of working capital during the fiscal first three months of 2011, as cash receipts from client billings exceeded cash used for services rendered and purchases of materials and equipment. During the fiscal first three months of 2010, we used cash to fund working capital. The increase in cash provided by working capital during the fiscal first three months of 2011 was driven by the conversion of working capital to cash by our Global Power Group, partially offset by cash used to fund working capital in our Global E&C Group.

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
Cash Flows from Investing Activities

	Fiscal Three Months Ended March 31,
	2011	2010	$ Change	% Change
Net cash used in investing activities	$(15,579)	$(4,788)	$(10,791)	225.4%
          The net cash used in investing activities in the fiscal first three months of 2011 was attributable primarily to capital expenditures of $11,500 and an increase in restricted cash of $4,900.
          The net cash used in investing activities in the fiscal first three months of 2010 was attributable primarily to capital expenditures of $6,200 and a contractual payment of $1,200 related to a prior business acquisition.
          The capital expenditures in the fiscal first three months of 2011 and 2010 related primarily to project construction, leasehold improvements, information technology equipment and office equipment. Our capital expenditures increased $5,300 in the fiscal first three months of 2011, compared to the same period of 2010, as a result of increased expenditures in our Global Power Group, while capital expenditures in our Global E&C Group were relatively flat.
Cash Flows from Financing Activities

	Fiscal Three Months Ended March 31,
	2011	2010	$ Change	% Change
Net cash used in financing activities	$(29,209)	$(3,933)	$(25,276)	642.7%
          The net cash used in financing activities in the fiscal first three months of 2011 was attributable primarily to the cash used to repurchase shares under our share repurchase program of $29,200. Other financing activities included cash provided from exercises of stock options of $9,100, partially offset by cash used for distributions to noncontrolling interests of $8,700.
          The net cash used in financing activities in the fiscal first three months of 2010 was attributable primarily to distributions to noncontrolling interests of $4,800 and the repayment of short-term and long-term project debt and capital lease obligations of $3,300, partially offset by proceeds from the issuance of short-term project debt of $2,200 and cash provided from exercises of stock options of $2,000.
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
          During the fiscal first three months of 2011, we had net cash outflows of approximately $12,500, resulting from asbestos liability indemnity and defense costs payments in excess of insurance settlement proceeds. We expect net cash outflows to be approximately $5,700 for the full fiscal year 2011. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.
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
          We had approximately $296,100 and $310,100 of letters of credit outstanding under our U.S. senior secured credit agreement in effect as of March 31, 2011 and December 31, 2010, respectively. There were no funded borrowings under our U.S. senior secured credit agreement outstanding as of March 31, 2011 and December 31, 2010. We do not intend to borrow under our U.S. senior secured credit facility during fiscal year 2011. Please refer to Note 5 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.

          On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our unconsolidated affiliate’s facility in Chile. As a result of the damage, the project’s facility suspended normal operating activities on that date. Subsequent to that date, our unconsolidated affiliate filed a claim with its insurance carrier. A preliminary assessment of the extent of the damage was completed and an estimate of the required cost of repairs was developed. Based on the assessment and cost estimate, as well as correspondence received from the insurance carrier, we expect the property damage insurance recovery to be sufficient to cover the costs of repairing the facility. The insurance carrier also provided a preliminary assessment of the business interruption insurance recovery due to our unconsolidated affiliate, and has advanced insurance proceeds against this assessment. Based on this assessment, we expect the business interruption insurance recovery to substantially compensate our unconsolidated affiliate for the loss of profits while the facility has suspended normal operating activities. Our unconsolidated affiliate’s receivable related to the remaining balance under their property damage and business interruption insurance recovery assessment was approximately $53,500 as of March 31, 2011. The facility is currently operating in testing mode and is expected to resume normal operating activities in the fiscal second quarter of 2011.
          We are not required to make any mandatory contributions to our U.S. pension plans in fiscal year 2011 based on the minimum statutory funding requirements. We made mandatory contributions totaling approximately $3,900 to our non-U.S. pension plans during the fiscal three months ended March 31, 2011. Based on the minimum statutory funding requirements for fiscal year 2011, we expect to make mandatory contributions totaling approximately $24,200 to our non-U.S. pension plans in fiscal year 2011, including the contributions made during the fiscal first three months of 2011. Additionally, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during fiscal year 2011.
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
          Based on the aggregate share repurchases under our program through March 31, 2011, we are authorized to repurchase up to an additional $471,392 of our outstanding shares. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Through March 31, 2011, we have repurchased 23,271,133 shares for an aggregate cost of approximately $613,608. In April 2011, we repurchased an additional 312,200 shares for an aggregate cost of approximately $10,800. We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other privately negotiated transactions pursuant to our share repurchase program. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans. For further information, please refer to Part II, Item 2 of this quarterly report on Form 10-Q.
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
          New Orders, Measured in Terms of Future Revenues

	Fiscal Three Months Ended March 31, 2011			Fiscal Three Months Ended March 31, 2010
	Global	Global		Global	Global
	E&C Group	Power Group	Total	E&C Group	Power Group	Total
By Project Location:
North America	$84,000	$82,600	$166,600	$60,900	$71,700	$132,600
South America	69,100	3,900	73,000	26,100	3,000	29,100
Europe	150,500	31,100	181,600	87,400	336,800	424,200
Asia	84,200	12,400	96,600	90,400	50,600	141,000
Middle East	26,200	8,000	34,200	55,300	—	55,300
Africa	47,500	5,700	53,200	156,200	100	156,300
Australasia and other*	258,300	—	258,300	—	—	—

Total	$719,800	$143,700	$863,500	$476,300	$462,200	$938,500

By Industry:
Power generation	$3,300	$121,800	$125,100	$7,300	$437,800	$445,100
Oil refining	323,900	—	323,900	208,700	—	208,700
Pharmaceutical	7,900	—	7,900	10,000	—	10,000
Oil and gas	276,500	—	276,500	86,000	—	86,000
Chemical/petrochemical	87,600	—	87,600	153,000	—	153,000
Power plant operation and maintenance	5,200	21,900	27,100	—	24,400	24,400
Environmental	1,600	—	1,600	6,300	—	6,300
Other, net of eliminations	13,800	—	13,800	5,000	—	5,000

Total	$719,800	$143,700	$863,500	$476,300	$462,200	$938,500

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

Backlog, Measured in Terms of Future Revenues

	As of March 31, 2011			As of December 31, 2010
	Global	Global		Global	Global
	E&C Group	Power Group	Total	E&C Group	Power Group	Total
By Contract Type:
Lump-sum turnkey	$—	$397,000	$397,000	$—	$424,400	$424,400
Other fixed-price	807,800	540,500	1,348,300	779,800	555,800	1,335,600
Reimbursable	2,045,300	58,700	2,104,000	2,157,900	61,600	2,219,500

Total	$2,853,100	$996,200	$3,849,300	$2,937,700	$1,041,800	$3,979,500

By Project Location:
North America	$517,600	$211,500	$729,100	$620,900	$189,500	$810,400
South America	409,100	25,600	434,700	389,200	30,400	419,600
Europe	443,100	505,500	948,600	382,500	517,800	900,300
Asia	440,200	212,000	652,200	481,200	269,300	750,500
Middle East	241,100	35,800	276,900	266,900	34,800	301,700
Africa	150,500	5,800	156,300	174,400	—	174,400
Australasia and other*	651,500	—	651,500	622,600	—	622,600

Total	$2,853,100	$996,200	$3,849,300	$2,937,700	$1,041,800	$3,979,500

By Industry:
Power generation	$13,000	$885,000	$898,000	$15,100	$929,300	$944,400
Oil refining	1,689,500	—	1,689,500	1,726,200	—	1,726,200
Pharmaceutical	37,900	—	37,900	39,800	—	39,800
Oil and gas	810,800	—	810,800	793,800	—	793,800
Chemical/petrochemical	267,500	200	267,700	331,800	200	332,000
Power plant operation and maintenance	—	111,000	111,000	—	112,300	112,300
Environmental	7,100	—	7,100	8,500	—	8,500
Other, net of eliminations	27,300	—	27,300	22,500	—	22,500

Total	$2,853,100	$996,200	$3,849,300	$2,937,700	$1,041,800	$3,979,500

Backlog, measured in terms of Foster Wheeler Scope
Total	$1,637,800	$986,300	$2,624,100	$1,611,300	$1,031,900	$2,643,200

E & C Man-hours in Backlog (in thousands)
Total	12,500		12,500	12,700		12,700

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.
          The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in increases of $89,200 and $74,100, respectively, as of March 31, 2011 compared to December 31, 2010.
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
Application of Critical Accounting Estimates
          Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Management and the Audit Committee of our Board of Directors approve the critical accounting policies. A full discussion of our critical accounting policies and estimates is included in our 2010 Form 10-K. We did not have a significant change to the application of our critical accounting policies and estimates during the fiscal first three months of 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the fiscal first three months of 2011, there were no material changes in the market risks as described in our annual report on Form 10-K for the fiscal year ended December 31, 2010.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting in the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.
ITEM 1A. RISK FACTORS
     Information regarding our risk factors appears in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2010, which we filed with the SEC on February 28, 2011. There have been no material changes in those risk factors.
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
     Under Swiss law, the cancellation of shares previously repurchased under our share repurchase program must be approved by our shareholders. Repurchased shares remain as treasury shares on our balance sheet until cancellation. We obtained specific shareholder approval for the cancellation of all treasury shares as of December 31, 2010 and amended our Articles of Association to reduce our share capital accordingly at our 2011 annual general meeting of shareholders on May 3, 2011. All shares acquired after December 31, 2010 will remain as treasury shares until shareholder approval for the cancellation is granted at a future general meeting of shareholders. Based on the aggregate share repurchases under our program through March 31, 2011, we are authorized to repurchase up to an additional $471,392 of our outstanding shares. The following table provides information with respect to purchases under our share repurchase program during the fiscal first quarter of 2011.

		Average	Total Number of Shares		Approximate Dollar Value
	Total Number	Price	Purchased as Part of		of Shares that May Yet Be
	of Shares	Paid per	Publicly Announced		Purchased Under the
Fiscal Month	Purchased(1)	Share	Plans or Programs		Plans or Programs
January 1, 2011 through January 31, 2011	—	$—	—
February 1, 2011 through February 28, 2011	—	—	—
March 1, 2011 through March 31, 2011	859,904	33.96	859,904

Total	859,904	$33.96	859,904	(2)	$471,392

(1)	During the fiscal first quarter of 2011, we repurchased an aggregate of 859,904 shares in open market transactions pursuant to our share repurchase program. We are authorized to repurchase up to an additional $471,392 of our outstanding shares. The repurchase program has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase program.

(2)	As of March 31, 2011, an aggregate of 23,271,133 shares were purchased for a total of $613,608 since the inception of the repurchase program announced on September 12, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6.	EXHIBITS

Exhibit
No.	Exhibits
3.1	Articles of Association of Foster Wheeler AG. (Filed as Exhibit 3.1 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

3.2	Organizational Regulations of Foster Wheeler AG. (Filed as Exhibit 3.2 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)

4.0	Foster Wheeler AG hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler AG and its consolidated subsidiaries to the Commission upon request.

10.1*	Third Amendment to the Employment Agreement, dated as of February 22, 2011, between Foster Wheeler Inc. and Beth Sexton.

10.2*	Employment Contract, dated as of September 13, 2006, between Foster Wheeler Energy Limited and Jonathan C. Nield.

10.3*	Form of Employee Restricted Stock Unit Award Agreement (with Performance Goals). (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, dated February 24, 2011 and filed on March 2, 2011, and incorporated herein by reference.)

23.1	Consent of Analysis, Research & Planning Corporation.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Umberto della Sala.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Umberto della Sala.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensation plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG (Registrant)
Date: May 4, 2011	/s/ Umberto della Sala
Umberto della Sala
Interim Chief Executive Officer, President and Chief Operating Officer

Date: May 4, 2011	/s/ Franco Baseotto
Franco Baseotto
Executive Vice President, Chief Financial Officer and Treasurer