Form 10-Q
period 2011-06-30
FOSTER WHEELER AG
filed 2011-08-04
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 120,442,142 registered shares (CHF 3.00 par value) were outstanding as of July 22, 2011.

FOSTER WHEELER AG
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating revenues	$1,183,878	$1,005,496	$2,220,130	$1,951,069
Cost of operating revenues	1,030,266	857,636	1,967,263	1,631,127

Contract profit	153,612	147,860	252,867	319,942

Selling, general and administrative expenses	80,402	69,515	154,243	139,820
Other income, net	(21,390)	(11,419)	(35,656)	(19,751)
Other deductions, net	6,721	8,049	12,838	19,737
Interest income	(4,428)	(2,730)	(7,703)	(5,089)
Interest expense	3,427	4,044	7,306	8,595
Net asbestos-related provision	2,000	2,344	2,400	1,597

Income before income taxes	86,880	78,057	119,439	175,033
Provision for income taxes	19,044	15,409	26,327	37,019

Net income	67,836	62,648	93,112	138,014

Less: Net income attributable to noncontrolling interests	4,527	3,790	6,832	7,096

Net income attributable to Foster Wheeler AG	$63,309	$58,858	$86,280	$130,918

Earnings per share (see Note 1):
Basic	$0.52	$0.46	$0.70	$1.03

Diluted	$0.52	$0.46	$0.70	$1.02

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)
(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$1,037,233	$1,057,163
Accounts and notes receivable, net:
Trade	530,435	577,400
Other	112,788	96,758
Contracts in process	168,017	165,389
Prepaid, deferred and refundable income taxes	60,312	59,977
Other current assets	45,846	37,813

Total current assets	1,954,631	1,994,500

Land, buildings and equipment, net	370,714	362,087
Restricted cash	41,035	27,502
Notes and accounts receivable — long-term	5,835	2,648
Investments in and advances to unconsolidated affiliates	215,684	217,071
Goodwill	92,860	88,917
Other intangible assets, net	63,593	66,070
Asbestos-related insurance recovery receivable	179,388	194,570
Other assets	106,564	84,078
Deferred tax assets	18,327	23,034

TOTAL ASSETS	$3,048,631	$3,060,477

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$13,435	$11,996
Accounts payable	284,228	239,071
Accrued expenses	203,131	240,894
Billings in excess of costs and estimated earnings on uncompleted contracts	685,037	684,090
Income taxes payable	37,058	34,623

Total current liabilities	1,222,889	1,210,674

Long-term debt	152,241	152,574
Deferred tax liabilities	47,267	42,179
Pension, postretirement and other employee benefits	135,247	166,362
Asbestos-related liability	290,152	307,619
Other long-term liabilities	168,047	160,785
Commitments and contingencies

TOTAL LIABILITIES	2,015,843	2,040,193

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	7,149	4,935

TOTAL TEMPORARY EQUITY	7,149	4,935

Equity:
Registered shares:
CHF 3.00 par value; authorized: 192,674,225 shares and 192,156,579 shares, respectively; conditionally authorized: 60,157,603 shares and 60,675,249 shares, respectively; issued: 129,466,268 shares and 128,948,622 shares, respectively; outstanding: 120,437,807 shares and 124,635,912 shares, respectively.	335,717	334,052
Paid-in capital	676,719	659,739
Retained earnings	623,868	537,588
Accumulated other comprehensive loss	(397,785)	(464,504)
Treasury shares (outstanding: 9,028,461 shares and 4,312,710 shares, respectively)	(259,268)	(99,182)

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	979,251	967,693

Noncontrolling interests	46,388	47,656

TOTAL EQUITY	1,025,639	1,015,349

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$3,048,631	$3,060,477

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands of dollars)
(unaudited)

				Accumulated		Total Foster
				Other		Wheeler AG
	Registered	Paid-in	Retained	Comprehensive	Treasury	Shareholders’	Noncontrolling	Total
	Shares	Capital	Earnings	Loss	Shares	Equity	Interests	Equity
Six Months Ended June 30, 2010:
Balance at December 31, 2009	$329,402	$617,938	$322,181	$(438,004)	$—	$831,517	$38,970	$870,487
Net income			130,918			130,918	7,096	138,014
Other comprehensive income, net of tax:
Foreign currency translation				(73,368)		(73,368)	(71)	(73,439)
Cash flow hedges				(2,195)		(2,195)		(2,195)
Pension and other postretirement benefits				(3,158)		(3,158)	(2)	(3,160)

Comprehensive Income						52,197	7,023	59,220

Issuance of registered shares upon exercise of stock options	225	1,438				1,663		1,663
Issuance of registered shares upon vesting of restricted share units	3	(3)				—		—
Distributions to noncontrolling interests							(7,330)	(7,330)
Share-based compensation expense		4,805				4,805		4,805
Excess tax benefit related to share-based compensation		2				2		2

Balance at June 30, 2010	$329,630	$624,180	$453,099	$(516,725)	$—	$890,184	$38,663	$928,847

Six Months Ended June 30, 2011:
Balance at December 31, 2010	$334,052	$659,739	$537,588	$(464,504)	$(99,182)	$967,693	$47,656	$1,015,349
Net income			86,280			86,280	6,832	93,112
Other comprehensive income, net of tax:
Foreign currency translation				27,773		27,773	449	28,222
Cash flow hedges				1,962		1,962		1,962
Pension and other postretirement benefits				36,984		36,984	(2)	36,982

Comprehensive Income						152,999	7,279	160,278

Issuance of registered shares upon exercise of stock options	1,308	9,444				10,752		10,752
Issuance of registered shares upon vesting of restricted share units	357	(357)
Distributions to noncontrolling interests							(8,672)	(8,672)
Capital contribution from noncontrolling interests							125	125
Share-based compensation expense		7,890				7,890		7,890
Excess tax benefit related to share-based compensation		3				3		3
Repurchase of registered shares					(160,086)	(160,086)		(160,086)

Balance at June 30, 2011	$335,717	$676,719	$623,868	$(397,785)	$(259,268)	$979,251	$46,388	$1,025,639

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$93,112	$138,014
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	25,177	24,987
Gain on curtailment of defined benefit pension plans	—	(20,086)
Net asbestos-related provision	2,400	5,622
Share-based compensation expense	10,092	9,574
Excess tax benefit related to share-based compensation	(3)	(2)
Deferred income tax (benefit)/provision	(4,518)	20,729
(Gain)/loss on sale of assets	(816)	79
Dividends from partially-owned affiliates, net of equity in net earnings	16,152	194
Changes in assets and liabilities:
Decrease/(increase) in receivables	49,581	(2,436)
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	(25,310)	32,035
Increase/(decrease) in accounts payable and accrued expenses	1,975	(96,770)
Net change in other assets and liabilities	(28,878)	(60,615)

Net cash provided by operating activities	138,964	51,325

CASH FLOWS FROM INVESTING ACTIVITIES
Payments related to acquisition of businesses, net of cash acquired	—	(1,221)
Change in restricted cash	(12,112)	3,338
Capital expenditures	(17,277)	(9,438)
Proceeds from sale of assets	1,327	79
Return of investment from unconsolidated affiliates	3	3,232
Purchase of short-term investments	—	(238)

Net cash used in investing activities	(28,059)	(4,248)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	(160,086)	—
Distributions to noncontrolling interests	(8,672)	(7,330)
Proceeds from capital contribution from noncontrolling interests	125	—
Proceeds from stock options exercised	11,772	2,628
Excess tax benefit related to share-based compensation	3	2
Proceeds from issuance of short-term debt	—	2,197
Repayment of debt and capital lease obligations	(7,225)	(9,880)

Net cash used in financing activities	(164,083)	(12,383)

Effect of exchange rate changes on cash and cash equivalents	33,248	(57,939)

DECREASE IN CASH AND CASH EQUIVALENTS	(19,930)	(23,245)
Cash and cash equivalents at beginning of year	1,057,163	997,158

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,037,233	$973,913

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
     The consolidated financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”), filed with the Securities and Exchange Commission on February 28, 2011. The consolidated balance sheet as of December 31, 2010 was derived from the audited financial statements included in our 2010 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.
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
     Comprehensive income is comprised of net income, as well as adjustments for foreign currency translation, derivative instruments designated as cash flow hedges and pension and other postretirement benefits. Comprehensive income for Foster Wheeler AG, noncontrolling interests and total equity was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Comprehensive Income:
Foster Wheeler AG	$104,714	$24,155	$152,999	$52,197
Noncontrolling interests	4,821	3,167	7,279	7,023

Total	$109,535	$27,322	$160,278	$59,220

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Number of separate projects	17	15	20	25
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions	$15,800	$8,600	$13,500	$33,700
     The changes in final estimated contract profit revisions during the six months ended June 30, 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of $3,200 and $4,600, respectively. The corrections were recorded in the first quarter and are included in the current six month period as they were not material to previously issued financial statements, nor are they expected to be material to the full year 2011 financial statements.
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

	June 30, 2011	December 31, 2010
Assumed recovery of commercial claims	$7,800	$7,300
Claims yet to be incurred	$1,000	$—

     In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. Deferred pre-contract costs were inconsequential as of June 30, 2011 and December 31, 2010.
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
     Trade Accounts Receivable — Trade accounts receivable represent amounts billed to customers. In accordance with terms under our long-term contracts, our customers may withhold certain percentages of such billings until completion and acceptance of the work performed, which we refer to as retention receivables. Final payment of retention receivables might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, are included in current assets on the consolidated balance sheet. We have not recorded a provision for the outstanding retention receivable balances as of June 30, 2011 and December 31, 2010.
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
     As of June 30, 2011 and December 31, 2010, we participated in certain entities determined to be VIEs, including a gas-fired cogeneration facility in Martinez, California, a waste-to-energy facility in Camden, New Jersey and a refinery/electric power generation project in Chile. We consolidate the operations of both the Martinez and Camden projects while we record our participation in the Chile based project on the equity method of accounting.
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
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:
     Financial instruments valued independent of the fair value hierarchy:
•	Cash, Cash Equivalents and Restricted Cash — The carrying value of our cash, cash equivalents and restricted cash approximates fair value because of the demand nature of many of our deposits or short-term maturity of these instruments.

     Financial instruments valued within the fair value hierarchy:
•	Long-term Debt — We estimate the fair value of our long-term debt (including current installments) based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities using level 2 inputs.

•	Foreign Currency Forward Contracts — We estimate the fair value of foreign currency forward contracts by obtaining quotes from financial institutions or market transactions in either the listed or over-the-counter markets, which we further corroborate with observable market data using level 2 inputs.

•	Interest Rate Swaps — We estimate the fair value of our interest rate swaps based on quotes obtained from financial institutions, which we further corroborate with observable market data using level 2 inputs.

•	Defined Benefit Pension Plan Assets — In accordance with current accounting guidance, our valuations include the use of net asset values for commingled fund assets. For other defined benefit pension plan assets, we estimate the fair value at each year end based on quotes obtained from financial institutions. We further corroborate the above valuations with observable market data using level 1 and 2 inputs.
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
     Under Swiss law, the cancellation of shares previously repurchased under our share repurchase program must be approved by our shareholders. Repurchased shares remain as treasury shares on our balance sheet until cancellation. Based on the aggregate share repurchases under our program through June 30, 2011, we are authorized to repurchase up to an additional $340,600 of our outstanding shares.
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
     We obtained specific shareholder approval for the cancellation of all treasury shares as of December 31, 2010 and amended our Articles of Association to reduce our share capital accordingly at our 2011 annual general meeting of shareholders on May 3, 2011. On July 22, 2011, the cancellation of shares was registered with the commercial register of the Canton of Zug in Switzerland. All shares acquired after December 31, 2010 will remain as treasury shares until shareholder approval for the cancellation is granted at a future general meeting of shareholders.
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
     The computations of basic and diluted earnings per share were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Basic earnings per share:
Net income attributable to Foster Wheeler AG	$63,309	$58,858	$86,280	$130,918
Weighted-average number of shares outstanding for basic earnings per share	122,331,265	127,519,766	123,499,174	127,497,450

Basic earnings per share	$0.52	$0.46	$0.70	$1.03

Diluted earnings per share:
Net income attributable to Foster Wheeler AG	$63,309	$58,858	$86,280	$130,918
Weighted-average number of shares outstanding for basic earnings per share	122,331,265	127,519,766	123,499,174	127,497,450
Effect of dilutive securities:
Options to purchase shares	285,728	185,598	340,111	243,292
Non-vested portion of restricted share units	230,012	173,912	297,605	119,136

Weighted-average number of shares outstanding for diluted earnings per share	122,847,005	127,879,276	124,136,890	127,859,878

Diluted earnings per share	$0.52	$0.46	$0.70	$1.02

     The following table summarizes options not included in the calculation of diluted earnings per share as the exercise price of those options was greater than the average share price for the period, which would result in an antidilutive effect on diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options not included in the computation of diluted earnings per share	1,347,442	1,551,052	1,340,549	1,551,052

     Recent Accounting Developments — In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. (“ASU”) 2011-05, “Comprehensive Income.” ASU 2011-05 amends existing guidance in order to increase the prominence of items reported in other comprehensive income and eliminates the option to present components of other comprehensive income as part of the statement of changes in equity, the presentation format that we currently employ. Under ASU 2011-05, all non-owner changes in equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public companies, ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. Although we have not yet determined the manner of presentation that we will select, the adoption of this standard, beginning with our consolidated financial statements included in our quarterly report on Form 10-Q for the quarter ending March 31, 2012, will not have a material impact on our results of operation or financial position.

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
     On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our unconsolidated affiliate’s facility in Chile. As a result of the damage, the project’s facility suspended normal operating activities on that date. Subsequent to that date, our unconsolidated affiliate filed a claim with its insurance carrier. A preliminary assessment of the extent of the damage was completed and an estimate of the required cost of repairs was developed. Based on the assessment and cost estimate, as well as correspondence received from the insurance carrier, we expect the property damage insurance recovery to be sufficient to cover the costs of repairing the facility. The insurance carrier also provided a preliminary assessment of the business interruption insurance recovery due to our unconsolidated affiliate, and has advanced insurance proceeds against this assessment. Based on this assessment, we expect the business interruption insurance recovery to substantially compensate our unconsolidated affiliate for the loss of profits while the facility suspended normal operating activities. Our unconsolidated affiliate’s receivable related to the remaining balance under their property damage and business interruption insurance recovery assessment was approximately $59,800 as of June 30, 2011, which is included in current assets in the table below. The facility began operating at less than normal utilization during the second quarter of 2011 and continues to progress with the expectation of achieving normal operating activities in the third quarter of 2011.
     The summarized financial information presented below for the project in Chile includes an estimated recovery under a property damage insurance policy sufficient to cover the costs that have been incurred to repair the facility and an estimated recovery under a business interruption insurance policy for fixed costs along with an estimated recovery for lost profits during the period that the facility suspended normal operating activities. In accordance with authoritative accounting guidance on business interruption insurance, the project recorded an estimated recovery for lost profits as substantially all contingencies related to the insurance claim had been resolved as of the third quarter of 2010.
     We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for these entities (each as a whole) based on where the projects are located:

	June 30, 2011		December 31, 2010
	Italy	Chile	Italy	Chile
Balance Sheet Data:
Current assets	$215,673	$106,944	$396,512	$70,381
Other assets (primarily buildings and equipment)	417,525	112,972	395,264	117,779
Current liabilities	107,479	48,476	202,658	43,909
Other liabilities (primarily long-term debt)	275,105	51,593	275,466	50,132
Net assets	250,614	119,847	313,652	94,119

	Quarter Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Italy	Chile	Italy	Chile	Italy	Chile	Italy	Chile
Income Statement Data:
Total revenues	$53,307	$27,512	$98,635	$6,681	$82,724	$48,329	$198,273	$17,304
Gross profit	19,658	17,726	21,602	(1,198)	31,725	17,855	40,579	3,289
Income before income taxes	16,667	19,699	17,169	223	25,923	34,465	31,072	4,394
Net earnings	10,306	13,914	10,037	185	15,953	25,728	17,949	3,647
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

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Equity in the net earnings of partially owned affiliates	$15,586	$4,293	$28,079	$10,582
Distributions from equity affiliates	$33,733	$14,198	$43,410	$14,198

	June 30, 2011	December 31, 2010
Total investment in equity affiliates	$197,776	$200,668
     Our equity earnings from our project in Chile were $11,586 and $21,473 during the quarter and six months ended June 30, 2011, respectively. Our equity earnings from our project in Chile were $2,831 during the six months ended June 30, 2010, while our equity earnings during the quarter ended June 30, 2010 were insignificant. Equity earnings in both the quarter and six months ended June 30, 2011 included our equity interest in the after tax estimated recovery under our project in Chile’s business interruption insurance policy which covers through the period when the facility resumes normal operating activities. The increases in equity earnings during the quarter and six months ended June 30, 2011, compared to the same periods in 2010, were primarily driven by increased income as the project began operating in the second quarter of 2011. Additionally, the increased earnings in six months ended June 30, 2011 included the benefit of the project’s business interruption insurance recovery.
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
     In light of the termination of the power off-take agreements, we and our respective partners at CET and CEF reviewed the economic viability of each plant. As a result, a decision was made to shut down the CET plant effective January 1, 2011. Following the termination of the power off-take agreement, we and our partner in CEF decided to continue to operate the CEF plant at least temporarily on a merchant basis while we considered a possible sale of the plant in 2011. As a result of the foregoing operating decisions, CET and CEF recorded impairment charges during the fourth quarter of 2010 to write down their fixed assets to fair value in their financial statements. Additionally, during the fourth quarter of 2010, our investments in CET and CEF were reduced by equity losses based on the 2010 financial results of CET and CEF, inclusive of the respective impairment charges. As a result of the foregoing, the carrying value of our CET and CEF investments approximated fair value at December 31, 2010.
     During the second quarter of 2011, as part of our review of the economic viability of the CEF project, we and our partner in CEF concluded we would operate the plant through the third quarter of 2011 and then shut down the plant in the fourth quarter of 2011. As a result, an additional impairment charge was recorded to bring the carrying value of our investment to fair value as of June 30, 2011.

     Our equity earnings from our CET and CEF investments during the quarter and six months ended June 30, 2011 totaled approximately $200 for both periods, which included the impairment charge for CEF. Our equity earnings from our CET and CEF investments during the quarter and six months ended June 30, 2010 totaled $1,828 and $2,767, respectively.
     We have guaranteed certain performance obligations of the project in Chile. We do not expect that the earthquake will require us to contribute to this project under our guarantee of the project’s performance obligations.
     We have a contingent obligation, which is measured annually based on the operating results of the project in Chile for the preceding year and is shared equally with our minority interest partner. We did not have a current payment obligation under this guarantee as of June 30, 2011 and December 31, 2010.
     In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the project in Chile does not generate sufficient cash flows to make such payments. We are required to maintain the debt service reserve letter of credit during the term of the project in Chile’s debt, which matures in 2014. As of June 30, 2011, no amounts have been drawn under this letter of credit and, based on our current assessment following the earthquake in Chile as described above, we do not anticipate any amounts being drawn under this letter of credit.
     We also have a wholly-owned subsidiary that provides operations and maintenance services to the Chile based project, which have been focused on assessing the damage caused by the earthquake and the related repair for the facility to resume normal operating activities. We record the fees for operations and maintenance services in operating revenues on our consolidated statement of operations and the corresponding receivable in trade accounts and notes receivable on our consolidated balance sheet. Our consolidated financial statements include the following balances related to our project in Chile:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fees for operations and maintenance services (included in operating revenues)	$2,660	$2,459	$5,320	$4,920

	June 30, 2011	December 31, 2010
Receivable from our unconsolidated affiliate in Chile (included in trade receivables)	$6,690	$632
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

	June 30, 2011	December 31, 2010
Balance Sheet Data (excluding intercompany balances):
Current assets	$11,338	$15,915
Other assets (primarily buildings and equipment)	105,825	102,457
Current liabilities	7,815	11,177
Other liabilities	4,991	1,791
Net assets	104,357	105,404

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

	Global E&C Group		Global Power Group
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
U.S.	$39,357	$39,357	$—	$—
Asia	1,053	1,053	—	—
Europe	—	—	52,450	48,507

Total	$40,410	$40,410	$52,450	$48,507

     During the six months ended June 30, 2010, we made a contractual payment of $1,221 related to a prior acquisition of a business in our Global E&C Group’s U.S. operations.
     The following table sets forth amounts relating to our identifiable intangible assets:

	June 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents	$42,023	$(29,871)	$12,152	$41,237	$(28,476)	$12,761
Trademarks	64,890	(29,423)	35,467	63,774	(27,764)	36,010
Customer relationships, pipeline and backlog	22,404	(6,430)	15,974	22,329	(5,030)	17,299

Total	$129,317	$(65,724)	$63,593	$127,340	$(61,270)	$66,070

     As of June 30, 2011, the net carrying amounts of our identifiable intangible assets were $47,560 for our Global Power Group and $16,033 for our Global E&C Group. Amortization expense related to identifiable intangible assets is recorded within cost of operating revenues on the consolidated statement of operations. The following table details amounts relating to amortization expense by period:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amortization expense	$1,649	$1,559	$3,297	$3,337

	For the Year
	2011	2012	2013	2014	2015
Approximate full year amortization expense	$6,600	$5,900	$5,600	$5,300	$5,300
5. Borrowings
     The following table shows the components of our long-term debt:

	June 30, 2011			December 31, 2010
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$2,648	$59,028	$61,676	$2,574	$59,024	$61,598
Special-Purpose Limited Recourse Project Debt:
FW Power S.r.l.	8,875	82,622	91,497	7,403	81,047	88,450
Energia Holdings, LLC at 11.443% interest, due April 15, 2015	1,912	9,308	11,220	2,019	11,220	13,239
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2024	—	1,283	1,283	—	1,283	1,283

Total	$13,435	$152,241	$165,676	$11,996	$152,574	$164,570

Estimated fair value			$183,444			$182,602

     U.S. Senior Secured Credit Agreement — On July 30, 2010, Foster Wheeler AG, Foster Wheeler Ltd., certain of Foster Wheeler Ltd.’s subsidiaries and BNP Paribas, as Administrative Agent, entered into a four-year amendment and restatement of our U.S. senior secured credit agreement, which we entered into in October 2006. The amended and restated U.S. senior secured credit agreement provides for a facility of $450,000, and includes a provision which permits future incremental increases of up to an aggregate of $225,000 in total additional availability under the facility. The amended and restated U.S. senior secured credit agreement permits us to issue up to $450,000 in letters of credit under the facility. Letters of credit issued under the amended and restated U.S. senior secured credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in our corporate credit rating as reported by Moody’s Investors Service, which we refer to as Moody’s, and/or Standard & Poor’s, or S&P. We received a corporate credit rating of BBB- as issued by S&P during the third quarter of 2010, which, under the amended and restated U.S. senior secured credit agreement, reduces our pricing for letters of credit issued under the agreement. Based on our current credit ratings, letter of credit fees for performance and financial letters of credit issued under the amended and restated U.S. senior secured credit agreement are 1.000% and 2.000% per annum of the outstanding amount, respectively, excluding fronting fees. We also have the option to use up to $100,000 of the $450,000 for revolving borrowings at a rate equal to adjusted LIBOR, as defined in the agreement, plus 2.000%, subject also to the performance pricing noted above.
     Fees and expenses incurred in conjunction with the execution of our amended and restated U.S. senior credit agreement were approximately $4,300 and are being amortized to expense over the four-year term of the agreement, which commenced in the third quarter of 2010.
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
     We had approximately $307,700 and $310,100 of letters of credit outstanding under our U.S. senior secured credit agreement in effect as of June 30, 2011 and December 31, 2010, respectively. The letter of credit fees under the U.S. senior secured credit agreement outstanding as of June 30, 2011 and December 31, 2010 ranged from 1.00% to 2.00% of the outstanding amount, excluding fronting fees. There were no funded borrowings outstanding under the agreement as of June 30, 2011 and December 31, 2010.
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

     Effective March 31, 2010, we closed the U.K. pension plan for future defined benefit accrual. As a result of the U.K. plan closure, we recognized a curtailment gain in our consolidated statement of operations in the six months ended June 30, 2010 of approximately £13,300 (approximately $20,100 at the exchange rate in effect at the time of the pension plan closure).
     As a result of a recent change in the U.K. governmental standard, our U.K. pension plan adopted the use of the U.K. consumer prices index as a basis for inflationary increases in the calculation of the funded status of our U.K. pension plan. The U.K. retail prices index was the former U.K. governmental standard that was used by our U.K. pension plan. We have accounted for this change as a plan amendment as of May 31, 2011 and recognized a prior service credit in comprehensive income during the quarter and six months ended June 30, 2011 of approximately £29,600 (approximately $48,100 at the exchange rate in effect during the period).
     Based on the minimum statutory funding requirements for 2011, we are not required to make any mandatory contributions to our U.S. pension plans. The following table provides details on 2011 mandatory contribution activity for our non-U.S. pension plans:

Contributions in the six months ended June 30, 2011	$8,500
Remaining contributions expected for the year 2011	10,500

Contributions expected for the year 2011	$19,000

     We did not make any discretionary contributions during the first six months of 2011; however, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during 2011.
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
     The components of net periodic benefit cost/(credit) for our defined benefit pension plans and other postretirement benefit plans were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefit Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Net periodic benefit cost/(credit):
Service cost	$333	$328	$702	$2,205	$20	$21	$47	$55
Interest cost	15,314	15,019	30,925	30,394	735	619	1,647	1,826
Expected return on plan assets	(17,830)	(15,389)	(35,971)	(30,569)	—	—	—	—
Amortization of net actuarial loss/(gain)	3,501	3,336	6,955	9,264	(6)	(23)	71	29
Amortization of prior service (credit)/cost	9	9	18	(416)	(891)	(989)	(1,782)	(1,985)
Amortization of transition (asset)/obligation	11	24	23	48	—	(8)	—	(8)
(Curtailment gain)/settlement charges*	—	422	—	(19,664)	—	—	—	—

Net periodic benefit cost/(credit)	$1,338	$3,749	$2,652	$(8,738)	$(142)	$(380)	$(17)	$(83)

Changes recognized in other comprehensive income:
Net actuarial loss	$3,597	$—	$3,597	$21,130	$—	$—	$—	$—
Prior service credit	(48,056)	—	(48,056)	(9,054)	—	—	—	—
Amortization of net actuarial (loss)/gain	(3,501)	(3,336)	(6,955)	(9,264)	6	23	(71)	(29)
Amortization of prior service (cost)/credit	(9)	(9)	(18)	416	891	989	1,782	1,985
Amortization of transition (obligation)/asset	(11)	(24)	(23)	(48)	—	8	—	8

Total recognized in other comprehensive income — before tax	$(47,980)	$(3,369)	$(51,455)	$3,180	$897	$1,020	$1,711	$1,964

*	During the six months ended June 30, 2010, a curtailment gain resulted from the closure of the U.K. pension plan for future benefit accrual. During the fiscal quarter and six months ended June 30, 2010, a charge was incurred related to the settlement of pension obligations with former employees of the Canada pension plan.

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

	Maximum	Carrying Amount of Liability
	Potential Payment	June 30, 2011	December 31, 2010

Environmental indemnifications	No limit	$8,200	$8,400
Tax indemnifications	No limit	$—	$—
     We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Six Months Ended June 30,
	2011	2010
Warranty Liability:
Balance at beginning of year	$100,300	$110,800
Accruals	14,000	11,000
Settlements	(9,500)	(8,400)
Adjustments to provisions, including foreign currency translation	(3,600)	(19,200)

Balance at end of period	$101,200	$94,200

     We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $1,070,000 and $1,010,600 as of June 30, 2011 and December 31, 2010, respectively, primarily for guarantees of our performance on projects currently in execution or under warranty. These amounts include the standby letters of credit issued under the U.S. senior secured credit agreement discussed in Note 5 and from other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.
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

Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2011	2010	Location	2011	2010
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$—	$—	Other long-term liabilities	$6,060	$6,903
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	3,541	2,112	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	3,131	2,978
Foreign currency forward contracts	Other accounts receivable	373	367	Accounts payable	4	38

Total derivatives		$3,914	$2,479		$9,195	$9,919

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
     The notional amount of foreign currency forward contracts provides one measure of the transaction volume outstanding as of the balance sheet date. As of June 30, 2011, we had a total gross notional amount of $247,574 related to foreign currency forward contracts. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contracts mature between years 2011 and 2013.
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

	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Recognized	Quarter Ended June 30,		Six Months Ended June 30,
Hedging Instruments	in Income on Derivative	2011	2010	2011	2010
Foreign currency forward contracts	Cost of operating revenues	$(1,089)	$(556)	$725	$(2,007)
Foreign currency forward contracts	Other deductions, net	(54)	(187)	16	(375)

Total		$(1,143)	$(743)	$741	$(2,382)

     The mark-to-market adjustments on foreign currency forward exchange contracts for these unrealized gains or losses are primarily recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.
     During the six months ended June 30, 2011 and 2010, we included net cash inflows/(outflows) on the settlement of derivatives of $656 and $(5,804), respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities in the consolidated statement of cash flows.
     Interest Rate Risk
     We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps was $76,900 as of June 30, 2011.
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

     The impact from interest rate swap contracts in cash flow hedging relationships was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gain/(loss) recognized in Other comprehensive income	$(743)	$(1,367)	$104	$(4,303)
Loss reclassified from Accumulated other comprehensive loss	639	1,376	1,255	2,498
9. Share-Based Compensation Plans
     Our share-based compensation plans include both restricted share units and stock option awards. The following table summarizes our share-based compensation expense and related income tax benefit:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Share-based compensation	$5,233	$4,972	$10,104	$9,574
Related income tax benefit	102	70	183	169
     As of June 30, 2011, we had $12,658 and $15,915 of total unrecognized compensation cost related to stock options and restricted share units, respectively. Those amounts are expected to be recognized as expense over a weighted-average period of approximately two years.
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
     Certain of our executives have been awarded performance-based restricted stock units. Under these awards, the number of restricted stock units that ultimately vest depend on our share price performance against specified performance goals, which are defined in our performance-based award agreement. We estimate the grant date fair value of the performance-based restricted share unit award using a Monte Carlo valuation model. We then recognize the fair value of each restricted share unit award as compensation cost ratably using the straight-line attribution method over the service period (generally the vesting period). During the six months ended June 30, 2011, performance-based restricted share units totaling 92,971 were granted at an estimated grant date fair value of $25.08 per unit. There were no performance-based restricted share units granted during the quarter ended June 30, 2011.

     Our share-based compensation plans include a “change in control” provision, which provides for cash redemption of equity awards issued thereunder in certain limited circumstances. In accordance with Securities and Exchange Commission Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” we present the redemption amount of these equity awards as temporary equity on the consolidated balance sheet as the equity award is amortized during the vesting period. The redemption amount represents the intrinsic value of the equity award on the grant date. In accordance with current accounting guidance regarding the classification and measurement of redeemable securities, we do not adjust the redemption amount each reporting period unless and until it becomes probable that the equity awards will become redeemable (upon a change in control event). Upon vesting of the equity awards, we reclassify the intrinsic value of the equity awards, as determined on the grant date, to permanent equity. A reconciliation of temporary equity for the six months ended June 30, 2011 and 2010 were as follows:

	June 30, 2011	June 30, 2010
Balance at beginning of year	$4,935	$2,570
Compensation cost during the period for those equity awards with intrinsic value on the grant date	5,398	4,806
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(3,184)	(37)

Balance at end of period	$7,149	$7,339

     Our articles of association provide for conditional capital of 63,207,957 registered shares for the issuance of shares under our share-based compensation plans and other convertible or exercisable securities we may issue in the future. Conditional capital decreases upon issuance of shares in connection with the exercise of outstanding stock options or vesting of restricted share units, with an offsetting increase to our issued share capital. As of June 30, 2011, our remaining available conditional capital was 60,157,603 shares.
10. Income Taxes
     The tax provision for each year-to-date period is calculated by multiplying pretax income by the estimated annual effective tax rate for such period. Our effective tax rate can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of income taxed in various non-U.S. jurisdictions with rates different from the U.S. statutory rate, as a result of our inability to recognize a tax benefit for losses generated by certain unprofitable operations and as a result of the varying mix of income earned in the jurisdictions in which we operate. Deferred tax assets and liabilities are established for tax attributes (credits or loss carryforwards) and temporary differences between the book and tax basis of assets and liabilities. Within each jurisdiction and taxpaying component, current and noncurrent deferred tax assets and liabilities are combined and presented as a net amount. Deferred tax assets are reduced by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of loss carryforwards (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pretax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate. Conversely, in periods when operating units subject to a valuation allowance generate pretax losses, the corresponding increase in the valuation allowance has an unfavorable impact on our effective tax rate. We have decreased our December 31, 2010 deferred tax assets (current and non-current) and noncurrent deferred tax liabilities in equal amounts in order to reflect the net presentation of deferred tax assets and liabilities by jurisdiction consistent with our June 30, 2011 presentation.

     Effective Tax Rate for 2011
     Our effective tax rate for the first six months of 2011 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which is expected to contribute to an approximate 16-percentage point reduction in the effective tax rate for the full year 2011.

•	A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily the United States), which is expected to contribute to an approximate four-percentage point increase in the effective tax rate for the full year 2011.
     Effective Tax Rate for 2010
     Our effective tax rate for the first six months of 2010 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 18-percentage point reduction in the effective tax rate.

•	A valuation allowance increase because we were unable to recognize a tax benefit for year-to-date losses subject to valuation allowance in certain jurisdictions (primarily the United States), which contributed to an approximate five-percentage point increase in the effective tax rate.
     We evaluate, on a quarterly basis, the need for the valuation allowances against deferred tax assets in those jurisdictions in which we currently maintain a valuation allowance. Such evaluation includes a review of all available evidence, both positive and negative, in determining whether a valuation allowance is necessary.
     Our subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and numerous non-U.S. jurisdictions around the world. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by jurisdiction. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in a number of jurisdictions may expire within 12 months from the balance sheet date. As a result, we expect recurring changes in unrecognized tax benefits due to the expiration of the statute of limitations, none of which are expected to be individually significant. With few exceptions, we are no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before 2006.
     A number of tax years are under audit by the relevant tax authorities in various jurisdictions, including several states within the U.S. We anticipate that several of these audits may be concluded in the foreseeable future, including in the remainder of 2011. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the magnitude of any such reduction at this time. We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations.
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
Operating Revenues
     We conduct our business on a global basis. Operating revenues by industry and business segment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Revenues (Third-Party) by Industry:
Power generation	$269,054	$145,782	$464,183	$300,962
Oil refining	383,465	391,860	746,994	707,698
Pharmaceutical	15,290	11,894	26,474	24,491
Oil and gas	336,055	301,574	608,102	599,196
Chemical/petrochemical	130,409	118,663	284,386	250,770
Power plant operation and maintenance	34,235	26,857	62,564	51,179
Environmental	2,977	3,477	5,536	6,601
Other, net of eliminations	12,393	5,389	21,891	10,172

Total	$1,183,878	$1,005,496	$2,220,130	$1,951,069

Operating Revenues (Third-Party) by Business Segment:
Global E&C Group	$892,080	$842,461	$1,715,823	$1,622,145
Global Power Group	291,798	163,035	504,307	328,924

Total	$1,183,878	$1,005,496	$2,220,130	$1,951,069

EBITDA
     EBITDA is the primary measure of operating performance used by our chief operating decision maker. We define EBITDA as net income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization.

     A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
EBITDA:(1)
Global E&C Group	$54,842	$85,460	$96,510	$185,393
Global Power Group	67,735	26,396	94,199	56,279
C&F Group (2)	(24,291)	(21,617)	(45,619)	(40,153)

Total	98,286	90,239	145,090	201,519

Add: Net income attributable to noncontrolling interests	4,527	3,790	6,832	7,096
Less: Interest expense	3,427	4,044	7,306	8,595
Less: Depreciation and amortization	12,506	11,928	25,177	24,987

Income before income taxes	86,880	78,057	119,439	175,033
Less: Provision for income taxes	19,044	15,409	26,327	37,019

Net income	67,836	62,648	93,112	138,014
Less: Net income attributable to noncontrolling interests	4,527	3,790	6,832	7,096

Net income attributable to Foster Wheeler AG	$63,309	$58,858	$86,280	$130,918

(1)	EBITDA includes the following:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions:*
Global E&C Group**	$1,500	$8,100	$3,900	$25,200
Global Power Group**	14,300	500	9,600	8,500

Total**	15,800	8,600	13,500	33,700

Net asbestos-related provision in C&F Group***	2,000	2,300	2,400	1,600
Curtailment gain on the closure of the U.K. pension plan for future defined benefit accrual in our Global E&C Group	—	—	—	20,100

(2)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.

**	The changes in final estimated contract profit revisions during the six months ended June 30, 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of $3,200 and $4,600, respectively. The corrections were recorded in the first quarter and are included in the six months ended June 30, 2011 as they were not material to previously issued financial statements, nor are they expected to be material to the full year 2011 financial statements.

***	Please refer to Note 12 for further information regarding the revaluation of our asbestos liability and related asset.
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

     United States
     A summary of our U.S. claim activity is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Number of Claims by period:
Open claims at beginning of period	123,580	125,430	124,420	125,100
New claims	1,100	1,000	2,380	2,210
Claims resolved	(690)	(3,940)	(2,810)	(4,820)

Open claims at end of period	123,990	122,490	123,990	122,490

     We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through the second quarter of 2026. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

	June 30, 2011	December 31, 2010
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$55,838	$54,449
Asbestos-related insurance recovery receivable	149,580	165,452

Total asbestos-related assets	$205,418	$219,901

Asbestos-related liabilities recorded within:
Accrued expenses	$44,600	$59,000
Asbestos-related liability	260,344	278,500

Total asbestos-related liabilities	$304,944	$337,500

Liability balance by claim category:
Open claims	$65,118	$78,460
Future unasserted claims	239,826	259,040

Total asbestos-related liabilities	$304,944	$337,500

     Since 2004, we have worked with Analysis, Research & Planning Corporation, or ARPC, nationally recognized consultants in the United States with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at each year-end for the next 15 years. Since that time, we have recorded our estimated asbestos liability at a level consistent with ARPC’s reasonable best estimate. Our estimated asbestos liability decreased during the first six months of 2011 as a result of indemnity and defense cost payments totaling approximately $36,500, partially offset by an increase of $4,000 related to the accrual of our rolling 15-year asbestos-related liability estimate. The total asbestos-related liabilities are comprised of our estimates for our liability relating to open (outstanding) claims being valued and our liability for future unasserted claims through the second quarter of 2026.
     Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type — mesothelioma, lung cancer and non-malignancies — and the breakdown of known and future claims into disease type — mesothelioma, lung cancer or non-malignancies. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through the second quarter of 2026, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after the second quarter of 2026, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after the second quarter of 2026.
     Through June 30, 2011, total cumulative indemnity costs paid were approximately $752,800 and total cumulative defense costs paid were approximately $353,800. Historically, defense costs have represented approximately 32% of total defense and indemnity costs. The overall historic average combined indemnity and defense cost per resolved claim through June 30, 2011 has been approximately $3.0. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.

     Over the last several years, certain of our subsidiaries have entered into settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. During the first six months of 2011 and 2010, our subsidiaries reached agreements with their insurers to settle their disputed asbestos-related insurance coverage. As a result of these settlements, we increased our asbestos-related insurance asset and recorded settlement gains. Please see the table below for a breakout of the gains by period.
     Asbestos-related assets under executed settlement agreements with insurers due in the next 12 months are recorded within accounts and notes receivable-other and amounts due beyond 12 months are recorded within asbestos-related insurance recovery receivable. Asbestos-related insurance recovery receivable also includes our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through the second quarter of 2026. Our asbestos-related assets have not been discounted for the time value of money.
     Our insurance recoveries may be limited by insolvencies among our insurers. We have not assumed recovery in the estimate of our asbestos insurance asset from any of our currently insolvent insurers. We have considered the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. As of June 30, 2011 and December 31, 2010, we have not recorded an allowance for uncollectible balances against our asbestos-related insurance assets. We write off receivables from insurers that have become insolvent; there have been no such write-offs during the six months ended June 30, 2011 and 2010. Other insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. Failure to realize the expected insurance recoveries, or delays in receiving material amounts from our insurers, could have a material adverse effect on our financial condition and our cash flows.
     The following table summarizes our net asbestos-related provision:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Provision for revaluation	$2,000	$5,344	$4,000	$8,589
Gain on the settlement of coverage litigation	—	(3,000)	(1,600)	(6,992)

Net asbestos-related provision	$2,000	$2,344	$2,400	$1,597

     Our net asbestos-related provision is the result of our revaluation of our asbestos liability and related asset resulting from adjustments for actual settlement experience different from our estimates and the accrual of our rolling 15-year asbestos liability estimate, partially offset by gains on the settlement of coverage litigation with asbestos insurance carriers.
     The following table summarizes our approximate asbestos-related payments and insurance proceeds:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Asbestos litigation, defense and case resolution payments	$14,900	$18,500	$36,500	$34,000
Insurance proceeds	(6,900)	(18,300)	(16,000)	(27,400)

Net asbestos-related payments	$8,000	$200	$20,500	$6,600

     We expect the full year 2011 to have net cash outflows of $5,700 as a result of asbestos liability indemnity and defense payments in excess of insurance settlement proceeds. This estimate assumes no additional settlements with insurance companies and no elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.
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

     Based on the December 31, 2010 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $52,300 and the impact on expense would be dependent upon available additional insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge in the statement of operations of approximately 80% of the increase in the liability. Long-term cash flows would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of this 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries will decline.
     United Kingdom
     Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 978 claims have been brought against our U.K. subsidiaries of which 290 remained open as of June 30, 2011. None of the settled claims has resulted in material costs to us. The following table summarizes our asbestos-related liabilities and assets for our U.K. subsidiaries based on open (outstanding) claims and our estimate for future unasserted claims through the second quarter of 2026:

	June 30, 2011	December 31, 2010
Asbestos-related assets:
Accounts and notes receivable-other	$1,989	$1,927
Asbestos-related insurance recovery receivable	29,808	29,119

Total asbestos-related assets	$31,797	$31,046

Asbestos-related liabilities:
Accrued expenses	$1,989	$1,927
Asbestos-related liability	29,808	29,119

Total asbestos-related liabilities	$31,797	$31,046

Liability balance by claim category:
Open claims	$5,569	$5,782
Future unasserted claims	26,228	25,264

Total asbestos-related liabilities	$31,797	$31,046

     The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability and related asset recorded in the U.K. would be approximately $54,500.
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
     Power Plant Dispute — Ireland
     In 2006, a dispute arose with a client because of material corrosion that occurred at two power plants we designed and built in Ireland, which began operation in December 2005 and June 2006. There was also corrosion that occurred to subcontractor-provided emissions control equipment and induction fans at the back-end of the power plants which is due principally to the low set point temperature design of the emissions control equipment that was set by our subcontractor. We have identified technical solutions to resolve the boiler tube corrosion and emissions control equipment corrosion and during the fourth quarter of 2008 entered into a settlement with the client under which we are implementing the technical solutions in exchange for a full release of all claims related to the corrosion (including a release from the client’s right under the original contract to reject the plants under our availability guaranty) and the client’s agreement to share the cost of the ameliorative work related to the boiler tube corrosion. Accordingly, the client withdrew its notice of arbitration in January 2009, which was originally filed in May 2008.

     Between 2006 and the end of 2008, we recorded charges totaling $61,700 in relation to this project. The implementation of the technical solutions is anticipated to be completed in late 2011.
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
     FWEC is also incurring further costs in connection with a Remedial Investigation / Feasibility Study (“RI/FS”) that in March 2009 it agreed to conduct. In April 2009, USEPA proposed for listing on the National Priorities List (“NPL”) an area consisting of FWEC’s former manufacturing facility and the affected residences, but it also stated that the proposed listing may not be finalized if FWEC complies with its agreement to conduct the RI/FS. FWEC submitted comments opposing the proposed listing. FWEC has accrued its best estimate of the cost of the foregoing and it reviews this estimate on a quarterly basis.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars, except share data and per share amounts)
     The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and results of operations for the periods indicated below. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2010, which we refer to as our 2010 Form 10-K.
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
Summary Financial Results for the Quarter and Six Months Ended June 30, 2011
     Our summary financial results for the quarter and six months ended June 30, 2011 and 2010 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Consolidated Statement of Operations Data:
Operating revenues(1)	$1,183,878	$1,005,496	$2,220,130	$1,951,069
Contract profit(1)	153,612	147,860	252,867	319,942
Selling, general and administrative expenses(1)	80,402	69,515	154,243	139,820
Net income attributable to Foster Wheeler AG	63,309	58,858	86,280	130,918
Earnings per share :
Basic	0.52	0.46	0.70	1.03
Diluted	0.52	0.46	0.70	1.02
Net cash provided by operating activities(2)			138,964	51,325

(1)	Please refer to the section entitled “—Results of Operations” within this Item 2 for further discussion.

(2)	Please refer to the section entitled “—Liquidity and Capital Resources” within this Item 2 for further discussion.
     Cash and cash equivalents totaled $1,037,233 and $1,057,163 as of June 30, 2011 and December 31, 2010, respectively.
     Net income attributable to Foster Wheeler AG increased in the second quarter of 2011, compared to the same period of 2010, primarily driven by the pretax increase in contract profit of $5,800 and increased equity earnings in our Global Power Group’s project in Chile, partially offset by increased sales pursuit costs.

     Net income attributable to Foster Wheeler AG decreased in the first six months of 2011, compared to the same period of 2010, primarily driven by the pretax decrease in contract profit of $67,100, which included the unfavorable impact of the inclusion of a curtailment gain recognized in the first six months of 2010 related to our Global E&C Group’s U.K. pension plan that was closed for future defined benefit accrual and increased sales pursuit costs, partially offset by increased equity earnings in our Global Power Group’s project in Chile
     Please refer to the discussion within the section entitled “—Results of Operations” within this Item 2.
Challenges and Drivers
     Our primary operating focus continues to be booking quality new business and executing our contracts well. The global markets in which we operate are largely dependent on overall economic growth and the resultant demand for oil and gas, electric power, petrochemicals and refined products.
     In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and we believe that this long-term demand will continue to stimulate investment by our clients in new, expanded and upgraded facilities. The global economic downturn experienced in 2008 and 2009 caused many of our engineering and construction clients to reevaluate the size, timing and scope of their capital spending plans in relation to the kinds of energy, petrochemical and pharmaceutical projects that we execute, but as the global economic outlook continues to improve, we have noted signs of market improvement. During 2010 and the first half of 2011, we have been seeing an increased number of our clients implementing their capital spending plans. Some of these clients are continuing to release tranches of work on a piecemeal basis, conducting further analysis before deciding to proceed with their investments or reevaluating the size, timing or configuration of specific planned projects. We are also seeing clients re-activating planned projects that had previously been placed on hold and developing new projects. The challenges and drivers for our Global E&C Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global E&C Group-Overview of Segment,” within this Item 2.
     During 2010 and the first half of 2011, we have seen an improvement in the demand in some markets for the products and services of our Global Power Group, based on increased new proposal activity. We believe this demand will continue to improve during the second half of 2011, driven primarily by growing electricity demand and industrial production as economies around the world continue to recover. The challenges and drivers for our Global Power Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global Power Group-Overview of Segment,” within this Item 2.
New Orders and Backlog of Unfilled Orders
     The tables below summarize our new orders and backlog of unfilled orders by period:

	Quarter Ended
	June 30, 2011	March 31, 2011	June 30, 2010
New orders, measured in future revenues:
Global E&C Group*	$664,900	$719,800	$770,800
Global Power Group	576,000	143,700	164,800

Total*	$1,240,900	$863,500	$935,600

*	Balances include the following Global E&C Group flow-through revenues, as defined in the section entitled

“—Results of Operations-Operating Revenues” within this Item 2 :	$284,100	$338,400	$283,200

	As of
	June 30, 2011	March 31, 2011	December 31, 2010
Backlog of unfilled orders, measured in future revenues	$3,921,400	$3,849,300	$3,979,500
Backlog, measured in Foster Wheeler scope*	$2,926,600	$2,624,100	$2,643,200
E&C man-hours in backlog (in thousands)	12,400	12,500	12,700

*	As defined in the section entitled “—Backlog and New Orders” within this Item 2.

     Please refer to the section entitled “—Backlog and New Orders” within this Item 2 for further detail.
Results of Operations
Operating Revenues

	June 30, 2011	June 30, 2010	$ Change	% Change
Quarter Ended:
Global E&C Group	$892,080	$842,461	$49,619	5.9%
Global Power Group	291,798	163,035	128,763	79.0%

Total	$1,183,878	$1,005,496	$178,382	17.7%

Six Months Ended:
Global E&C Group	$1,715,823	$1,622,145	$93,678	5.8%
Global Power Group	504,307	328,924	175,383	53.3%

Total	$2,220,130	$1,951,069	$269,061	13.8%

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
     Our operating revenues by geographic region, based upon where our projects are being executed, for the quarter and six months ended June 30, 2011 and 2010, were as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Africa	$27,963	$36,526	$(8,563)	(23.4)%	$82,883	$71,294	$11,589	16.3%
Asia	229,364	208,584	20,780	10.0%	417,679	421,215	(3,536)	(0.8)%
Australasia and other*	308,369	271,273	37,096	13.7%	548,390	524,137	24,253	4.6%
Europe	248,116	223,439	24,677	11.0%	435,744	423,349	12,395	2.9%
Middle East	55,811	51,515	4,296	8.3%	125,644	125,438	206	0.2%
North America	245,276	150,919	94,357	62.5%	478,894	277,968	200,926	72.3%
South America	68,979	63,240	5,739	9.1%	130,896	107,668	23,228	21.6%

Total	$1,183,878	$1,005,496	$178,382	17.7%	$2,220,130	$1,951,069	$269,061	13.8%

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.
     Our operating revenues increased in the quarter and six months ended June 30, 2011, compared to the same periods in 2010, primarily as a result of increased flow-through revenues of $138,300 and $237,300, respectively, as described below. Excluding the impact of the change in flow-through revenues and currency fluctuations, our operating revenues decreased 2% and 3% in the quarter and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decrease in operating revenues, excluding flow-through revenues and currency fluctuations, during the quarter and six months ended June 30, 2011 was the result of decreased operating revenues in our Global E&C Group, significantly offset by increased operating revenues in our Global Power Group.

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
Contract Profit

	June 30, 2011	June 30, 2010	$ Change	% Change
Quarter Ended	$153,612	$147,860	$5,752	3.9%
Six Months Ended	$252,867	$319,942	$(67,075)	(21.0)%
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
     Contract profit increased during the quarter ended June 30, 2011, compared to the same period in 2010. The increase was the net result of increased contract profit by our Global Power Group, partially offset by decreased contract profit by our Global E&C Group.
     Contract profit declined during the six months ended June 30, 2011, compared to the same period in 2010. The decline was the result of decreased contract profit by our Global E&C Group and the unfavorable impact of the inclusion of a curtailment gain of approximately $20,100 recognized in the first six months of 2010 related to our Global E&C Group’s U.K. pension plan that was closed for future defined benefit accrual, partially offset by increased contract profit in our Global Power Group. Please refer to the section entitled “—Business Segments,” within this Item 2, for further information related to contract profit for both of our operating groups.
Selling, General and Administrative (SG&A) Expenses

	June 30, 2011	June 30, 2010	$ Change	% Change
Quarter Ended	$80,402	$69,515	$10,887	15.7%
Six Months Ended	$154,243	$139,820	$14,423	10.3%
     SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.
     SG&A expenses increased in the second quarter of 2011, compared to the same period in 2010, primarily as a result of increased sales pursuit costs of $6,600 and general overhead costs of $3,900, while research and development costs were relatively unchanged.
     SG&A expenses increased in the first six months of 2011, compared to the same period in 2010, primarily as a result of increased sales pursuit costs of $8,300 and general overhead costs of $5,700, while research and development costs were relatively unchanged.
Other Income, net

	June 30, 2011	June 30, 2010	$ Change	% Change
Quarter Ended	$21,390	$11,419	$9,971	87.3%
Six Months Ended	$35,656	$19,751	$15,905	80.5%

     Other income, net during the quarter and six months ended June 30, 2011, consisted primarily of equity earnings of $15,000 and $27,400, respectively, generated from our investments, primarily from our ownership interests in build, own and operate projects in Italy and Chile and a $4,000 gain in the quarter and six months ended June 30, 2011 related to the revaluation of a contingent consideration liability.
     Other income, net increased in the quarter and six months ended June 30, 2011, compared to the same periods in 2010, primarily driven by significantly increased equity earnings in our Global Power Group’s project in Chile of $11,600 and $18,700, respectively, and the $4,000 gain in the quarter and six months ended June 30, 2011 related to the revaluation of a contingent consideration liability, partially offset by decreased value-added tax refunds and other non-income tax credits of $2,000 and $2,500, respectively, and decreased equity earnings of $1,600 and $2,600, respectively, related to two of our Global E&C Group’s projects in Italy that terminated their power off-take agreements with a local energy authority during the fourth quarter of 2010.
     For further information related to our equity earnings, please refer to the sections within this Item 2 entitled “—Business Segments-Global Power Group” for our Global Power Group’s project in Chile and “—Business Segments-Global E&C Group” for our Global E&C Group’s projects in Italy, as well as Note 3 to the consolidated financial statements in this quarterly report on Form 10-Q.
Other Deductions, net

	June 30, 2011	June 30, 2010	$ Change	% Change
Quarter Ended	$6,721	$8,049	$(1,328)	(16.5)%
Six Months Ended	$12,838	$19,737	$(6,899)	(35.0)%
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
     Other deductions, net in the second quarter of 2011 consisted primarily of legal fees of $5,900, a provision for an environmental dispute of $700, net penalties on unrecognized tax benefits of $400, bank fees of $400 and consulting fees of $300, partially offset by a net foreign exchange transaction gain of $1,900. The decrease in other deductions, net in the second quarter of 2011, compared to the same period in 2010, was primarily the net result of a favorable impact of $2,100 related to the change in net foreign exchange transactions and decreased bank fees of $600, partially offset by increased net penalties on unrecognized tax benefits of $400, which includes the impact of previously accrued tax penalties that were ultimately not assessed of $1,300 in the second quarter of 2010, and an increased provision for an environmental dispute of $300.
     Other deductions, net in the first six months of 2011 consisted primarily of legal fees of $9,300, bank fees of $1,200, net penalties on unrecognized tax benefits of $1,100 and consulting fees of $900, partially offset by a net foreign exchange transaction gain of $2,600. The decrease in other deductions, net in the first six months of 2011, compared to the same period in 2010, was primarily the net result of a favorable impact of $7,200 related to the change in net foreign exchange transactions and decreased consulting fees of $1,300, partially offset by increased net penalties on unrecognized tax benefits of $1,200, which includes the impact of previously accrued tax penalties that were ultimately not assessed of $1,400 in the first six months of 2010.
     Net foreign exchange transaction gains and losses were primarily driven from exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.
Interest Income

	June 30, 2011	June 30, 2010	$ Change	% Change
Quarter Ended	$4,428	$2,730	$1,698	62.2%
Six Months Ended	$7,703	$5,089	$2,614	51.4%
     Interest income increased in the quarter and six months ended June 30, 2011, compared to the same periods in 2010, primarily as a result of higher interest rates and investment yields and, to a lesser extent, higher average cash and cash equivalents balances and favorable foreign currency fluctuations.

Interest Expense

	June 30, 2011	June 30, 2010	$ Change	% Change
Quarter Ended	$3,427	$4,044	$(617)	(15.3)%
Six Months Ended	$7,306	$8,595	$(1,289)	(15.0)%
     Interest expense decreased in the quarter and six months ended June 30, 2011, compared to the same periods in 2010, which was primarily driven by the favorable impact from decreased average borrowings in both periods.
     During the quarter and six months ended June 30, 2011, we recorded net accrued interest expense on unrecognized tax benefits of $200 and $900, respectively. During the quarter and six months ended June 30, 2010, we recorded net accrued interest expense on unrecognized tax benefits of $300 and $1,300, respectively, which amounts in both periods were net of previously accrued interest expense that was ultimately not assessed of $1,100.
Net Asbestos-Related Provision

	June 30, 2011	June 30, 2010	$ Change	% Change
Quarter Ended	$2,000	$2,344	$(344)	(14.7)%
Six Months Ended	$2,400	$1,597	$803	50.3%
     The decrease in the net asbestos-related provision in the second quarter of 2011, compared to the same period in 2010, primarily resulted from a decrease in our provision related to the revaluation of our asbestos liability of $3,300, significantly offset by a decreased gain on the settlement of coverage litigation with asbestos insurance carriers of $3,000.
     The change in the net asbestos-related provision in the first six months of 2011, compared to the same period in 2010, primarily resulted from a decreased gain on the settlement of coverage litigation with asbestos insurance carriers of $5,400, significantly offset by a decrease in our provision related to the revaluation of our asbestos liability of $4,600.
Provision for Income Taxes

	June 30, 2011	June 30, 2010	$ Change	% Change
Quarter Ended	$19,044	$15,409	$3,635	23.6%
Effective Tax Rate	21.9%	19.7%

Six Months Ended	$26,327	$37,019	$(10,692)	(28.9)%
Effective Tax Rate	22.0%	21.1%
     The tax provision for each year-to-date period is calculated by multiplying pretax income by the estimated annual effective tax rate for such period. Our effective tax rate can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of income taxed in various non-U.S. jurisdictions with rates different from the U.S. statutory rate, as a result of our inability to recognize a tax benefit for losses generated by certain unprofitable operations and as a result of the varying mix of income earned in the jurisdictions in which we operate. Deferred tax assets and liabilities are established for tax attributes (credits or loss carryforwards) and temporary differences between the book and tax basis of assets and liabilities. Within each jurisdiction and taxpaying component, current and noncurrent deferred tax assets and liabilities are combined and presented as a net amount. Deferred tax assets are reduced by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of loss carryforwards (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pretax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate. Conversely, in periods when operating units subject to a valuation allowance generate pretax losses, the corresponding increase in the valuation allowance has an unfavorable impact on our effective tax rate. We have decreased our December 31, 2010 deferred tax assets (current and non-current) and noncurrent deferred tax liabilities in equal amounts in order to reflect the net presentation of deferred tax assets and liabilities by jurisdiction consistent with our June 30, 2011 presentation.
     Effective Tax Rate for 2011
     Our effective tax rate for the first six months of 2011 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which is expected to contribute to an approximate 16-percentage point reduction in the effective tax rate for the full year 2011.

•	A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily the United States), which is expected to contribute to an approximate four-percentage point increase in the effective tax rate for the full year 2011.
     Effective Tax Rate for 2010
     Our effective tax rate for the first six months of 2010 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 18-percentage point reduction in the effective tax rate.

•	A valuation allowance increase because we were unable to recognize a tax benefit for year-to-date losses subject to valuation allowance in certain jurisdictions (primarily the United States), which contributed to an approximate five-percentage point increase in the effective tax rate.
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
Net Income Attributable to Noncontrolling Interests

	June 30, 2011	June 30, 2010	$ Change	% Change
Quarter Ended	$4,527	$3,790	$737	19.4%
Six Months Ended	$6,832	$7,096	$(264)	(3.7)%
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
     The increase in net income attributable to noncontrolling interests in the second quarter of 2011, compared to the same period in 2010, primarily resulted from our operations in Malaysia and Poland, partially offset by our operations in Martinez, California.
     The change in net income attributable to noncontrolling interests in the first six months of 2011, compared to the same period in 2010, was insignificant, which was the net result of decreases in our operations in South Africa and the People’s Republic of China, substantially offset by increases in our operations in Malaysia and Poland.
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

	June 30, 2011	June 30, 2010	$ Change	% Change
Quarter Ended	$98,286	$90,239	$8,047	8.9%
Six Months Ended	$145,090	$201,519	$(56,429)	(28.0)%
     EBITDA increased in the second quarter of 2011, compared to the same period in 2010, primarily driven by increased contract profit and increased equity earnings in our Global Power Group’s project in Chile, partially offset by increased sales pursuit costs.
     EBITDA decreased in the six months ended June 30, 2011, compared to the same period in 2010, primarily driven by decreased contract profit, which included the unfavorable impact of the inclusion of a curtailment gain recognized in the first six months of 2010 related to our Global E&C Group’s U.K. pension plan that was closed for future defined benefit accrual and increased sales pursuit costs, partially offset by increased equity earnings in our Global Power Group’s project in Chile.
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
     EBITDA is a supplemental financial measure not defined in generally accepted accounting principles, or GAAP. We define EBITDA as income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. Certain covenants under our U.S. senior secured credit agreement use an adjusted form of EBITDA such that in the covenant calculations the EBITDA as presented herein is adjusted for certain unusual and infrequent items specifically excluded in the terms of our U.S. senior secured credit agreement. We believe that the line item on the consolidated statement of operations entitled “net income attributable to Foster Wheeler AG” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income attributable to Foster Wheeler AG as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income attributable to Foster Wheeler AG, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:
•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and

•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.

     A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below.

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

EBITDA:(1)
Global E&C Group	$54,842	$85,460	$96,510	$185,393
Global Power Group	67,735	26,396	94,199	56,279
C&F Group(2)	(24,291)	(21,617)	(45,619)	(40,153)

Total	98,286	90,239	145,090	201,519

Less: Interest expense	3,427	4,044	7,306	8,595
Less: Depreciation and amortization	12,506	11,928	25,177	24,987
Less: Provision for income taxes	19,044	15,409	26,327	37,019

Net income attributable to Foster Wheeler AG	$63,309	$58,858	$86,280	$130,918

(1)	EBITDA includes the following:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions:*
Global E&C Group**	$1,500	$8,100	$3,900	$25,200
Global Power Group**	14,300	500	9,600	8,500

Total**	15,800	8,600	13,500	33,700

Net asbestos-related provision in C&F Group***	2,000	2,300	2,400	1,600
Curtailment gain on the closure of the U.K. pension plan for future defined benefit accrual in our Global E&C Group	—	—	—	20,100

(2)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

*	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding changes in our final estimated contract profit.

**	The changes in final estimated contract profit revisions during the six months ended June 30, 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of $3,200 and $4,600, respectively. The corrections were recorded in the first quarter and are included in the six months ended June 30, 2011 as they were not material to previously issued financial statements, nor are they expected to be material to the full year 2011 financial statements.

***	Please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding the revaluation of our asbestos liability and related asset.
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
Business Segments
Global E&C Group

	Quarter Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Operating revenues	$892,080	$842,461	$49,619	5.9%	$1,715,823	$1,622,145	$93,678	5.8%

EBITDA	$54,842	85,460	$(30,618)	(35.8)%	$96,510	$185,393	$(88,883)	(47.9)%

Results
     Our Global E&C Group’s operating revenues by geographic region for the quarter and six months ended June 30, 2011 and 2010, based upon where our projects are being executed, were as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Africa	$27,081	$36,526	$(9,445)	(25.9)%	$82,001	$71,261	$10,740	15.1%
Asia	163,900	172,137	(8,237)	(4.8)%	282,598	359,408	(76,810)	(21.4)%
Australasia and and other*	308,363	271,273	37,090	13.7%	548,384	524,135	24,249	4.6%
Europe	121,183	164,955	(43,772)	(26.5)%	234,559	306,762	(72,203)	(23.5)%
Middle East	43,972	50,654	(6,682)	(13.2)%	104,903	121,194	(16,291)	(13.4)%
North America	166,409	94,315	72,094	76.4%	347,746	153,861	193,885	126.0%
South America	61,172	52,601	8,571	16.3%	115,632	85,524	30,108	35.2%

Total	$892,080	$842,461	$49,619	5.9%	$1,715,823	$1,622,145	$93,678	5.8%

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.
     Our Global E&C Group experienced an increase in operating revenues of 6% in the second quarter of 2011, compared to the same period in 2010. The increase in the period was primarily driven by increased flow-through revenues of $138,600. Excluding flow-through revenues and foreign currency fluctuations, our Global E&C Group’s operating revenues decreased 26% in the second quarter of 2011, compared to the same period in 2010.
     Our Global E&C Group experienced an increase in operating revenues of 6% in the first six months of 2011, compared to the same period in 2010. The increase in the period was primarily driven by increased flow-through revenues of $237,800. Excluding flow-through revenues and foreign currency fluctuations, our Global E&C Group’s operating revenues decreased 21% in the first six months of 2011, compared to the same period in 2010.
     Please refer to the “—Overview of Segment” section below for a discussion of our Global E&C Group’s market outlook.
     The decrease in our Global E&C Group’s EBITDA in the second quarter of 2011, compared to the same period in 2010, resulted primarily from the net impact of the following:
•	Decreased contract profit of $27,000, which primarily resulted from decreased volume of operating revenues, excluding flow-through revenues, and, to a lesser extent, decreased contract profit margins.

•	Increased sales pursuit costs of $4,700 driven by increased new proposal activity.

•	Decreased equity earnings of $1,600 related to two of our Global E&C Group’s projects in Italy that terminated their power off-take agreements with a local energy authority during the fourth quarter of 2010. Please see below for further details.

•	A favorable impact of $2,800 related to the change in net foreign exchange transactions, which was primarily driven by exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.
     The decrease in our Global E&C Group’s EBITDA in the first six months of 2011, compared to the same period in 2010, resulted primarily from the net impact of the following:
•	Decreased contract profit of $71,800, excluding the impact of a curtailment gain recognized in the first six months of 2010 related to our U.K. defined benefit pension plan noted below, which primarily resulted from decreased contract profit margins and decreased volume of operating revenues, excluding flow-through revenues.

•	The unfavorable impact of the inclusion of a $20,100 curtailment gain recognized in the first six months of 2010 related to our U.K. defined benefit pension plan that was closed for future benefit accrual, which was included in contract profit.

•	Increased sales pursuit costs of $6,900 driven by increased new proposal activity.

•	Decreased equity earnings of $2,600 related to two of our Global E&C Group’s projects in Italy that terminated their power off-take agreements with a local energy authority during the fourth quarter of 2010. Please see below for further details.

•	A favorable impact of $9,000 related to the change in net foreign exchange transactions, which was primarily driven by exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.
     During 2010, two of our equity interest investments in electric power generation projects in Italy, Centro Energia Teverola S.p.A., or CET, and Centro Energia Ferrara S.p.A., or CEF, terminated long-term incentivized power off-take agreements that they had in place with the Authority for Energy. In light of the termination of the power off-take agreements, we and our respective partners at CET and CEF reviewed the economic viability of each plant. As a result, a decision was made to shut down the CET plant effective January 1, 2011. Following the termination of the power off-take agreement, we and our partner in CEF decided to continue to operate the CEF plant at least temporarily on a merchant basis while we considered a possible sale of the plant in 2011. As a result of the foregoing operating decisions, CET and CEF recorded impairment charges during the fourth quarter of 2010 to write down their fixed assets to fair value in their financial statements. Additionally, during the fourth quarter of 2010, our investments in CET and CEF were reduced by equity losses based on CET and CEF’s 2010 financial results, inclusive of the respective impairment charges. As a result of the foregoing, the carrying value of our CET and CEF investments approximated fair value at December 31, 2010.
     During the second quarter of 2011, as part of our review of the economic viability of the CEF project, we and our partner in CEF concluded we would operate the plant through the third quarter of 2011 and then shut down the plant in the fourth quarter of 2011. As a result, an additional impairment charge was recorded to bring the carrying value of our investment to fair value as of June 30, 2011.
     Our equity earnings from our CET and CEF investments during the quarter and six months ended June 30, 2011 totaled $200 for both periods, which included the impairment charge for CEF. Our equity earnings from our CET and CEF investments during the quarter and six months ended June 30, 2010 totaled $1,800 and $2,800, respectively. Please refer to Note 3 to the consolidated financial statements in this quarterly report on Form 10-Q for more information.
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
     Our Global E&C Group owns one of the leading technologies (SYDECSM delayed coking) used in refinery residue upgrading, in addition to other refinery residue upgrading technologies (solvent deasphalting and visbreaking), and a hydrogen production process used in oil refineries and petrochemical plants. During the fourth quarter of 2010, our Global E&C Group acquired a proprietary sulfur recovery technology through a business acquisition. The sulfur recovery technology is used to treat gas streams containing hydrogen sulfide for the purpose of reducing the sulfur content of fuel products and to recover a saleable sulfur by-product. Additionally, our Global E&C Group has experience with, and is able to work with, a wide range of processes owned by others.
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
     As the global economy has started to recover, we have noted signs of market improvement. During 2010 and the first half of 2011, we have been seeing an increased number of our clients implementing their capital spending plans. Some of these clients are continuing to release tranches of work on a piecemeal basis, conducting further analysis before deciding to proceed with their investments or re-evaluating the size, timing or configuration of specific planned projects. We are also seeing clients re-activating planned projects that had previously been placed on hold and developing new projects. We are also seeing intensified competition among engineering and construction contractors, which has resulted in pricing pressure. These factors may continue through the remainder of 2011 and into 2012.
     In addition, we believe world demand for energy, chemicals and pharmaceuticals will continue to grow over the long-term and that clients will continue to invest in new and upgraded capacity to meet that demand. Moreover, we have continued to be successful in booking contracts of varying types and sizes in our key end markets, including a major project management consultancy contract for a refinery upgrade project in South America, a front-end engineering and design, or FEED, contract for a new refinery in Venezuela, an engineering, procurement and construction management, or EPCm, contract for a chemicals project in Europe, a contract for services for a mining and metals client in South America, an EPCm contract for a chemicals facility in Asia, a feasibility study contract for a gas-to-liquids facility in Canada, an EPCm contract for a chemicals project for a long-standing client in Africa, an EPCm contract for a refinery in Africa, an engineering and material supply contract for delayed coker heaters in Asia and Russia, a delayed coker process design package and license in Asia and a FEED contract for a refinery upgrade in North America. Our success in this regard is a reflection of our technical expertise, our long-term relationships with clients, and our selective approach in pursuit of new prospects where we believe we have significant differentiators.
Global Power Group

	Quarter Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Operating revenues	$291,798	$163,035	$128,763	79.0%	$504,307	$328,924	$175,383	53.3%

EBITDA	$67,735	$26,396	$41,339	156.6%	$94,199	$56,279	$37,920	67.4%

Results
     Our Global Power Group’s operating revenues by geographic region for the quarter and six months ended June 30, 2011 and 2010, based upon where our projects are being executed, were as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Africa	$882	$—	$882	N/M	$882	$33	$849	2572.7%
Asia	65,464	36,447	29,017	79.6%	135,081	61,807	73,274	118.6%
Australasia and other*	6	—	6	N/M	6	2	4	200.0%
Europe	126,933	58,484	68,449	117.0%	201,185	116,587	84,598	72.6%
Middle East	11,839	861	10,978	1275.0%	20,741	4,244	16,497	388.7%
North America	78,867	56,604	22,263	39.3%	131,148	124,107	7,041	5.7%
South America	7,807	10,639	(2,832)	(26.6)%	15,264	22,144	(6,880)	(31.1)%

Total	$291,798	$163,035	$128,763	79.0%	$504,307	$328,924	$175,383	53.3%

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

N/M—Not meaningful

     Our Global Power Group experienced significant increases in operating revenues in the quarter and six months ended June 30, 2011, compared to the same periods in 2010. The increases in both periods were primarily attributable to an increased volume of business, with an additional favorable impact from foreign currency fluctuations. Excluding foreign currency fluctuations, our Global Power Group’s operating revenues increased 65% and 46% in the quarter and six months ended June 30, 2011, respectively, compared to the same periods in 2010. Please refer to the “—Overview of Segment” section below for a discussion of our Global Power Group’s market outlook.
     The increase in our Global Power Group’s EBITDA in the second quarter of 2011, compared to the same period in 2010, resulted primarily from the net impact of the following:
•	Increased contract profit of $33,800, primarily driven by the increased volume of operating revenues, while contract profit margins were relatively unchanged.

•	An increase in equity earnings in our Global Power Group’s project in Chile of $11,600. As a result of the February 2010 earthquake, our Global Power Group’s project in Chile was not operating from the date of the earthquake and the project did not begin to record its estimated recovery under its business interruption insurance policy for lost profits until the third quarter of 2010. Please see below for further discussion.
     The increase in our Global Power Group’s EBITDA in the first six months of 2011, compared to the same period in 2010, resulted primarily from the net impact of the following:
•	Increased contract profit of $24,600, primarily driven by the increased volume of operating revenues, partially offset by decreased contract profit margins, including the impact of an out-of-period correction recorded in the first quarter of 2011 for a reduction of final estimated profit of approximately $4,600 which is discussed in the preceding section within this Item 2 entitled “—Results of Operations-EBITDA”.

•	An increase in equity earnings in our Global Power Group’s project in Chile of $18,700. As a result of the February 2010 earthquake, our Global Power Group’s project in Chile was not operating from the date of the earthquake and the project did not begin to record its estimated recovery under its business interruption insurance policy for lost profits until the third quarter of 2010. The increase in equity earnings also include an additional benefit from higher marginal rates for electrical power generation included in the project’s business interruption insurance recovery when comparing the period in 2011 to the corresponding period in 2010 that was prior to the earthquake. Please see below for further discussion.
     On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our Global Power Group’s project in Chile. As a result of the damage, the project’s facility suspended normal operating activities on that date. The project included an estimated recovery under its business interruption insurance policy in its financial statements, which covers through the period while the facility suspended normal operating activities. In accordance with authoritative accounting guidance on business interruption insurance, the project recorded an estimated recovery for lost profits as substantially all contingencies related to the insurance claim had been resolved as of the third quarter of 2010. The facility began operating at less than normal utilization during the second quarter of 2011 and continues to progress with the expectation of achieving normal operating activities in the third quarter of 2011. Our equity earnings from our project in Chile were $11,600 and $21,500 during the quarter and six months ended June 30, 2011, respectively. Our equity earnings from our project in Chile were $2,800 during the six months ended June 30, 2010, while our equity earnings during the quarter ended June 30, 2010 were insignificant.
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
     During 2010 and the beginning of 2011, we have seen increased new proposal activity and an improvement in the demand in some markets for the products and services of our Global Power Group. We believe this demand will continue in Asia, the Middle East and Eastern Europe, driven primarily by growing electricity demand and industrial production as economies around the world continue to recover.
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
     Longer-term, we believe that world demand for electrical energy will continue to grow and that solid-fuel-fired steam generators will continue to fill a significant portion of the incremental growth in new generating capacity. The unfortunate recent events involving Japan’s nuclear power plant facilities has many countries reevaluating their nuclear power policy with a recognition that coal power may play a larger role to meet their long-term energy demand. Countries may decide not to pursue nuclear power for new power plant facilities or decide to accelerate the retirement schedule for existing nuclear power plant facilities, both of which could increase demand for new coal-fired power plant facilities, which in turn could improve the demand for our Global Power Group’s coal-fired steam generators. In addition, we are seeing a growing need to repower older coal plants with new, more efficient and cleaner burning coal plants in order to meet environmental, financial and reliability goals set by policy makers in many countries. The fuel flexibility of our CFB steam generators enables them to burn a wide variety of fuels other than coal and to produce carbon-neutral electricity when fired by biomass. In addition, our utility steam generators can be designed to incorporate supercritical steam technology, which significantly improves power plant efficiency and reduces power plant emissions.
     We are currently executing an engineering and supply project for a pilot-scale (approximately 30 megawatt thermal, equivalent to approximately 10 megawatt electrical, or MWe) CFB steam generator, which incorporates our carbon-capturing Flexi-BurnTM technology. Once operational, this pilot facility will be utilized to validate the design of a full-scale carbon-capturing CFB power plant. Further, we have recently signed, together with other parties, a grant agreement with the European Commission, or EC, to support the technology development of a commercial scale (approximately 300 MWe) Carbon Capture and Storage, or CCS, demonstration plant featuring our Flexi-BurnTM CFB technology. If the technology development work demonstrates that the project meets its specified technology and investment goals, construction of the commercial scale demonstration plant could begin in 2012 and the plant could be operational by 2015. This project is one of the six European based CCS projects selected for funding by the EC under the European Energy Program for Recovery and it is the only selected project utilizing CFB technology for CCS application.

Liquidity and Capital Resources
Cash Flows Activities
     Our cash and cash equivalents and restricted cash balances were:

	As of
	June 30, 2011	December 31, 2010	$ Change	% Change
Cash and cash equivalents	$1,037,233	$1,057,163	$(19,930)	(1.9)%
Restricted cash	41,035	27,502	13,533	49.2%

Total	$1,078,268	$1,084,665	$(6,397)	(0.6)%

     Total cash and cash equivalents and restricted cash held by our non-U.S. entities as of June 30, 2011 and December 31, 2010 were $950,400 and $849,500, respectively.
     During the first six months of 2011, we experienced a decrease in cash and cash equivalents of $19,900, primarily as a result of cash used to repurchase our shares and to pay related commissions under our share repurchase program of $160,100, capital expenditures of $17,300 and a change in restricted cash, excluding currency, of $12,100, significantly offset by cash provided by operating activities of $139,000 and a favorable impact related to exchange rate changes on our cash and cash equivalents of $33,200.
Cash Flows from Operating Activities

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Net cash provided by operating activities	$138,964	$51,325	$87,639	170.8%
     Net cash provided by operating activities in the first six months of 2011 primarily resulted from cash provided by net income of $141,600, which excludes non-cash charges of $48,500, and working capital of $24,200, partially offset by cash used for net asbestos-related payments of $20,500 (please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for further information on net asbestos-related payments) and mandatory contributions to our non-U.S. pension plans of $8,500.
     The increase in net cash provided by operating activities of $87,600 in the first six months of 2011, compared to the same period of 2010, resulted primarily from a favorable change in working capital that resulted in an increase in cash of $112,900 and decreased contributions to our non-U.S. pension plans of $20,700, partially offset by decreased cash provided by net income of $37,500 and increased net asbestos-related payments of $13,900.
     Working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts and the timing of the related cash receipts. We generated cash from the conversion of working capital during the first six months of 2011, as cash receipts from client billings exceeded cash used for services rendered and purchases of materials and equipment. During the first six months of 2010, we used cash to fund working capital. The increase in cash provided by working capital during the first six months of 2011 was primarily driven by the conversion of working capital to cash by our Global E&C Group and, to a lesser extent, our Global Power Group.
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
Cash Flows from Investing Activities

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Net cash used in investing activities	$(28,059)	$(4,248)	$(23,811)	560.5%

     The net cash used in investing activities in the first six months of 2011 was attributable primarily to capital expenditures of $17,300 and an increase in restricted cash of $12,100.
     The net cash used in investing activities in the first six months of 2010 was attributable primarily to capital expenditures of $9,400 and a contractual payment of $1,200 related to a prior acquisition of a business, partially offset by cash provided by a decrease in restricted cash of $3,300 and return of investment from unconsolidated affiliates of $3,200.
     The capital expenditures in the first six months of 2011 and 2010 related primarily to project construction, leasehold improvements, information technology equipment and office equipment. Our capital expenditures increased $7,900 in the first six months of 2011, compared to the same period of 2010, as a result of increased expenditures in our Global Power Group, while capital expenditures in our Global E&C Group were relatively flat.
Cash Flows from Financing Activities

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Net cash used in financing activities	$(164,083)	$(12,383)	$(151,700)	1225.1%
     The net cash used in financing activities in the first six months of 2011 was attributable primarily to the cash used to repurchase shares and to pay related commissions under our share repurchase program of $160,100. Other financing activities included cash provided from exercises of stock options of $11,800, partially offset by cash used for distributions to noncontrolling interests of $8,700.
     The net cash used in financing activities in the first six months of 2010 was attributable primarily to the repayment of short-term and long-term project debt and capital lease obligations of $9,900 and distributions to noncontrolling interests of $7,300, partially offset by cash provided from exercises of stock options of $2,600 and proceeds from the issuance of new short-term debt of $2,200.
Outlook
     Our liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations, changes in working capital activities, unused credit line availability and claim recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling 12-month period. Based on these forecasts, we believe our existing cash balances and forecasted net cash provided by operating activities will be sufficient to fund our operations throughout the next 12 months. Based on these forecasts, our primary cash needs will be working capital, capital expenditures, pension contributions and net asbestos-related payments. We may also use cash for acquisitions, discretionary pension plan contributions or to repurchase our shares under the share repurchase program, as described further below. The majority of our cash balances are invested in short-term interest bearing accounts with maturities of less than three months. We continue to consider investing some of our cash in longer-term investment opportunities, including the acquisition of other entities or operations in the engineering and construction industry or power industry and/or the reduction of certain liabilities such as unfunded pension liabilities.
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

     Our net asbestos-related payments are the result of asbestos liability indemnity and defense costs payments in excess of insurance settlement proceeds. During the first six months of 2011, we had net asbestos-related cash outflows of approximately $20,500. We expect the 2011 full year net cash outflows to be approximately $5,700. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.
     On July 30, 2010, Foster Wheeler AG, Foster Wheeler Ltd., certain of Foster Wheeler Ltd.’s subsidiaries and BNP Paribas, as Administrative Agent, entered into a four-year amendment and restatement of our U.S. senior secured credit agreement, which we entered into in October 2006. The amended and restated U.S. senior secured credit agreement provides for a facility of $450,000, and includes a provision which permits future incremental increases of up to an aggregate of $225,000 in total additional availability under the facility. The amended and restated U.S. senior secured credit agreement permits us to issue up to $450,000 in letters of credit under the facility. Letters of credit issued under the amended and restated U.S. senior secured credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in our corporate credit rating as reported by Moody’s Investors Service, which we refer to as Moody’s, and/or Standard & Poor’s, which we refer to as S&P. We received a corporate credit rating of BBB- as issued by S&P during 2010, which, under the amended and restated U.S. senior secured credit agreement, reduces our pricing for letters of credit issued under the agreement. Based on the current ratings, the letter of credit fees for performance and financial letters of credit issued under the amended and restated U.S. senior secured credit agreement are 1.000% and 2.000% per annum of the outstanding amount, respectively, excluding fronting fees. This performance pricing is not expected to materially impact our liquidity or capital resources over the next 12 months. We also have the option to use up to $100,000 of the $450,000 for revolving borrowings at a rate equal to adjusted LIBOR, as defined in the agreement, plus 2.000%, subject also to the performance pricing noted above.
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
     We had approximately $307,700 and $310,100 of letters of credit outstanding under our U.S. senior secured credit agreement as of June 30, 2011 and December 31, 2010, respectively. There were no funded borrowings under our U.S. senior secured credit agreement outstanding as of June 30, 2011 and December 31, 2010. We do not intend to borrow under our U.S. senior secured credit facility over the next 12 months. Please refer to Note 5 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.
     On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our unconsolidated affiliate’s facility in Chile. As a result of the damage, the project’s facility suspended normal operating activities on that date. Subsequent to that date, our unconsolidated affiliate filed a claim with its insurance carrier. A preliminary assessment of the extent of the damage was completed and an estimate of the required cost of repairs was developed. Based on the assessment and cost estimate, as well as correspondence received from the insurance carrier, we expect the property damage insurance recovery to be sufficient to cover the costs of repairing the facility. The insurance carrier also provided a preliminary assessment of the business interruption insurance recovery due to our unconsolidated affiliate, and has advanced insurance proceeds against this assessment. Based on this assessment, we expect the business interruption insurance recovery to substantially compensate our unconsolidated affiliate for the loss of profits while the facility suspended normal operating activities. Our unconsolidated affiliate’s receivable related to the remaining balance under their property damage and business interruption insurance recovery assessment was approximately $59,800 as of June 30, 2011. The facility began operating at less than normal utilization during the second quarter of 2011 and continues to progress with the expectation of achieving normal operating activities in the third quarter of 2011.
     We are not required to make any mandatory contributions to our U.S. pension plans in 2011 based on the minimum statutory funding requirements. We made mandatory contributions totaling approximately $8,500 to our non-U.S. pension plans during the first six months of 2011. Based on the minimum statutory funding requirements for 2011, we expect to make mandatory contributions totaling approximately $19,000 to our non-U.S. pension plans for the full year. Additionally, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during 2011.

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
     Based on the aggregate share repurchases under our program through June 30, 2011, we are authorized to repurchase up to an additional $340,600 of our outstanding shares. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Through June 30, 2011, we have repurchased 27,126,980 shares for an aggregate cost of approximately $744,400. We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other privately negotiated transactions pursuant to our share repurchase program. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans. For further information, please refer to Part II, Item 2 of this quarterly report on Form 10-Q.
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

     New Orders, Measured in Terms of Future Revenues

	June 30, 2011			June 30, 2010
	Global	Global		Global	Global
	E&C	Power		E&C	Power
	Group	Group	Total	Group	Group	Total
By Project Location:
Quarter Ended
North America	$81,100	$51,900	$133,000	$229,600	$34,100	$263,700
South America	156,500	9,200	165,700	26,700	5,000	31,700
Europe	112,400	46,700	159,100	139,900	79,400	219,300
Asia	219,500	468,000	687,500	159,500	46,000	205,500
Middle East	29,400	100	29,500	106,200	300	106,500
Africa	5,700	100	5,800	74,400	—	74,400
Australasia and other*	60,300	—	60,300	34,500	—	34,500

Total	$664,900	$576,000	$1,240,900	$770,800	$164,800	$935,600

Six Months Ended
North America	$165,100	$134,500	$299,600	$290,500	$105,800	$396,300
South America	225,600	13,100	238,700	52,800	8,000	60,800
Europe	262,900	77,800	340,700	227,300	416,200	643,500
Asia	303,700	480,400	784,100	249,900	96,600	346,500
Middle East	55,600	8,100	63,700	161,500	300	161,800
Africa	53,200	5,800	59,000	230,600	100	230,700
Australasia and other*	318,600	—	318,600	34,500	—	34,500

Total	$1,384,700	$719,700	$2,104,400	$1,247,100	$627,000	$1,874,100

By Industry:
Quarter Ended
Power generation	$4,900	$545,600	$550,500	$16,700	$138,000	$154,700
Oil refining	483,600	—	483,600	499,600	—	499,600
Pharmaceutical	17,700	—	17,700	21,900	—	21,900
Oil and gas	73,900	—	73,900	90,300	—	90,300
Chemical/petrochemical	74,900	—	74,900	128,000	—	128,000
Power plant operation and maintenance	3,800	30,400	34,200	—	26,800	26,800
Environmental	1,600	—	1,600	3,200	—	3,200
Other, net of eliminations	4,500	—	4,500	11,100	—	11,100

Total	$664,900	$576,000	$1,240,900	$770,800	$164,800	$935,600

Six Months Ended
Power generation	$8,200	$667,400	$675,600	$24,000	$575,800	$599,800
Oil refining	807,500	—	807,500	708,300	—	708,300
Pharmaceutical	25,600	—	25,600	31,900	—	31,900
Oil and gas	350,400	—	350,400	176,300	—	176,300
Chemical/petrochemical	162,500	—	162,500	281,000	—	281,000
Power plant operation and maintenance	9,000	52,300	61,300	—	51,200	51,200
Environmental	3,200	—	3,200	9,500	—	9,500
Other, net of eliminations	18,300	—	18,300	16,100	—	16,100

Total	$1,384,700	$719,700	$2,104,400	$1,247,100	$627,000	$1,874,100

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

     Backlog, Measured in Terms of Future Revenues

	As of June 30, 2011			As of December 31, 2010
	Global	Global		Global	Global
	E&C	Power		E&C	Power
	Group	Group	Total	Group	Group	Total

By Contract Type:
Lump-sum turnkey	$—	$322,200	$322,200	$—	$424,400	$424,400
Other fixed-price	712,500	920,200	1,632,700	779,800	555,800	1,335,600
Reimbursable	1,920,300	46,200	1,966,500	2,157,900	61,600	2,219,500

Total	$2,632,800	$1,288,600	$3,921,400	$2,937,700	$1,041,800	$3,979,500

By Project Location:
North America	$429,300	$181,000	$610,300	$620,900	$189,500	$810,400
South America	513,100	27,800	540,900	389,200	30,400	419,600
Europe	435,900	433,700	869,600	382,500	517,800	900,300
Asia	475,200	616,500	1,091,700	481,200	269,300	750,500
Middle East	225,400	24,500	249,900	266,900	34,800	301,700
Africa	128,700	5,100	133,800	174,400	—	174,400
Australasia and other*	425,200	—	425,200	622,600	—	622,600

Total	$2,632,800	$1,288,600	$3,921,400	$2,937,700	$1,041,800	$3,979,500

By Industry:
Power generation	$10,500	$1,177,600	$1,188,100	$15,100	$929,300	$944,400
Oil refining	1,779,300	—	1,779,300	1,726,200	—	1,726,200
Pharmaceutical	40,400	—	40,400	39,800	—	39,800
Oil and gas	571,000	—	571,000	793,800	—	793,800
Chemical/petrochemical	205,600	—	205,600	331,800	200	332,000
Power plant operations and maintenance	—	111,000	111,000	—	112,300	112,300
Environmental	6,100	—	6,100	8,500	—	8,500
Other, net of eliminations	19,900	—	19,900	22,500	—	22,500

Total	$2,632,800	$1,288,600	$3,921,400	$2,937,700	$1,041,800	$3,979,500

Backlog, measured in terms of Foster Wheeler Scope	$1,647,900	$1,278,700	$2,926,600	$1,611,300	$1,031,900	$2,643,200

E & C Man-hours in Backlog (in thousands)	12,400		12,400	12,700		12,700

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.
     The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in increases of $149,100 and $119,800, respectively, as of June 30, 2011 compared to December 31, 2010.
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

Application of Critical Accounting Estimates
     Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Management and the Audit Committee of our Board of Directors approve the critical accounting policies. A full discussion of our critical accounting policies and estimates is included in our 2010 Form 10-K. We did not have a significant change to the application of our critical accounting policies and estimates during the first six months of 2011.
Accounting Developments
     In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. (“ASU”) 2011-05, “Comprehensive Income.” ASU 2011-05 amends existing guidance in order to increase the prominence of items reported in other comprehensive income and eliminates the option to present components of other comprehensive income as part of the statement of changes in equity, the presentation format that we currently employ. Under ASU 2011-05, all non-owner changes in equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public companies, ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. Although we have not yet determined the manner of presentation that we will select, the adoption of this standard, beginning with our consolidated financial statements included in our quarterly report on Form 10-Q for the quarter ending March 31, 2012, will not have a material impact on our results of operation or financial position.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the first six months of 2011, there were no material changes in the market risks as described in our annual report on Form 10-K for the year ended December 31, 2010.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting in the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.
ITEM 1A. RISK FACTORS
Information regarding our risk factors appears in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2010, which we filed with the SEC on February 28, 2011. There have been no material changes in those risk factors.
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
     Under Swiss law, the cancellation of shares previously repurchased under our share repurchase program must be approved by our shareholders. Repurchased shares remain as treasury shares on our balance sheet until cancellation. We obtained specific shareholder approval for the cancellation of all treasury shares as of December 31, 2010 and amended our Articles of Association to reduce our share capital accordingly at our 2011 annual general meeting of shareholders on May 3, 2011. On July 20, 2011, the cancellation of shares was registered with the commercial register of the Canton of Zug in Switzerland. All shares acquired after December 31, 2010 will remain as treasury shares until shareholder approval for the cancellation is granted at a future general meeting of shareholders. Based on the aggregate share repurchases under our program through June 30, 2011, we are authorized to repurchase up to an additional $340,600 of our outstanding shares. The following table provides information with respect to purchases under our share repurchase program during the second quarter of 2011.

		Average	Total Number of Shares	Approximate Dollar Value
	Total Number	Price	Purchased as Part of	of Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Fiscal Month	Purchased(1)	Share	Plans or Programs	Plans or Programs

April 1, 2011 through April 30, 2011	312,200	$34.57	312,200
May 1, 2011 through May 31, 2011	2,755,284	34.16	2,755,284
June 1, 2011 through June 30, 2011	788,363	32.83	788,363

Total	3,855,847	$33.92	3,855,847 (2)	$340,600

(1)	During the second quarter of 2011, we repurchased an aggregate of 3,855,847 shares in open market transactions pursuant to our share repurchase program. We are authorized to repurchase up to an additional $340,600 of our outstanding shares. The repurchase program has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase program.

(2)	As of June 30, 2011, an aggregate of 27,126,980 shares were purchased for a total of $744,400 since the inception of the repurchase program announced on September 12, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibits

3.1	Articles of Association of Foster Wheeler AG. (Filed as Exhibit 3.1 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
3.2	Organizational Regulations of Foster Wheeler AG. (Filed as Exhibit 3.2 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
4.0	Foster Wheeler AG hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler AG and its consolidated subsidiaries to the Commission upon request.
10.1*	Employment agreement between Foster Wheeler Inc. and J. Kent Masters, dated July 21, 2011. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, dated July 19, 2011 and filed on July 25, 2011, and incorporated herein by reference.)
10.2*	Fourth Amendment to the Employment Agreement between Foster Wheeler Inc. and Umberto della Sala, dated July 20, 2011. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, dated July 19, 2011 and filed on July 25, 2011, and incorporated herein by reference.)
10.3*	Third Amendment to the Employment Agreement, dated as of April 12, 2011, between Foster Wheeler North America Corp. and Gary Nedelka.
23.1	Consent of Analysis, Research & Planning Corporation.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Umberto della Sala.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Umberto della Sala.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensation plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG (Registrant)
Date: August 4, 2011	/s/ Umberto della Sala
Umberto della Sala
Interim Chief Executive Officer, President and Chief Operating Officer

Date: August 4, 2011	/s/ Franco Baseotto
Franco Baseotto
Executive Vice President, Chief Financial Officer and Treasurer