Form 10-Q
period 2011-09-30
FOSTER WHEELER AG
filed 2011-11-03
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 116,924,823 registered shares (CHF 3.00 par value) were outstanding as of October 21, 2011.

FOSTER WHEELER AG
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Operating revenues	$1,131,856	$904,709	$3,351,986	$2,855,778
Cost of operating revenues	995,792	764,789	2,963,055	2,395,916

Contract profit	136,064	139,920	388,931	459,862

Selling, general and administrative expenses	75,087	73,622	229,330	213,442
Other income, net	(6,658)	(16,197)	(42,314)	(35,948)
Other deductions, net	8,939	7,394	21,777	27,131
Interest income	(5,562)	(2,835)	(13,265)	(7,924)
Interest expense	3,079	4,330	10,385	12,925
Net asbestos-related provision/(gain)	1,987	(1,665)	4,387	(68)

Income before income taxes	59,192	75,271	178,631	250,304
Provision for income taxes	16,502	18,693	42,829	55,712

Net income	42,690	56,578	135,802	194,592

Less: Net income attributable to noncontrolling interests	5,832	4,858	12,664	11,954

Net income attributable to Foster Wheeler AG	$36,858	$51,720	$123,138	$182,638

Earnings per share (see Note 1):
Basic	$0.31	$0.41	$1.01	$1.44

Diluted	$0.31	$0.41	$1.01	$1.44

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)
(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$961,739	$1,057,163
Short-term investments	2,699	—
Accounts and notes receivable, net:
Trade	445,539	577,400
Other	112,214	96,758
Contracts in process	167,268	165,389
Prepaid, deferred and refundable income taxes	57,979	59,977
Other current assets	43,014	37,813

Total current assets	1,790,452	1,994,500

Land, buildings and equipment, net	352,749	362,087
Restricted cash	48,090	27,502
Notes and accounts receivable — long-term	5,916	2,648
Investments in and advances to unconsolidated affiliates	206,989	217,071
Goodwill	89,268	88,917
Other intangible assets, net	61,250	66,070
Asbestos-related insurance recovery receivable	162,584	194,570
Other assets	109,293	84,078
Deferred tax assets	17,026	23,034

TOTAL ASSETS	$2,843,617	$3,060,477

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$12,599	$11,996
Accounts payable	203,151	239,071
Accrued expenses	198,110	240,894
Billings in excess of costs and estimated earnings on uncompleted contracts	670,624	684,090
Income taxes payable	34,741	34,623

Total current liabilities	1,119,225	1,210,674

Long-term debt	145,074	152,574
Deferred tax liabilities	47,622	42,179
Pension, postretirement and other employee benefits	130,873	166,362
Asbestos-related liability	280,340	307,619
Other long-term liabilities	165,034	160,785
Commitments and contingencies

TOTAL LIABILITIES	1,888,168	2,040,193

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	9,998	4,935

TOTAL TEMPORARY EQUITY	9,998	4,935

Equity:
Registered shares:
CHF 3.00 par value; authorized: 188,374,725 shares and 192,156,579 shares, respectively; conditionally authorized: 60,144,393 shares and 60,675,249 shares, respectively; issued: 125,166,768 shares and 128,948,622 shares, respectively; outstanding: 116,924,823 shares and 124,635,912 shares, respectively.	319,992	334,052
Paid-in capital	596,230	659,739
Retained earnings	660,726	537,588
Accumulated other comprehensive loss	(438,559)	(464,504)
Treasury shares (outstanding: 8,241,945 shares and 4,312,710 shares, respectively)	(240,155)	(99,182)

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	898,234	967,693

Noncontrolling interests	47,217	47,656

TOTAL EQUITY	945,451	1,015,349

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$2,843,617	$3,060,477

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands of dollars)
(unaudited)

				Accumulated		Total Foster
				Other		Wheeler AG
	Registered	Paid-in	Retained	Comprehensive	Treasury	Shareholders’	Noncontrolling	Total
	Shares	Capital	Earnings	Loss	Shares	Equity	Interests	Equity
Nine Months Ended September 30, 2010:
Balance at December 31, 2009	$329,402	$617,938	$322,181	$(438,004)	$—	$831,517	$38,970	$870,487
Net income			182,638			182,638	11,954	194,592
Other comprehensive income, net of tax:
Foreign currency translation				(18,694)		(18,694)	994	(17,700)
Cash flow hedges				(5,333)		(5,333)		(5,333)
Pension and other postretirement benefits				(1,910)		(1,910)	(6)	(1,916)

Comprehensive Income						156,701	12,942	169,643

Issuance of registered shares upon exercise of stock options	235	1,481				1,716		1,716
Issuance of registered shares upon vesting of restricted share units	4	(4)				—		—
Distributions to noncontrolling interests							(8,031)	(8,031)
Share-based compensation expense		7,531				7,531		7,531
Excess tax benefit related to share-based compensation		2				2		2
Repurchase of registered shares					(99,182)	(99,182)		(99,182)

Balance at September 30, 2010	$329,641	$626,948	$504,819	$(463,941)	$(99,182)	$898,285	$43,881	$942,166

Nine Months Ended September 30, 2011:
Balance at December 31, 2010	$334,052	$659,739	$537,588	$(464,504)	$(99,182)	$967,693	$47,656	$1,015,349
Net income			123,138			123,138	12,664	135,802
Other comprehensive income, net of tax:
Foreign currency translation				(10,834)		(10,834)	(2,800)	(13,634)
Cash flow hedges				(2,004)		(2,004)		(2,004)
Pension and other postretirement benefits				38,783		38,783	(3)	38,780

Comprehensive Income						149,083	9,861	158,944

Issuance of registered shares upon exercise of stock options	1,334	9,557				10,891		10,891
Issuance of registered shares upon vesting of restricted share units	381	(381)
Distributions to noncontrolling interests							(10,425)	(10,425)
Capital contribution from noncontrolling interests							125	125
Share-based compensation expense		10,716				10,716		10,716
Excess tax benefit related to share-based compensation		6				6		6
Repurchase of registered shares					(240,155)	(240,155)		(240,155)
Retirement of registered shares	(15,775)	(83,407)			99,182	—		—

Balance at September 30, 2011	$319,992	$596,230	$660,726	$(438,559)	$(240,155)	$898,234	$47,217	$945,451

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$135,802	$194,592
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	37,398	37,394
Gain on curtailment of defined benefit pension plans	—	(19,665)
Net asbestos-related provision	4,400	10,286
Share-based compensation expense	15,779	15,252
Excess tax benefit related to share-based compensation	(6)	(2)
Deferred income tax (benefit)/provision	(7,322)	16,526
(Gain)/loss on sale of assets	(934)	252
Net dividends/(equity in earnings) from investees	16,630	(10,998)
Other noncash items	—	34
Changes in assets and liabilities:
Decrease in receivables	108,849	12,662
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	(6,368)	53,994
Decrease in accounts payable and accrued expenses	(67,311)	(102,335)
Net change in other assets and liabilities	(23,601)	(40,425)

Net cash provided by operating activities	213,316	167,567

CASH FLOWS FROM INVESTING ACTIVITIES
Payments related to acquisition of businesses, net of cash acquired	—	(1,971)
Change in restricted cash	(21,407)	847
Capital expenditures	(22,885)	(14,826)
Proceeds from sale of assets	1,773	187
Return of investment from unconsolidated affiliates	2	3,232
Purchase of short-term investments	(2,861)	(240)

Net cash used in investing activities	(45,378)	(12,771)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	(240,155)	(99,182)
Distributions to noncontrolling interests	(10,425)	(8,031)
Proceeds from capital contribution from noncontrolling interests	125	—
Proceeds from stock options exercised	11,910	2,681
Excess tax benefit related to share-based compensation	6	2
Proceeds from issuance of short-term debt	—	2,197
Repayment of debt and capital lease obligations	(8,000)	(10,222)

Net cash used in financing activities	(246,539)	(112,555)

Effect of exchange rate changes on cash and cash equivalents	(16,823)	754

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(95,424)	42,995
Cash and cash equivalents at beginning of year	1,057,163	997,158

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$961,739	$1,040,153

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
     Principles of Consolidation — The consolidated financial statements include the accounts of Foster Wheeler AG and all significant U.S. and non-U.S. subsidiaries, as well as certain entities in which we have a controlling interest. Intercompany transactions and balances have been eliminated.
     Comprehensive income/(loss) is comprised of net income, as well as adjustments for foreign currency translation, derivative instruments designated as cash flow hedges and pension and other postretirement benefits. Comprehensive income/(loss) for Foster Wheeler AG, noncontrolling interests and total equity were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Comprehensive Income/(Loss):
Foster Wheeler AG	$(3,916)	$104,504	$149,083	$156,701
Noncontrolling interests	2,582	5,919	9,861	12,942

Total	$(1,334)	$110,423	$158,944	$169,643

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Number of separate projects	11	14	26	35
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions	$9,500	$11,800	$23,300	$44,600
     The changes in final estimated contract profit revisions during the nine months ended September 30, 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling $7,800, which included final estimated profit reductions in our Global Engineering and Construction Group (“Global E&C Group”) and our Global Power Group of $3,200 and $4,600, respectively. The corrections were recorded in the first quarter and are included in the current nine month period as they were not material to previously issued financial statements, nor are they expected to be material to the full year 2011 financial statements.
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

     Our consolidated financial statements included the following regarding commercial claims:

	September 30, 2011	December 31, 2010
Assumed recovery of commercial claims	$10,500	$7,300
Claims yet to be incurred	$—	$—
     In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. Deferred pre-contract costs were inconsequential as of September 30, 2011 and December 31, 2010.
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
     Trade Accounts Receivable — Trade accounts receivable represent amounts billed to customers. In accordance with terms under our long-term contracts, our customers may withhold certain percentages of such billings until completion and acceptance of the work performed, which we refer to as retention receivables. Final payment of retention receivables might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, are included in current assets on the consolidated balance sheet. We have not recorded a provision for the outstanding retention receivable balances as of September 30, 2011 and December 31, 2010.
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
     As of September 30, 2011 and December 31, 2010, we participated in certain entities determined to be VIEs, including a gas-fired cogeneration facility in Martinez, California and a refinery/electric power generation project in Chile. We consolidate the operations of the Martinez project while we record our participation in the Chile based project on the equity method of accounting. Additionally, as of December 31, 2010 our waste-to-energy facility in Camden, New Jersey was determined to be a VIE due to the operating agreement in place at that time with the project sponsor. The operating agreement terminated as of the end of the second quarter of 2011, therefore the Camden project is no longer considered a VIE as of September 30, 2011. We consolidated the operations of the Camden project, as of December 31, 2010, because we were the primary beneficiary. Although the Camden project is no longer considered a VIE, we continued to consolidate the project as of September 30, 2011 because we own a 100% interest in the project.
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
     Under Swiss law, the cancellation of shares previously repurchased under our share repurchase program must be approved by our shareholders. Repurchased shares remain as treasury shares on our balance sheet until cancellation. Based on the aggregate share repurchases under our program through September 30, 2011, we are authorized to repurchase up to an additional $260,601 of our outstanding shares.
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
     The computations of basic and diluted earnings per share were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Basic earnings per share:
Net income attributable to Foster Wheeler AG	$36,858	$51,720	$123,138	$182,638
Weighted-average number of shares outstanding for basic earnings per share	118,611,912	125,459,735	121,852,185	126,810,748

Basic earnings per share	$0.31	$0.41	$1.01	$1.44

Diluted earnings per share:
Net income attributable to Foster Wheeler AG	$36,858	$51,720	$123,138	$182,638
Weighted-average number of shares outstanding for basic earnings per share	118,611,912	125,459,735	121,852,185	126,810,748
Effect of dilutive securities:
Options to purchase shares	61,399	60,199	250,526	148,650
Non-vested portion of restricted share units	128,170	191,298	286,923	203,651

Weighted-average number of shares outstanding for diluted earnings per share	118,801,481	125,711,232	122,389,634	127,163,049

Diluted earnings per share	$0.31	$0.41	$1.01	$1.44

     The following table summarizes options not included in the calculation of diluted earnings per share as the exercise price of those options was greater than the average share price for the period, which would result in an antidilutive effect on diluted earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options not included in the computation of diluted earnings per share	1,627,086	3,049,055	1,423,399	2,855,367

     Recent Accounting Developments — In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2011-05, “Comprehensive Income.” ASU 2011-05 amends existing guidance in order to increase the prominence of items reported in other comprehensive income and eliminates the option to present components of other comprehensive income as part of the statement of changes in equity, the presentation format that we currently employ. Under ASU 2011-05, all non-owner changes in equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public companies, ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. Although we have not yet determined the manner of presentation that we will select, the adoption of this standard, beginning with our consolidated financial statements included in our quarterly report on Form 10-Q for the quarter ending March 31, 2012, will not have a material impact on our results of operation or financial position.

     In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 amends existing guidance in order to simplify how entities test goodwill for impairment. Previous guidance required an entity to test goodwill for impairment, at least annually, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then a second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amended guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. ASU 2011-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011 and early adoption is permitted. We test goodwill for impairment during our fourth quarter each year and plan to adopt this standard beginning with our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011. We expect that the adoption will not have a material impact on our results of operation or financial position.
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
     On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our unconsolidated affiliate’s facility in Chile. As a result of the damage, the project’s facility suspended normal operating activities on that date. Subsequent to that date, our unconsolidated affiliate filed a claim with its insurance carrier. A preliminary assessment of the extent of the damage was completed and an estimate of the required cost of repairs was developed. Based on the assessment and cost estimate, as well as correspondence received from the insurance carrier, we expect the property damage insurance recovery to be sufficient to cover the costs of repairing the facility. The insurance carrier also provided a preliminary assessment of the business interruption insurance recovery due to our unconsolidated affiliate, and advanced insurance proceeds against this assessment. Based on this assessment, we expect the business interruption insurance recovery to substantially compensate our unconsolidated affiliate for the loss of profits while the facility suspended normal operating activities. Our unconsolidated affiliate’s receivable related to the remaining balance under their property damage and business interruption insurance recovery assessment was approximately $66,900 as of September 30, 2011, which is included in current assets in the table below. The facility began operating at less than normal utilization during the second quarter of 2011 and achieved normal operating activities in the third quarter of 2011.
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

     We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for these entities (each as a whole) based on where the projects are located:

	September 30, 2011		December 31, 2010
	Italy	Chile	Italy	Chile
Balance Sheet Data:
Current assets	$202,070	$120,487	$396,512	$70,381
Other assets (primarily buildings and equipment)	387,948	110,568	395,264	117,779
Current liabilities	98,616	55,264	202,658	43,909
Other liabilities (primarily long-term debt)	263,975	45,105	275,466	50,132
Net assets	227,427	130,686	313,652	94,119

	Quarter Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Italy	Chile	Italy	Chile	Italy	Chile	Italy	Chile
Income Statement Data:
Total revenues	$38,516	$13,121	$76,839	$14,918	$121,240	$61,450	$275,112	$32,222
Gross profit	10,230	2,008	14,340	(1,257)	41,955	19,863	54,919	2,032
Income before income taxes	7,309	13,550	11,138	16,183	33,232	48,015	42,210	20,577
Net earnings	4,041	10,840	6,579	13,432	19,994	36,567	24,528	17,079
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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Equity in earnings of investees	$4,467	$14,254	$32,546	$24,836
Distributions from equity affiliates	$4,249	$3,053	$47,659	$17,251

	September 30, 2011	December 31, 2010
Total investment in equity affiliates	$190,599	$200,668
     Our equity earnings from our project in Chile were $2,585 and $11,195 in the third quarter of 2011 and 2010, respectively. The decrease in equity earnings in the third quarter of 2011, compared to the same period in 2010, included the unfavorable impact of the inclusion of the benefit in the third quarter of 2010 for the project’s initial recognition of its recovery for lost profits under its business interruption insurance policy, which covered the period from the February 2010 earthquake through the third quarter of 2010, when substantially all contingencies related to the insurance claim had been resolved.
     Our equity earnings from our project in Chile were $24,058 and $14,026 in the first nine months of 2011 and 2010, respectively. The increase in equity earnings in the nine months ended September 30, 2011, compared to the same period in 2010, was primarily driven by the project’s higher marginal rates in 2011 for electrical power generation.
     Equity earnings in the quarter and nine month periods ended September 30, 2011 and 2010 included our equity interest in the after tax estimated recovery under our project in Chile’s business interruption insurance policy which covers the period from the date of the earthquake through the period when the facility resumed normal operating activities.

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
     During the second quarter of 2011, as part of our review of the economic viability of the CEF project, we and our partner in CEF concluded we would continue to operate the plant at least through the third quarter of 2011 and then re-evaluate the economic viability of the plant or potential disposal options. As a result, an additional impairment charge was recorded to bring the carrying value of our investment to fair value as of June 30, 2011.
     During the third quarter 2011, we and our partner concluded that we will operate the plant through 2012 while continuing to consider the long-term economic viability of the plant or potential disposal options.
     Our equity earnings from our CET and CEF investments during the third quarter were inconsequential. Our equity earnings from our CET and CEF investments totaled $213 during the nine months ended September 30, 2011, which included the impairment charge for CEF. Our equity earnings from our CET and CEF investments during the quarter and nine months ended September 30, 2010 totaled $611 and $3,378, respectively.
     We have guaranteed certain performance obligations of the project in Chile. We do not expect that the earthquake will require us to contribute to this project under our guarantee of the project’s performance obligations.
     We have a contingent obligation, which is measured annually based on the operating results of the project in Chile for the preceding year and is shared equally with our minority interest partner. We did not have a current payment obligation under this guarantee as of September 30, 2011 and December 31, 2010.
     In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the project in Chile does not generate sufficient cash flows to make such payments. We are required to maintain the debt service reserve letter of credit during the term of the project in Chile’s debt, which matures in 2014. As of September 30, 2011, no amounts have been drawn under this letter of credit and, based on our current assessment following the earthquake in Chile as described above, we do not anticipate any amounts being drawn under this letter of credit.
     We also have a wholly-owned subsidiary that provides operations and maintenance services to the Chile based project, which included assessing the damage caused by the earthquake and the related repair while the facility suspended normal operating activities. We record the fees for operations and maintenance services in operating revenues on our consolidated statement of operations and the corresponding receivable in trade accounts and notes receivable on our consolidated balance sheet.

     Our consolidated financial statements include the following balances related to our project in Chile:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fees for operations and maintenance services (included in operating revenues)	$2,671	$2,461	$7,991	$7,381

	September 30, 2011	December 31, 2010
Receivable from our unconsolidated affiliate in Chile (included in trade receivables)	$6,727	$632
     We also have guaranteed the performance obligations of our wholly-owned subsidiary under the project in Chile’s operations and maintenance agreement. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have ever been paid under the guarantee.
Other Investments
     We are the majority equity partner and general partner of a gas-fired cogeneration project in Martinez, California, which we have determined to be a VIE as of September 30, 2011 and December 31, 2010. We own 100% of the equity in a waste-to-energy project in Camden, New Jersey, which we determined to be a VIE as of December 31, 2010 due to the operating agreement in place at that time with a project sponsor. The operating agreement terminated as of the end of the second quarter of 2011, therefore the Camden project is no longer considered a VIE as of September 30, 2011.
     We were the primary beneficiary of each project while they were VIEs, since we had the power to direct the activities that most significantly impact each VIE’s performance. These activities include the operations and maintenance of the facilities. Accordingly, as primary beneficiaries of a VIE, we consolidate these entities. We also consolidate the Camden project as of September 30, 2011, even though it is no longer a VIE, since we own a 100% interest in the project. The aggregate net assets of these entities during the periods that they were determined to be VIEs are presented below.

	September 30, 2011	December 31, 2010
Balance Sheet Data (excluding intercompany balances):
Current assets	$16,616	$15,915
Other assets (primarily buildings and equipment)	40,610	102,457
Current liabilities	5,606	11,177
Other liabilities	4,535	1,791
Net assets	47,085	105,404
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

	Global E&C Group		Global Power Group
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
U.S.	$39,357	$39,357	$—	$—
Asia	961	1,053	—	—
Europe	—	—	48,950	48,507

Total	$40,318	$40,410	$48,950	$48,507

     During the nine months ended September 30, 2010, we made a contractual payment of $1,971 related to a prior acquisition of a business in our Global E&C Group’s U.S. operations.

     The following table sets forth amounts relating to our identifiable intangible assets:

	September 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents	$41,325	$(29,979)	$11,346	$41,237	$(28,476)	$12,761
Trademarks	63,899	(29,253)	34,646	63,774	(27,764)	36,010
Customer relationships, pipeline and backlog	22,305	(7,047)	15,258	22,329	(5,030)	17,299

Total	$127,529	$(66,279)	$61,250	$127,340	$(61,270)	$66,070

     As of September 30, 2011, the net carrying amounts of our identifiable intangible assets were $45,946 for our Global Power Group and $15,304 for our Global E&C Group. Amortization expense related to identifiable intangible assets is recorded within cost of operating revenues on the consolidated statement of operations. The following table details amounts relating to amortization expense by period:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amortization expense	$1,645	$1,561	$4,942	$4,898

	For the Year
	2011	2012	2013	2014	2015
Approximate full year amortization expense	$6,600	$6,100	$5,700	$5,700	$5,700
5. Borrowings
     The following table shows the components of our long-term debt:

	September 30, 2011			December 31, 2010
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$2,405	$57,374	$59,779	$2,574	$59,024	$61,598
Special-Purpose Limited Recourse Project Debt:
FW Power S.r.l.	8,282	77,109	85,391	7,403	81,047	88,450
Energia Holdings, LLC at 11.443% interest, due April 15, 2015	1,912	9,308	11,220	2,019	11,220	13,239
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2024	—	1,283	1,283	—	1,283	1,283

Total	$12,599	$145,074	$157,673	$11,996	$152,574	$164,570

Estimated fair value			$176,049			$182,602

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
     We had approximately $306,800 and $310,100 of letters of credit outstanding under our U.S. senior secured credit agreement in effect as of September 30, 2011 and December 31, 2010, respectively. The letter of credit fees under the U.S. senior secured credit agreement outstanding as of September 30, 2011 and December 31, 2010 ranged from 1.00% to 2.00% of the outstanding amount, excluding fronting fees. There were no funded borrowings outstanding under the agreement as of September 30, 2011 and December 31, 2010.
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
     Effective March 31, 2010, we closed the U.K. pension plan for future defined benefit accrual. As a result of the U.K. plan closure, we recognized a curtailment gain in our consolidated statement of operations in the nine months ended September 30, 2010 of approximately £13,300 (approximately $20,100 at the exchange rate in effect at the time of the pension plan closure).
     As a result of a recent change in the U.K. governmental standard, our U.K. pension plan adopted the use of the U.K. consumer prices index as a basis for inflationary increases in the calculation of the funded status of our U.K. pension plan. The U.K. retail prices index was the former U.K. governmental standard that was used by our U.K. pension plan. We have accounted for this change as a plan amendment as of May 31, 2011 and recognized a prior service credit in comprehensive income during the nine months ended September 30, 2011 of approximately £29,600 (approximately $48,100 at the exchange rate in effect during the period).

     Based on the minimum statutory funding requirements for 2011, we are not required to make any mandatory contributions to our U.S. pension plans. The following table provides details on 2011 mandatory contribution activity for our non-U.S. pension plans:

Contributions in the nine months ended September 30, 2011	$14,100
Remaining contributions expected for the year 2011	6,800

Contributions expected for the year 2011	$20,900

     We did not make any discretionary contributions during the first nine months of 2011; however, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during 2011.
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
     The components of net periodic benefit cost/(credit) for our defined benefit pension plans and other postretirement benefit plans were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefit Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Net periodic benefit cost/(credit):
Service cost	$276	$333	$978	$2,538	$23	$27	$70	$82
Interest cost	14,287	15,268	45,212	45,662	824	913	2,471	2,739
Expected return on plan assets	(17,167)	(15,520)	(53,138)	(46,088)	—	—	—	—
Amortization of net actuarial loss	3,522	3,542	10,477	12,806	35	7	106	36
Amortization of prior service (credit)/cost	(539)	8	(521)	(408)	(891)	(1,002)	(2,673)	(2,987)
Amortization of transition obligation/(asset)	12	(13)	35	35	—	8	—	—
(Curtailment gain)/settlement charges*	—	—	—	(19,665)	—	—	—	—

Net periodic benefit cost/(credit)	$391	$3,618	$3,043	$(5,120)	$(9)	$(47)	$(26)	$(130)

Changes recognized in other comprehensive income:
Net actuarial loss	$—	$675	$3,597	$21,805	$—	$—	$—	$—
Prior service credit	—	—	(48,056)	(9,054)	—	—	—	—
Amortization of net actuarial loss	(3,522)	(3,542)	(10,477)	(12,806)	(35)	(7)	(106)	(36)
Amortization of prior service credit/(cost)	539	(8)	521	408	891	1,002	2,673	2,987
Amortization of transition (obligation)/asset	(12)	13	(35)	(35)	—	(8)	—	—

Total recognized in other comprehensive income — before tax	$(2,995)	$(2,862)	$(54,450)	$318	$856	$987	$2,567	$2,951

*	During the nine months ended September 30, 2010, a curtailment gain resulted from the closure of the U.K. pension plan for future benefit accrual. During the nine months ended September 30, 2010, a charge was incurred related to the settlement of pension obligations with former employees of the Canada pension plan.
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

	Maximum	Carrying Amount of Liability
	Potential Payment	September 30, 2011	December 31, 2010
Environmental indemnifications	No limit	$8,000	$8,400
Tax indemnifications	No limit	$—	$—

     We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Nine Months Ended September 30,
	2011	2010
Warranty Liability:
Balance at beginning of year	$100,300	$110,800
Accruals	21,700	18,900
Settlements	(13,100)	(10,100)
Adjustments to provisions, including foreign currency translation	(11,300)	(18,200)

Balance at end of period	$97,600	$101,400

     We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $1,114,900 and $1,010,600 as of September 30, 2011 and December 31, 2010, respectively, primarily for guarantees of our performance on projects currently in execution or under warranty. These amounts include the standby letters of credit issued under the U.S. senior secured credit agreement discussed in Note 5 and from other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.
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

	Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2011	2010	Location	2011	2010
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$—	$—	Other long-term liabilities	$9,194	$6,903
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	1,463	2,112	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	7,706	2,978

Foreign currency forward contracts	Other accounts receivable	—	367	Accounts payable	215	38

Total derivatives		$1,463	$2,479		$17,115	$9,919

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
     The notional amount of foreign currency forward contracts provides one measure of the transaction volume outstanding as of the balance sheet date. As of September 30, 2011, we had a total gross notional amount of $206,900 related to foreign currency forward contracts. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contracts mature between years 2011 and 2013.
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

	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Recognized	Quarter Ended September 30,		Nine Months Ended September 30,
Hedging Instruments	in Income on Derivative	2011	2010	2011	2010
Foreign currency forward contracts	Cost of operating revenues	$(4,864)	$3,526	$(4,139)	$1,519
Foreign currency forward contracts	Other deductions, net	(549)	497	(533)	122

Total		$(5,413)	$4,023	$(4,672)	$1,641

     The mark-to-market adjustments on foreign currency forward exchange contracts for these unrealized gains or losses are primarily recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.
     During the nine months ended September 30, 2011 and 2010, we included net cash inflows/(outflows) on the settlement of derivatives of $1,461 and $ (5,839), respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities in the consolidated statement of cash flows.
     Interest Rate Risk
     We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps was $71,800 as of September 30, 2011.
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
     The impact from interest rate swap contracts in cash flow hedging relationships was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Loss recognized in Other comprehensive income	$(4,108)	$(1,983)	$(4,004)	$(6,286)
Loss/(gain) reclassified from Accumulated other comprehensive loss	501	(387)	1,756	2,111
9. Share-Based Compensation Plans
     Our share-based compensation plans include both restricted share units and stock option awards. The following table summarizes our share-based compensation expense and related income tax benefit:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Share-based compensation	$5,675	$5,678	$15,779	$15,252
Related income tax benefit	113	88	301	257

       As of September 30, 2011, we had $10,486 and $13,609 of total unrecognized compensation cost related to stock options and restricted share units, respectively. Those amounts are expected to be recognized as expense over a weighted-average period of approximately two years.
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
       Certain of our executives have been awarded performance-based restricted stock units. Under these awards, the number of restricted stock units that ultimately vest depend on our share price performance against specified performance goals, which are defined in our performance-based award agreement. We estimate the grant date fair value of the performance-based restricted share unit award using a Monte Carlo valuation model. We then recognize the fair value of each restricted share unit award as compensation cost ratably using the straight-line attribution method over the service period (generally the vesting period). During the quarter and nine months ended September 30, 2011, performance-based restricted share units granted totaled 23,305 and 116,276, respectively, which were granted at weighted-average estimated grant date fair values per unit of $12.04 and $22.46, respectively.
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
       A reconciliation of temporary equity for the nine months ended September 30, 2011 and 2010 were as follows:

	September 30, 2011	September 30, 2010
Balance at beginning of year	$4,935	$2,570
Compensation cost during the period for those equity awards with intrinsic value on the grant date	8,415	7,771
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(3,352)	(50)

Balance at end of period	$9,998	$10,291

       Our articles of association provide for conditional capital of 63,207,957 registered shares for the issuance of shares under our share-based compensation plans and other convertible or exercisable securities we may issue in the future. Conditional capital decreases upon issuance of shares in connection with the exercise of outstanding stock options or vesting of restricted share units, with an offsetting increase to our issued share capital. As of September 30, 2011, our remaining available conditional capital was 60,144,393 shares.

10. Income Taxes
       The tax provision for each year-to-date period is calculated by multiplying pretax income by the estimated annual effective tax rate for such period. Our effective tax rate can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of income taxed in various non-U.S. jurisdictions with rates different from the U.S. statutory rate, as a result of our inability to recognize a tax benefit for losses generated by certain unprofitable operations and as a result of the varying mix of income earned in the jurisdictions in which we operate. Deferred tax assets and liabilities are established for tax attributes (credits or loss carryforwards) and temporary differences between the book and tax basis of assets and liabilities. Within each jurisdiction and taxpaying component, current deferred tax assets and liabilities and noncurrent deferred tax assets and liabilities are combined and presented as a net amount. Deferred tax assets are reduced by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of loss carryforwards (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pretax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate. Conversely, in periods when operating units subject to a valuation allowance generate pretax losses, the corresponding increase in the valuation allowance has an unfavorable impact on our effective tax rate. We have decreased our December 31, 2010 deferred tax assets (current and non-current) and noncurrent deferred tax liabilities in equal amounts in order to reflect the net presentation of deferred tax assets and liabilities by jurisdiction consistent with our September 30, 2011 presentation.
       Effective Tax Rate for 2011
       Our effective tax rate for the first nine months of 2011 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which is expected to contribute to an approximate 14-percentage point reduction in the effective tax rate for the full year 2011.
•	A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily the United States), which is expected to contribute to an approximate five-percentage point increase in the effective tax rate for the full year 2011.
       Effective Tax Rate for 2010
       Our effective tax rate for the first nine months of 2010 was lower than the U.S. statutory rate of 35% due principally to the impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 17-percentage point reduction in the effective tax rate.
•	A valuation allowance increase because we were unable to recognize a tax benefit for year-to-date losses subject to valuation allowance in certain jurisdictions (primarily the United States), which contributed to an approximate three-percentage point increase in the effective tax rate.
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
Operating Revenues
     We conduct our business on a global basis. Operating revenues by industry and business segment were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues (Third-Party) by Industry:
Power generation	$226,113	$131,057	$690,296	$432,019
Oil refining	356,831	329,335	1,103,825	1,037,033
Pharmaceutical	13,062	13,441	39,536	37,932
Oil and gas	369,438	252,290	977,540	851,486
Chemical/petrochemical	112,204	124,611	396,590	375,381
Power plant operation and maintenance	36,474	43,564	99,038	94,743
Environmental	2,378	2,299	7,914	8,900
Other, net of eliminations	15,356	8,112	37,247	18,284

Total	$1,131,856	$904,709	$3,351,986	$2,855,778

Operating Revenues (Third-Party) by Business Segment:
Global E&C Group	$882,063	$749,249	$2,597,886	$2,371,394
Global Power Group	249,793	155,460	754,100	484,384

Total	$1,131,856	$904,709	$3,351,986	$2,855,778

EBITDA
     EBITDA is the primary measure of operating performance used by our chief operating decision maker. We define EBITDA as net income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization.
     A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
EBITDA:
Global E&C Group	$58,615	$69,339	$155,125	$254,732
Global Power Group	35,312	40,430	129,511	96,709
C&F Group *	(25,267)	(22,619)	(70,886)	(62,772)

Total	68,660	87,150	213,750	288,669

Add: Net income attributable to noncontrolling interests	5,832	4,858	12,664	11,954
Less: Interest expense	3,079	4,330	10,385	12,925
Less: Depreciation and amortization	12,221	12,407	37,398	37,394

Income before income taxes	59,192	75,271	178,631	250,304
Less: Provision for income taxes	16,502	18,693	42,829	55,712

Net income	42,690	56,578	135,802	194,592
Less: Net income attributable to noncontrolling interests	5,832	4,858	12,664	11,954

Net income attributable to Foster Wheeler AG	$36,858	$51,720	$123,138	$182,638

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.
EBITDA in the above table includes the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group(2)	$8,300	$8,400	$10,800	$27,900
Global Power Group(2)	1,200	3,400	12,500	16,700

Total(2)	9,500	11,800	23,300	44,600

Net asbestos-related provision/(gain) in our C&F Group(3)	2,000	(1,700)	4,400	(100)
Curtailment gain on the closure of the U.K. pension plan for future defined benefit accrual in our Global E&C Group	—	—	—	20,100
Settlement fee received, net of charges incurred, due to a decision not to proceed with a prospective power project under development in Italy within our Global E&C Group	—	10,900	—	9,800

(1)	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.

(2)	The changes in final estimated contract profit revisions during the nine months ended September 30, 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of $3,200 and $4,600, respectively. The corrections were recorded in the first quarter of 2011 and are included in the nine months ended September 30, 2011 as they were not material to previously issued financial statements, nor are they expected to be material to the full year 2011 financial statements.

(3)	Please refer to Note 12 for further information regarding the revaluation of our asbestos liability and related asset.

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
     United States
     A summary of our U.S. claim activity is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Number of Claims by period:
Open claims at beginning of period	123,990	122,490	124,420	125,100
New claims	1,360	2,840	3,740	5,050
Claims resolved	(810)	(970)	(3,620)	(5,790)

Open claims at end of period	124,540	124,360	124,540	124,360

     We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through the third quarter of 2026. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

	September 30, 2011	December 31, 2010
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$55,916	$54,449
Asbestos-related insurance recovery receivable	133,697	165,452

Total asbestos-related assets	$189,613	$219,901

Asbestos-related liabilities recorded within:
Accrued expenses	$43,300	$59,000
Asbestos-related liability	251,453	278,500

Total asbestos-related liabilities	$294,753	$337,500

Liability balance by claim category:
Open claims	$58,224	$78,460
Future unasserted claims	236,529	259,040

Total asbestos-related liabilities	$294,753	$337,500

     Since 2004, we have worked with Analysis, Research & Planning Corporation, or ARPC, nationally recognized consultants in the United States with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at each year-end for the next 15 years. Since that time, we have recorded our estimated asbestos liability at a level consistent with ARPC’s reasonable best estimate. Our estimated asbestos liability decreased during the first nine months of 2011 as a result of indemnity and defense cost payments totaling approximately $48,700, partially offset by an increase of $6,000 related to the accrual of our rolling 15-year asbestos-related liability estimate. The total asbestos-related liabilities are comprised of our estimates for our liability relating to open (outstanding) claims being valued and our liability for future unasserted claims through the third quarter of 2026.

     Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type — mesothelioma, lung cancer and non-malignancies — and the breakdown of known and future claims into disease type — mesothelioma, lung cancer or non-malignancies. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through the third quarter of 2026, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after the third quarter of 2026, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after the third quarter of 2026.
     Through September 30, 2011, total cumulative indemnity costs paid were approximately $758,600 and total cumulative defense costs paid were approximately $360,100. Historically, defense costs have represented approximately 32% of total defense and indemnity costs. The overall historic average combined indemnity and defense cost per resolved claim through September 30, 2011 has been approximately $3.1. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.
     Over the last several years, certain of our subsidiaries have entered into settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. During the first nine months of 2011 and 2010, our subsidiaries reached agreements with their insurers to settle their disputed asbestos-related insurance coverage. As a result of these settlements, we increased our asbestos-related insurance asset and recorded settlement gains. Please see the table below for a breakout of the gains by period.
     Asbestos-related assets under executed settlement agreements with insurers due in the next 12 months are recorded within accounts and notes receivable-other and amounts due beyond 12 months are recorded within asbestos-related insurance recovery receivable. Asbestos-related insurance recovery receivable also includes our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through the third quarter of 2026. Our asbestos-related assets have not been discounted for the time value of money.
     Our insurance recoveries may be limited by insolvencies among our insurers. We have not assumed recovery in the estimate of our asbestos insurance asset from any of our currently insolvent insurers. We have considered the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. As of September 30, 2011 and December 31, 2010, we have not recorded an allowance for uncollectible balances against our asbestos-related insurance assets. We write off receivables from insurers that have become insolvent; there have been no such write-offs during the nine months ended September 30, 2011 and 2010. Other insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. Failure to realize the expected insurance recoveries, or delays in receiving material amounts from our insurers, could have a material adverse effect on our financial condition and our cash flows.
     The following table summarizes our net asbestos-related provision/(gain):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Provision for revaluation	$1,987	$5,319	$5,987	$13,908
Gain on the settlement of coverage litigation	—	(6,984)	(1,600)	(13,976)

Net asbestos-related provision/(gain)	$1,987	$(1,665)	$4,387	$(68)

     Our net asbestos-related provision/(gain) is the result of our revaluation of our asbestos liability and related asset resulting from adjustments for actual settlement experience different from our estimates and the accrual of our rolling 15-year asbestos liability estimate, partially offset by gains on the settlement of coverage litigation with asbestos insurance carriers.

     The following table summarizes our approximate asbestos-related payments and insurance proceeds:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Asbestos litigation, defense and case resolution payments	$12,100	$15,300	$48,700	$49,300
Insurance proceeds	(15,800)	(22,000)	(31,900)	(49,400)

Net asbestos-related payments/(proceeds)	$(3,700)	$(6,700)	$16,800	$(100)

     We expect full year 2011 net cash outflows of $6,100 as a result of asbestos liability indemnity and defense payments in excess of insurance settlement proceeds. This estimate assumes no additional settlements with insurance companies and no elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.
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
     United Kingdom
     Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 989 claims have been brought against our U.K. subsidiaries of which 296 remained open as of September 30, 2011. None of the settled claims has resulted in material costs to us.
     The following table summarizes our asbestos-related liabilities and assets for our U.K. subsidiaries based on open (outstanding) claims and our estimate for future unasserted claims through the third quarter of 2026:

	September 30, 2011	December 31, 2010
Asbestos-related assets:
Accounts and notes receivable-other	$1,935	$1,927
Asbestos-related insurance recovery receivable	28,887	29,119

Total asbestos-related assets	$30,822	$31,046

Asbestos-related liabilities:
Accrued expenses	$1,935	$1,927
Asbestos-related liability	28,887	29,119

Total asbestos-related liabilities	$30,822	$31,046

Liability balance by claim category:
Open claims	$5,310	$5,782
Future unasserted claims	25,512	25,264

Total asbestos-related liabilities	$30,822	$31,046

     The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability and related asset recorded in the U.K. would be approximately $52,900.

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
     Between 2006 and the end of 2008, we recorded charges totaling $61,700 in relation to this project. The implementation of the final phase of the technical solutions was completed in the third quarter of 2011.
     Power Plant Arbitration — North America
     In January 2010, we commenced arbitration against our client in connection with a power plant project in Louisiana seeking, among other relief, a declaration as to our rights under our purchase order with respect to $17,800 in retention monies and an $82,000 letter of credit held by the client. The purchase order was for the supply of two boilers and ancillary equipment for the project. The project was substantially completed and released for commercial operation in February 2010. Our client is the project’s engineering, procurement and construction contractor. Under the terms of the purchase order, significant reductions to the retention and letter of credit monies are to occur upon the project’s achievement of substantial completion, which has been delayed due to failures on our client’s part to properly manage and execute the project. The client has taken the position that we are responsible for the project’s delays and, subsequent to service of our arbitration demand, has served its own arbitration demand, seeking to assess us with all associated late substantial completion liquidated damages under our purchase order, together with liquidated damages for alleged late material and equipment deliveries, and back charges for corrective work and other damages arising out of allegedly defective materials and equipment delivered by us. The client contends it is owed in excess of $47,500 under our purchase order as a result of our alleged failures. There is a risk that the client will attempt to call all or part of the letter of credit during the pendency of the proceeding. We are of the opinion that any such call would be wrongful and entitle us to seek return of the funds and any other damages arising out of the call. Our client commenced a separate arbitration against the power plant owner, seeking monetary damages and delay liquidated damage assessment refunds for schedule and productivity impacts due to force majeure events and other power plant owner-caused delays. The power plant owner counterclaimed seeking monetary damages for deficient plant performance including the alleged inability of the boilers to sustain reliable operation. In August 2011, an award in favor of our client was rendered in the arbitration between our client and the owner. The owner’s claims for liquidated damages for failure to meet final acceptance performance guarantees, however, were excluded from the decision as premature and preserved for future determination in the event the guarantees are not satisfied by our client. Included in the claim amount, our client has asserted a claim for damages against us for time-related costs and extra work due to alleged boiler performance problems. Our client has also taken the position in our arbitration that we have not met our required performance guarantees and has reserved its right to seek liquidated damages from us under our purchase order for our alleged failure to do so. Our position is that the boiler performance problems have been due to our client’s failure to provide fuel within the specification required under our purchase order, that our client has waived any claims for failure to achieve our performance guarantees by virtue of its failure to conduct the required testing and provide fuel within the specification, and that, in any event, we have met our guarantees based upon the data collected during the limited testing that has been performed by our client. The arbitration hearing has commenced and is scheduled to run through early next year. We cannot predict the ultimate outcome of this dispute at this time.
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
     In the fall of 2004, FWEC sampled the private domestic water supply wells of certain residences in Mountain Top and identified approximately 30 residences whose wells contained TCE at levels in excess of Safe Drinking Water Act standards. The subject residences are located approximately one mile to the southwest of where the TCE previously was discovered in the soils at the former FWEC facility. Since that time, FWEC, USEPA and PADEP have cooperated in responding to the foregoing. Although FWEC believed the evidence available was not sufficient to support a determination that FWEC was responsible for the TCE in the residential wells, FWEC immediately provided the affected residences with bottled water, followed by water filters, and, pursuant to a settlement agreement with USEPA, it hooked them up to the public water system. Pursuant to an amendment of the settlement agreement, FWEC subsequently agreed with USEPA to arrange and pay for the hookup of several additional residences, even though TCE has not been detected in the wells at those residences. The hookups to the agreed-upon residences have been completed. FWEC is incurring costs related to public outreach and communications in the affected area, and it may be required to pay the agencies’ costs in overseeing and responding to the situation.
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
Safe Harbor Statement
     This management’s discussion and analysis of financial condition and results of operations, other sections of this quarterly report on Form 10-Q and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler AG and the various industries within which we operate. These include statements regarding our expectations about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described in Part I, Item 1A, “Risk Factors,” in our 2010 Form 10-K, which we filed with the Securities and Exchange Commission, or SEC, on February 28, 2011, and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:
•	benefits, effects or results of our redomestication or the relocation of our principal executive offices to Geneva, Switzerland;

•	benefits, effects or results of our strategic renewal initiative;

•	further deterioration in global economic conditions;

•	changes in investment by the oil and gas, oil refining, chemical/petrochemical and power generation industries;

•	changes in the financial condition of our customers;

•	changes in regulatory environments;

•	changes in project design or schedules;

•	contract cancellations;

•	changes in our estimates of costs to complete projects;

•	changes in trade, monetary and fiscal policies worldwide;

•	compliance with laws and regulations relating to our global operations;

•	currency fluctuations;

•	war, terrorist attacks and/or natural disasters affecting facilities either owned by us or where equipment or services are or may be provided by us;

•	interruptions to shipping lanes or other methods of transit;

•	outcomes of pending and future litigation, including litigation regarding our liability for damages and insurance coverage for asbestos exposure;

•	protection and validity of our patents and other intellectual property rights;

•	increasing global competition;

•	compliance with our debt covenants;

•	recoverability of claims against our customers and others by us and claims by third-parties against us; and

•	changes in estimates used in our critical accounting policies.
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
Overview
     We operate through two business groups — the Global Engineering & Construction Group, which we refer to as our Global E&C Group, and our Global Power Group. In addition to these two business groups, we also report corporate center expenses, our captive insurance operation and expenses related to certain legacy liabilities, such as asbestos and other expenses, in the Corporate and Finance Group, which we refer to as our C&F Group.
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
Summary Financial Results for the Quarter and Nine Months Ended September 30, 2011
     Our summary financial results for the quarter and nine months ended September 30, 2011 and 2010 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated Statement of Operations Data:
Operating revenues(1)	$1,131,856	$904,709	$3,351,986	$2,855,778
Contract profit(1)	136,064	139,920	388,931	459,862
Selling, general and administrative expenses(1)	75,087	73,622	229,330	213,442
Net income attributable to Foster Wheeler AG	36,858	51,720	123,138	182,638
Earnings per share :
Basic	0.31	0.41	1.01	1.44
Diluted	0.31	0.41	1.01	1.44
Net cash provided by operating activities(2)			213,316	167,567

(1)	Please refer to the section entitled “—Results of Operations” within this Item 2 for further discussion.

(2)	Please refer to the section entitled “—Liquidity and Capital Resources” within this Item 2 for further discussion.
     Cash and cash equivalents totaled $961,739 and $1,057,163 as of September 30, 2011 and December 31, 2010, respectively.

     Net income attributable to Foster Wheeler AG decreased in the third quarter of 2011, compared to the same period of 2010, primarily driven by decreased equity earnings in our Global Power Group’s project in Chile of $8,600, which included the unfavorable impact of the inclusion of a benefit in the third quarter of 2010 for the project’s initial recognition of its recovery for lost profits under its business interruption insurance policy. The decrease in net income attributable to Foster Wheeler AG also included the impact of decreased contract profit, which included the unfavorable impact of the inclusion of a settlement fee that was recognized in the third quarter of 2010, and increased net asbestos-related provision, which included the unfavorable impact of the inclusion of a gain on the settlement of coverage litigation with asbestos insurance carriers in the third quarter of 2010.
     Net income attributable to Foster Wheeler AG decreased in the first nine months of 2011, compared to the same period of 2010, primarily driven by the pretax decrease in contract profit of $70,900, which included the unfavorable impact of the inclusion of a curtailment gain and a settlement fee that were both recognized in the first nine months of 2010.
     Please refer to the discussion within the section entitled “—Results of Operations” within this Item 2.
Challenges and Drivers
     Our primary operating focus continues to be booking quality new business and effectively and efficiently executing our contracts. The global markets in which we operate are largely dependent on overall economic growth and the resultant demand for oil and gas, electric power, petrochemicals and refined products.
     In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and we believe that this long-term demand will continue to stimulate investment by our clients in new, expanded and upgraded facilities. The global economic downturn experienced in 2008 and 2009 caused many of our engineering and construction clients to reevaluate the size, timing and scope of their capital spending plans in relation to the kinds of energy, petrochemical and pharmaceutical projects that we execute, but as the global economic outlook continues to improve, we have noted signs of market improvement. During 2010 and the first nine months of 2011, we have been seeing an increased number of our clients implementing their intended capital spending plans. Some of these clients are continuing to release tranches of work on a piecemeal basis, conducting further analysis before deciding to proceed with their investments or reevaluating the size, timing or configuration of specific planned projects. We are also seeing clients re-activating planned projects that had previously been placed on hold and developing new projects. The challenges and drivers for our Global E&C Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global E&C Group-Overview of Segment,” within this Item 2.
     During 2010 and the first nine months of 2011, we have seen an improvement in the demand in some markets for the products and services of our Global Power Group, based on increased new proposal activity. We believe this demand will continue to improve in Asia, the Middle East and Eastern Europe during the remainder of 2011, driven primarily by growing electricity demand and industrial production as economies around the world continue to recover. The challenges and drivers for our Global Power Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global Power Group-Overview of Segment,” within this Item 2.
     However, we see potential downside risk to global economic growth driven primarily by debt and job growth concerns in both Western Europe and the U.S. If this risk materializes both of our business groups could be impacted.

New Orders and Backlog of Unfilled Orders
     The tables below summarize our new orders and backlog of unfilled orders by period:

	Quarter Ended
	September 30, 2011	June 30, 2011	September 30, 2010
New orders, measured in future revenues:
Global E&C Group*	$588,100	$664,900	$758,400
Global Power Group	79,000	576,000	154,100

Total*	$667,100	$1,240,900	$912,500

*	Balances include the following Global E&C Group flow-through revenues, as defined in the section entitled

“—Results of Operations-Operating Revenues” within this Item 2 :	$278,900	$284,100	$286,600

	As of
	September 30, 2011	June 30, 2011	December 31, 2010
Backlog of unfilled orders, measured in future revenues	$3,275,800	$3,921,400	$3,979,500
Backlog, measured in Foster Wheeler scope*	$2,502,900	$2,926,600	$2,643,200
E&C man-hours in backlog (in thousands)	11,700	12,400	12,700

*	As defined in the section entitled “—Backlog and New Orders” within this Item 2.

Please refer to the section entitled “—Backlog and New Orders” within this Item 2 for further detail.
Results of Operations
Operating Revenues

	September 30, 2011	September 30, 2010	$ Change	% Change
Quarter Ended:
Global E&C Group	$882,063	$749,249	$132,814	17.7%
Global Power Group	249,793	155,460	94,333	60.7%

Total	$1,131,856	$904,709	$227,147	25.1%

Nine Months Ended:
Global E&C Group	$2,597,886	$2,371,394	$226,492	9.6%
Global Power Group	754,100	484,384	269,716	55.7%

Total	$3,351,986	$2,855,778	$496,208	17.4%

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

     Our operating revenues by geographic region, based upon where our projects are being executed, for the quarter and nine months ended September 30, 2011 and 2010, were as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Africa	$45,328	$53,026	$(7,698)	(14.5)%	$128,211	$124,320	$3,891	3.1%
Asia	221,899	159,325	62,574	39.3%	639,578	580,540	59,038	10.2%
Australasia and other*	334,422	235,353	99,069	42.1%	882,812	759,490	123,322	16.2%
Europe	194,981	209,623	(14,642)	(7.0)%	630,725	632,972	(2,247)	(0.4)%
Middle East	74,485	29,511	44,974	152.4%	200,129	154,949	45,180	29.2%
North America	150,195	151,634	(1,439)	(0.9)%	629,089	429,602	199,487	46.4%
South America	110,546	66,237	44,309	66.9%	241,442	173,905	67,537	38.8%

Total	$1,131,856	$904,709	$227,147	25.1%	$3,351,986	$2,855,778	$496,208	17.4%

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.
     Our operating revenues increased in the quarter and nine months ended September 30, 2011, compared to the same periods in 2010, which includes increased flow-through revenues of $113,500 and $350,700, respectively, as described below. Excluding the impact of the change in flow-through revenues and currency fluctuations, our operating revenues increased 15% and 3% in the quarter and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in operating revenues, excluding flow-through revenues and currency fluctuations, during the third quarter of 2011 was the result of significantly increased operating revenues in our Global Power Group, while operating revenues in our Global E&C Group were relatively unchanged. The increase in operating revenues, excluding flow-through revenues and currency fluctuations, during the first nine months of 2011 was the result of significantly increased operating revenues in our Global Power Group, partially offset by decreased operating revenues in our Global E&C Group.
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
Contract Profit

	September 30, 2011	September 30, 2010	$ Change	% Change
Quarter Ended	$136,064	$139,920	$(3,856)	(2.8)%
Nine Months Ended	$388,931	$459,862	$(70,931)	(15.4)%
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
     Contract profit decreased during the quarter ended September 30, 2011, compared to the same period in 2010. The decrease was the net result of the unfavorable impact of the inclusion of a settlement fee of $11,800 that our Global E&C Group recognized in the third quarter of 2010, partially offset by increased contract profit in our Global E&C Group, and, to a lesser extent, increased contract profit in our Global Power Group.

     Contract profit declined during the nine months ended September 30, 2011, compared to the same period in 2010. The decline was the net result of decreased contract profit by our Global E&C Group and the unfavorable impact of the inclusion of a curtailment gain of $20,100 related to our U.K. pension plan and a settlement fee earned of $11,800 which were both recognized by our Global E&C Group in the first nine months of 2010, partially offset by increased contract profit in our Global Power Group.
     Please refer to the section entitled “—Business Segments,” within this Item 2, for further information related to contract profit for both of our operating groups.
Selling, General and Administrative (SG&A) Expenses

	September 30, 2011	September 30, 2010	$ Change	% Change
Quarter Ended	$75,087	$73,622	$1,465	2.0%
Nine Months Ended	$229,330	$213,442	$15,888	7.4%
     SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.
     SG&A expenses increased in the third quarter of 2011, compared to the same period in 2010, primarily as a result of increased sales pursuit costs of $3,000, partially offset by decreased general overhead costs of $2,100, while research and development costs were relatively unchanged.
     SG&A expenses increased in the first nine months of 2011, compared to the same period in 2010, primarily as a result of increased sales pursuit costs of $11,200 and general overhead costs of $3,600, while research and development costs were relatively unchanged.
Other Income, net

	September 30, 2011	September 30, 2010	$ Change	% Change
Quarter Ended	$6,658	$16,197	$(9,539)	(58.9)%
Nine Months Ended	$42,314	$35,948	$6,366	17.7%
     Other income, net during the quarter and nine months ended September 30, 2011, consisted primarily of equity earnings of $4,100 and $31,500, respectively, generated from our investments, primarily from our ownership interests in build, own and operate projects in Italy and Chile. Additionally, a $4,000 gain related to the revaluation of a contingent consideration liability was recognized during the nine months ended September 30, 2011.
     Other income, net decreased in the third quarter of 2011, compared to the same period in 2010, primarily driven by significantly decreased equity earnings in our Global Power Group’s project in Chile of $8,600, which included the unfavorable impact of the inclusion of a benefit in the third quarter of 2010 for the project’s initial recognition of its recovery for lost profits under its business interruption insurance policy.
     Other income, net increased in the first nine months of 2011, compared to the same period in 2010, primarily driven by significantly increased equity earnings in our Global Power Group’s project in Chile of $10,100 and the $4,000 gain in the first nine months of 2011 related to the revaluation of a contingent consideration liability, partially offset by decreased equity earnings of $3,200 related to two of our Global E&C Group’s projects in Italy that terminated their power off-take agreements with a local energy authority during the fourth quarter of 2010 and decreased value-added tax refunds and other non-income tax credits of $2,900.
     For further information related to our equity earnings, please refer to the sections within this Item 2 entitled “—Business Segments-Global Power Group” for our Global Power Group’s project in Chile and “—Business Segments-Global E&C Group” for our Global E&C Group’s projects in Italy, as well as Note 3 to the consolidated financial statements in this quarterly report on Form 10-Q.
Other Deductions, net

	September 30, 2011	September 30, 2010	$ Change	% Change
Quarter Ended	$8,939	$7,394	$1,545	20.9%
Nine Months Ended	$21,777	$27,131	$(5,354)	(19.7)%

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
     Other deductions, net in the third quarter of 2011 consisted primarily of legal fees of $5,200, bank fees of $1,500 and a net foreign exchange transaction loss of $1,000. The increase in other deductions, net in the third quarter of 2011, compared to the same period in 2010, was primarily the net result of an unfavorable impact of $3,400 related to the change in net foreign exchange transactions, partially offset by the favorable impact of the inclusion of a charge of $1,600 recognized in the third quarter of 2010 for unamortized fees and expenses related to the amendment and restatement of our October 2006 U.S. senior secured credit agreement in July 2010 and the favorable impact of the inclusion of a charge of $900 recognized in the third quarter of 2010 for the write-off of capitalized costs due to a decision not to proceed with a power plant development project.
     Other deductions, net in the first nine months of 2011 consisted primarily of legal fees of $14,400, bank fees of $2,600 and consulting fees of $1,200, partially offset by a net foreign exchange transaction gain of $1,600. The decrease in other deductions, net in the first nine months of 2011, compared to the same period in 2010, was primarily the net result of a favorable impact of $3,800 related to the change in net foreign exchange transactions, the favorable impact of the inclusion of a charge of $1,600 recognized in the first nine months of 2010 for unamortized fees and expenses related to the amendment and restatement of our October 2006 U.S. senior secured credit agreement in July 2010 and the favorable impact of the inclusion of a charge of $900 recognized in the first nine months of 2010 for the write-off of capitalized costs due to a decision not to proceed with a power plant development project.
     Net foreign exchange transaction gains and losses were primarily driven from exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.
Interest Income

	September 30, 2011	September 30, 2010	$ Change	% Change
Quarter Ended	$5,562	$2,835	$2,727	96.2%
Nine Months Ended	$13,265	$7,924	$5,341	67.4%
     Interest income increased in the quarter and nine months ended September 30, 2011, compared to the same periods in 2010, primarily as a result of higher interest rates and investment yields and, to a lesser extent, higher average cash and cash equivalents balances and favorable foreign currency fluctuations.
Interest Expense

	September 30, 2011	September 30, 2010	$ Change	%Change
Quarter Ended	$3,079	$4,330	$(1,251)	(28.9)%
Nine Months Ended	$10,385	$12,925	$(2,540)	(19.7)%
     Interest expense decreased in the quarter and nine months ended September 30, 2011, compared to the same periods in 2010, primarily as a result of the favorable impact from decreased average borrowings and decreased net accrued interest expense on unrecognized tax benefits.
Net Asbestos-Related Provision/(Gain)

	September 30, 2011	September 30, 2010	$ Change	% Change
Quarter Ended	$1,987	$(1,665)	$3,652	N/M
Nine Months Ended	$4,387	$(68)	$4,455	N/M

N/M — Not meaningful.

     The increase in the net asbestos-related provision in the third quarter of 2011, compared to the same period in 2010, primarily resulted from a decreased gain on the settlement of coverage litigation with asbestos insurance carriers of $7,000, partially offset by a decrease in our provision related to the revaluation of our asbestos liability of $3,300.
     The increase in the net asbestos-related provision in the first nine months of 2011, compared to the same period in 2010, primarily resulted from a decreased gain on the settlement of coverage litigation with asbestos insurance carriers of $12,400, partially offset by a decrease in our provision related to the revaluation of our asbestos liability of $7,900.
Provision for Income Taxes

	September 30, 2011	September 30, 2010	$ Change	% Change
Quarter Ended	$16,502	$18,693	$(2,191)	(11.7)%
Effective Tax Rate	27.9%	24.8%

Nine Months Ended	$42,829	$55,712	$(12,883)	(23.1)%
Effective Tax Rate	24.0%	22.3%
     The tax provision for each year-to-date period is calculated by multiplying pretax income by the estimated annual effective tax rate for such period. Our effective tax rate can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of income taxed in various non-U.S. jurisdictions with rates different from the U.S. statutory rate, as a result of our inability to recognize a tax benefit for losses generated by certain unprofitable operations and as a result of the varying mix of income earned in the jurisdictions in which we operate. Deferred tax assets and liabilities are established for tax attributes (credits or loss carryforwards) and temporary differences between the book and tax basis of assets and liabilities. Within each jurisdiction and taxpaying component, current deferred tax assets and liabilities and noncurrent deferred tax assets and liabilities are combined and presented as a net amount. Deferred tax assets are reduced by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of loss carryforwards (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pretax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate. Conversely, in periods when operating units subject to a valuation allowance generate pretax losses, the corresponding increase in the valuation allowance has an unfavorable impact on our effective tax rate. We have decreased our December 31, 2010 deferred tax assets (current and non-current) and noncurrent deferred tax liabilities in equal amounts in order to reflect the net presentation of deferred tax assets and liabilities by jurisdiction consistent with our September 30, 2011 presentation.
Effective Tax Rate for 2011
     Our effective tax rate for the first nine months of 2011 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which is expected to contribute to an approximate 14-percentage point reduction in the effective tax rate for the full year 2011.

•	A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily the United States), which is expected to contribute to an approximate five-percentage point increase in the effective tax rate for the full year 2011.

Effective Tax Rate for 2010
     Our effective tax rate for the first nine months of 2010 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:
•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 17-percentage point reduction in the effective tax rate.

•	A valuation allowance increase because we were unable to recognize a tax benefit for year-to-date losses subject to valuation allowance in certain jurisdictions (primarily the United States), which contributed to an approximate three-percentage point increase in the effective tax rate.
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
Net Income Attributable to Noncontrolling Interests

	September 30, 2011	September 30, 2010	$ Change	% Change
Quarter Ended	$ 5,832	$ 4,858	$974	20.0%
Nine Months Ended	$12,664	$11,954	$710	5.9%
     Net income attributable to noncontrolling interests represents third-party ownership interests in the net income of our Global Power Group’s Martinez, California gas-fired cogeneration subsidiary and our manufacturing subsidiaries in Poland and the People’s Republic of China, as well as our Global E&C Group’s subsidiaries in Malaysia and South Africa. The change in net income attributable to noncontrolling interests is based upon changes in the net income of these subsidiaries and/or changes in the noncontrolling interests’ ownership interest in the subsidiaries.
     The increase in net income attributable to noncontrolling interests in the third quarter of 2011, compared to the same period in 2010, primarily resulted from increases in net income from our operations in Martinez, California and South Africa, partially offset by a decrease in net income from our operations in Poland.
     The increase in net income attributable to noncontrolling interests in the first nine months of 2011, compared to the same period in 2010, primarily resulted from increases in net income from our operations in Malaysia and Martinez, California, partially offset by decreases in net income from our operations in the People’s Republic of China, Poland and South Africa.
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

	September 30, 2011	September 30, 2010	$ Change	% Change
Quarter Ended	$ 68,660	$ 87,150	$(18,490)	(21.2)%
Nine Months Ended	$213,750	$288,669	$(74,919)	(26.0)%
     EBITDA decreased in the third quarter of 2011, compared to the same period in 2010, primarily driven by decreased equity earnings in our Global Power Group’s project in Chile of $8,600, which included the unfavorable impact of the inclusion of a benefit in the third quarter of 2010 for the project’s initial recognition of its recovery for lost profits under its business interruption insurance policy. The decrease in EBITDA also included the impact of decreased contract profit, which included the unfavorable impact of the inclusion of a settlement fee that was recognized in the third quarter of 2010, and an increased net asbestos-related provision, which included the unfavorable impact of the inclusion of a gain on the settlement of coverage litigation with asbestos insurance carriers in the third quarter of 2010.
     EBITDA decreased in the first nine months of 2011, compared to the same period in 2010, primarily driven by decreased contract profit of $70,900, which included the unfavorable impact of the inclusion of a curtailment gain and a settlement fee that were both recognized by our Global E&C Group in the first nine months of 2010.
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
     EBITDA is a supplemental financial measure not defined in generally accepted accounting principles, or GAAP. We define EBITDA as income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. Certain covenants under our U.S. senior secured credit agreement use an adjusted form of EBITDA such that in the covenant calculations the EBITDA as presented herein is adjusted for certain unusual and infrequent items specifically excluded in the terms of our U.S. senior secured credit agreement. We believe that the line item on the consolidated statement of operations entitled “net income attributable to Foster Wheeler AG” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income attributable to Foster Wheeler AG as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income attributable to Foster Wheeler AG, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:
•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and

•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.
     A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

EBITDA:
Global E&C Group	$58,615	$69,339	$155,125	$254,732
Global Power Group	35,312	40,430	129,511	96,709
C&F Group*	(25,267)	(22,619)	(70,886)	(62,772)

Total	68,660	87,150	213,750	288,669

Less: Interest expense	3,079	4,330	10,385	12,925
Less: Depreciation and amortization	12,221	12,407	37,398	37,394
Less: Provision for income taxes	16,502	18,693	42,829	55,712

Net income attributable to Foster Wheeler AG	$36,858	$51,720	$123,138	$182,638

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

EBITDA in the above table includes the following:	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net increase in contract profit from the regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group(2)	$8,300	$8,400	$10,800	$27,900
Global Power Group(2)	1,200	3,400	12,500	16,700

Total(2)	9,500	11,800	23,300	44,600

Net asbestos-related provision/(gain) in our C&F Group(3)	2,000	(1,700)	4,400	(100)
Curtailment gain on the closure of the U.K. pension plan for future defined benefit accrual in our Global E&C Group	—	—	—	20,100
Settlement fee received, net of charges incurred, due to a decision not to proceed with a prospective power project under development in Italy within our Global E&C Group	—	10,900	—	9,800

(1)	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding changes in our final estimated contract profit.

(2)	The changes in final estimated contract profit revisions during the nine months ended September 30, 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of $3,200 and $4,600, respectively. The corrections were recorded in the first quarter of 2011 and are included in the nine months ended September 30, 2011 as they were not material to previously issued financial statements, nor are they expected to be material to the full year 2011 financial statements.

(3)	Please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding the revaluation of our asbestos liability and related asset.
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
Business Segments
Global E&C Group

	Quarter Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Operating revenues	$882,063	$749,249	$132,814	17.7%	$2,597,886	$2,371,394	$226,492	9.6%

EBITDA	$58,615	69,339	$(10,724)	(15.5)%	$155,125	$254,732	$(99,607)	(39.1)%

Results
     Our Global E&C Group’s operating revenues by geographic region for the quarter and nine months ended September 30, 2011 and 2010, based upon where our projects are being executed, were as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Africa	$44,346	$53,026	$(8,680)	(16.4)%	$126,347	$124,287	$2,060	1.7%
Asia	133,191	132,640	551	0.4%	415,789	492,048	(76,259)	(15.5)%
Australasia and other*	334,422	235,353	99,069	42.1%	882,806	759,488	123,318	16.2%
Europe	100,501	148,131	(47,630)	(32.2)%	335,060	454,893	(119,833)	(26.3)%
Middle East	70,547	24,544	46,003	187.4%	175,450	145,738	29,712	20.4%
North America	94,730	108,340	(13,610)	(12.6)%	442,476	262,201	180,275	68.8%
South America	104,326	47,215	57,111	121.0%	219,958	132,739	87,219	65.7%

Total	$882,063	$749,249	$132,814	17.7%	$2,597,886	$2,371,394	$226,492	9.6%

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

       Our Global E&C Group experienced an increase in operating revenues of 18% in the third quarter of 2011, compared to the same period in 2010. The increase in the period was primarily driven by increased flow-through revenues of $113,700. The change in operating revenues also included the unfavorable impact of the inclusion of a settlement fee of $11,800 that our Global E&C Group recognized in the third quarter of 2010, as noted below. Excluding flow-through revenues, foreign currency fluctuations and the settlement fee recognized in the third quarter of 2010, our Global E&C Group’s operating revenues increased by 4% in the third quarter of 2011, compared to the same period in 2010.
       Our Global E&C Group experienced an increase in operating revenues of 10% in the first nine months of 2011, compared to the same period in 2010. The increase in the period was primarily driven by increased flow-through revenues of $351,500. The change in operating revenues also included the unfavorable impact of the inclusion of a settlement fee of $11,800 that our Global E&C Group recognized in the first nine months of 2010, as noted below. Excluding flow-through revenues, foreign currency fluctuations and the settlement fee recognized in the first nine months of 2010, our Global E&C Group’s operating revenues decreased 13% in the first nine months of 2011, compared to the same period in 2010.
       Please refer to the “—Overview of Segment” section below for a discussion of our Global E&C Group’s market outlook.
       The decrease in our Global E&C Group’s EBITDA in the third quarter of 2011, compared to the same period in 2010, resulted primarily from the net impact of the following:
•	Increased contract profit of $6,900, excluding the impact of a settlement fee which was recognized in the third quarter of 2010 as noted below. The increase in contract profit primarily resulted from increased contract profit margins and increased volume of operating revenues, excluding flow-through revenues.

•	A net unfavorable impact of the inclusion of a $10,900 settlement fee recognized in the third quarter of 2010, as described below.

•	Increased sales pursuit costs of $2,100 driven by increased new proposal activity.

•	Decreased equity earnings of $1,200 related to our Global E&C Group’s projects in Italy. Please see below for further details related to two projects in Italy that terminated their power off-take agreements with a local energy authority during the fourth quarter of 2010.

•	An unfavorable impact of $4,300 related to the change in net foreign exchange transactions, which was primarily driven by exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.
       The decrease in our Global E&C Group’s EBITDA in the first nine months of 2011, compared to the same period in 2010, resulted primarily from the net impact of the following:
•	Decreased contract profit of $64,900, excluding the impact of a curtailment gain and a settlement fee which were recognized in the first nine months of 2010 as noted below. The decrease in contract profit primarily resulted from decreased contract profit margins and decreased volume of operating revenues, excluding flow-through revenues.

•	The unfavorable impact of the inclusion of a $20,100 curtailment gain recognized in the first nine months of 2010 related to our U.K. defined benefit pension plan that was closed for future benefit accrual, which was included in contract profit.

•	A net unfavorable impact of the inclusion of a $9,800 settlement fee recognized in the first nine months of 2010, as described below.

•	Increased sales pursuit costs of $9,000 driven by increased new proposal activity.

•	Decreased equity earnings of $2,300 related to our Global E&C Group’s projects in Italy. Please see below for further details related to two projects in Italy that terminated their power off-take agreements with a local energy authority during the fourth quarter of 2010.

•	A favorable impact of $4,800 related to the change in net foreign exchange transactions, which was primarily driven by exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.
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
       During the second quarter of 2011, as part of our review of the economic viability of the CEF project, we and our partner in CEF concluded we would continue to operate the plant at least through the third quarter of 2011 and then re-evaluate the economic viability of the plant or potential disposal options. As a result, an additional impairment charge was recorded to bring the carrying value of our investment to fair value as of June 30, 2011.
       During the third quarter 2011, we and our partner concluded that we will operate the plant through 2012 while continuing to consider the long-term economic viability of the plant or potential disposal options.
       Our equity earnings from our CET and CEF investments during the third quarter of 2011 were insignificant and our equity earnings in the nine months ended September 30, 2011 were $200, which included the impairment charge for CEF recognized in the nine months ended September 30, 2011. Our equity earnings from our CET and CEF investments during the quarter and nine months ended September 30, 2010 totaled $600 and $3,400, respectively. Please refer to Note 3 to the consolidated financial statements in this quarterly report on Form 10-Q for more information.
       During the quarter and nine months ended September 30, 2010, we received a settlement fee of $11,800, which was included in operating revenues, due to a client’s decision not to proceed with a power plant development project and the related prospective engineering, procurement and construction contract. As a result of the decision to not proceed with the project, we incurred a charge of approximately $900 in the quarter and nine months ended September 30, 2010 for the write-off of capitalized costs in our project company. Additionally, we incurred approximately $1,100 of development costs associated with this project during 2010. The development costs are included in SG&A and were primarily incurred during the first and second quarters of 2010, with minimal activity in the third quarter of 2010. These items contributed to a net favorable impact to EBITDA of approximately $10,900 and $9,800 for the quarter and nine months ended September 30, 2010, respectively.
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
     As the global economy has started to recover, we have noted signs of market improvement. During 2010 and the first nine months of 2011, we have been seeing an increased number of our clients implementing their intended capital spending plans. Some of these clients are continuing to release tranches of work on a piecemeal basis, conducting further analysis before deciding to proceed with their investments or re-evaluating the size, timing or configuration of specific planned projects. We are also seeing clients re-activating planned projects that had previously been placed on hold and developing new projects. We have continued to see intense competition among engineering and construction contractors, which has resulted in pricing pressure. These factors may continue through the remainder of 2011 and into 2012. In addition, the current global economic uncertainty may cause clients to delay or re-evaluate the scale and timing of their planned investment. However, we have not yet seen these concerns materialize into a material change in the behavior of our clients with respect to proceeding with projects. We believe that long-term demand expectations and current oil prices are supportive of continued investment.
     However, we see potential downside risk to global economic growth driven primarily by debt and job growth concerns in both Western Europe and the U.S. If this risk materializes our Global E&C Group could be impacted.
     We believe world demand for energy, chemicals and pharmaceuticals will continue to grow over the long-term and that clients will continue to invest in new and upgraded capacity to meet that demand. Moreover, we have continued to be successful in booking contracts of varying types and sizes in our key end markets, including a detailed engineering and procurement services contract for a new coker in Asia, further work on a major chemicals complex in the Middle East, an engineering, procurement and construction management, or EPCm, project for an additional new unit for a refinery in Africa, for which we are already executing an EPCm project for a major revamp, a front-end engineering design, or FEED, contract for a clean fuels project at a Middle East refinery, a FEED project for a gas field expansion in the Indian sub-continent, a detailed engineering contract for a project in Norway, a further release of an EPCm project for a major refinery expansion in South America, a further release of an EPCm project for a gas separation plant in Europe, licensed process design packages for new cokers in Russia and South America, and an EPCm project for a specialty chemicals plant expansion in Asia. Our success in this regard is a reflection of our technical expertise, our project execution performance, our long-term relationships with clients, and our selective approach in pursuit of new prospects where we believe we have significant differentiators.
Global Power Group

	Quarter Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Operating revenues	$249,793	$155,460	$94,333	60.7%	$754,100	$484,384	$269,716	55.7%

EBITDA	$35,312	$40,430	$(5,118)	(12.7)%	$129,511	$96,709	$32,802	33.9%

Results
     Our Global Power Group’s operating revenues by geographic region for the quarter and nine months ended September 30, 2011 and 2010, based upon where our projects are being executed, were as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Africa	$982	$—	$982	N/M	$1,864	$33	$1,831	5548.5%
Asia	88,708	26,685	62,023	232.4%	223,789	88,492	135,297	152.9%
Australasia and other*	—	—	—	N/M	6	2	4	200.0%
Europe	94,480	61,492	32,988	53.6%	295,665	178,079	117,586	66.0%
Middle East	3,938	4,967	(1,029)	(20.7)%	24,679	9,211	15,468	167.9%
North America	55,465	43,294	12,171	28.1%	186,613	167,401	19,212	11.5%
South America	6,220	19,022	(12,802)	(67.3)%	21,484	41,166	(19,682)	(47.8)%

Total	$249,793	$155,460	$94,333	60.7%	$754,100	$484,384	$269,716	55.7%

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

N/M—Not meaningful
     Our Global Power Group experienced significant increases in operating revenues in the quarter and nine months ended September 30, 2011, compared to the same periods in 2010. The increases in both periods were primarily attributable to an increased volume of business, with an additional favorable impact from foreign currency fluctuations. Excluding foreign currency fluctuations, our Global Power Group’s operating revenues increased 53% and 48% in the quarter and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Please refer to the “—Overview of Segment” section below for a discussion of our Global Power Group’s market outlook.
     The decrease in our Global Power Group’s EBITDA in the third quarter of 2011, compared to the same period in 2010, resulted primarily from the net impact of the following:
•	Slightly increased contract profit of $1,000, primarily driven by the increased volume of operating revenues, significantly offset by decreased contract profit margins.

•	Decreased equity earnings in our Global Power Group’s project in Chile of $8,600. Please see below for further discussion.
     The increase in our Global Power Group’s EBITDA in the first nine months of 2011, compared to the same period in 2010, resulted primarily from the impact of the following:
•	Increased contract profit of $25,600, primarily driven by the increased volume of operating revenues, partially offset by decreased contract profit margins, including the impact of an out-of-period correction recorded in the first quarter of 2011 for a reduction of final estimated profit of approximately $4,600 which is discussed in the preceding section within this Item 2 entitled “—Results of Operations-EBITDA”.

•	Increased equity earnings in our Global Power Group’s project in Chile of $10,100. Please see below for further discussion.
     On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our Global Power Group’s project in Chile. As a result of the damage, the project’s facility suspended normal operating activities on that date. The project included an estimated recovery under its business interruption insurance policy in its financial statements, which covers through the period while the facility suspended normal operating activities. In accordance with authoritative accounting guidance on business interruption insurance, the project recorded an estimated recovery for lost profits as substantially all contingencies related to the insurance claim had been resolved as of the third quarter of 2010. The facility began operating at less than normal utilization during the second quarter of 2011 and achieved normal operating activities in the third quarter of 2011.
     Our equity earnings from our project in Chile were $2,600 and $11,200 in the third quarter of 2011 and 2010, respectively. The decrease in equity earnings in the third quarter of 2011, compared to the same period in 2010, included the unfavorable impact of the inclusion of the benefit in the third quarter of 2010 for the project’s initial recognition of its recovery for lost profits under its business interruption insurance policy, which covered the period from the February 2010 earthquake through the third quarter of 2010, when substantially all contingencies related to the insurance claim had been resolved.

       Our equity earnings from our project in Chile were $24,100 and $14,000 in the first nine months of 2011 and 2010, respectively. The increase in equity earnings in the nine months ended September 30, 2011, compared to the same period in 2010, was primarily driven by the project’s higher marginal rates in 2011 for electrical power generation.
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
       During 2010 and the first nine months of 2011, we have seen increased new proposal activity and an improvement in the demand in some markets for the products and services of our Global Power Group. We believe this demand will continue in Asia, the Middle East and Eastern Europe, driven primarily by growing electricity demand and industrial production as economies around the world continue to recover.
       However, a number of constraining market forces continue to impact the markets that we serve. We see potential downside risk to global economic growth driven primarily by debt and job growth concerns in both Western Europe and the U.S. Political and environmental sensitivity regarding coal-fired steam generators continues to cause prospective projects utilizing coal as its primary fuel to be postponed or cancelled as clients experienced difficulty in obtaining the required environmental permits or decided to wait for additional clarity regarding governmental regulations. This environmental concern has been especially pronounced in the U.S. and Western Europe, and is linked to the view that solid-fuel-fired steam generators contribute to global warming through the discharge of greenhouse gas emissions into the atmosphere. The outlook for continued lower natural gas pricing over the next three-to-five years, driven by increasing supply and new liquefied natural gas capacity, has increased the attractiveness of natural gas, in relation to coal, for the generation of electricity. In addition, the constraints on the global credit market may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. These factors could negatively impact investment in the power sector, which in turn could negatively impact our Global Power Group’s business.

     Longer-term, we believe that world demand for electrical energy will continue to grow and that solid-fuel-fired steam generators will continue to fill a significant portion of the incremental growth in new generating capacity. The unfortunate events in May 2011 involving Japan’s nuclear power plant facilities have many countries reevaluating their nuclear power policy with a recognition that coal power may play a larger role to meet their long-term energy demand. Countries may decide not to pursue nuclear power for new power plant facilities or decide to accelerate the retirement schedule for existing nuclear power plant facilities, both of which could increase demand for new coal-fired power plant facilities, which in turn could improve the demand for our Global Power Group’s coal-fired steam generators. In addition, we are seeing a growing need to repower older coal plants with new, more efficient and cleaner burning coal plants in order to meet environmental, financial and reliability goals set by policy makers in many countries. The fuel flexibility of our CFB steam generators enables them to burn a wide variety of fuels other than coal and to produce carbon-neutral electricity when fired by biomass. In addition, our utility steam generators can be designed to incorporate supercritical steam technology, which we believe significantly improves power plant efficiency and reduces power plant emissions.
     We are currently executing an engineering and supply project for a pilot-scale (approximately 30 megawatt thermal, equivalent to approximately 10 megawatt electrical, or MWe) CFB steam generator, which incorporates our carbon-capturing Flexi-BurnTM technology. Once operational, this pilot facility will be utilized to validate the design of a full-scale carbon-capturing CFB power plant. Further, we are executing a project, together with other parties, which is funded by a grant agreement with the European Commission, or EC, to support the technology development of a commercial scale (approximately 300 MWe) Carbon Capture and Storage, or CCS, demonstration plant featuring our Flexi-BurnTM CFB technology. If the technology development work demonstrates that the project meets its specified technology and investment goals, construction of the commercial scale demonstration plant could begin in 2012 and the plant could be operational by 2015. This project is one of the six European based CCS projects selected for funding by the EC under the European Energy Program for Recovery and it is the only selected project utilizing CFB technology for CCS application.

Liquidity and Capital Resources
Cash Flows Activities
     Our cash and cash equivalents, short-term investments and restricted cash balances were:

	As of
	September 30, 2011	December 31, 2010	$ Change	% Change
Cash and cash equivalents	$961,739	$1,057,163	$(95,424)	(9.0)%
Short-term investments	2,699	—	2,699	N/M
Restricted cash	48,090	27,502	20,588	74.9%

Total	$1,012,528	$1,084,665	$(72,137)	(6.7)%

N/M—Not meaningful
     Total cash and cash equivalents, short-term investments and restricted cash held by our non-U.S. entities as of September 30, 2011 and December 31, 2010 were $948,500 and $849,500, respectively.
     During the first nine months of 2011, we experienced a decrease in cash and cash equivalents of $95,400, primarily as a result of cash used to repurchase our shares and to pay related commissions under our share repurchase program of $240,200, capital expenditures of $22,900, a change in restricted cash, excluding currency, of $21,400, and an unfavorable impact related to exchange rate changes on our cash and cash equivalents of $16,800, partially offset by cash provided by operating activities of $213,300.
Cash Flows from Operating Activities

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Net cash provided by operating activities	$213,316	$167,567	$45,749	27.3%
     Net cash provided by operating activities in the first nine months of 2011 primarily resulted from cash provided by net income of $201,700, which excludes non-cash charges of $65,900, and working capital of $36,800, partially offset by cash used for net asbestos-related payments of $16,800 (please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for further information on net asbestos-related payments) and mandatory contributions to our non-U.S. pension plans of $14,100.
     The increase in net cash provided by operating activities of $45,700 in the first nine months of 2011, compared to the same period of 2010, resulted primarily from a favorable change in working capital that resulted in an increase in cash of $103,400 and decreased contributions to our non-U.S. pension plans of $20,000, with discretionary contributions of $17,800 being included in the first nine months of 2010, partially offset by decreased cash provided by net income of $41,900 and increased net asbestos-related payments of $16,900.
     Working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts and the timing of the related cash receipts. We generated cash from the conversion of working capital during the first nine months of 2011, as cash receipts from client billings exceeded cash used for services rendered and purchases of materials and equipment. During the first nine months of 2010, we used cash to fund working capital. The increase in cash provided by working capital during the first nine months of 2011 was primarily driven by the conversion of working capital to cash by both our Global E&C Group and our Global Power Group.
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

Cash Flows from Investing Activities

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Net cash used in investing activities	$(45,378)	$(12,771)	$(32,607)	255.3%
     The net cash used in investing activities in the first nine months of 2011 was attributable primarily to capital expenditures of $22,900 and an increase in restricted cash of $21,400.
     The net cash used in investing activities in the first nine months of 2010 was attributable primarily to capital expenditures of $14,800 and contractual payments of $2,000 related to prior business acquisitions, partially offset by cash provided by a return of investment from unconsolidated affiliates of $3,200.
     The capital expenditures in the first nine months of 2011 and 2010 related primarily to project construction, leasehold improvements, information technology equipment and office equipment. Our capital expenditures increased $8,100 in the first nine months of 2011, compared to the same period of 2010, as a result of increased expenditures in our Global Power Group, while capital expenditures in our Global E&C Group were relatively flat.
Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Net cash used in financing activities	$(246,539)	$(112,555)	$(133,984)	119.0%
     The net cash used in financing activities in the first nine months of 2011 was attributable primarily to the cash used to repurchase shares and to pay related commissions under our share repurchase program of $240,200. Other financing activities included cash used for distributions to noncontrolling interests of $10,400 and repayment of debt and capital lease obligations of $8,000, partially offset by cash provided from exercises of stock options of $11,900.
     The net cash used in financing activities in the first nine months of 2010 was attributable primarily to cash used to repurchase shares and to pay related commissions under our share repurchase program of $99,200. Other financing activities included the repayment of debt and capital lease obligations of $10,200 and distributions to noncontrolling interests of $8,000, partially offset by cash provided from exercises of stock options of $2,700 and proceeds from the issuance of new short-term debt of $2,200.
Outlook
     Our liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations, changes in working capital activities, unused credit line availability and claim recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling 12-month period. Based on these forecasts, we believe our existing cash balances and forecasted net cash provided by operating activities will be sufficient to fund our operations throughout the next 12 months. Based on these forecasts, our primary cash needs will be working capital, capital expenditures, pension contributions and net asbestos-related payments. We may also use cash for acquisitions, discretionary pension plan contributions or to repurchase our shares under the share repurchase program, as described further below. The majority of our cash balances are invested in short-term interest bearing accounts with maturities of less than three months. We continue to consider investing some of our cash in longer-term investment opportunities, including the acquisition of other entities or operations in the engineering and construction industry or power industry and/or the reduction of certain liabilities, such as unfunded pension liabilities.
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
     Our net asbestos-related payments are the result of asbestos liability indemnity and defense costs payments in excess of insurance settlement proceeds. During the first nine months of 2011, we had net asbestos-related cash outflows of approximately $16,800. We expect the 2011 full year net cash outflows to be approximately $6,100. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.
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
     We had approximately $306,800 and $310,100 of letters of credit outstanding under our U.S. senior secured credit agreement as of September 30, 2011 and December 31, 2010, respectively. There were no funded borrowings under our U.S. senior secured credit agreement outstanding as of September 30, 2011 and December 31, 2010. We do not intend to borrow under our U.S. senior secured credit facility over the next 12 months. Please refer to Note 5 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.
     On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our unconsolidated affiliate’s facility in Chile. As a result of the damage, the project’s facility suspended normal operating activities on that date. Subsequent to that date, our unconsolidated affiliate filed a claim with its insurance carrier. A preliminary assessment of the extent of the damage was completed and an estimate of the required cost of repairs was developed. Based on the assessment and cost estimate, as well as correspondence received from the insurance carrier, we expect the property damage insurance recovery to be sufficient to cover the costs of repairing the facility. The insurance carrier also provided a preliminary assessment of the business interruption insurance recovery due to our unconsolidated affiliate, and has advanced insurance proceeds against this assessment. Based on this assessment, we expect the business interruption insurance recovery to substantially compensate our unconsolidated affiliate for the loss of profits while the facility suspended normal operating activities. Our unconsolidated affiliate’s receivable related to the remaining balance under their property damage and business interruption insurance recovery assessment was approximately $66,900 as of September 30, 2011. The facility began operating at less than normal utilization during the second quarter of 2011 and achieved normal operating activities in the third quarter of 2011.

     We are not required to make any mandatory contributions to our U.S. pension plans in 2011 based on the minimum statutory funding requirements. We made mandatory contributions totaling approximately $14,100 to our non-U.S. pension plans during the first nine months of 2011. Based on the minimum statutory funding requirements for 2011, we expect to make mandatory contributions totaling approximately $20,900 to our non-U.S. pension plans for the full year. Additionally, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during 2011.
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
     Based on the aggregate share repurchases under our program through September 30, 2011, we are authorized to repurchase up to an additional $260,600 of our outstanding shares. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Through September 30, 2011, we have repurchased 30,653,174 shares for an aggregate cost of approximately $824,400. We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other privately negotiated transactions pursuant to our share repurchase program. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans. For further information, please refer to Part II, Item 2 of this quarterly report on Form 10-Q.
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

New Orders, Measured in Terms of Future Revenues

	September 30, 2011			September 30, 2010
	Global	Global		Global	Global
	E&C	Power		E&C	Power
	Group	Group	Total	Group	Group	Total
By Project Location:
Quarter Ended
North America	$26,800	$43,600	$70,400	$117,200	$56,300	$173,500
South America	33,900	4,800	38,700	34,900	4,700	39,600
Europe	88,400	22,200	110,600	162,600	18,900	181,500
Asia	127,800	6,800	134,600	124,300	49,000	173,300
Middle East	35,300	1,400	36,700	131,300	25,200	156,500
Africa	48,200	200	48,400	26,800	—	26,800
Australasia and other*	227,700	—	227,700	161,300	—	161,300

Total	$588,100	$79,000	$667,100	$758,400	$154,100	$912,500

Nine Months Ended
North America	$191,900	$178,100	$370,000	$407,700	$162,100	$569,800
South America	259,500	17,900	277,400	87,700	12,700	100,400
Europe	351,300	100,000	451,300	389,900	435,100	825,000
Asia	431,500	487,200	918,700	374,200	145,600	519,800
Middle East	90,900	9,500	100,400	292,800	25,500	318,300
Africa	101,400	6,000	107,400	257,400	100	257,500
Australasia and other*	546,300	—	546,300	195,800	—	195,800

Total	$1,972,800	$798,700	$2,771,500	$2,005,500	$781,100	$2,786,600

By Industry:
Quarter Ended
Power generation	$15,300	$46,500	$61,800	$6,000	$119,500	$125,500
Oil refining	182,400	—	182,400	369,700	—	369,700
Pharmaceutical	9,300	—	9,300	27,600	—	27,600
Oil and gas	259,400	—	259,400	264,900	—	264,900
Chemical/petrochemical	98,500	—	98,500	51,800	100	51,900
Power plant operation and maintenance	4,000	32,500	36,500	12,400	34,500	46,900
Environmental	900	—	900	1,400	—	1,400
Other, net of eliminations	18,300	—	18,300	24,600	—	24,600

Total	$588,100	$79,000	$667,100	$758,400	$154,100	$912,500

Nine Months Ended
Power generation	$23,500	$713,900	$737,400	$30,000	$695,300	$725,300
Oil refining	989,900	—	989,900	1,078,000	—	1,078,000
Pharmaceutical	34,900	—	34,900	59,500	—	59,500
Oil and gas	609,800	—	609,800	441,200	—	441,200
Chemical/petrochemical	261,000	—	261,000	332,800	100	332,900
Power plant operation and maintenance	13,000	84,800	97,800	12,400	85,700	98,100
Environmental	4,100	—	4,100	10,900	—	10,900
Other, net of eliminations	36,600	—	36,600	40,700	—	40,700

Total	$1,972,800	$798,700	$2,771,500	$2,005,500	$781,100	$2,786,600

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

Backlog, Measured in Terms of Future Revenues

	As of September 30, 2011			As of December 31, 2010
	Global	Global		Global	Global
	E&C	Power		E&C	Power
	Group	Group	Total	Group	Group	Total

By Contract Type:
Lump-sum turnkey	$—	$229,800	$229,800	$—	$424,400	$424,400
Other fixed-price	617,100	782,400	1,399,500	779,800	555,800	1,335,600
Reimbursable	1,607,800	38,700	1,646,500	2,157,900	61,600	2,219,500

Total	$2,224,900	$1,050,900	$3,275,800	$2,937,700	$1,041,800	$3,979,500

By Project Location:
North America	$358,200	$167,300	$525,500	$620,900	$189,500	$810,400
South America	427,900	25,900	453,800	389,200	30,400	419,600
Europe	391,200	315,600	706,800	382,500	517,800	900,300
Asia	457,800	517,200	975,000	481,200	269,300	750,500
Middle East	181,000	20,900	201,900	266,900	34,800	301,700
Africa	117,500	4,000	121,500	174,400	—	174,400
Australasia and other*	291,300	—	291,300	622,600	—	622,600

Total	$2,224,900	$1,050,900	$3,275,800	$2,937,700	$1,041,800	$3,979,500

By Industry:
Power generation	$15,600	$939,900	$955,500	$15,100	$929,300	$944,400
Oil refining	1,543,100	—	1,543,100	1,726,200	—	1,726,200
Pharmaceutical	38,200	—	38,200	39,800	—	39,800
Oil and gas	424,900	—	424,900	793,800	—	793,800
Chemical/petrochemical	177,000	—	177,000	331,800	200	332,000
Power plant operations and maintenance	—	111,000	111,000	—	112,300	112,300
Environmental	4,300	—	4,300	8,500	—	8,500
Other, net of eliminations	21,800	—	21,800	22,500	—	22,500

Total	$2,224,900	$1,050,900	$3,275,800	$2,937,700	$1,041,800	$3,979,500

Backlog, measured in terms of Foster Wheeler Scope	$1,461,900	$1,041,000	$2,502,900	$1,611,300	$1,031,900	$2,643,200

E & C Man-hours in Backlog (in thousands)	11,700		11,700	12,700		12,700

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.
     The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in decreases of $49,300 and $35,100, respectively, as of September 30, 2011 compared to December 31, 2010.
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

Application of Critical Accounting Estimates
     Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Management and the Audit Committee of our Board of Directors approve the critical accounting policies. A full discussion of our critical accounting policies and estimates is included in our 2010 Form 10-K. We did not have a significant change to the application of our critical accounting policies and estimates during the first nine months of 2011.
Accounting Developments
     In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2011-05, “Comprehensive Income.” ASU 2011-05 amends existing guidance in order to increase the prominence of items reported in other comprehensive income and eliminates the option to present components of other comprehensive income as part of the statement of changes in equity, the presentation format that we currently employ. Under ASU 2011-05, all non-owner changes in equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public companies, ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. Although we have not yet determined the manner of presentation that we will select, the adoption of this standard, beginning with our consolidated financial statements included in our quarterly report on Form 10-Q for the quarter ending March 31, 2012, will not have a material impact on our results of operation or financial position.
     In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 amends existing guidance in order to simplify how entities test goodwill for impairment. Previous guidance required an entity to test goodwill for impairment, at least annually, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then a second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amended guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. ASU 2011-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011 and early adoption is permitted. We test goodwill for impairment during our fourth quarter each year and plan to adopt this standard beginning with our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011. We expect that the adoption will not have a material impact on our results of operation or financial position.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the first nine months of 2011, there were no material changes in the market risks as described in our annual report on Form 10-K for the year ended December 31, 2010.

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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting in the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Under Swiss law, the cancellation of shares previously repurchased under our share repurchase program must be approved by our shareholders. Repurchased shares remain as treasury shares on our balance sheet until cancellation. We obtained specific shareholder approval for the cancellation of all treasury shares as of December 31, 2010 and amended our Articles of Association to reduce our share capital accordingly at our 2011 annual general meeting of shareholders on May 3, 2011. On July 22, 2011, the cancellation of shares was registered with the commercial register of the Canton of Zug in Switzerland. All shares acquired after December 31, 2010 will remain as treasury shares until shareholder approval for the cancellation is granted at a future general meeting of shareholders. Based on the aggregate share repurchases under our program through September 30, 2011, we are authorized to repurchase up to an additional $260,601 of our outstanding shares. The following table provides information with respect to purchases under our share repurchase program during the third quarter of 2011.

		Average	Total Number of Shares	Approximate Dollar Value
	Total Number	Price	Purchased as Part of	of Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Fiscal Month	Purchased(1)	Share	Plans or Programs	Plans or Programs

July 1, 2011 through July 31, 2011	—	$—	—
August 1, 2011 through August 31, 2011	3,526,194	22.69	3,526,194
September 1, 2011 through September 30, 2011	—	—	—

Total	3,526,194	$22.69	3,526,194 (2)	$260,601

(1)	During the third quarter of 2011, we repurchased an aggregate of 3,526,194 shares in open market transactions pursuant to our share repurchase program. We are authorized to repurchase up to an additional $260,601 of our outstanding shares. The repurchase program has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase program.

(2)	As of September 30, 2011, an aggregate of 30,653,174 shares were purchased for a total of $824,399 since the inception of the repurchase program announced on September 12, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibits

3.1	Articles of Association of Foster Wheeler AG. (Filed as Exhibit 3.1 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
3.2	Organizational Regulations of Foster Wheeler AG. (Filed as Exhibit 3.2 to Foster Wheeler AG’s Form 8-K, dated February 6, 2009 and filed on February 9, 2009, and incorporated herein by reference.)
4.0	Foster Wheeler AG hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler AG and its consolidated subsidiaries to the Commission upon request.
10.1*	Employment agreement between Foster Wheeler Inc. and J. Kent Masters, dated July 21, 2011. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, dated July 19, 2011 and filed on July 25, 2011, and incorporated herein by reference.)
10.2*	Fourth Amendment to the Employment Agreement between Foster Wheeler Inc. and Umberto della Sala, dated July 20, 2011. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, dated July 19, 2011 and filed on July 25, 2011, and incorporated herein by reference.)
23.1	Consent of Analysis, Research & Planning Corporation.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensation plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG (Registrant)
Date: November 3, 2011	/s/ J. Kent Masters
J. Kent Masters
Chief Executive Officer

Date: November 3, 2011	/s/ Franco Baseotto
Franco Baseotto
Executive Vice President, Chief Financial Officer and Treasurer