Form 10-K
period 2011-12-31
FOSTER WHEELER AG
filed 2012-02-23
CIK 1130385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    ☑  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,922,000,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Registered shares held as of such date by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 107,749,674 of the registrant’s registered shares outstanding as of February 10, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information by reference from the definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2011.

FOSTER WHEELER AG

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

Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation facilities, distribution facilities, gasification facilities and processing facilities associated with the metals and mining sector. Our Global E&C Group is also involved in the design of facilities in developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Additionally, our Global E&C Group is also involved in the development, engineering, construction, ownership and operation of power generation facilities, from conventional and renewable sources, and of waste-to-energy facilities.

Our Global E&C Group owns one of the leading technologies (SYDECSM delayed coking) used in refinery residue upgrading, in addition to other refinery residue upgrading technologies (solvent deasphalting and visbreaking), and a hydrogen production process used in oil refineries and petrochemical plants. We also own a proprietary sulfur recovery technology which is used to treat gas streams containing hydrogen sulfide for the purpose of reducing the sulfur content of fuel products and to recover a saleable sulfur by-product.

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

Our Global E&C Group generates revenues from design, engineering, procurement, construction and project management activities pursuant to contracts which generally span up to approximately four years in duration. Additionally, our Global E&C Group generates equity earnings from returns on its noncontrolling interest investments in various power production facilities.

Our Global Power Group designs, manufactures and erects steam generators and auxiliary equipment for electric power generating stations, district heating and power plants and industrial facilities worldwide. We believe that our competitive differentiation in serving these markets is the ability of our products to cleanly and efficiently burn a wide range of fuels, singularly or in combination. Our Global Power Group’s steam generators utilize a broad range of technologies, offering independent power producers, utilities, municipalities and industrial clients high-value technology solutions for converting a wide range of fuels, such as coal, lignite, petroleum coke, oil, gas, solar, biomass, municipal solid waste and waste flue gases, into steam, which can be used for power generation, district heating or industrial processes. Among these fuel sources, coal is the most widely used, and thus the market drivers and constraints associated with coal strongly affect the steam generator market and our Global Power Group’s business. Our Global Power Group also conducts research and development in the areas of combustion, solid, fluid and gas dynamics, heat transfer, materials and solid mechanics. Additionally, our Global Power Group owns a waste-to-energy facility and a controlling interest in a combined-cycle gas turbine facility and operates two cogeneration power facilities for steam/electric and refinery/electric power generation.

Our circulating fluidized-bed steam generator technology, which we refer to as CFB, is ideally suited to burn a very wide range of fuels, including low-quality and “waste-type” fuels, and we believe is generally recognized as one of the cleanest burning solid-fuel technologies available on a commercial basis in the world today.

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

Further, for the longer term, we are continuing our development of Flexi-BurnTM technology for our CFB steam generators at coal power plants. This technology will enable our CFB steam generators to capture and store CO2 by operating in “oxygen-firing CO2 capture” mode, commonly referred to as oxy-fuel combustion. In this mode, the CFB combustion process will produce a CO2-rich flue gas which can then be delivered to a storage location while avoiding the need for large, expensive and energy intensive post-combustion CO2 separation equipment.

We also design, manufacture and install auxiliary equipment, which includes steam generators for solar thermal power plants, feedwater heaters, steam condensers and heat-recovery equipment. Our Global Power Group also offers a full line of new and retrofit nitrogen-oxide, which we refer to as NOx, reduction systems such as selective non-catalytic and catalytic NOx reduction systems, as well as complete low-NOx combustion systems. Our multi-pollutant flue gas desulfurization, which we refer to as FGD, equipment utilizes scrubbing technology to capture sulfur dioxide, or SO2, and other harmful emissions and has the ability to meet all applicable emission regulations in the U.S. and Europe. During 2011, we acquired a company based in Germany that designs, manufactures and installs equipment which utilizes circulating dry ash flue gas scrubbing technology for all types of steam generators in the power and industrial sectors. This acquisition enhances our product portfolio. We provide a broad range of site services relating to these products, including construction and erection services, maintenance engineering, plant upgrading and life extensions.

Our Global Power Group generates revenues from engineering activities, equipment supply, construction contracts, operating and maintenance agreements, and royalties from licensing its technology. Additionally, our Global Power Group generates equity earnings from returns on its noncontrolling interest investments in various power production facilities.

In addition to these two business groups, which also represent two of our operating segments for financial reporting purposes, we report corporate center expenses, our captive insurance operation and expenses related to certain legacy liabilities, such as asbestos, in the Corporate and Finance Group, which also represents an operating segment for financial reporting purposes and which we refer to as the C&F Group.

Please refer to Note 14 to the consolidated financial statements in this annual report on Form 10-K for a discussion of our operating segments and geographic financial information relating to our operations.

Products and Services

Our Global E&C Group’s products and services include:

Consulting — Our Global E&C Group provides technical and economic analyses and study reports to owners, investors, developers, operators and governments. These services include concept and feasibility studies, market studies, asset assessments, environmental assessments, energy and emissions management, product demand and supply modeling, and technology evaluations.

Design and Engineering — Our Global E&C Group provides a broad range of engineering and design-related services. Our design and engineering capabilities include process, civil, structural, architectural, mechanical, instrumentation, electrical, and health, safety and environmental management. For each project, we identify the project requirements and then integrate and coordinate the various design elements. Other critical tasks in the design process may include engineering to optimize costs, risk and hazard reviews, and the assessment of construction, maintenance and operational requirements.

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

Procurement — Our procurement activities focus on those projects where we also execute the design and engineering work. We manage the procurement of materials, subcontractors and craft labor. Often, we purchase materials, equipment and third-party services on behalf of our client, where the client will pay for the purchased items or services at cost and reimburse us the cost of the associated services plus a margin or fee.

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

Operations and Maintenance — Our Global E&C Group provides plant operations and maintenance services, such as repair, renovation, predictive and preventative services and other aftermarket services. In some instances, our contracts may require us to operate a plant, which we have designed and built, for an initial period that may vary from a very short period to up to approximately two years.

Fired Heaters — Our Global E&C Group designs and supplies direct-fired furnaces used in a wide range of refining, petrochemical, chemical, oil and gas processes, including fired heaters and waste heat recovery units. In addition, our Global E&C Group also designs and supplies fired heaters which form an integral part of our proprietary delayed coking and hydrogen production technologies.

The principal products of our Global Power Group are steam generators, which are commonly referred to as boilers. Our steam generators produce steam in a range of conditions and qualities, from low-pressure saturated steam to high quality superheated steam at either sub-critical or supercritical conditions (steam pressures above approximately 3,200 pounds-force per square inch absolute). The steam produced by steam generators can be used to produce electricity in power plants, to heat buildings and in the production of many manufactured goods and products, such as paper, chemicals and food products. Our steam generators convert the energy of a wide range of solid and liquid fuels, as well as hot process gases, into steam and can be classified into several types: circulating fluidized-bed, pulverized coal, grate, fully assembled package, field erected oil and gas, waste heat, and heat recovery steam generators. The two most significant elements of our product portfolio are our CFB and PC steam generators.

Our Global Power Group’s products and services include:

Circulating Fluidized-Bed Steam Generators — Our Global Power Group designs, manufactures and supplies steam generators that utilize our proprietary CFB technology to clients worldwide. We believe that CFB combustion is generally recognized as one of the most commercially viable, fuel-flexible and clean burning ways to generate steam on a commercial basis from coal and many other solid fuels and waste products. A CFB steam generator utilizes air nozzles on the floor and lower side walls of its furnace to mix and fluidize the fuel particles as they burn, resulting in a very efficient combustion and heat transfer process. The fuel and other added solid materials, such as limestone, are continuously recycled through the furnace to maximize combustion efficiency and the capture of pollutants, such as the oxides of sulfur, which we refer to as SOx. Due to the efficient mixing of the fuel with the air and other solid materials and the long period of time the fuel remains in the combustion process, the temperature of the process can be greatly reduced below that of a conventional burning process. This has the added benefit of reducing the formation of NOx, which is another pollutant formed during the combustion process. Due to these benefits, additional SOx and NOx control systems are frequently not needed. Supercritical CFB steam technology dramatically raises the pressure of water as it is converted to steam, allowing the steam to absorb more heat from the combustion process, which results in a substantial improvement of approximately 5-15% in the efficiency of an electric power plant. To meet the requirements of the utility power sector, our Global Power Group offers supercritical CFB steam generators that range from 400 megawatt electrical, or MWe, up to 800 MWe in single unit sizes, in addition to subcritical CFB steam generators which typically range between 30-400 MWe. As discussed above, we are continuing to develop Flexi-BurnTM technology for our CFB steam generators. We have received two projects which incorporate our carbon-capturing Flexi-BurnTM technology. These two projects include a contract award to carry out the detailed engineering and supply of a pilot-scale CFB steam generator and we have signed, together with other parties, a grant agreement with the European Commission to support the technology development of a commercial scale Carbon Capture and Storage demonstration plant. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Segments,” for further discussion of these projects.

Pulverized Coal Steam Generators — Our Global Power Group designs, manufactures and supplies PC steam generators to clients worldwide. PC steam generators are commonly used in large coal-fired power plant applications. The coal is pulverized into fine particles and injected into the steam generator through specially designed low NOx burners. Our PC steam generators control NOx by utilizing advanced low-NOx combustion technology and selective catalytic reduction technology, which we refer to as SCR. PC technology requires FGD equipment to be installed to capture SOx. We offer our PC steam generators with either conventional sub-critical steam technology or more efficient supercritical steam technology for electric power plant applications. PC steam generators typically range from 200-800 MWe.

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

Auxiliary Equipment and Aftermarket Services — Our Global Power Group also manufactures and installs auxiliary and replacement equipment for utility power and industrial facilities, including steam generators for solar thermal power plants, surface condensers, feed water heaters, coal pulverizers, steam generator coils and panels, biomass gasifiers, and replacement parts. Additionally, we install NOx and SOx reduction systems manufactured by third parties. The NOx reduction systems include SCR equipment and low-NOx combustion systems for PC steam generators, which significantly reduce NOx emissions from PC steam generators. The SOx reduction systems include FGD equipment which captures SO2 and other harmful emissions. Our Global Power Group also performs steam generator modifications and provides engineered solutions for steam generators worldwide.

We provide a broad range of site services relating to these products, including construction and erection services, maintenance engineering, plant upgrading and life extension, and plant repowering. Our Global Power

Group also conducts research and development in the areas of combustion, fluid and gas dynamics, heat transfer, materials and solid mechanics. In addition, our Global Power Group licenses its technology to a limited number of third parties in select countries or markets.

Industries We Serve

We serve the following industries:

•	Oil and gas;

•	Oil refining;

•	Chemical/petrochemical;

•	Pharmaceutical;

•	Environmental;

•	Metals and mining;

•	Power generation; and

•	Power plant operation and maintenance.

Customers and Marketing

We market our services and products through a worldwide staff of sales and marketing professionals, through a network of sales representatives and through partnership or joint venture arrangements with unrelated third-parties. Our businesses are not seasonal and are not dependent on a limited group of clients. One client accounted for approximately 26%, 25% and 24% of our consolidated operating revenues (inclusive of flow-through revenues) in 2011, 2010 and 2009, respectively; however, the associated flow-through revenues included in these percentages accounted for approximately 25%, 23% and 22% of our consolidated operating revenues in 2011, 2010 and 2009, respectively. No other single client accounted for ten percent or more of our consolidated revenues in 2011, 2010 or 2009. Representative clients include state-owned and multinational oil and gas companies; major petrochemical, chemical, metals and mining, and pharmaceutical companies; national, municipal and independent electric power generation companies; utilities; and government agencies throughout the world. The majority of our revenues and new business originates outside of the United States.

Licenses, Patents and Trademarks

We own and license patents, trademarks and know-how, which are used in each of our business groups. The life cycles of the patents and trademarks are of varying durations. We are not materially dependent on any particular patent or trademark, although we depend on our ability to protect our intellectual property rights to the technologies and know-how used in our proprietary products. As noted above, our Global Power Group has granted licenses to a limited number of companies in select countries to manufacture steam generators and related equipment and certain of our other products. During 2011, our principal licensees were located in India, Japan and South Korea. Recurring royalty revenues have historically ranged from approximately $5,000 to $10,000 per year.

Unfilled Orders

We execute our contracts on lump-sum turnkey, fixed-price, target-price with incentives and cost-reimbursable bases. Generally, we believe contracts are awarded on the basis of price, acceptance of certain project-related risks, technical capabilities and availability of qualified personnel, reputation for quality and ability to perform in a timely manner, ability to execute projects in line with client expectations, including the location of engineering activities and the ability to meet local content requirements, and safety record. On certain contracts our clients may make a down payment at the time a contract is executed and continue to make progress payments until the contract is completed and the work has been accepted as satisfying contract requirements. Our products are custom designed and manufactured, and are not produced for inventory. Our Global E&C Group frequently purchases materials, equipment, and third-party services at cost for clients on a cash neutral/reimbursable basis when providing engineering specification or procurement services, referred to as “flow-through” amounts. “Flow-through” amounts are recorded both as revenues, which we refer to as flow-through revenues, and cost of operating revenues with no profit recognized.

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

Use of Raw Materials

We source the materials used in our manufacturing and construction operations from several countries. Our procurement of materials, consisting mainly of steel products and manufactured items, is heavily dependent on unrelated third-party sources. These materials are subject to timing of availability and price fluctuations, which we monitor on a regular basis. We have access to numerous global sources and are not dependent on any single source of supply.

Compliance with Government Regulations

We are subject to certain federal, state and local environmental, occupational health and product safety laws arising from the countries where we operate. We also purchase materials and equipment from third-parties, and engage subcontractors, who are also subject to these laws and regulations. We believe that all of our operations are in material compliance with those laws and we do not anticipate any material capital expenditures or material adverse effects on earnings or cash flows as a result of complying with those laws. Additionally, please refer to Note 16 to the consolidated financial statements in this annual report on Form 10-K for a discussion of our environmental matters.

Employees

The following table indicates the number of full-time, temporary and agency personnel in each of our business groups. We believe that our relationship with our employees is satisfactory.

	As of December 31,
	2011	2010
Global E&C Group	8,602	9,037
Global Power Group	3,119	2,987
C&F Group	77	81

Total	11,798	12,105

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

The vast majority of the market opportunities that we pursue are subject to a competitive tendering process, and we believe that our target customers consider the price, acceptance of certain project-related risks, technical capabilities and availability of qualified personnel, reputation for quality and ability to perform in a timely manner, ability to execute projects in line with client expectations, including the location of engineering activities and the ability to meet local content requirements, and safety record as the primary factors in determining which qualified contractor is awarded a contract. We believe that we derive our competitive strength from our reputation for quality of our services and products, technology, worldwide procurement capability, project management expertise, ability to execute complex projects, professionalism, strong safety record and lengthy experience with a wide range of services and technologies.

Companies that compete with our Global E&C Group include but are not limited to the following: Bechtel Corporation; Chicago Bridge & Iron Company N.V.; Chiyoda Corporation; Fluor Corporation; Jacobs Engineering Group Inc.; JGC Corporation; KBR, Inc.; Saipem S.p.A.; Shaw Group, Inc.; Technip; Técnicas Reunidas, SA; and Worley Parsons Ltd.

Companies that compete with our Global Power Group include but are not limited to the following: Alstom Power S.A.; Andritz Group AG; The Babcock & Wilcox Company; Babcock Power Inc.; Dongfang Boiler Works (a subsidiary of Dong Fang Electric Corporation); Doosan-Babcock; Harbin Boiler Co., Ltd.; Hitachi, Ltd.; Metso Corporation; Mitsubishi Heavy Industries Ltd.; and Shanghai Boiler Works Ltd.

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

The Redomestication

In 2009, we redomesticated our ultimate parent company from Bermuda to Switzerland. Through a scheme of arrangement, we effectively changed our place of incorporation from Bermuda to the Canton of Zug, Switzerland. The scheme of arrangement was approved by the common shareholders of Foster Wheeler Ltd. on January 27, 2009 and was sanctioned by the Supreme Court of Bermuda on January 30, 2009. On February 9, 2009, the following steps occurred pursuant to the scheme of arrangement:

1. all fractional common shares of Foster Wheeler Ltd. were cancelled and Foster Wheeler Ltd. paid to each holder of fractional shares that were cancelled an amount based on the average of the high and low trading prices of Foster Wheeler Ltd. common shares on the NASDAQ Global Select Market on February 5, 2009, the business day immediately preceding the effectiveness of the scheme of arrangement;

2. all previously outstanding whole common shares of Foster Wheeler Ltd. were cancelled;

3. Foster Wheeler Ltd., acting on behalf of its shareholders, issued 1,000 common shares (which constituted all of Foster Wheeler Ltd.’s common shares at such time) to Foster Wheeler AG;

4. Foster Wheeler AG increased its share capital and filed amended articles of association reflecting the share capital increase with the Swiss Commercial Register; and

5. Foster Wheeler AG issued registered shares to the holders of whole Foster Wheeler Ltd. common shares that were cancelled.

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

Risks Related to Our Operations

The nature of our contracts subjects us to risks related to each project’s technical design and associated warranty obligations, changes from original projections for costs and schedules which, particularly with our current and future lump-sum or fixed-price contracts and other shared risk contracts, may result in significant losses if costs are greater than anticipated and/or contractual schedules are not met.

We assume each project’s technical risk and associated warranty obligations on all of our contracts and projects, meaning that we must tailor products and systems to satisfy the technical requirements of a project even though, at the time the project is awarded, we may not have previously produced such a product or system. Warranty obligations can range from re-performance of engineering services to modification or replacement of equipment. We also assume the risks related to revenue, cost and gross profit realized on such contracts that can vary, sometimes substantially, from the original projections due to changes in a variety of other factors, including but not limited to:

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

Some of our contracts are fixed-price contracts and other shared-risk contracts, which are inherently risky because we agree to the selling price of the project, based on estimates, at the time we enter into the contract. The selling price is based on estimates of the ultimate cost of the contract and we assume substantially all of the risks associated with completing the project, as well as the post-completion warranty obligations. Certain of these contracts are lump-sum turnkey projects where we are responsible for all aspects of the work from engineering through construction, as well as commissioning, all for a fixed selling price. We may be subject to penalties if portions of the long-term fixed priced projects are not completed in accordance with agreed-upon time limits.

Therefore, significant losses can result from performing large, long-term projects on a fixed-price or lump-sum basis. These losses may be material, including in some cases up to or exceeding the full contract value in certain events of non-performance and/or delay, and could negatively impact our business, financial condition, results of operations and cash flows. As of December 31, 2011, our backlog included $164,300 attributable to lump-sum turnkey contracts and $1,512,600 attributable to other fixed-price contracts, which represented 5% and 42%, respectively, of our total backlog. We may increase the size and number of fixed-price or lump-sum turnkey contracts, sometimes in countries where or with clients with whom we have limited previous experience.

We have and may continue to bid for and enter into such contracts through partnerships or joint ventures with third-parties. These arrangements increase our ability and willingness to bid for increased numbers of contracts and/or contracts of increased size. In some cases, applicable law and joint venture or other agreements may provide that each joint venture partner is jointly and severally liable for all liabilities of the venture. Entering into these partnerships or joint ventures exposes us to credit and performance risks of those third-party partners, which could have a negative impact on our business and our results of operations if these parties fail to perform under the arrangements.

Failure by us to successfully defend against claims made against us by project owners, suppliers or project subcontractors, or failure by us to recover adequately on our claims made against project owners, suppliers or subcontractors, could materially adversely affect our business, financial condition, results of operations and cash flows.

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

The weakness in the global economy has impacted the demand for the products that our Global E&C Group’s clients produce. We have seen instances of postponement or cancellation of prospects; clients electing to proceed with their investments in tranches on a piecemeal basis; clients releasing us to proceed on projects in phases; clients conducting further analysis before deciding to proceed with their investments or re-evaluating the size, timing, location or configuration of specific planned projects to make them more economically viable; and intensified competition among engineering and construction contractors, which has resulted in pricing pressure. These factors may continue in the future.

A number of constraining factors continue to impact the markets that our Global Power Group serves. The markets that we serve have been unfavorably affected by the weakness in the global economy and its impact on the near-term growth in demand for electricity and steam for industrial production and processes. Additionally, our industry has been impacted by political and environmental sensitivity regarding coal-fired steam generators, particularly in the U.S. and Western Europe, as well as the outlook for continued lower natural gas pricing over the next three-to-five years, driven by increasing supply and new liquefied natural gas capacity, which has increased the attractiveness of natural gas, in relation to coal, for the generation of electricity. These factors may continue in the future.

There is also potential downside risk to global economic growth driven primarily by sovereign debt and bank funding pressures in the Eurozone and the speed at which governmental efforts directed at spending and debt reduction are being implemented in the U.S. and Japan. If these risks materialize, both of our business groups could be impacted.

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

Our results of operations and cash flows can fluctuate from quarter to quarter depending on the timing of our contract awards. In addition, certain of these contracts are subject to client financing contingencies and envi-

ronmental permits, and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing and approvals for the project, which could result in a delay or cancellation of the proposed project and thereby reduce our revenues and profits.

In addition, our performance is greatly impacted by our ability to utilize our workforce. We maintain our workforce based on our current and anticipated projects, including expected new contract awards. If we do not receive new contract awards or if awards are delayed, or if our projects experience changes from estimates related to unanticipated scheduling delays or experience modifications regarding the scope of work to be performed, we may incur significant costs if we cannot reallocate staffing in a timely manner or terminate the employment of excess staffing.

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

We have worldwide operations that are conducted through our subsidiaries, as well as through agreements with joint venture partners. Our subsidiaries have operations located in Asia, Australia, Europe, the Middle East, North America, South Africa and South America. Additionally, we purchase materials and equipment on a worldwide basis and are heavily dependent on unrelated third-party sources for these materials and equipment. Our worldwide operations are subject to risks that could materially adversely affect our business, financial condition, results of operations and cash flows, including:

•	uncertain political, legal and economic environments;

•	potential incompatibility with joint venture partners;

•	foreign currency controls and fluctuations;

•	energy prices and availability;

•	war and civil disturbances;

•	terrorist attacks;

•	natural disasters;

•	the imposition of additional governmental controls and regulations;

•	labor problems and safety practices; and

•	interruptions to shipping lanes or other methods of transit.

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

As part of our business operations, we maintain insurance coverage both as a corporate risk management strategy and in order to satisfy the requirements of many of our contracts. Although we have in the past been able to satisfy our insurance needs, there can be no assurance that we will be able to secure all necessary or appropriate insurance coverage in the future. Our insurance is purchased from a number of the world’s leading providers, often in layered insurance arrangements. We monitor the financial health of the insurance companies from which we hold policies, and review the financial health of an insurer prior to purchasing a policy. If any of our third party insurers fail, refuse to renew or revoke coverage or otherwise cannot satisfy their insurance requirements to us, then our overall risk exposure and operational expenses could be increased and our business operations could be interrupted.

We are subject to anti-bribery laws in the countries in which we operate. Failure to comply with these laws could result in our becoming subject to penalties and the disruption of our business activities.

Many of the countries in which we transact business have laws that restrict the offer or payment of anything of value to government officials or other persons with the intent of gaining business or favorable government action. We are subject to these laws in addition to being governed by the U.S. Foreign Corrupt Practices Act restricting these types of activities. In addition to prohibiting certain bribery-related activity with foreign officials and other persons, these laws provide for recordkeeping and reporting obligations. Our policies mandate compliance with these anti-bribery laws and we have procedures and controls in place to monitor internal and external compliance. However, any failure by us, our subcontractors, agents or others who work for us on our behalf to comply with these legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties. The failure to comply with these legal and regulatory obligations could also disrupt our business activities.

We may be negatively impacted by an increase in our effective tax rate.

Our effective tax rate can fluctuate significantly from period to period as a result of changes in tax laws, treaties or regulations, or their interpretation, of any country in which we operate, the varying mix of income earned in the jurisdictions in which we operate, the realizability of deferred tax assets, including our inability to recognize a tax benefit for losses generated by certain unprofitable operations, cash repatriations decisions, changes in uncertain tax positions and the final outcome of tax audits and related litigation. An increase in our effective tax rate could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our success depends significantly on our ability to protect our intellectual property rights to the technologies and know-how used in our proprietary products, including rights which we license to third parties. We rely on patent protection, as well as a combination of trade secret, unfair competition and similar laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage.

We also rely on unpatented proprietary technology. We cannot provide assurance that we can meaningfully protect all of our rights in our unpatented proprietary technology, or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology.

Additionally, we also hold licenses from third parties that are necessary to utilize certain technologies used in the design and manufacturing of some of our products. The loss of such licenses would prevent us from manufacturing and selling these products, which could harm our business.

We rely on our information and communication systems and data in our operations. Failure in the availability or security of our information and communication systems or in data security could adversely affect our business and results of operations.

The efficient operation of our business is dependent on our information and communication systems and our use of our internal data and our clients’ data, including electronic and hardcopy data formats. Information and communication systems by their nature are susceptible to internal and external security breaches, including computer hacker and cyber terrorist breaches, and can fail or become unavailable for a significant period of time. Additionally, if our data security controls fail, we are at risk of intentionally or unintentionally disclosing our or our clients’ data, including trade secrets and blueprints. This could lead to the violation of client confidentiality agreements and loss of critical data. While we have implemented internal controls for information and communication systems and data security, there can be no assurance that the unavailability of the information and communication systems, the failure of these systems to perform as anticipated for any reason or any significant breach of system or data security may not occur which could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer.

Risks Related to Our Liquidity and Capital Resources

We require cash repatriations from our subsidiaries to meet our cash needs related to our asbestos-related and other liabilities, corporate overhead expenses and share repurchases. Our ability to repatriate funds from our subsidiaries is limited by a number of factors.

We are dependent on cash repatriations to cover essentially all payments and expenses of our holding company and principal executive offices in Switzerland, to cover cash needs related to our asbestos-related liability and other overhead expenses in the U.S. and, at our discretion, to pay for the acquisition of our shares under our share repurchase program. There can be no assurance that our forecasted cash repatriations will occur as our subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, to comply with covenants and for other general corporate purposes. The repatriation of funds may also subject those funds to taxation in some jurisdictions. The inability to repatriate cash could negatively impact our business, financial condition, results of operations and cash flows.

Certain of our various debt agreements impose financial covenants, which may prevent us from capitalizing on business opportunities, which could negatively impact our business.

Certain of our debt agreements, including our U.S. senior secured credit agreement, impose financial covenants on us. These covenants limit our ability to incur indebtedness, pay dividends or make other distributions, make investments and acquisitions, and sell assets. These limitations may restrict our ability to pursue business opportunities, which could negatively impact our business.

We may have significant working capital requirements, which if unfunded could negatively impact our business, financial condition and cash flows.

In some cases, we may require significant amounts of working capital to finance the purchase of materials and/or the performance of engineering, construction and other work on certain of our projects before we receive payment from our customers. In some cases, we are contractually obligated to our customers to fund working capital on our projects. Increases in working capital requirements could negatively impact our business, financial condition and cash flows.

Additionally, we could temporarily experience a liquidity shortfall if we are unable to access our cash balances and short-term investments to meet our working capital requirements. Our cash balances and short-term investments are in accounts held by major banks and financial institutions, and some of our deposits exceed available insurance. The banks or financial institutions in which we hold our cash and short-term investments have not gone into bankruptcy or forced receivership, or been seized by their governments. However, there is a risk that this could occur in the future and that we could temporarily experience a liquidity shortfall or fail to recover our deposits in excess of available insurance.

Further significant deterioration of the current global economic and credit market environment, particularly in the Eurozone countries, could challenge our efforts to maintain our well-diversified asset allocation with creditworthy financial institutions.

In addition, we may invest some of our cash in longer-term investment opportunities, including the acquisition of other entities or operations, the reduction of certain liabilities such as unfunded pension liabilities and/or repurchases of our outstanding registered shares. To the extent we use cash for such other purposes, the amount of cash available for the working capital needs described above would be reduced.

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

We are exploring possible acquisitions within the engineering and construction industry to strategically complement or expand on our technical capabilities or access to new market segments. We are also exploring possible acquisitions within the power industry to complement our product offerings. The acquisition of companies and assets in the engineering and construction and power industries is subject to substantial risks, including the failure to identify material problems during due diligence, the risk of over-paying for assets and the inability to arrange financing for an acquisition as may be required or desired. Further, the identification, negotiation, integration and consolidation of acquisitions require substantial human, financial and other resources including management time and attention, and ultimately, our acquisitions may not be successfully completed or integrated and/or our resources may be diverted. There can be no assurances that we will consummate any such future acquisitions, that any acquisitions we make will perform as expected or that the returns from such acquisitions will support the investment paid to acquire them or the capital expenditures needed to develop them.

Risks Related to Asbestos Claims

The number and cost of our current and future asbestos claims in the United States could be substantially higher than we have estimated and the timing of payment of claims could be sooner than we have estimated, which could materially adversely affect our business, financial condition, results of operations and cash flows.

Some of our subsidiaries are named as defendants in numerous lawsuits and out-of-court administrative claims pending in the United States in which the plaintiffs claim damages for alleged bodily injury or death arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. We expect these subsidiaries to be named as defendants in similar suits and that new claims will be filed in the future. For purposes of our financial statements, we have estimated the indemnity and defense costs to be incurred in resolving pending and forecasted U.S. claims through 2026. Although we believe our estimates are reasonable, the actual number of future claims brought against us and the cost of resolving these claims could be substantially higher than our estimates. Some of the factors that may result in the costs of asbestos claims being higher than our current estimates include:

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

The total liability recorded on our consolidated balance sheet as of December 31, 2011 is based on estimated indemnity and defense costs expected to be incurred through 2026. We believe that it is likely that there will be new claims filed after 2026, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after 2026. Our forecast contemplates that the number of new claims requiring indemnity will decline from year to year. If future claims fail to decline as we expect, our aggregate liability for asbestos claims will be higher than estimated.

We have worked with Analysis, Research Planning Corporation, or ARPC, nationally recognized consultants in the United States with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at each year-end based on a 15-year forecast. Each year we have recorded our estimated asbestos liability at a level consistent with ARPC’s reasonable best estimate. ARPC reviews our asbestos indemnity payments, defense costs and claims activity and compares them to our 15-year forecast prepared at the previous year-end. Based on its review, ARPC may recommend that the assumptions used to estimate our future asbestos liability be updated, as appropriate.

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

The failure by our U.S. subsidiaries to obtain current and future asbestos-related insurance recoveries could materially adversely affect our business, financial condition, results of operations and cash flows.

The asbestos-related asset recorded on our consolidated balance sheet as of December 31, 2011 represents our best estimate of insurance recoveries from settled and expected future insurance recoveries relating to our U.S. liability for pending and estimated future asbestos claims through 2026.

Over the last several years, certain of our subsidiaries have entered into settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. During 2011 and 2010, our subsidiaries reached agreements with certain of their insurers to settle their disputed asbestos-related insurance coverage. As a result of these settlements, we increased our asbestos-related insurance recovery assets and recorded settlement gains. However, certain of the settlements with insurance companies during the past several years were for fixed dollar amounts that do not change as the liability changes. Accordingly, increases in the asbestos-related liabilities would not result in an equal increase in the insurance recovery assets and we would have to fund the difference, which would reduce our cash flows and working capital.

Additionally, our ability to continue to recover under these insurance policies is also dependent upon the financial solvency of our insurers. Our insurance recoveries may be limited by future insolvencies among our insurers. Other than receivables related to bankruptcy liquidation awards, we have not assumed recovery in the estimate of our asbestos-related insurance recovery assets from any of our currently insolvent insurers. Other insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. If we fail to realize expected insurance recoveries, or experience delays in receiving material amounts from our insurers, our business, financial condition, results of operations and cash flows could be materially adversely affected.

A number of asbestos-related claims have been received by our subsidiaries in the United Kingdom. To date, these claims have been substantially covered by insurance policies and proceeds from the policies have been paid directly to the plaintiffs. The timing and amount of asbestos claims that may be made in the future, the financial solvency of the insurers and the amounts that may be paid to resolve the claims are uncertain. The insurance carriers’ failure to make payments due under the policies could materially adversely affect our business, financial condition, results of operations and cash flows.

Some of our subsidiaries in the United Kingdom have received claims alleging personal injury arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. We expect these subsidiaries to be named as defendants in additional suits and claims brought in the future. To date, insurance policies have provided coverage for substantially all of the costs incurred in connection with resolving asbestos claims in the United Kingdom. In our consolidated balance sheet as of December 31, 2011, we have recorded U.K. asbestos-related insurance recovery assets equal to the U.K. asbestos-related liabilities, which are comprised of an estimated liability relating to open (outstanding) claims and an estimated liability relating to future unasserted claims through 2026. Our ability to continue to recover under these insurance policies is dependent upon, among other things, the timing and amount of asbestos claims that may be made in the future, the financial solvency of our insurers and the amounts that may be paid to resolve the claims. These factors could significantly limit our insurance recoveries, which could materially adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Our Financial Reporting and Corporate Governance

If we have a material weakness in our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

Although we had no material weaknesses as of December 31, 2011, we have reported material weaknesses in our internal control over financial reporting in the past. There can be no assurance that we will avoid a material weakness in the future. If we have another material weakness in our internal control over financial reporting in the future, it could adversely impact our ability to report our financial results in a timely and accurate manner.

Our use of the percentage-of-completion accounting method could result in a reduction or elimination of previously reported profits.

A substantial portion of our operating revenues, cost of operating revenues and contract profit are recognized using the percentage-of-completion method of accounting. Under this method of accounting, the earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Revisions to estimated revenues and estimated costs can and do result in changes to previously reported revenues, costs and profits. For further information on our revenue recognition methodology, please refer to Note 1, “Summary of Significant Accounting Policies — Revenue Recognition on Long-Term Contracts,” to the consolidated financial statements in this annual report on Form 10-K.

Registered holders who acquired our shares after the Redomestication must apply for enrollment in our share register as shareholders with voting rights in order to have voting rights; we may deny such registration under certain circumstances.

To be able to exercise voting rights, registered holders of our shares who acquired our shares after the Redomestication must apply to us for enrollment in our share register as shareholders with voting rights. Our board of directors may refuse to register holders of shares as shareholders with voting rights based on certain grounds. In particular, under our articles of association, no shareholder will be registered with voting rights for 10% or more of our share capital as recorded in the commercial register unless determined otherwise by our board of directors, subject to exceptions for Cede & Co. and other nominees of clearing organizations. Only shareholders that are registered as shareholders with voting rights on the relevant record date are permitted to participate in and vote at a general shareholders’ meeting. Registered holders who received our shares as a result of the Redomestication are registered as shareholders with voting rights and shareholders who hold in “street name” will be entitled to participate in and vote at a general shareholders’ meeting through Cede & Co.

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

Swiss law allows our shareholders to authorize share capital that can be issued by the board of directors without further shareholder approval. Such authorization is limited to 50 percent of the issued share capital and expires after two years at the latest and must therefore be renewed by our shareholders every two years.

Additionally, subject to specified exceptions, including exceptions explicitly described in our articles of association, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions. In the event we need to raise share capital at a time when the trading price of our shares is below the CHF 3.00 (equivalent to U.S. $3.19, based on a foreign exchange rate of CHF 0.9406 to U.S. $1.00 on December 31, 2011) par value of the shares, we will need to obtain the approval of our shareholders to decrease the par value of our issued shares or issue another class of shares with a lower par value. Any reduction in par value would decrease our par value available for future repayment of share capital not subject to Swiss withholding tax. In addition, we will not be able to issue options under our various compensation and benefit plans with an exercise price below the par value, which could limit the flexibility of our compensation arrangements. Swiss law also reserves for approval by shareholders many corporate actions over which a board of directors would have authority in some other jurisdictions. For example, dividends must be approved by shareholders. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

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

If we are not successful in our efforts to make distributions, if any, through a reduction of par value or pay dividends, if any, out of qualifying additional paid-in capital, then any dividends paid by us will generally be subject to a Swiss federal withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. A U.S. tax resident shareholder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, which we refer to as the “U.S.-Swiss Treaty,” may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting stock, or for a full refund in the case of qualified pension funds). Capital distribution payments in the form of a par value reduction or payment of a dividend out of qualifying additional paid-in capital are not subject to Swiss withholding tax. However, there can be no assurance that our shareholders will approve a reduction in par value or a dividend out of qualifying additional paid-in capital; that we will be able to meet the other legal requirements for a reduction in par value or a dividend out of qualifying additional paid-in capital; or that Swiss withholding rules will not be changed in the future. In addition, over the long term, the amount of par value available for us to use for par value reductions will be limited. If we are unable to make a distribution through a reduction in par value or pay a dividend out of qualifying additional paid-in capital, we may not be able to make distributions without subjecting our shareholders to Swiss withholding taxes.

We have anti-takeover provisions in our articles of association that may discourage a change of control.

Our articles of association and Swiss law contain provisions that could make it more difficult for a third-party to acquire us without the consent of our board of directors. These provisions provide for:

•

Our board of directors to be divided into three classes serving staggered three-year terms. In addition, directors may be removed from office, by the affirmative vote of the holders of two-thirds of the votes cast at the applicable shareholders meeting. These provisions of our articles of association may delay or limit the ability of a shareholder to obtain majority representation on the board of directors.

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

We are a Swiss company and it may be difficult to enforce judgments against us or our directors and executive officers.

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

The following table provides the location and general use of our materially important owned or leased physical properties by business segment as of December 31, 2011. All or part of the listed properties may be leased or subleased to other affiliates. All properties are in good condition and adequate for their intended use.

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)(1)
Corporate and Finance Group
Zug, Switzerland	Registered Office	Leased (2014)
Geneva, Switzerland	Principal executive offices	Leased (2020)
Hampton, New Jersey(2)	Office & engineering	Leased (2022)

Global Engineering & Construction Group
Avellino, Italy(3)	Wind farm towers	Owned
Chennai, India	Office & engineering	Leased (2012-2017)
Glasgow, Scotland(4)	Office & engineering	Owned
Gurgaon, India	Office & engineering	Leased (2018)
Houston, Texas	Office & engineering	Leased (2018)
Istanbul, Turkey	Office & engineering	Leased (2013)
Kolkata, India	Office & engineering	Leased (2012-2017)
Madrid, Spain	Office & engineering	Leased (2015)
Middlesborough, England	Office	Leased (2012)
Midrand, South Africa	Office & engineering	Owned
Milan, Italy	Office & engineering	Leased (2014-2017)
Paris, France	Office & engineering	Leased (2017)
Philadelphia, Pennsylvania	Office	Leased (2017)
Provence, France	Office & engineering	Leased (2014)
Reading, England	Office, engineering & warehouse	Leased (2020-2024)
Santiago, Chile	Office & engineering	Leased (2014)
Shanghai, China	Office & engineering	Leased (2012-2013)
Singapore	Office & engineering	Leased (2013)
South Jordan, Utah	Office & engineering	Leased (2019)
Sriracha, Thailand	Office & engineering	Leased (2012-2013)

Global Power Group
Camden, New Jersey(5)	Waste-to-energy plant	Owned
Espoo, Finland	Office	Leased (2012)
Friedrichsdorf, Germany	Office & engineering	Leased (2016)
Krefeld, Germany	Manufacturing & office	Leased (2016)
Kurikka, Finland	Manufacturing & office	Leased (2013)
Madrid, Spain	Office & engineering	Leased (2015)
Martinez, California	Cogeneration plant	Owned
McGregor, Texas	Manufacturing and office	Owned
Melbourne, Florida	Office & warehouse	Leased (2013)
Norrkoping, Sweden	Manufacturing & office	Leased (2014)
Rayong, Thailand	Manufacturing & office	Leased (2017)

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)(1)
Shanghai, China	Office	Leased (2012-2013)
Sosnowiec, Poland(6)	Office, engineering and manufacturing	Leased
Talcahuano, Chile	Cogeneration plant-facility site	Leased (2035)
Tarragona, Spain	Manufacturing	Owned
Varkaus, Finland(7)	Manufacturing & office	Owned
Xinhui, Guangdong, China(8)	Manufacturing, office & warehouse	Leased (2012-2045)

(1)	Properties with date ranges represent multiple leases at the same location with lease expiration dates within the range listed.

(2)	The facility is also utilized by the Global Engineering & Construction Group and the Global Power Group.

(3)	The two wind farm towers are owned and the land for the two towers is leased (2013-2016).

(4)	Portion or entire facility leased or subleased to third parties.

(5)	The waste-to-energy plant facility is owned and the land is leased (2015).

(6)	The manufacturing facility is leased (2089) and the office and engineering facilities are leased on a month-to-month basis with no contractual termination date.

(7)	The manufacturing facility is owned and the office facility is leased (2031).

(8)	A portion of the manufacturing facilities are leased on a month-to-month basis with no contractual termination date.

ITEM 3.	LEGAL PROCEEDINGS

For information on asbestos claims and other material litigation affecting us, see Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Estimates” and Note 16, “Litigation and Uncertainties,” to our consolidated financial statements in this annual report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following chart lists the quarterly high and low sales prices of our shares on the NASDAQ Global Select Market during 2011 and 2010.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2011 Share prices:
High	$39.75	$38.74	$30.77	$23.08
Low	$32.46	$28.28	$17.00	$16.40

2010 Share prices:
High	$35.01	$32.38	$25.89	$35.39
Low	$23.98	$20.54	$20.33	$22.53

We had 2,526 shareholders of record, as defined under Regulation S-K Item 201, and 107,749,674 registered shares outstanding as of February 10, 2012.

We have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends. Our current U.S. senior secured credit agreement contains limitations on our ability to pay cash dividends.

Performance Graph

As a result of the Redomestication described in Item 1, “Business — The Redomestication,” on February 9, 2009 Foster Wheeler AG became the parent company of our group of companies and its registered shares were listed on the NASDAQ Global Select Market under the symbol “FWLT,” the same symbol under which Foster Wheeler Ltd. common shares were previously listed. The performance information below relates to sales prices of Foster Wheeler Ltd. common shares for periods prior to the Redomestication.

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

In the preparation of the line graph, we used the following assumptions: (i) $100 was invested in each of our shares, the S&P 500 Index and the Peer Group on December 29, 2006, (ii) dividends, if any, were reinvested, and (iii) the investments were weighted on the basis of market capitalization.

	December 29, 2006	December 28, 2007	December 26, 2008	December 31, 2009	December 31, 2010	December 31, 2011

Foster Wheeler AG	$100.00	$283.41	$85.02	$106.78	$125.21	$69.42
S&P 500 Index	100.00	106.22	64.22	84.05	96.71	98.76
Peer Group *	100.00	201.81	73.59	93.54	137.54	112.38

*

The following companies comprise the Peer Group: Chicago Bridge & Iron Company N.V., Fluor Corporation, Jacobs Engineering Group Inc., KBR, Inc., McDermott International, Inc. and Shaw Group, Inc. The Peer Group consists of companies that were chosen by us for benchmarking the performance of our registered shares.

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

Under Swiss law, the cancellation of shares previously repurchased under our share repurchase program must be approved by our shareholders. Repurchased shares remain as treasury shares on our balance sheet until cancellation. We obtained specific shareholder approval for the cancellation of all treasury shares as of December 31, 2010 and amended our Articles of Association to reduce our share capital accordingly at our 2011 annual general meeting of shareholders on May 3, 2011. On July 22, 2011, the cancellation of those shares was registered with the commercial register of the Canton of Zug in Switzerland. All shares acquired after December 31, 2010 will remain as treasury shares until shareholder approval for their cancellation is granted at a future general meeting of shareholders. Based on the aggregate share repurchases under our program through December 31, 2011, we are authorized to repurchase up to an additional $91,546 of our outstanding shares. In December 2011, we initiated trades to repurchase an aggregate of 564,100 additional shares that settled in January 2012 for an aggregate cost of approximately $10,900. Cumulatively through February 23, 2012, we have repurchased 40,215,749 shares for an aggregate cost of approximately $1,004,400 and we are authorized to repurchase approximately $80,600 of additional outstanding shares. On February 22, 2012, our Board of Directors authorized additional share repurchases of up to an aggregate of approximately $500,000, inclusive of the $80,600 remaining authorized as of February 23, 2012, and the designation of the repurchased shares for cancellation. Under Swiss law, the repurchase of shares in excess of 10% of the company’s share capital must be approved in advance by the company’s shareholders. Accordingly, share repurchases under the February 2012 authorization in excess of the permissible 10% must be approved in advance by our shareholders. Depending on the aggregate cost of future repurchases we may also require approval of our banks. We expect to seek shareholder approval of the authorized additional share repurchase amount at our next general meeting of shareholders in May 2012. The following table provides information with respect to purchases under our share repurchase program during the fourth quarter of 2011.

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 through October 31, 2011	—	$—	—		$—
November 1, 2011 through November 30, 2011	1,798,475	19.05	1,798,475		—
December 1, 2011 through December 31, 2011	7,200,000	18.72	7,200,000		—

Total	8,998,475	$18.79	8,998,475	(2)	$91,546

(1)

During the fourth quarter of 2011, we repurchased an aggregate of 8,998,475 shares in open market transactions pursuant to our share repurchase program. We are authorized to repurchase up to an additional $91,546 of our outstanding shares based on the aggregate share repurchases as of December 31, 2011. The repurchase program has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase program.

(2)	As of December 31, 2011, an aggregate of 39,651,649 shares were purchased for a total of $993,454 since the inception of the repurchase program announced on September 12, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

FOSTER WHEELER AG

COMPARATIVE FINANCIAL STATISTICS

(amounts in thousands of dollars, except share data and per share amounts)

	2011	2010	2009	2008	2007
Statement of Operations Data:
Operating revenues	$4,480,729	$4,067,719	$5,056,334	$6,854,290	$5,107,243
Income before income taxes(1)	235,242	305,240	455,120	630,897	535,871
Provision for income taxes(2)	58,514	74,531	93,762	97,028	136,420
Net income	176,728	230,709	361,358	533,869	399,451
Net income attributable to noncontrolling interests	14,345	15,302	11,202	7,249	5,577

Net income attributable to Foster Wheeler AG	$162,383	$215,407	$350,156	$526,620	$393,874

Earnings per share:
Basic	$1.35	$1.71	$2.77	$3.73	$2.78
Diluted	$1.35	$1.70	$2.75	$3.68	$2.72
Shares outstanding:
Weighted-average number of shares outstanding for basic earnings per share	120,085,704	126,032,130	126,541,962	141,149,590	141,661,046
Effect of dilutive securities	418,779	544,725	632,649	1,954,440	3,087,176

Weighted-average number of shares outstanding for diluted earnings per share	120,504,483	126,576,855	127,174,611	143,104,030	144,748,222

	December 31, 2011	December 31, 2010	December 31, 2009	December 26, 2008	December 28, 2007
Balance Sheet Data:
Current assets	$1,523,716	$1,994,500	$1,941,555	$1,790,186	$2,044,383
Current liabilities	1,087,320	1,210,674	1,282,004	1,488,614	1,523,773
Working capital	436,396	783,826	659,551	301,572	520,610
Land, buildings and equipment, net	341,987	362,087	398,132	383,209	337,485
Total assets	2,606,943	3,060,477	3,187,738	3,011,254	3,248,988
Long-term debt (including current installments)	149,111	164,570	212,440	217,364	205,346
Total temporary equity	4,993	4,935	2,570	7,586	2,728
Total Foster Wheeler AG shareholders’ equity	687,747	967,693	831,517	392,562	571,041

Other Data:
Backlog, measured in terms of future revenues, end of year	$3,626,100	$3,979,500	$4,112,800	$5,504,400	$9,420,400
New orders, measured in terms of future revenues	4,285,800	4,105,800	3,481,700	4,056,000	8,882,800

(1)	Income before income taxes includes the following:

	2011	2010	2009	2008	2007
Net asbestos-related provision/(gain)	$9,900	$5,400	$26,400	$6,600	$(6,100)
Curtailment gain on closure of the U.K. pension plan	—	20,100	—	—	—
Charges for severance-related postemployment benefits	2,700	10,800	12,400	9,000	—

(2)	2008 included: a benefit of $24,100 related to the net impact of deferred tax valuation allowance adjustments at two of our non-U.S. subsidiaries.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in proxy statements, quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K filed or furnished with the Securities and Exchange Commission, or SEC.

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

We have been exploring, and intend to continue to explore, acquisitions within the engineering and construction industry to strategically complement or expand on our technical capabilities or access to new market segments. We are also exploring acquisitions within the power generation industry to complement the products our Global Power Group offers. During 2011, we acquired a company based in Germany that designs, manufactures and installs equipment which utilizes circulating dry ash flue gas scrubbing technology for all types of steam generators in the power and industrial sectors.

However, there is no assurance that we will consummate any acquisitions in the future.

Summary Financial Results

Our summary financial results for 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Operating revenues(1)	$4,480,729	$4,067,719	$5,056,334
Contract profit(1)	541,455	598,786	758,647
Selling, general and administrative expenses(1)	309,996	303,330	294,907
Net income attributable to Foster Wheeler AG	$162,383	$215,407	$350,156
Earnings per share :
Basic	$1.35	$1.71	$2.77
Diluted	$1.35	$1.70	$2.75
Cash and cash equivalents (at period end)(2)	$718,049	$1,057,163	$997,158
Net cash provided by operating activities(2)	$185,746	$178,668	$290,615

(1)	Please refer to the section entitled “— Results of Operations” within this Item 7 for further discussion.

(2)	Please refer to the section entitled “— Liquidity and Capital Resources” within this Item 7 for further discussion.

Net income attributable to Foster Wheeler AG decreased in 2011, compared to 2010, primarily driven by the pretax decrease in contract profit of $57,300, which included the unfavorable impact of the inclusion of a curtailment gain and a settlement fee earned that were both recognized in 2010. The decline also included the unfavorable impact of the inclusion of a gain recognized in 2010 from the payment by third parties of the remaining balance of our Camden, New Jersey waste-to-energy facility’s project debt and the favorable impact of the inclusion of decreased equity earnings in 2010 for two projects in Italy that recorded impairment charges.

Net income attributable to Foster Wheeler AG decreased in 2010, as compared to 2009, primarily driven by the pretax decrease in contract profit of $159,900, which was net of the favorable impact of the inclusion of a curtailment gain and a settlement fee that were both recognized in 2010. The decline also included the unfavorable impact of decreased equity earnings in 2010 for two projects in Italy that recorded impairment charges and an increase in our effective tax rate. The change in net income attributable to Foster Wheeler AG was favorably impacted by a decrease in our net asbestos-related provision, which included the benefit of a gain on the settlement of coverage litigation with our insurance carriers in 2010, and an increased gain related to debt service payments by third parties on our Camden, New Jersey waste-to-energy facility’s project.

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

In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and we believe that this long-term demand will continue to stimulate investment by our clients in new, expanded and upgraded facilities. During 2010 and 2011, we saw an increased number of our clients restarting the implementation of their intended capital spending plans following the global economic downturn in 2008 and 2009. Some of these clients have been releasing, and continue to release, tranches of work on a piecemeal basis, conducting further analysis before deciding to proceed with their investments or reevaluating the size, timing or configuration of specific planned projects. We are also seeing clients reactivating planned projects that had previously been placed on hold and developing new projects. In addition, we have continued to see intense competition among engineering and construction contractors, which has resulted in pricing pressure. Our clients plan their investments on much longer time horizons, and we believe that long-term demand expectations and current oil prices are supportive of continued investments. The challenges and drivers for our Global E&C Group are discussed in more detail in the section entitled “— Results of Operations-Business Segments-Global E&C Group-Overview of Segment,” within this Item 7.

During 2011, we have seen increased new proposal activity, compared to 2010, and an improvement in the demand in some markets for the products and services of our Global Power Group. We believe this demand will continue in Asia, the Middle East and South America, primarily driven by growing electricity demand and industrial production in these regions. However, a number of constraining market factors continue to impact the markets that we serve. These factors include political and environmental sensitivity regarding coal-fired steam generators, as well as the outlook for continued lower natural gas pricing over the next three to five years, which have increased the attractiveness of natural gas, in relation to coal, for the generation of electricity. These factors may continue in the future. The challenges and drivers for our Global Power Group are discussed in more detail in the section entitled “— Results of Operations-Business Segments-Global Power Group-Overview of Segment,” within this Item 7.

There is also potential downside risk to global economic growth driven primarily by sovereign debt and bank funding pressures in the Eurozone and the speed at which governmental efforts directed at spending and debt reduction are being implemented in the U.S. and Japan. If these risks materialize, both of our business groups could be impacted.

New Orders and Backlog of Unfilled Orders

The tables below summarize our new orders and backlog of unfilled orders by period:

	2011	2010	2009
New orders, measured in future revenues:
Global E&C Group*	$3,024,900	$2,902,100	$2,870,700
Global Power Group	1,260,900	1,203,700	611,000

Total*	$4,285,800	$4,105,800	$3,481,700

* Balances include the following Global E&C Group flow-through revenues, as defined in the section entitled “—Results of Operations-Operating Revenues” within this Item 7:	$1,577,700	$963,000	$895,500

	As of December 31,
	2011	2010
Backlog of unfilled orders, measured in future revenues	$3,626,100	$3,979,500
Backlog, measured in Foster Wheeler scope*	$2,562,300	$2,643,200
Global E&C Group man-hours in backlog (in thousands)	11,600	12,700

*	As defined in the section entitled “— Backlog and New Orders” within this Item 7.

Please refer to the section entitled “— Backlog and New Orders” within this Item 7 for further detail.

Results of Operations

Operating Revenues

			2011 vs. 2010			2010 vs. 2009
	2011	2010	$ Change	% Change	2009	$ Change	% Change
Global E&C Group	$3,443,079	$3,346,050	$97,029	2.9%	$4,040,082	$(694,032)	(17.2)%
Global Power Group	1,037,650	721,669	315,981	43.8%	1,016,252	(294,583)	(29.0)%

Total	$4,480,729	$4,067,719	$413,010	10.2%	$5,056,334	$(988,615)	(19.6)%

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

Our operating revenues by geographic region, based upon where our projects are being executed, for 2011, 2010 and 2009, were as follows:

			2011 vs. 2010			2010 vs. 2009
	2011	2010	$ Change	% Change	2009	$ Change	% Change
Africa	$158,599	$156,576	$2,023	1.3%	$129,745	$26,831	20.7%
Asia	835,973	964,526	(128,553)	(13.3)%	1,407,313	(442,787)	(31.5)%
Australasia and other*	1,175,048	1,019,670	155,378	15.2%	1,206,764	(187,094)	(15.5)%
Europe	918,197	879,503	38,694	4.4%	1,040,179	(160,676)	(15.4)%
Middle East	270,934	212,627	58,307	27.4%	395,225	(182,598)	(46.2)%
North America	769,901	595,963	173,938	29.2%	654,728	(58,765)	(9.0)%
South America	352,077	238,854	113,223	47.4%	222,380	16,474	7.4%

Total	$4,480,729	$4,067,719	$413,010	10.2%	$5,056,334	$(988,615)	(19.6)%

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

2011 vs. 2010

Our operating revenues increased in 2011, compared to 2010, which includes increased flow-through revenues of $186,400, as described below. Excluding the impact of the change in flow-through revenues and currency fluctuations, our operating revenues increased 6% in 2011, compared to 2010. The increase in operating revenues, excluding flow-through revenues and currency fluctuations, during 2011 was the result of significantly increased operating revenues in our Global Power Group, partially offset by decreased operating revenues in our Global E&C Group.

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

2010 vs. 2009

Our operating revenues declined in 2010, compared to 2009. The decline was primarily the result of decreased flow-through revenues of $470,100, as described below, and decreased operating revenues in both of our operating groups. Foreign currency fluctuations had a minimal impact on the decline in operating revenues. Our operating revenues decreased approximately 16% excluding the impact of the change in flow-through revenues in 2010, compared to 2009.

Please refer to the section entitled “— Business Segments,” within this Item 7, for further discussion related to operating revenues and our view of the market outlook for both of our operating groups.

Contract Profit

	2011	2010	2009
Amount	$541,455	$598,786	$758,647
$ Change	(57,331)	(159,861)
% Change	(9.6)%	(21.1)%

Contract profit is computed as operating revenues less cost of operating revenues. “Flow-through” amounts are recorded both as operating revenues and cost of operating revenues with no contract profit. Contract profit margins are computed as contract profit divided by operating revenues. Flow-through revenues reduce the con-

tract profit margin as they are included in operating revenues without any corresponding impact on contract profit. As a result, we analyze our contract profit margins excluding the impact of flow-through revenues as we believe that this is a more accurate measure of our operating performance.

2011 vs. 2010

Contract profit declined during 2011, compared to 2010. The decline was the net result of decreased contract profit by our Global E&C Group and the unfavorable impact of the inclusion of a curtailment gain of $20,100 related to our U.K. pension plan and a settlement fee earned of $11,800 which were both recognized by our Global E&C Group in 2010, partially offset by increased contract profit in our Global Power Group.

2010 vs. 2009

Both of our operating groups experienced decreased contract profit in 2010, compared to 2009, which was partially offset by the favorable impact of the inclusion of a curtailment gain of $20,100 in 2010 related to our U.K. pension plan that was closed for future defined benefit accrual and a settlement fee of $11,800 that our Global E&C Group received in 2010.

Please refer to the section entitled “— Business Segments,” within this Item 7, for further information related to contract profit for both of our operating groups.

Selling, General and Administrative (SG&A) Expenses

	2011	2010	2009
Amount	$309,996	$303,330	$294,907
$ Change	6,666	8,423
% Change	2.2%	2.9%

SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.

2011 vs. 2010

SG&A expenses increased in 2011, compared to 2010, primarily as a result of increased sales pursuit costs of $14,700 and general overhead costs of $4,800, partially offset by increased expenses in 2010 related to the relocation of our principal executive offices to Geneva, Switzerland of $8,000 and a decreased charge for severance-related postemployment benefits of $6,000 in 2011, compared to 2010. Our 2011 SG&A expenses included a severance-related postemployment benefits charge of $1,100, which included charges in our Global E&C Group and our C&F Group of $600 and $500, respectively. Our 2010 SG&A expenses included a severance-related postemployment benefits charge of $7,100 in our C&F Group.

2010 vs. 2009

The increase in SG&A expenses in 2010, compared to 2009, resulted primarily from increased expenses in 2010 related to the relocation of our principal executive offices to Geneva, Switzerland of $10,300, an increased charge for severance-related postemployment benefits of $2,500, partially offset by decreased general overhead costs of $3,300, while sales pursuit and research and development costs were relatively flat. Our 2010 SG&A expenses included a severance-related postemployment benefits charge of $7,100 in our C&F Group. Our 2009 SG&A expenses included a severance-related postemployment benefits charge of $4,600, which included charges in our C&F Group and our Global E&C Group of $3,700 and $900, respectively.

Other Income, net

	2011	2010	2009
Amount	$51,607	$60,444	$52,263
$ Change	(8,837)	8,181
% Change	(14.6)%	15.7%

2011

Other income, net in 2011 consisted primarily of equity earnings of $40,100 generated from our investments, primarily from our ownership interests in build, own and operate projects in Chile and Italy. Our 2011 equity earnings from our Global Power Group’s project in Chile and our Global E&C Group’s projects in Italy were $30,900 and $9,700, respectively. Additionally, we recognized a $4,000 gain in 2011 related to the revaluation of a contingent consideration liability.

Other income, net decreased in 2011, compared to 2010, primarily driven by the unfavorable impact of the inclusion of a $21,900 gain recognized in 2010 from the payment by third parties of the remaining balance of our Camden, New Jersey waste-to-energy facility’s project debt, as described below, and decreased value-added tax refunds and other non-income tax credits of $3,400, partially offset by increased equity earnings in our Global Power Group’s project in Chile of $10,200, increased equity earnings in our Global E&C Group’s investments of $5,900, which includes the favorable impact of the inclusion of decreased equity earnings in 2010 of $13,200 related to impairment charges recognized by two of our Global E&C Group’s projects in Italy, and a $4,000 gain in 2011 related to the revaluation of a contingent consideration liability in our Global E&C Group.

2010

Other income, net in 2010 consisted primarily of equity earnings of $24,000 generated from our investments, primarily from our ownership interests in build, own and operate projects in Italy and Chile, and a $21,900 gain recognized from the payment of the remaining balance of our Camden, New Jersey waste-to-energy facility’s project debt by the Pollution Control Finance Authority of Camden County, or PCFA, and the State of New Jersey.

Other income, net increased in 2010, compared to 2009. This was the net result of a $12,000 increase in 2010 related to the gain recognized from debt service payments by third parties of our Camden, New Jersey waste-to-energy facility’s project debt, an increase in equity earnings in our Global Power Group’s project in Chile of $4,600 and other activities, including $2,600 of value-added tax refunds and other non-income tax credits, partially offset by a decrease in equity earnings in our Global E&C Group’s projects in Italy. During 2010, our Global E&C Group’s equity earnings decreased $13,200, compared to 2009, for two projects in Italy that recorded impairment charges in 2010.

For further information related to our equity earnings, please refer to the sections within this Item 7 entitled “— Business Segments-Global Power Group” for our Global Power Group’s project in Chile and “— Business Segments-Global E&C Group” for our Global E&C Group’s projects in Italy, as well as Note 5 to the consolidated financial statements in this annual report on Form 10-K.

2009

Other income, net in 2009 consisted primarily of $34,500 in equity earnings generated from our investments, as described above, and a $9,900 gain recognized from the payment by third parties of the 2009 debt service obligation on the Camden waste-to-energy facility’s project debt.

Other Deductions, net

	2011	2010	2009
Amount	$43,969	$41,221	$30,931
$ Change	2,748	10,290
% Change	6.7%	33.3%

Other deductions, net includes various items, such as legal fees, consulting fees, bank fees, net penalties on unrecognized tax benefits and the impact of net foreign exchange transactions within the period. Net foreign exchange transactions include the net amount of transaction losses and gains that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of our subsidiaries. Net foreign exchange transaction gains and losses during 2011, 2010 and 2009 were primarily driven by exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.

2011

Other deductions, net in 2011 consisted primarily of legal fees of $17,800, consulting fees of $12,000, net penalties on unrecognized tax benefits of $4,000, which were net of previously accrued tax penalties that were ultimately not assessed, and bank fees of $3,500, partially offset by a net foreign exchange transaction gain of $1,100.

2010

Other deductions, net in 2010 consisted primarily of legal fees of $17,800, net foreign exchange transaction losses of $5,800, consulting fees of $4,700, bank fees of $4,300, net penalties on unrecognized tax benefits of $1,700, which were net of previously accrued tax penalties that were ultimately not assessed, and a charge for unamortized fees and expenses related to the amendment and restatement of our October 2006 U.S. senior secured credit agreement in July 2010 of $1,600.

2009

Other deductions, net in 2009 consisted primarily of legal fees of $16,400, consulting fees of $4,000, bank fees of $3,900 and net penalties on unrecognized tax benefits of $2,500, which were net of previously accrued tax penalties that were ultimately not assessed.

Interest Income

	2011	2010	2009
Amount	$18,922	$11,581	$10,535
$ Change	7,341	1,046
% Change	63.4%	9.9%

2011 vs. 2010

The increase in interest income in 2011, compared to 2010, was primarily a result of higher investment yields on cash and cash equivalents balances and, to a lesser extent, higher average cash and cash equivalents balances and favorable foreign currency fluctuations.

2010 vs. 2009

The increase in interest income in 2010, compared to 2009, was primarily a result of higher average cash and cash equivalents balances and, to a lesser extent, the favorable impact from higher investment yields on cash and cash equivalents balances.

Interest Expense

	2011	2010	2009
Amount	$12,876	$15,610	$14,122
$ Change	(2,734)	1,488
% Change	(17.5)%	10.5%

2011 vs. 2010

Interest expense decreased in 2011, compared to 2010, primarily as a result of the favorable impact from decreased average borrowings.

2010 vs. 2009

Interest expense increased in 2010, compared to 2009, which primarily resulted from an increase in net interest expense on unrecognized tax benefits of $3,800, partially offset by decreased average borrowings. Accrued interest expense on unrecognized tax benefits in 2010 and 2009 are net of the reversal of previously accrued interest expense on unrecognized tax benefits that was ultimately not assessed of $1,900 and $5,100, respectively.

Net Asbestos-Related Provision

	2011	2010	2009
Amount	$9,901	$5,410	$26,365
$ Change	4,491	(20,955)
% Change	83.0%	(79.5)%

2011 vs. 2010

Net asbestos-related provision increased in 2011, compared to 2010, which was the net result of a decreased gain on the settlement of coverage litigation with asbestos insurance carriers in 2011, compared to 2010, of $7,900, partially offset by a decreased provision related to the revaluation of our asbestos liability of $3,400. Our 2011 and 2010 provisions included charges to increase our asbestos liability for increased asbestos defense costs projected over our 15 year estimate.

2010 vs. 2009

Net asbestos-related provision decreased in 2010, compared to 2009, which was the result of an increased gain on the settlement of coverage litigation with asbestos insurance carriers in 2010, compared to 2009, of $12,800 and a decreased provision related to the revaluation of our asbestos liability of $8,200. Our 2010 and 2009 provisions included charges to increase our asbestos liability for increased asbestos defense costs projected over our 15 year estimate.

Please refer to Note 16 to the consolidated financial statements in this annual report on Form 10-K for more information.

Provision for Income Taxes

	2011	2010	2009
Amount	$58,514	$74,531	$93,762
$ Change	(16,017)	(19,231)
% Change	(21.5)%	(20.5)%
Effective Tax Rate	24.9%	24.4%	20.6%

Although we are a Swiss Corporation, we are exclusively traded on a U.S. exchange; therefore, we reconcile our effective tax rate to the U.S. federal statutory rate of 35% to facilitate meaningful comparison with peer companies in the U.S. capital markets. Our effective tax rate can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of income taxed in various non-U.S. jurisdictions with rates different from the U.S. statutory rate, as a result of our inability to recognize a tax benefit for losses generated by certain unprofitable operations and as a result of the varying mix of income earned in the jurisdictions in which we operate. In addition, our deferred tax assets are reduced by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of loss carryforwards (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pretax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate. Conversely, in periods when operating units subject to a valuation allowance generate pretax losses, the corresponding increase in the valuation allowance has an unfavorable impact on our effective tax rate.

2011

Our effective tax rate for 2011 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 17.5-percentage point reduction in our effective tax rate; and

•

A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily in the U.S.), which contributed to an approximate six-percentage point increase in our effective tax rate.

2010

Our effective tax rate for 2010 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 17-percentage point reduction in our effective tax rate; and

•

Total changes in our valuation allowance contributed to an approximate five-percentage point increase in our effective tax rate as a result of the net impact of a valuation allowance increase because we are unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily in the U.S.), and a reversal of valuation allowance on deferred tax assets in a non-U.S. jurisdiction.

2009

Our effective tax rate for 2009 was lower than the U.S. statutory rate of 35% due principally to the net impact of income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 15-percentage point reduction in our effective tax rate for 2009.

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

For statutory purposes, the majority of the U.S. federal tax benefits, against which valuation allowances have been established, do not expire until 2025 and beyond, based on current tax laws.

Net Income Attributable to Noncontrolling Interests

	2011	2010	2009
Amount	$14,345	$15,302	$11,202
$ Change	(957)	4,100
% Change	(6.3)%	36.6%

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

2011 vs. 2010

Net income attributable to noncontrolling interests decreased in 2011, compared to 2010, which was the net result from decreases in net income from our operations in the People’s Republic of China, Poland and South Africa, partially offset by an increase in net income from our operations in Martinez, California.

2010 vs. 2009

The increase in net income attributable to noncontrolling interests in 2010, compared to 2009, primarily resulted from an increase in the net income from our subsidiary in Martinez, California, which contributed to a $3,900 increase in net income attributable to noncontrolling interests. Other changes included an increase in the net income from our subsidiary in South Africa, substantially offset by decreases in the net income from our subsidiaries in the People’s Republic of China and Malaysia.

EBITDA

EBITDA, as discussed and defined below, is the primary measure of operating performance used by our chief operating decision maker.

In addition to our two business groups, which also represent operating segments for financial reporting purposes, we report corporate center expenses, our captive insurance operation and expenses related to certain legacy liabilities, such as asbestos, in the Corporate and Finance Group, or C&F Group, which also represents an operating segment for financial reporting purposes.

	2011	2010	2009
Amount	$283,229	$359,703	$503,799
$ Change	(76,474)	(144,096)
% Change	(21.3)%	(28.6)%

2011 vs. 2010

EBITDA decreased in 2011, compared to 2010, primarily driven by decreased contract profit of $57,300, which was the net result of decreased contract profit by our Global E&C Group, partially offset by increased contract profit by our Global Power Group. The decrease in contract profit also included the unfavorable impact of the inclusion of a curtailment gain and a settlement fee earned that were both recognized by our Global E&C Group in 2010. The decline in EBITDA also included the unfavorable impact of the inclusion of a gain recognized by our Global Power Group in 2010 from the payment by third parties of the remaining balance of our Camden, New Jersey waste-to-energy facility’s project debt and the favorable impact of the inclusion of decreased equity earnings in 2010 for two of our Global E&C Group projects in Italy that recorded impairment charges.

2010 vs. 2009

EBITDA decreased in 2010, compared to 2009, primarily driven by decreased contract profit of $159,900, which was the result of decreased contract profit by both our Global E&C Group and our Global Power Group. The decrease in contract profit also included the favorable impact of the inclusion of a curtailment gain and a settlement fee earned that were both recognized by our Global E&C Group in 2010. The decline in EBITDA also included decreased equity earnings in our Global E&C Group in 2010, compared to 2009, for two projects in Italy that recorded impairment charges. The change in EBITDA was favorably impacted by a decrease in our net asbestos-related provision, which included the benefit of a gain on the settlement of coverage litigation with our insurance carriers in 2010, and an increased gain recognized by our Global Power Group related to debt service payments by third parties on our Camden, New Jersey waste-to-energy facility’s project debt.

Please refer to the preceding discussion of each of these items within this “— Results of Operations” section and the individual segment explanations below.

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

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

	2011	2010	2009
EBITDA
Global E&C Group	$210,541	$296,240	$421,186
Global Power Group	184,467	163,825	194,027
C&F Group*	(111,779)	(100,362)	(111,414)

Total	283,229	359,703	503,799

Less: Interest expense	12,876	15,610	14,122
Less: Depreciation and amortization	49,456	54,155	45,759
Less: Provision for income taxes	58,514	74,531	93,762

Net income attributable to Foster Wheeler AG	$162,383	$215,407	$350,156

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

EBITDA in the above table includes the following:

	2011	2010	2009
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group(2)	$13,200	$32,700	$66,700
Global Power Group(2)	22,000	24,100	2,300

Total(2)	35,200	56,800	69,000

Net asbestos-related provision in C&F Group(3)	9,900	5,400	26,400
Pension plan curtailment gain in our Global E&C Group	—	20,100	—
Net gain on settlement fee received in our Global E&C Group	—	9,800	—
Charges for severance-related postemployment benefits:
Global E&C Group	2,200	3,700	8,700
C&F Group	500	7,100	3,700

Total	2,700	10,800	12,400

(1)

Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements in this annual report on Form 10-K for further information regarding changes in our final estimated contract profit.

(2)

The changes in final estimated contract profit revisions during 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of $3,200 and $4,600, respectively. The corrections were recorded in 2011 as they were not material to previously issued financial statements, nor are they material to the 2011 financial statements.

(3)	Please refer to Note 16 to the consolidated financial statements in this annual report on Form 10-K for further information regarding the revaluation of our asbestos liability and related asset.

The accounting policies of our business segments are the same as those described in our summary of significant accounting policies. The only significant intersegment transactions relate to interest on intercompany balances. We account for interest on those arrangements as if they were third-party transactions — i.e., at current market rates, and we include the elimination of that activity in the results of the C&F Group.

Business Segments

Global E&C Group

			2011 vs. 2010			2010 vs. 2009
	2011	2010	$ Change	% Change	2009	$ Change	% Change
Operating Revenues	$3,443,079	$3,346,050	$97,029	2.9%	$4,040,082	$(694,032)	(17.2)%
EBITDA	$210,541	$296,240	$(85,699)	(28.9)%	$421,186	$(124,946)	(29.7)%

Results

Our Global E&C Group’s operating revenues by geographic region, based upon where our projects are being executed, for 2011, 2010, and 2009, were as follows:

			2011 vs. 2010			2010 vs. 2009
	2011	2010	$ Change	% Change	2009	$ Change	% Change
Africa	$155,207	$156,543	$(1,336)	(0.9)%	$126,031	$30,512	24.2%
Asia	550,425	813,212	(262,787)	(32.3)%	1,301,173	(487,961)	(37.5)%
Australasia and other*	1,175,042	1,019,668	155,374	15.2%	1,206,153	(186,485)	(15.5)%
Europe	474,116	603,862	(129,746)	(21.5)%	601,553	2,309	0.4%
Middle East	235,977	194,906	41,071	21.1%	393,052	(198,146)	(50.4)%
North America	528,923	372,223	156,700	42.1%	283,622	88,601	31.2%
South America	323,389	185,636	137,753	74.2%	128,498	57,138	44.5%

Total	$3,443,079	$3,346,050	$97,029	2.9%	$4,040,082	$(694,032)	(17.2)%

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

Please refer to the section entitled, “— Overview of Segment” below for our view of the market outlook for our Global E&C Group.

2011 vs. 2010

Our Global E&C Group experienced an increase in operating revenues of 3% in 2011, compared to 2010. The increase was primarily driven by increased flow-through revenues of $187,800. The change in operating revenues also included the unfavorable impact of the inclusion of a settlement fee earned of $11,800 that our Global E&C Group recognized in 2010, as noted below. Excluding flow-through revenues, foreign currency fluctuations and the settlement fee recognized in 2010, our Global E&C Group’s operating revenues decreased 8% in 2011, compared to 2010.

Our Global E&C Group’s EBITDA decreased in 2011, compared to 2010, primarily driven by decreased contract profit of $61,400, excluding the impact of a curtailment gain and a settlement fee earned that were both recognized in 2010. The decrease in contract profit primarily resulted from decreased contract profit margins and decreased volume of operating revenues, excluding flow-through revenues. The EBITDA decline also included unfavorable impacts for the inclusion of a $20,100 curtailment gain related to the 2010 future benefit accrual closure in our U.K. defined benefit pension plan and a $9,800 settlement fee recognized in 2010, as described below. EBITDA was further negatively impacted by increased sales pursuit costs in 2011, compared to 2010, of $10,800, driven by increased new proposal activity. The decline in EBITDA was partially offset by increased equity earnings in our Global E&C Group’s investments of $5,900, as 2010 equity earnings included impairment charges of $13,200 recognized by two of our Global E&C Group’s projects in Italy.

2010 vs. 2009

Our Global E&C Group experienced a decrease in operating revenues of 17% in 2010, compared to 2009. The decline included the net impact of decreased flow-through revenues of $468,800, partially offset by the favorable impact of a settlement fee earned of $11,800 that our Global E&C Group received in 2010, as noted below. Foreign currency fluctuations had a minimal impact on the decline in operating revenues. Excluding flow-through revenues and the settlement fee noted above, our Global E&C Group’s operating revenues decreased 10% in 2010, compared to 2009.

Our Global E&C Group’s EBITDA decreased in 2010, compared to 2009, primarily driven by decreased contract profit of $144,000, excluding the impact of a curtailment gain and a settlement fee earned that were both recognized in 2010. The decrease in contract profit primarily resulted from decreased contract profit margins and, to a lesser extent, the volume decrease in operating revenues, excluding flow-through revenues. The EBITDA decline also included favorable impacts for the inclusion of a $20,100 curtailment gain related to the 2010 future benefit accrual closure in our U.K. defined benefit pension plan and a $9,800 settlement fee recognized in 2010, as described below, as well as the unfavorable impact of the inclusion of decreased equity earnings of $13,200 in 2010 for two of our Global E&C Group’s projects in Italy that recorded impairment charges.

Equity Interest Investment Impairment Charges

During 2010, two of our equity interest investments in electric power generation projects in Italy, Centro Energia Teverola S.p.A., or CET, and Centro Energia Ferrara S.p.A., or CEF, terminated long-term incentivized power off-take agreements that they had in place with the Authority for Energy. In light of the termination of the power off-take agreements, we and our respective partners at CET and CEF reviewed the economic viability of each plant. As a result, a decision was made to shut down the CET plant effective January 1, 2011. Following the termination of the power off-take agreement, we and our partner in CEF decided to continue to operate the CEF plant at least temporarily on a merchant basis while we considered a possible future sale of the plant. As a result of the foregoing operating decisions, CET and CEF recorded impairment charges during the fourth quarter of 2010 to write down their fixed assets to fair value in their financial statements. Additionally, during the fourth quarter of 2010, our investments in CET and CEF were reduced by equity losses based on CET’s and CEF’s 2010 financial results, inclusive of the respective impairment charges. As a result of the foregoing, the carrying value of our CET and CEF investments approximated fair value at December 31, 2010.

During 2011, we and our partner in CEF concluded that we would continue to operate the plant while continuing to consider the long-term economic viability of the plant or potential disposal options.

Our equity earnings from our CET and CEF investments during 2011 were insignificant. Our equity loss from our CET and CEF investments during 2010 totaled $8,200, inclusive of the 2010 impairment charges totaling $13,200.

Please refer to Note 5 to the consolidated financial statements in this annual report on Form 10-K for more information.

2010 Settlement Fee

During 2010, we received a settlement fee of $11,800, which was included in operating revenues, due to a client’s decision not to proceed with a power plant development project and the related prospective engineering, procurement and construction contract. We incurred $2,000 of costs related to this project, which included the write-off of capitalized costs in our project company and development costs. These items contributed to a net favorable impact to EBITDA in 2010 of approximately $9,800.

Overview of Segment

Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation facilities, distribution facilities, gasification facilities and processing facilities associated with the metals and mining sector. Our Global E&C Group is also involved in the design of facilities in developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Additionally, our Global E&C Group is also involved in the development, engineering, construction, ownership and operation of power generation facilities, from conventional and renewable sources, and of waste-to-energy facilities in Europe.

Our Global E&C Group provides the following services:

•	Design, engineering, project management, construction and construction management services, including the procurement of equipment, materials and services from third-party suppliers and contractors.

•	Environmental remediation services, together with related technical, engineering, design and regulatory services.

•

Design and supply of direct-fired furnaces, including fired heaters and waste heat recovery generators, used in a range of refinery, chemical, petrochemical, oil and gas processes, including furnaces used in our proprietary delayed coking and hydrogen production technologies.

Our Global E&C Group owns one of the leading technologies (SYDECSM delayed coking) used in refinery residue upgrading, in addition to other refinery residue upgrading technologies (solvent deasphalting and visbreaking), and a hydrogen production process used in oil refineries and petrochemical plants. We also own a proprietary sulfur recovery technology which is used to treat gas streams containing hydrogen sulfide for the purpose of reducing the sulfur content of fuel products and to recover a saleable sulfur by-product. Additionally, our Global E&C Group has experience with, and is able to work with, a wide range of processes owned by others.

Our Global E&C Group generates revenues from design, engineering, procurement, construction and project management activities pursuant to contracts spanning up to approximately four years in duration and generates equity earnings from returns on its noncontrolling interest investments in various power production facilities.

In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and we believe that this long-term demand will continue to stimulate investment by our clients in new, expanded and upgraded facilities. During 2010 and 2011, we saw an increased number of our clients restarting the implementation of their intended capital spending plans following the global economic downturn in 2008 and 2009. Some of these clients have been releasing, and continue to release, tranches of work on a piecemeal basis, conducting further analysis before deciding to proceed with their investments or reevaluating the size, timing or configuration of specific planned projects. We are also seeing clients reactivating planned projects that had previously been placed on hold and developing new projects.

Our clients plan their investments based on long-term time horizons, and we believe that long-term demand expectations and current oil prices are supportive of continued investments. We also believe that global demand for energy, chemicals and pharmaceuticals will continue to grow over the long-term and that clients will continue to invest in new and upgraded capacity to meet that demand.

We have continued to see intense competition among engineering and construction contractors, which has resulted in pricing pressure. This factor is expected to continue into 2012.

There is also potential downside risk to global economic growth driven primarily by sovereign debt and bank funding pressures in the Eurozone, the speed at which governmental efforts directed at spending and debt reduction are being implemented in the U.S. and Japan, and geopolitical oil supply risks. If these risks materialize, our Global E&C Group could be impacted.

We have continued to be successful in booking contracts of varying types and sizes in our key end markets, including an engineering, procurement and construction management, or EPCm, project for a waste to energy project in Europe, an EPCm contract for a propylene oxide unit in Saudi Arabia, design and material supply for delayed coker heaters in Europe and the U.S., engineering services for offshore facilities in the Gulf of Mexico, engineering for a delayed coker island in Europe and a front-end engineering design project for a new chemicals facility in Asia. Our success in this regard is a reflection of our safety performance, technical expertise, our project execution performance, our long-term relationships with clients, and our selective approach in pursuit of new prospects where we believe we have significant differentiators.

Global Power Group

			2011 vs. 2010			2010 vs. 2009
	2011	2010	$ Change	% Change	2009	$ Change	% Change
Operating Revenues	$1,037,650	$721,669	$315,981	43.8%	$1,016,252	$(294,583)	(29.0)%
EBITDA	$184,467	$163,825	$20,642	12.6%	$194,027	$(30,202)	(15.6)%

Results

Our Global Power Group’s operating revenues by geographic region, based upon where our projects are being executed, for 2011, 2010, and 2009, were as follows:

			2011 vs. 2010			2010 vs. 2009
	2011	2010	$ Change	% Change	2009	$ Change	% Change
Africa	$3,392	$33	$3,359	N/M	$3,714	$(3,681)	(99.1)%
Asia	285,548	151,314	134,234	88.7%	106,140	45,174	42.6%
Australasia and other*	6	2	4	200.0%	611	(609)	(99.7)%
Europe	444,081	275,641	168,440	61.1%	438,626	(162,985)	(37.2)%
Middle East	34,957	17,721	17,236	97.3%	2,173	15,548	715.5%
North America	240,978	223,740	17,238	7.7%	371,106	(147,366)	(39.7)%
South America	28,688	53,218	(24,530)	(46.1)%	93,882	(40,664)	(43.3)%

Total	$1,037,650	$721,669	$315,981	43.8%	$1,016,252	$(294,583)	(29.0)%

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

N/M Not meaningful

Please refer to the section entitled, “— Overview of Segment” below for our view of the market outlook for our Global Power Group.

2011 vs. 2010

Our Global Power Group experienced a significant increase in operating revenues in 2011, compared to 2010. The increase was primarily driven by an increased volume of business, with an additional favorable impact from foreign currency fluctuations. Excluding foreign currency fluctuations, our Global Power Group’s operating revenues increased 40% in 2011, compared to 2010.

Our Global Power Group’s EBITDA increased in 2011, compared to 2010, primarily driven by increased contract profit of $35,600. The increase in contract profit primarily resulted from the increased volume of operating revenues, partially offset by decreased contract profit margins, including the impact of an out-of-period correction recorded in 2011 for a reduction of final estimated profit of approximately $4,600 which is discussed in this Item 7, “— Results of Operations-EBITDA.” EBITDA in 2011 also benefited from increased equity earnings in our Global Power Group’s project in Chile of $10,200. The increase in EBITDA was net of the unfavorable impact of the inclusion of a gain of $21,900 recognized in 2010 from the payment by third parties of the remaining balance of our Camden, New Jersey waste-to-energy facility’s project debt. Please see below for further discussion.

2010 vs. 2009

Our Global Power Group experienced a significant decrease in operating revenues in 2010, compared to 2009, of 29%, while foreign currency fluctuations had minimal impact on the decline. The decrease was the result of a significant decrease in the volume of business.

Our Global Power Group’s EBITDA decreased in 2010, compared to 2009, primarily driven by decreased contract profit of $49,800. The decrease in contract profit primarily resulted from the volume decrease in operating revenues, partially offset by increased contract profit margins. The change in EBITDA was favorably impacted by an increased gain of $12,000 related to debt service payments by third parties on our Camden, New Jersey waste-to-energy facility’s project debt, decreased SG&A expenses in 2010 of $9,900, primarily as a result of decreased sales pursuit costs and general overhead costs, and an increase in equity earnings in our Global Power Group’s project in Chile of $4,600, which includes the recognition of insurance recoveries in 2010 as described below.

Equity Interest Investment Impact of 2010 Chile Earthquake

On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our Global Power Group’s project in Chile. As a result of the damage, the project’s facility suspended normal operating activities on that date. The project included an estimated recovery under its business interruption insurance policy in its financial statements, which covered through the period while the facility suspended normal operating activities. In accordance with authoritative accounting guidance on business interruption insurance, the project recorded an estimated recovery for lost profits as substantially all contingencies related to the insurance claim had been resolved as of the third quarter of 2010. The facility began operating at less than normal utilization during the second quarter of 2011 and achieved normal operating activities in the third quarter of 2011.

Our equity earnings from our project in Chile were $30,900 and $20,700 in 2011 and 2010, respectively. The increase in equity earnings in 2011, compared to 2010, was primarily driven by an increase in the project’s volume of electricity produced in 2011, as well as higher marginal rates in 2011 for electrical power generation.

Overview of Segment

Our Global Power Group designs, manufactures and erects steam generators and auxiliary equipment for electric power generating stations, district heating and power plants and industrial facilities worldwide. Our competitive differentiation in serving these markets is the ability of our products to cleanly and efficiently burn a wide range of fuels, singularly or in combination. In particular, our CFB steam generators are able to burn coals of varying quality, as well as petroleum coke, lignite, municipal waste, waste wood, biomass, and numerous other materials. Among these fuel sources, coal is the most widely used, and thus the market drivers and constraints associated with coal strongly affect the steam generator market and our Global Power Group’s business. Additionally, our Global Power Group owns a waste-to-energy facility and a controlling interest in a combined-cycle gas turbine facility and operates two cogeneration power facilities for steam/electric and refinery/electric power generation.

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

•

Design, supply and installation of nitrogen-oxide, or NOx, reduction systems and components for pulverized coal steam generators such as selective catalytic reduction systems, low NOx combustion systems, low NOx burners, primary combustion and overfire air systems and components, fuel and combustion air measuring and control systems and components.

•	Design, supply and installation of flue gas desulfurization equipment for all types of steam generators and industrial equipment.

•	A broad range of site services including construction and erection services, maintenance engineering, steam generator upgrading and life extension, and plant repowering.

•	Research and development in the areas of combustion, fluid and gas dynamics, heat transfer, materials and solid mechanics.

•	Technology licenses to other steam generator suppliers in select countries.

During 2011, we have seen increased new proposal activity, compared to 2010, and an improvement in the demand in some markets for the products and services of our Global Power Group. We believe this demand will continue in Asia, the Middle East and South America, primarily driven by growing electricity demand and industrial production in these regions.

A number of constraining market factors continue to impact the markets that we serve. Political and environmental sensitivity regarding coal-fired steam generators continues to cause prospective projects utilizing coal as their primary fuel to be postponed or cancelled as clients experience difficulty in obtaining the required environmental permits or decide to wait for additional clarity regarding governmental regulations. This environmental concern has been especially pronounced in the U.S. and Western Europe, and is linked to the view that solid-fuel-fired steam generators contribute to global warming through the discharge of greenhouse gas emissions into the atmosphere. The outlook for continued lower natural gas pricing over the next three to five years, driven by increasing supply and new liquefied natural gas capacity, has increased the attractiveness of natural gas, in relation to coal, for the generation of electricity. In addition, the constraints on the global credit market may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. These factors could negatively impact investment in the power sector, which in turn could negatively impact our Global Power Group’s business.

Longer-term, we believe that world demand for electrical energy will continue to grow and that solid-fuel-fired steam generators will continue to fill a significant portion of the incremental growth in new generating capacity. We see a growing need to repower older coal plants with new, more efficient and cleaner burning coal plants in order to meet environmental, financial and reliability goals set by policy makers in many countries. The fuel flexibility of our CFB steam generators enables them to burn a wide variety of fuels other than coal and to produce carbon-neutral electricity when fired by biomass. In addition, our utility steam generators can be designed to incorporate supercritical steam technology, which we believe significantly improves power plant efficiency and reduces power plant emissions.

There is potential downside risk to global economic growth driven primarily by sovereign debt and bank funding pressures in the Eurozone and the speed at which governmental efforts directed at spending and debt reduction are being implemented in the U.S. and Japan. If these risks materialize, our Global Power Group could be impacted.

We completed an engineering and supply project for a pilot-scale (approximately 30 megawatt thermal, equivalent to approximately 10 megawatt electrical, or MWe) CFB steam generator, which incorporates our carbon-capturing Flexi-BurnTM technology. This CFB steam generator is now in operation and testing has begun to validate the design of a full-scale carbon-capturing CFB power plant. Further, we are executing a project, together with other parties, which is funded by a grant agreement with the European Commission, or EC, to support the technology development of a commercial scale (approximately 300 MWe) Carbon Capture and Storage, or CCS, demonstration plant featuring our Flexi-BurnTM CFB technology. If the technology development work demonstrates that the project meets its specified technology and investment goals, construction of the commercial scale demonstration plant could begin in 2013 and the plant could be operational by 2016. This project is one of the six European based CCS projects selected for funding by the EC under the European Energy Program for Recovery and it is the only selected project utilizing CFB technology for CCS application.

During 2011, we received an award for four 550 MWe supercritical CFB steam generators for a power project in South Korea, which is an indication of the successful scale-up of our CFB technology and further advances our CFB supercritical technology with a vertical-tube, once-through design.

Recently we have been awarded contracts which include the design and supply of four 250 MWe clean burning CFB steam generators in Vietnam, four 150 MWe CFB steam generators and related technology license in India and two large concentrated solar power projects in the southwestern U.S. In addition, we received two limited notices to proceed which include: an award for the design of a waste-to-energy CFB in South Korea and an award for two large-scale heat recovery steam generators in Hungary. The solutions we provide are based on our clients’ varied needs and we believe our success winning the new awards comes from our track record of developing innovative technology to competitively combine reliability with efficiency and achieve environmental goals.

Liquidity and Capital Resources

2011 Activities

Our cash and cash equivalents, short-term investments and restricted cash balances were:

	As of December 31,		$ Change	% Change
	2011	2010
Cash and cash equivalents	$718,049	$1,057,163	$(339,114)	(32.1)%
Short-term investments	1,294	—	1,294	N/M
Restricted cash	44,094	27,502	16,592	60.3%

Total	$763,437	$1,084,665	$(321,228)	(29.6)%

N/M	Not meaningful

Total cash and cash equivalents, short-term investments and restricted cash held by our non-U.S. entities as of December 31, 2011 and 2010 were $630,000 and $849,500, respectively. Please refer to Note 1 to the consolidated financial statements in this annual report on Form 10-K for additional details on cash and cash equivalents and restricted cash balances.

During 2011, we experienced a decrease in cash and cash equivalents of $339,100, primarily as a result of cash used to repurchase our shares and to pay related commissions under our share repurchase program of $409,400, cash used for capital expenditures of $28,100, payments related to business acquisitions of $29,400, an unfavorable impact related to exchange rate changes on our cash and cash equivalents of $28,100 and a change in restricted cash, excluding foreign currency translation effects, of $18,600, partially offset by cash provided by operating activities of $185,700.

Cash Flows from Operating Activities

	2011	2010	2009
Amount	$185,746	$178,668	$290,615
$ Change	7,078	(111,947)
% Change	4.0%	(38.5)%

Net cash provided by operating activities in 2011 primarily resulted from cash provided by net income of $248,700, which excludes non-cash charges of $72,000, and cash provided by working capital of $10,100, partially offset by mandatory and discretionary contributions to our pension plans of $71,000, which included discretionary contributions of $51,300, and cash used for net asbestos-related payments of $7,900 (please refer to Note 16 to the consolidated financial statements in this annual report on Form 10-K for further information on net asbestos-related payments).

The increase in net cash provided by operating activities of $7,100 in 2011, compared to 2010, resulted primarily from a favorable change in working capital that resulted in an increase in cash of $37,600 and decreased contributions to our pension plans of $27,600, which was driven by lower discretionary contributions of $25,300, partially offset by decreased cash provided by net income of $60,700.

The decrease in net cash provided by operating activities of $111,900 in 2010, compared to 2009, resulted primarily from decreased cash provided by net income of $150,300, increased pension plan contributions of $27,200, which was driven by higher discretionary contributions of $28,300, partially offset by decreased cash used to fund working capital of $92,600 and decreased cash used for asbestos-related activities of $24,900.

Working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts and the timing of the related cash receipts. We generated cash from the conversion of working capital during 2011, as cash receipts from client billings exceeded cash used for services rendered and purchases of materials and equipment. During 2010, we used cash to fund working capital. The increase in cash provided by working capital during 2011 was primarily driven by the conversion of working capital to cash by our Global E&C Group, while our Global Power Group used cash to fund working capital.

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

Cash Flows from Investing Activities

	2011	2010	2009
Amount	$(75,489)	$(13,114)	$(87,265)
$ Change	(62,375)	74,151

The net cash used in investing activities in 2011 was attributable primarily to payments related to business acquisitions of $29,400, capital expenditures of $28,100 and an increase in restricted cash of $18,600.

The net cash used in investing activities in 2010 was attributable primarily to capital expenditures of $23,300 and payments related to business acquisitions of $4,200, partially offset by a decrease in restricted cash of $6,000, proceeds from the sale of investments and other assets of $5,100 and a return of investment from unconsolidated affiliates of $3,200.

The net cash used in investing activities in 2009 was attributable primarily to capital expenditures of $45,600, which included $18,100 of expenditures in FW Power S.r.l. for the construction of electric power generating wind farm projects in Italy, and payments totaling approximately $32,600 primarily for two business acquisitions specializing in upstream oil and gas engineering services.

The capital expenditures in 2011, 2010 and 2009 related primarily to project construction (including the expenditures related to the FW Power S.r.l. wind farm projects in 2009 noted above), leasehold improvements, information technology equipment and office equipment. Our capital expenditures increased $4,800 in 2011, compared to 2010, as a result of increased expenditures in our Global Power Group, while capital expenditures in our Global E&C Group were relatively flat.

For further information on capital expenditures by segment, please see Note 14 to the consolidated financial statements in this annual report on Form 10-K.

Cash Flows from Financing Activities

	2011	2010	2009
Amount	$(421,302)	$(100,494)	$1,456
$ Change	(320,808)	(101,950)

The net cash used in financing activities in 2011 was attributable primarily to the cash used to repurchase shares and to pay related commissions under our share repurchase program of $409,400 (please see the “— Outlook” section below for further details regarding our share repurchase program). Other financing activities included cash used for repayment of debt and capital lease obligations of $12,500 and distributions to noncontrolling interests of $11,400, partially offset by cash provided from the exercise of stock options of $11,900.

The net cash used in financing activities in 2010 was attributable primarily to cash used to repurchase shares under our share repurchase program of $99,200. Other financing activities included the repayment of debt and capital lease obligations of $16,700 and distributions to noncontrolling interests of $8,000, partially offset by cash provided from the exercise of stock options of $25,700.

The net cash provided by financing activities in 2009 was attributable primarily to proceeds from the issuance of debt of $13,100 and proceeds from the exercise of share purchase warrants of $2,800, partially offset by the repayment of debt and capital lease obligations of $12,700 and distributions to noncontrolling interests of $2,200.

Outlook

Our liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations, changes in working capital activities, unused credit line availability and claim recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling 12-month period. Based on these forecasts, we believe our existing cash balances and forecasted net cash provided by operating activities will be sufficient to fund our operations throughout the next 12 months. Based on these forecasts, our primary cash needs will be working capital, capital expenditures, pension contributions and net asbestos-related payments. We may also use cash for acquisitions, discretionary pension plan contributions or to repurchase our shares under the share repurchase program, as described further below. The majority of our cash balances are invested in short-term interest bearing accounts with maturities of less than three months at creditworthy financial institutions around the world. Further significant deterioration of the current global economic and credit market environment, particularly in the Eurozone countries, could challenge our efforts to maintain our well-diversified asset allocation with creditworthy financial institutions. We continue to consider investing some of our cash in longer-term investment opportunities, including the acquisition of other entities or operations in the engineering and construction industry or power industry and/or the reduction of certain liabilities, such as unfunded pension liabilities.

It is customary in the industries in which we operate to provide standby letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. We believe that we will have sufficient letter of credit capacity from existing facilities throughout the next 12 months.

We are dependent on cash repatriations from our subsidiaries to cover essentially all payments and expenses of our holding company and principal executive offices in Switzerland, to cover cash needs related to our asbestos-related liability and other overhead expenses in the U.S. and, at our discretion, the acquisition of our shares under our share repurchase program, as described further below. Consequently, we require cash repatriations to Switzerland and the U.S. from our entities located in other countries in the normal course of our operations to meet our Swiss and U.S. cash needs and have successfully repatriated cash for many years. We believe that we can repatriate the required amount of cash to Switzerland and the U.S. Additionally, we continue to have access to the revolving credit portion of our U.S. senior secured credit facility, if needed.

Our net asbestos-related payments are the result of asbestos liability indemnity and defense costs payments in excess of insurance settlement proceeds. During 2011, we had net asbestos-related cash outflows of approximately $7,900. In 2012, we expect net cash outflows to be approximately $7,400. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.

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

We had approximately $225,600 and $310,000 of letters of credit outstanding under our U.S. senior secured credit agreement in effect as of December 31, 2011 and 2010, respectively. There were no funded borrowings under our U.S. senior secured credit agreement outstanding as of December 31, 2011 or 2010. Based on our current operating plans and cash forecasts, we do not intend to borrow under our U.S. senior secured credit facility during 2012. Please refer to Note 7 to the consolidated financial statements in this annual report on Form 10-K for further information regarding our debt obligations.

On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our unconsolidated affiliate’s facility in Chile. As a result of the damage, the project’s facility suspended normal operating activities on that date. Subsequent to that date, our unconsolidated affiliate filed a claim with its insurance carrier. A preliminary assessment of the extent of the damage was completed and an estimate of the required cost of repairs was developed. Based on the assessment and cost estimate, as well as correspondence received from the insurance carrier, we expect the property damage insurance recovery to be sufficient to cover the costs of repairing the facility. The insurance carrier also provided a preliminary assessment of the business interruption insurance recovery due to our unconsolidated affiliate, and has advanced insurance proceeds against this assessment. Based on this assessment, we expect the business interruption insurance recovery to substantially compensate our unconsolidated affiliate for the loss of profits while the facility suspended normal operating activities. Our unconsolidated affiliate’s receivable related to the remaining balance under its property damage and business interruption insurance recovery assessment was approximately $66,400 as of December 31, 2011. The facility began operating at less than normal utilization during the second quarter of 2011 and achieved normal operating activities in the third quarter of 2011. Please refer to Note 5 to the consolidated financial statements in this annual report on Form 10-K for further information on our equity interest in this project.

We are not required to make any mandatory contributions to our U.S. pension plans in 2012 based on the minimum statutory funding requirements. Based on the minimum statutory funding requirements for 2012, we expect to make mandatory contributions totaling approximately $22,400 to our non-U.S. pension plans in 2012. Additionally, we may elect to make additional discretionary contributions to our U.S. and/or non-U.S. pension plans during 2012.

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

Based on the aggregate share repurchases under our program through December 31, 2011, we were authorized to repurchase up to an additional $91,500 of our outstanding shares. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Through December 31, 2011, we have repurchased 39,651,649 shares for an aggregate cost of approximately $993,500. In December 2011, we initiated trades to repurchase an aggregate of 564,100 additional shares that settled in January 2012 for an aggregate cost of approximately $10,900. Cumulatively through February 23, 2012, we have repurchased 40,215,749 shares for an aggregate cost of approximately $1,004,400 and we are authorized to repurchase approximately $80,600 of additional outstanding shares. We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other privately negotiated transactions pursuant to our share repurchase program. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans. For further information, please refer to Part II, Item 5 of this annual report on Form 10-K.

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

Contractual Obligations

We have contractual obligations comprised of long-term debt, non-cancelable operating lease commitments, purchase commitments, capital lease obligations and pension and other postretirement benefit funding requirements. Our expected cash flows related to contractual obligations outstanding as of December 31, 2011 are as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt:
Principal	$90,600	$10,200	$21,300	$20,800	$38,300
Interest	15,200	3,200	4,800	3,200	4,000
Capital lease obligations:
Principal	58,500	2,500	5,500	7,000	43,500
Interest	42,400	5,600	10,600	9,400	16,800
Non-cancelable operating lease obligations	329,500	50,600	81,000	67,600	130,300
Purchase commitments	785,700	673,600	99,600	12,500	—
Funding requirements:
Pension U.S.*	23,100	—	—	23,100	—
Pension non-U.S.*	103,600	22,400	42,300	38,900	—
Other postretirement benefits*	27,400	5,600	11,000	10,800	—

Total contractual cash obligations	$1,476,000	$773,700	$276,100	$193,300	$232,900

*	Funding requirements are expected to extend beyond five years; however, data for contribution requirements beyond five years are not yet available and depend on the performance of our investment portfolio and actuarial experience. These projections assume no discretionary contributions.

The table above does not include payments of our asbestos-related liabilities as we cannot reasonably predict the timing of the net cash outflows associated with this liability beyond 2012. We expect to fund $7,400 of our asbestos liability indemnity and defense costs from our cash flows in 2012 net of the cash expected to be received from existing insurance settlements. Please refer to Note 16 to the consolidated financial statements in this annual report on Form 10-K for more information.

The table above does not include payments relating to our uncertain tax positions as we cannot reasonably predict the timing of the net cash outflows associated with the settlement of these obligations. Our total liability (including accrued interest and penalties) is $79,400 as of December 31, 2011. Please refer to Note 13 to the consolidated financial statements in this annual report on Form 10-K for more information.

We are contingently liable under standby letters of credit, bank guarantees and surety bonds, primarily for guarantees of our performance on projects currently in execution or under warranty. These balances include the standby letters of credit issued under the U.S. senior secured credit agreement, for further discussion please refer to the section entitled “— Liquidity and Capital Resources-Outlook” within this Item 7, and from other facilities worldwide. As of December 31, 2011, such commitments and their period of expiration are as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Bank issued letters of credit and guarantees	$835,700	$407,900	$335,500	$35,000	$57,300
Surety bonds	154,600	70,600	42,200	40,300	1,500

Total commitments	$990,300	$478,500	$377,700	$75,300	$58,800

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

New Orders, Measured in Terms of Future Revenues

	2011			2010			2009
	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total
By Project Location:
North America	$403,700	$286,000	$689,700	$525,100	$223,500	$748,600	$544,000	$217,800	$761,800
South America	267,400	24,700	292,100	390,600	20,200	410,800	180,400	15,700	196,100
Europe	751,200	128,900	880,100	569,400	600,800	1,170,200	388,000	237,900	625,900
Asia	525,100	801,100	1,326,200	712,300	333,300	1,045,600	900,500	109,600	1,010,100
Middle East	245,100	14,200	259,300	304,200	25,800	330,000	262,900	29,400	292,300
Africa	119,300	6,000	125,300	284,300	100	284,400	81,800	200	82,000
Australasia and other*	713,100	—	713,100	116,200	—	116,200	513,100	400	513,500

Total	$3,024,900	$1,260,900	$4,285,800	$2,902,100	$1,203,700	$4,105,800	$2,870,700	$611,000	$3,481,700

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

By Industry:
Power generation	$323,500	$1,143,400	$1,466,900	$22,900	$1,096,200	$1,119,100	$33,600	$512,200	$545,800
Oil refining	1,300,500	—	1,300,500	1,691,100	—	1,691,100	1,533,300	—	1,533,300
Pharmaceutical	43,800	—	43,800	70,300	—	70,300	55,100	—	55,100
Oil and gas	801,900	—	801,900	375,000	—	375,000	786,500	—	786,500
Chemical / petrochemical	475,000	—	475,000	669,000	100	669,100	439,300	—	439,300
Power plant operation and maintenance	17,800	117,500	135,300	16,900	107,400	124,300	—	98,800	98,800
Environmental	6,500	—	6,500	14,700	—	14,700	17,300	—	17,300
Other, net of eliminations	55,900	—	55,900	42,200	—	42,200	5,600	—	5,600

Total	$3,024,900	$1,260,900	$4,285,800	$2,902,100	$1,203,700	$4,105,800	$2,870,700	$611,000	$3,481,700

Backlog, Measured in Terms of Future Revenues

	December 31, 2011			December 31, 2010
	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total
By Contract Type:
Lump-sum turnkey	$—	$164,300	$164,300	$—	$424,400	$424,400
Other fixed-price	515,400	997,200	1,512,600	779,800	555,800	1,335,600
Reimbursable	1,904,800	44,400	1,949,200	2,157,900	61,600	2,219,500

Total	$2,420,200	$1,205,900	$3,626,100	$2,937,700	$1,041,800	$3,979,500

By Project Location:
North America	$483,200	$217,400	$700,600	$620,900	$189,500	$810,400
South America	328,100	25,500	353,600	389,200	30,400	419,600
Europe	637,100	234,500	871,600	382,500	517,800	900,300
Asia	413,300	711,100	1,124,400	481,200	269,300	750,500
Middle East	275,700	15,000	290,700	266,900	34,800	301,700
Africa	104,700	2,400	107,100	174,400	—	174,400
Australasia and other*	178,100	—	178,100	622,600	—	622,600

Total	$2,420,200	$1,205,900	$3,626,100	$2,937,700	$1,041,800	$3,979,500

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

By Industry:
Power generation	$304,000	$1,090,000	$1,394,000	$15,100	$929,300	$944,400
Oil refining	1,468,400	—	1,468,400	1,726,200	—	1,726,200
Pharmaceutical	28,200	—	28,200	39,800	—	39,800
Oil and gas	303,600	—	303,600	793,800	—	793,800
Chemical/petrochemical	287,900	—	287,900	331,800	200	332,000
Power plant operation and maintenance	—	115,900	115,900	—	112,300	112,300
Environmental	3,600	—	3,600	8,500	—	8,500
Other, net of eliminations	24,500	—	24,500	22,500	—	22,500

Total	$2,420,200	$1,205,900	$3,626,100	$2,937,700	$1,041,800	$3,979,500

Backlog, measured in terms of Foster Wheeler Scope	$1,365,900	$1,196,400	$2,562,300	$1,611,300	$1,031,900	$2,643,200

Global E&C Group Man-hours in Backlog (in thousands)	11,600		11,600	12,700		12,700

The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in decreases of $73,000 and $69,900, respectively, as of December 31, 2011 as compared to December 31, 2010.

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

At any point, we have numerous contracts in progress, all of which are at various stages of completion. Accounting for revenues and profits on long-term contracts requires estimates of total contract costs and estimates of progress toward completion to determine the extent of revenue and profit recognition. We rely extensively on estimates to forecast quantities of labor (man-hours), materials and equipment, the costs for those quantities (including exchange rates), and the schedule to execute the scope of work including allowances for weather, labor and civil unrest. Many of these estimates cannot be based on historical data, as most contracts are for unique, specifically designed facilities. In determining the revenues, we must estimate the percentage-of-completion, the likelihood that the client will pay for the work performed, and the cash to be received net of any taxes ultimately due or withheld in the country where the work is performed. Projects are reviewed on an individual basis and the estimates used are tailored to the specific circumstances. In establishing these estimates, we exercise significant judgment, and all possible risks cannot be specifically quantified.

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

Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit. In the period in which a change in estimate is recognized, the cumulative impact of that change is recorded based on progress achieved through the period of change. There were 43, 46 and 43 separate projects that had final estimated contract profit revisions whose impact on contract profit exceeded $1,000 in 2011, 2010 and 2009, respectively. The changes in final estimated contract profit resulted in a net increase of $35,200, $56,800 and $69,000 to reported contract profit for 2011, 2010 and 2009, respectively, relating to the revaluation of work performed on contracts in prior periods. The changes in final estimated contract profit revisions during 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of $3,200 and $4,600, respectively. The corrections were recorded in 2011 as they were not material to previously issued financial statements, nor are they material to the 2011 financial statements. The changes in final estimated contract profit revisions during 2009 included $24,300 for positive settlements on two projects in our Global E&C Group, of which $14,800 was associated with the receipt of a payment on a long outstanding arbitration award. The impact on contract profit is measured as of the beginning of each year and represents the incremental contract profit or loss that would have been recorded in prior periods had we been able to recognize in those periods the impact of the current period changes in final estimated profits.

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

United States

As of December 31, 2011, we had recorded total liabilities of $294,300 comprised of an estimated liability of $56,700 relating to open (outstanding) claims being valued and an estimated liability of $237,600 relating to future unasserted claims through December 31, 2026. Of the total, $50,900 is recorded in accrued expenses and $243,400 is recorded in asbestos-related liability on the consolidated balance sheet.

Since 2004, we have worked with Analysis Research Planning Corporation, or ARPC, nationally recognized consultants in the United States with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at year-end for the next 15 years. Since that time, we have recorded our estimated asbestos liability at a level consistent with ARPC’s reasonable best estimate.

Based on its review of the 2011 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability be updated as of December 31, 2011. Accordingly, we developed a revised estimate of our aggregate indemnity and defense costs through December 31, 2026 considering the advice of ARPC. In 2011, we revalued our liability for asbestos indemnity and defense costs through December 31, 2026 to $294,300, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a charge of $16,000 in 2011 primarily related to the revaluation of our asbestos liability, which includes adjustments for actual settlement experience different from our estimates and the accrual of our rolling 15-year asbestos-related liability estimate. The total asbestos-related liabilities are comprised of our estimates for our liability relating to open (outstanding) claims being valued and our liability for future unasserted claims through December 31, 2026.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type — mesothelioma, lung cancer, and non — malignancies — and the breakdown of known and future claims into disease type — mesothelioma, lung cancer or non-malignancies, as well as other factors. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through year-end 2026, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after December 31, 2026, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after December 31, 2026. Through December 31, 2011, total cumulative indemnity costs paid, prior to insurance recoveries, were approximately $764,900 and total cumulative defense costs paid were approximately $367,300, or approximately 32% of total defense and indemnity costs.

As of December 31, 2011, we had recorded assets of $174,700, which represents our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through December 31, 2026; $43,700 of this asset is recorded within accounts and notes receivable-other, and $131,000 is recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. Asbestos-related assets under executed settlement agreements with insurers due in the next 12 months are recorded within accounts and notes receivable-other and amounts due beyond 12 months are recorded within asbestos-related insurance recovery receivable. Our asbestos-related insurance recovery receivable also includes our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through December 31, 2026. Our asbestos-related assets have not been discounted for the time value of money.

Our insurance recoveries may be limited by future insolvencies among our insurers. Other than receivables related to bankruptcy court-approved settlements during liquidation proceedings, we have not assumed recovery in the estimate of our asbestos-related insurance asset from any of our currently insolvent insurers. We have considered the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. As of December 31, 2011 and 2010, we have not recorded an allowance for uncollectible balances against our asbestos-related insurance assets. We write off receivables from insurers that have become insolvent; there have been no such write-offs during 2011, 2010 and 2009. During 2011, we reached an agreement with an insurer that was under bankruptcy liquidation and for which we had written off our receivable prior to 2009. The asset awarded under the bankruptcy liquidation for this insurer was $4,500 and was included in our asbestos-related assets as of December 31, 2011. Other insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. If we fail to realize the expected insurance recoveries, or experience delays in receiving material amounts from our insurers, our business, financial condition, results of operations and cash flows could be materially adversely affected.

We plan to update our forecasts periodically to take into consideration our experience and to update our estimate of future costs and expected insurance recoveries. The estimate of the liabilities and assets related to asbestos claims and recoveries is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainties as to the ultimate number and type of claims filed, the amount of claim costs, the impact of bankruptcies of other companies with asbestos claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. Increases in the number of claims filed or costs to resolve those claims could cause us to increase further the estimates of the costs associated with asbestos claims and could have a material adverse effect on our financial condition, results of operations and cash flows.

The following chart reflects the sensitivities in the December 31, 2011 consolidated financial statements associated with a change in certain estimates used in relation to the U.S. asbestos-related liabilities.

Changes (Increase or Decreases) in Assumption:	Approximate Change in Liability
One-percentage point change in the inflation rate related to the indemnity and defense costs	$22,700
Twenty-five percent change in average indemnity settlement amount	47,700
Twenty-five percent change in forecasted number of new claims	52,600

Based on the December 31, 2011 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $47,700 as described above and the impact on expense would be dependent upon available additional insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge in the statement of operations of approximately 80% of the increase in the liability. Long-term cash flows would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries would decline.

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

United Kingdom

As of December 31, 2011, we had recorded total liabilities of $28,800 comprised of an estimated liability relating to open (outstanding) claims of $8,000 and an estimated liability relating to future unasserted claims through December 31, 2026 of $20,800. Of the total, $2,700 was recorded in accrued expenses and $26,100 was recorded in asbestos-related liability on the consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $2,700 was recorded in accounts and notes receivable-other and $26,100 was recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability and related asset recorded in the U.K. would be approximately $42,000.

Defined Benefit Pension and Other Postretirement Benefit Plans

We have defined benefit pension plans in the U.S., the U.K., Canada, Finland, France, India and South Africa and we have other postretirement benefit plans, or OPEB plans, for health care and life insurance benefits in the U.S. and Canada.

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

Certain employees in the U.S. and Canada may become eligible for health care and life insurance benefits, or other postretirement benefits, if they qualify for and commence receipt of normal or early retirement pension benefits as defined in the U.S. and Canada pension plans while working for us. Additionally, one of our subsidiaries in the U.S. also has a benefit plan which provides coverage for an employee’s beneficiary upon the death of the employee. This plan has been closed to new entrants since 1988.

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

We utilize our business judgment in establishing the estimates used in the calculations of our pension and OPEB plan liabilities, annual service cost and cash contributions. These estimates are updated on an annual basis or more frequently upon the occurrence of significant events. The estimates can vary significantly from the actual results and we cannot provide any assurance that the estimates used to calculate the pension OPEB plan liabilities included herein will approximate actual results. The volatility between the assumptions and actual results can be significant.

The following table summarizes the estimates used for our defined benefit pension and OPEB plans for 2011, 2010 and 2009:

	Pension Plans									OPEB Plans
	United States			United Kingdom			Other
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net periodic benefit cost:
Discount rate	5.11%	5.67%	6.23%	5.40%	5.70%	6.20%	5.40%	5.37%	6.18%	3.31%	4.53%	6.26%
Long-term rate of return	7.74%	7.75%	8.25%	6.40%	6.70%	6.30%	6.96%	7.37%	7.14%	N/A	N/A	N/A
Salary growth*	N/A	N/A	N/A	N/A	N/A	3.50%	3.59%	3.67%	3.07%	N/A	N/A	N/A

Projected benefit obligations:
Discount rate	4.03%	5.11%	5.67%	4.80%	5.50%	5.70%	5.18%	5.68%	6.22%	3.85%	4.88%	5.45%
Salary growth*	N/A	N/A	N/A	N/A	N/A	4.05%	4.21%	4.22%	4.20%	N/A	N/A	N/A

*	Salary growth is not applicable for frozen pension plans as future salary levels do not affect benefits payable. N/A — Not applicable.

The discount rate is developed using a market-based approach that matches our projected benefit payments to a spot yield curve of high-quality corporate bonds. Changes in the discount rate from period-to-period were generally due to changes in long-term interest rates.

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. We annually review and adjust, as required, the long-term rate of return for our pension plans. The weighted-average expected long-term rate of return on plan assets has ranged from 6.8% to 7.1% over the past three years.

The following tables reflect the sensitivities in the consolidated financial statements associated with a change in certain estimates used in relation to the U.S. and the U.K. defined benefit pension plans. Each of the sensitivities below reflects an evaluation of the change based solely on a change in that particular estimate.

	Approximate Increase/ (Decrease)
	Impact on Liabilities	Impact on 2012 Benefit Cost
U.S. Pension Plan:
One-tenth of a percentage point increase in the discount rate	$(4,389)	$40
One-tenth of a percentage point decrease in the discount rate	4,470	(42)
One-tenth of a percentage point increase in the expected return on plan assets	—	(319)
One-tenth of a percentage point decrease in the expected return on plan assets	—	319
U.K. Pension Plan:
One-tenth of a percentage point increase in the discount rate	$(11,525)	$(261)
One-tenth of a percentage point decrease in the discount rate	11,755	258
One-tenth of a percentage point increase in the expected return on plan assets	—	(186)
One-tenth of a percentage point decrease in the expected return on plan assets	—	784

Accumulated net actuarial losses and prior service credits from our pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year are $16,400 and $1,500, respectively. Estimated amortization of net transition obligation over the next year is inconsequential. Net actuarial losses reflect differences between expected and actual plan experience, including returns on plan assets, and changes in actuarial assumptions, all of which occurred over time. These net actuarial losses, to the extent not offset by future actuarial gains, will result in increases in our future pension costs depending on several factors, including whether such losses exceed the corridor in which losses are not amortized. The net actuarial losses outside the corridor are amortized over the expected remaining service periods of active participants (approximately 11, 14 and 18 years for the Canadian, South African and Finnish plans, respectively) and average remaining life expectancy of participants for our closed plans (approximately 24 and 29 years for the U.S. and U.K. plans, respectively) since benefits are closed.

A one-tenth of a percentage point decrease in the funding rates, used for calculating future funding requirements to the U.S. plan through 2016, would increase aggregate contributions over the next five years by approximately $3,300, while an increase by one-tenth of a percentage point would decrease aggregate contributions by approximately $2,700.

A one-tenth of a percentage point decrease in the funding rates, used for calculating future funding requirements to the U.K. plan through 2016, would increase aggregate contributions over the next five years by approximately $5,100, while an increase by one-tenth of a percentage point would decrease aggregate contributions by approximately $5,000.

Accumulated net actuarial losses and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost in connection with our OPEB plans over the next year are $500 and $3,500, respectively. The net actuarial losses outside the corridor are amortized over the average life expectancy of inactive participants (approximately 24 years) because benefits are closed. The prior service credits are amortized over schedules established at the date of each plan change (approximately 7 years).

Please refer to Note 8 to the consolidated financial statements in this annual report on Form 10-K for further discussion of our defined benefit pension and OPEB plans.

Share-Based Compensation Plans

Our share-based compensation plans include awards for stock options and restricted shares, restricted stock units and performance-based restricted stock units (collectively, “restricted awards”). We measure these awards at fair value on their grant date and recognize compensation cost in the consolidated statements of operations over their vesting period.

The following table summarizes our share-based compensation expense and related income tax benefit:

	2011	2010	2009
Share-based compensation	$21,849	$22,996	$22,781
Related income tax benefit	413	353	448

As of December 31, 2011, the breakdown of our unrecognized compensation cost and related weighted-average period for the cost to be recognized were as follows:

	December 31, 2011	Weighted- Average Period for Cost to be Recognized
Unrecognized compensation cost:
Stock options	$8,942	2 years
Restricted awards	15,797	2 years

Total unrecognized compensation cost	$24,739	2 years

We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

•

Expected volatility — we estimate the volatility of our share price at the grant date using a “look-back” period which coincides with the expected term, defined below. We believe using a “look-back” period which coincides with the expected term is the most appropriate measure for determining expected volatility.

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

We estimate the fair value of restricted share unit awards using the market price of our shares on the date of grant. We then recognize the fair value of each restricted share unit award as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period).

Certain of our executives have been awarded performance-based restricted share units. Under these awards, the number of restricted share units that ultimately vest depend on our share price performance against specified performance goals, which are defined in our performance-based award agreements. We estimate the grant date fair value of each performance-based restricted share unit award using a Monte Carlo valuation model. We then recognize the fair value of each restricted share unit award as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period).

We estimate pre-vesting forfeitures at the time of grant using a combination of historical data and demographic characteristics, and we revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards that are expected to vest.

If factors change and we employ different assumptions in the application of current accounting guidance, the compensation expense that we record for awards in future periods may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved in selecting the option pricing model assumptions used to estimate share-based compensation expense. Consequently, there is a risk that our estimates of the fair value of our share-based compensation awards on the grant dates may bear little resemblance to the actual value realized upon the exercise/vesting, expiration or forfeiture of those share-based payments in the future. Stock options and performance-based restricted share units may expire worthless or otherwise result in zero intrinsic value compared to the fair value originally estimated on the grant date and the expense reported in the consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair value originally estimated on the grant date and the expense reported in the consolidated financial statements.

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

Goodwill and Intangible Assets

At least annually, we evaluate goodwill for potential impairment. We test goodwill for impairment at the reporting unit level, which is defined as the components one level below our operating segments, as these components constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. Presently, goodwill exists in three of our reporting units — one within our Global Power Group business segment and two within our Global E&C Group business segment.

We first perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount, if so no further assessments are performed. We then perform an impairment test on reporting units where we have determined that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each year, we evaluate goodwill at each reporting unit to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill.

Intangible assets with determinable useful lives are amortized over their respective estimated useful lives and reviewed for impairment together with other tangible long-lived assets whenever events or circumstances indicate that an impairment may exist.

We determined that both the income and market valuation approaches provide inputs into the estimate of the fair value of our reporting units, which would be considered by market participants. Under the income valuation approach, we employ a discounted cash flow model to estimate the fair value of each reporting unit. This model requires the use of significant estimates and assumptions regarding future revenues, costs, margins, capital expenditures, changes in working capital, terminal year growth rate and cost of capital. Our cash flow models are based on our forecasted results for the applicable reporting units. The models also assume a 3% growth rate in the terminal year. Actual results could differ from our projections.

Under the market valuation approach, we employ the guideline publicly traded company method, which indicates the fair value of the equity of each reporting unit by comparing it to publicly traded companies in similar lines of business. After identifying and selecting guideline companies, we analyze their business and financial profiles for relative similarity. Factors such as size, growth, risk and profitability are analyzed and compared to each of our reporting units.

During our 2011 annual evaluation, we noted that the indicated fair value was above the carrying value of each reporting unit.

Goodwill of $22,300 related to one of our Global E&C Group’s reporting units. Our estimate of the fair value of this reporting unit during our 2011 impairment test was sufficiently in excess of its carrying value even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying value of goodwill was required. However, should the performance of this unit deteriorate in the future, which could result in a decline in its estimated fair value, its carrying value could exceed its fair value in future periods, which could lead to an impairment of goodwill.

Income Taxes

Deferred tax assets and liabilities are established for tax attributes (credits or loss carryforwards) and temporary differences between the book and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates based on the date of enactment. Within each jurisdiction and taxpaying component, current deferred tax assets and liabilities and noncurrent deferred tax assets and liabilities are combined and presented as a net amount.

Deferred tax assets are reduced by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of loss carryforwards (or other deferred tax assets) will not be realized in the future. In evaluating our ability to realize our deferred tax assets within the various tax jurisdictions in which they arise, we consider all available positive and negative evidence, including scheduled reversals of taxable temporary differences, projected future taxable income, tax planning strategies and recent financial performance. Projecting future taxable income requires significant assumptions about future operating results, as well as the timing and character of taxable income in numerous jurisdictions. For statutory purposes, the majority of the deferred tax assets for which a valuation allowance is provided as of December 31, 2011 do not begin to expire until 2025 or later, based on the current tax laws. We have a valuation allowance of $399,000 recorded as of December 31, 2011.

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

Our subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and numerous non-U.S. jurisdictions around the world. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by jurisdiction. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in a number of jurisdictions may expire within 12 months from the balance sheet date. As a result, we expect recurring changes in unrecognized tax benefits due to the expiration of the statute of limitations, none of which are expected to be individually significant. With few exceptions, we are no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before 2007.

A number of tax years are under audit by the tax authorities in various jurisdictions, including the U.S. and several states within the U.S. We anticipate that several of these audits may be concluded in the foreseeable future, including in 2012. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the magnitude of any such reduction at this time.

As of December 31, 2011, we had $53,700 of unrecognized tax benefits, all of which would, if recognized, affect our effective tax rate before existing valuation allowance considerations.

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

(amounts in thousands of dollars)

Interest Rate Risk — We are exposed to changes in interest rates should we need to borrow under our U.S. senior secured credit agreement (there were no such borrowings as of December 31, 2011 and, based on current operating plans and cash flow forecasts, none are expected in 2012) and, to a limited extent, under our variable rate special-purpose limited recourse project debt for any portion of the debt for which we have not entered into a fixed rate swap agreement. If average market rates are 100-basis points higher in the next twelve months, our interest expense for such period of time would increase, and our income before income taxes would decrease, by approximately $100. This amount has been determined by considering the impact of the hypothetical interest rates on our variable rate borrowings as of December 31, 2011 and does not reflect the impact of interest rate changes on outstanding debt held by certain of our equity interests since such debt is not consolidated on our balance sheet.

Foreign Currency Risk — We operate on a worldwide basis with substantial operations in Europe that subject us to foreign currency exchange rate risk mainly relative to the British pound, Euro and Polish Zloty. Under our risk management policies, we do not hedge translation risk exposure.

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

The notional amount of our foreign currency forward contracts provides one measure of our transaction volume outstanding as of the balance sheet date. As of December 31, 2011, we had a total gross notional amount of approximately $233,500 related to foreign currency forward contracts and the primary currencies movements hedged were the British pound, Chinese yuan, Euro, Polish zloty and U.S. dollar. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contract maturity dates range from 2012 through 2013.

We are exposed to credit loss in the event of non-performance by the counterparties. These counterparties are commercial banks that are primarily rated “BBB+” or better by S&P (or the equivalent by other recognized credit rating agencies). Further significant deterioration of the current global economic and credit market environment, particularly in the Eurozone countries, could challenge our efforts to maintain our well-diversified asset allocation with creditworthy financial institutions.

Please refer to Note 10 to the consolidated financial statements in this annual report on Form 10-K for further information on our primary foreign currency forward exchange contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler AG:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Foster Wheeler AG and its subsidiaries (“the Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of the Company’s Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Florham Park, New Jersey

February 23, 2012

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands of dollars, except per share amounts)

	2011	2010	2009
Operating revenues	$4,480,729	$4,067,719	$5,056,334
Cost of operating revenues	3,939,274	3,468,933	4,297,687

Contract profit	541,455	598,786	758,647
Selling, general and administrative expenses	309,996	303,330	294,907
Other income, net	(51,607)	(60,444)	(52,263)
Other deductions, net	43,969	41,221	30,931
Interest income	(18,922)	(11,581)	(10,535)
Interest expense	12,876	15,610	14,122
Net asbestos-related provision	9,901	5,410	26,365

Income before income taxes	235,242	305,240	455,120
Provision for income taxes	58,514	74,531	93,762

Net income	176,728	230,709	361,358

Less: Net income attributable to noncontrolling interests	14,345	15,302	11,202

Net income attributable to Foster Wheeler AG	$162,383	$215,407	$350,156

Earnings per share (see Note 1):
Basic	$1.35	$1.71	$2.77

Diluted	$1.35	$1.70	$2.75

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands of dollars, except share data and per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$718,049	$1,057,163
Short-term investments	1,294	—
Accounts and notes receivable, net:
Trade	428,433	577,400
Other	97,495	96,758
Contracts in process	166,648	165,389
Prepaid, deferred and refundable income taxes	62,616	59,977
Other current assets	49,181	37,813

Total current assets	1,523,716	1,994,500

Land, buildings and equipment, net	341,987	362,087
Restricted cash	44,094	27,502
Notes and accounts receivable — long-term	6,210	2,648
Investments in and advances to unconsolidated affiliates	211,109	217,071
Goodwill	104,654	88,917
Other intangible assets, net	74,386	66,070
Asbestos-related insurance recovery receivable	157,127	194,570
Other assets	118,178	84,078
Deferred tax assets	25,482	23,034

TOTAL ASSETS	$2,606,943	$3,060,477

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$12,683	$11,996
Accounts payable	250,171	239,071
Accrued expenses	237,089	240,894
Billings in excess of costs and estimated earnings on uncompleted contracts	547,732	684,090
Income taxes payable	39,645	34,623

Total current liabilities	1,087,320	1,210,674

Long-term debt	136,428	152,574
Deferred tax liabilities	41,349	42,179
Pension, postretirement and other employee benefits	171,065	166,362
Asbestos-related liability	269,520	307,619
Other long-term liabilities	160,596	160,785
Commitments and contingencies

TOTAL LIABILITIES	1,866,278	2,040,193

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	4,993	4,935

TOTAL TEMPORARY EQUITY	4,993	4,935

Equity:
Registered shares:
CHF 3.00 par value; authorized: 187,847,379 shares and 192,156,579 shares, respectively; conditionally authorized: 59,781,738 shares and 60,675,249 shares, respectively; issued: 125,529,423 shares and 128,948,622 shares, respectively; outstanding: 108,289,003 shares and 124,635,912 shares, respectively.	321,181	334,052
Paid-in capital	606,053	659,739
Retained earnings	699,971	537,588
Accumulated other comprehensive loss	(530,068)	(464,504)
Treasury shares (outstanding: 17,240,420 shares and 4,312,710 shares, respectively)	(409,390)	(99,182)

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	687,747	967,693

Noncontrolling interests	47,925	47,656

TOTAL EQUITY	735,672	1,015,349

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$2,606,943	$3,060,477

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands of dollars, except share data)

	Shares				Preferred Shares Value	Common Shares Value	Registered Shares Value	Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Shares Value	Total Foster Wheeler AG Shareholder’s Equity	Noncontrolling Interests	Total Equity
	Preferred	Common	Registered	Treasury
Balance at December 26, 2008	1,079	126,177,611	—	—	$—	$1,262	$—	$914,063	$(27,975)	$(494,788)	$—	$392,562	$28,718	$421,280
Net income	—	—	—	—	—	—	—	—	350,156	—	—	350,156	11,202	361,358
Other comprehensive income, net of tax:
Foreign currency translation	—	—	—	—	—	—	—	—	—	29,287	—	29,287	1,181	30,468
Cash flow hedges	—	—	—	—	—	—	—	—	—	(1,524)	—	(1,524)	—	(1,524)
Pension and other postretirement benefits	—	—	—	—	—	—	—	—	—	29,021	—	29,021	40	29,061

Comprehensive income												406,940	12,423	419,363

Issuance of common shares upon conversion of preferred shares	(4)	520	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares upon exercise of share purchase warrants	—	2,021	—	—	—	—	—	9	—	—	—	9	—	9
Issuance of common shares upon vesting of restricted awards	—	97,535	—	—	—	1	—	(1)	—	—	—	—	—	—
Repurchase and retirement of shares	—	(1,575)	—	—	—	—	—	(28)	—	—	—	(28)	—	(28)
Cancellation of common shares and issuance of registered shares	—	(126,276,112)	126,276,112	—	—	(1,263)	326,070	(324,807)	—	—	—	—	—	—
Issuance of registered shares upon conversion of preferred shares	(1,075)	—	139,802	—	—	—	361	(361)	—	—	—	—	—	—
Issuance of registered shares upon exercise of share purchase warrants	—	—	594,280	—	—	—	1,711	1,076	—	—	—	2,787	—	2,787
Issuance of registered shares upon exercise of stock options	—	—	65,026	—	—	—	189	1,322	—	—	—	1,511	—	1,511
Issuance of registered shares upon vesting of restricted awards	—	—	366,723	—	—	—	1,071	(1,071)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(2,171)	(2,171)
Share-based compensation expense	—	—	—	—	—	—	—	27,797	—	—	—	27,797	—	27,797
Excess tax shortfall related to share-based compensation	—	—	—	—	—	—	—	(61)	—	—	—	(61)	—	(61)

Balance at December 31, 2009	—	—	127,441,943	—	$—	$—	$329,402	$617,938	$322,181	$(438,004)	$—	$831,517	$38,970	$870,487

Net income	—	—	—	—	—	—	—	—	215,407	—	—	215,407	15,302	230,709
Other comprehensive income, net of tax:
Foreign currency translation	—	—	—	—	—	—	—	—	—	(22,537)	—	(22,537)	1,748	(20,789)
Cash flow hedges	—	—	—	—	—	—	—	—	—	(837)	—	(837)	—	(837)
Pension and other postretirement benefits	—	—	—	—	—	—	—	—	—	(3,126)	—	(3,126)	(333)	(3,459)

Comprehensive Income												188,907	16,717	205,624

Issuance of registered shares upon exercise of stock options	—	—	1,185,186	—	—	—	3,638	22,164	—	—	—	25,802	—	25,802
Issuance of registered shares upon vesting of restricted awards	—	—	321,493	—	—	—	1,012	(1,012)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(8,031)	(8,031)
Share-based compensation expense	—	—	—	—	—	—	—	20,631	—	—	—	20,631	—	20,631
Excess tax benefit related to share-based compensation	—	—	—	—	—	—	—	18	—	—	—	18	—	18
Repurchase of shares	—	—	—	4,312,710	—	—	—	—	—	—	(99,182)	(99,182)	—	(99,182)

Balance at December 31, 2010	—	—	128,948,622	4,312,710	$—	$—	$334,052	$659,739	$537,588	$(464,504)	$(99,182)	$967,693	$47,656	$1,015,349

Net income	—	—	—	—	—	—	—	—	162,383	—	—	162,383	14,345	176,728
Other comprehensive income, net of tax:
Foreign currency translation	—	—	—	—	—	—	—	—	—	(21,694)	—	(21,694)	(2,795)	(24,489)
Cash flow hedges	—	—	—	—	—	—	—	—	—	(1,702)	—	(1,702)	—	(1,702)
Pension and other postretirement benefits	—	—	—	—	—	—	—	—	—	(42,168)	—	(42,168)	(33)	(42,201)

Comprehensive Income												96,819	11,517	108,336

Issuance of registered shares upon exercise of stock options	—	—	414,361	—	—	—	1,334	9,557	—	—	—	10,891	—	10,891
Issuance of registered shares upon vesting of restricted awards	—	—	479,150	—	—	—	1,570	(1,570)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(11,373)	(11,373)
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	125	125
Share-based compensation expense	—	—	—	—	—	—	—	21,791	—	—	—	21,791	—	21,791
Excess tax shortfall related to share-based compensation	—	—	—	—	—	—	—	(57)	—	—	—	(57)	—	(57)
Repurchase of registered shares	—	—	—	17,240,420	—	—	—	—	—	—	(409,390)	(409,390)	—	(409,390)
Retirement of registered shares	—	—	(4,312,710)	(4,312,710)	—	—	(15,775)	(83,407)	—	—	99,182	—	—	—

Balance at December 31, 2011	—	—	125,529,423	17,240,420	$—	$—	$321,181	$606,053	$699,971	$(530,068)	$(409,390)	$687,747	$47,925	$735,672

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands of dollars)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$176,728	$230,709	$361,358
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	49,456	54,155	45,759
Gain on curtailment of defined benefit pension plans	—	(19,562)	—
Gain on repayment of project debt	—	(21,865)	(9,914)
Net asbestos-related provision	9,915	15,823	27,615
Share-based compensation expense	21,849	22,996	22,781
Excess tax shortfall/(benefit) related to share-based compensation	57	(18)	61
Deferred income tax (benefit)/provision	(16,316)	33,241	19,681
(Gain)/loss on sale of assets	(974)	316	822
Net dividends/(equity in earnings) from investees	8,017	(8,076)	(8,429)
Other noncash items	—	1,678	5
Changes in assets and liabilities:
Decrease/(increase) in receivables	127,113	(54,945)	111,558
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	(126,000)	140,756	(133,058)
Increase/(decrease) in accounts payable and accrued expenses	16,068	(91,111)	(105,193)
Increase/(decrease) in income taxes payable	3,503	(31,200)	(1,389)
Net change in other current assets and liabilities	(10,569)	9,000	7,968
Decrease in pension, postretirement and other employee benefits	(73,464)	(89,498)	(33,031)
Net change in asbestos-related assets and liabilities	(7,898)	(718)	(25,639)
Net change in other long-term assets and liabilities	8,261	(13,013)	9,660

Net cash provided by operating activities	185,746	178,668	290,615

CASH FLOWS FROM INVESTING ACTIVITIES
Payments related to acquisition of businesses, net of cash acquired	(29,376)	(4,191)	(32,619)
Change in restricted cash	(18,646)	6,017	(11,892)
Capital expenditures	(28,080)	(23,278)	(45,623)
Proceeds from sale of investments and other assets	2,157	5,087	1,117
Investments in and advances to unconsolidated affiliates	—	—	(911)
Return of investment from unconsolidated affiliates	2	3,232	—
Purchase of short-term investments	(1,546)	—	—
Proceeds from sale of short-term investments	—	19	2,663

Net cash used in investing activities	(75,489)	(13,114)	(87,265)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	(409,390)	(99,182)	(28)
Distributions to noncontrolling interests	(11,373)	(8,031)	(2,171)
Proceeds from capital contribution from noncontrolling interests	138	—	—
Proceeds from share purchase warrants exercised	—	—	2,796
Proceeds from stock options exercised	11,910	25,748	546
Excess tax (shortfall)/benefit related to share-based compensation	(57)	18	(61)
Payment of deferred financing costs	—	(4,504)	—
Proceeds from issuance of debt	—	2,197	13,090
Repayment of debt and capital lease obligations	(12,530)	(16,740)	(12,716)

Net cash(used in)/provided by financing activities	(421,302)	(100,494)	1,456

Effect of exchange rate changes on cash and cash equivalents	(28,069)	(5,055)	19,189

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(339,114)	60,005	223,995
Cash and cash equivalents at beginning of year	1,057,163	997,158	773,163

CASH AND CASH EQUIVALENTS AT END OF YEAR	$718,049	$1,057,163	$997,158

Cash paid during the year for:
Interest (net of amount capitalized)	$12,193	$13,861	$14,856

Income taxes	$82,265	$76,635	$86,685

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

The fiscal year of Foster Wheeler AG ends on December 31 of each calendar year. Foster Wheeler AG’s fiscal quarters end on the last day of March, June and September. The fiscal years of our non-U.S. operations are the same as the parent’s. The fiscal year of Foster Wheeler Ltd., the parent company prior to the Redomestication, was the 52- or 53-week annual accounting period ending the last Friday in December and ended on December 26, 2008 for 2008. The fiscal year of our U.S. operations is the 52- or 53-week annual accounting period ending on the last Friday in December.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Principles of Consolidation — The consolidated financial statements include the accounts of Foster Wheeler AG and all significant U.S. and non-U.S. subsidiaries as well as certain entities in which we have a controlling interest. Intercompany transactions and balances have been eliminated. See below “— Variable Interest Entities” for further information related to the consolidation of variable interest entities.

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

At any point, we have numerous contracts in progress, all of which are at various stages of completion. Accounting for revenues and profits on long-term contracts requires estimates of total contract costs and estimates of progress toward completion to determine the extent of revenue and profit recognition. These estimates may be revised as additional information becomes available or as specific project circumstances change. We review all of our material contracts on a monthly basis and revise our estimates as appropriate for developments such as earning project incentive bonuses, incurring or expecting to incur contractual liquidated damages for performance or schedule issues, providing services and purchasing third-party materials and equipment at costs differing from those previously estimated and testing completed facilities, which, in turn, eliminates or confirms completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and, therefore, tend to be earned late in a project’s life cycle.

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

	2011	2010	2009
Number of separate projects	43	46	43
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions	$35,200	$56,800	$69,000

The changes in final estimated contract profit revisions during 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling $7,800, which included final estimated profit reductions in our Global Engineering and Construction Group (“Global E&C Group”) and our Global Power Group of $3,200 and $4,600, respectively. The corrections were recorded in 2011 as they were not material to previously issued financial statements, nor are they material to the 2011 financial statements.

The changes final estimated contract profit revisions during 2009 included $24,300 for positive settlements on two projects in our Global E&C Group business segment, of which $14,800 was associated with the receipt of a payment on a long-outstanding arbitration award.

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

Our consolidated financial statements included the following regarding commercial claims:

	December 31, 2011	December 31, 2010
Assumed recovery of commercial claims	$6,700	$7,300
Claims yet to be expended	$300	$—

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. Deferred pre-contract costs were immaterial as of December 31, 2011 and 2010.

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

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments with original maturities of three months or less at the date of acquisition. We are dependent on cash repatriations to cover essentially all payments and expenses of our holding company and principal executive offices in Switzerland, to cover cash needs related to our asbestos related liability and other overhead expenses in the U.S. and, at our discretion, to cover the acquisition of our shares under our share repurchase program. Cash and cash equivalents of $588,307 and $824,938 were held by our non-U.S. entities as of December 31, 2011 and 2010, respectively. These entities require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization requirements and, in some cases, contractual restrictions. Accordingly, a portion of these funds may not be readily available for repatriation to our entities in Switzerland or the U.S.

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

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method. We had inventories of $16,738 and $11,255 as of December 31, 2011 and 2010, respectively. Such amounts are recorded within other current assets on the consolidated balance sheet.

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

Restricted Cash — The following table details our restricted cash balances held by our entities:

	December 31, 2011			December 31, 2010
	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Held by special-purpose entities and restricted for debt service payments	$9,539	$271	$9,810	$6,685	$269	$6,954
Held to collateralize letters of credit and bank guarantees	10,226	—	10,226	9,720	—	9,720
Client dedicated accounts	20,612	3,446	24,058	8,140	2,688	10,828

Total	$40,377	$3,717	$44,094	$24,545	$2,957	$27,502

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

Variable Interest Entities — We sometimes form separate legal entities such as corporations, partnerships and limited liability companies in connection with the execution of a single contract or project. Upon formation of each separate legal entity, we perform an evaluation to determine whether the new entity is a variable interest entity, or VIE, and whether we are the primary beneficiary of the new entity, which would require us to consolidate the new entity in our financial results. We reassess our initial determination on whether the entity is a VIE upon the occurrence of certain events and whether we are the primary beneficiary as outlined in current accounting guidelines. If the entity is not a VIE, we determine the accounting for the entity under the voting interest accounting guidelines.

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

As of December 31, 2011 and 2010, we participated in certain entities determined to be VIEs, including a gas-fired cogeneration facility in Martinez, California and a refinery/electric power generation project in Chile. We consolidate the operations of the Martinez project while we record our participation in the Chile based project on the equity method of accounting. Additionally, as of December 31, 2010 our waste-to-energy facility in Camden, New Jersey was determined to be a VIE due to the operating agreement in place at that time with the project sponsor. The operating agreement terminated as of the end of the second quarter of 2011, therefore the Camden project was no longer considered a VIE as of December 31, 2011. We consolidated the operations of the Camden project, as of December 31, 2010, because we were the primary beneficiary. Although the Camden project is no longer considered a VIE, we continued to consolidate the project as of December 31, 2011 because we own 100% of the outstanding voting equity of the project.

Please see Note 5 for further information regarding our participation in these projects.

Goodwill and Other Intangible Assets — Goodwill arising from business acquisitions is allocated to the appropriate reporting unit on a relative fair value basis at the time of acquisition. Other intangible assets consist principally of patents, trademarks, customer relationships, pipeline, backlog and technology and are amortized over their respective estimated useful lives and reviewed for impairment together with other tangible long-lived assets whenever events or circumstances indicate that an impairment may exist. The estimated useful lives of our other intangible assets as of December 31, 2011 and 2010 ranged from: patents 3 to 25 years; trademarks 3 to 40 years; customer relationships, pipeline and backlog 1 to 13 years; and technology up to 7 years.

During 2011, we adopted Accounting Standards Update No. (“ASU”) 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” ASU 2011-08 amends existing guidance in order to simplify how entities test goodwill for impairment. Under the amended guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, through a qualitative assessment, that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. The adoption of this standard did not have a material impact on our results of operations or financial position.

We test goodwill for impairment at the reporting unit level, which we have determined to be the components one level below our operating segments, as these components constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. Presently, goodwill exists in three of our reporting units — one within our Global Power Group business segment and two within our Global E&C Group business segment.

We first perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount, if so no further assessments are performed. We then perform an impairment test on reporting units where we have determined that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

1.  Summary of Significant Accounting Policies — (Continued)

impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each year, we evaluate goodwill at each reporting unit to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. As of December 31, 2011 and 2010, the estimated fair value of each of the reporting units was sufficiently in excess of its carrying values even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying values of goodwill was required.

Intangible assets with determinable useful lives are amortized over their respective estimated useful lives and reviewed for impairment together with other tangible long-lived assets whenever events or circumstances indicate that an impairment may exist.

Income Taxes — Deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates as of the date of enactment.

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

We do not make a provision for incremental income taxes on subsidiary earnings, which have been retained in the subsidiary’s country of domicile, if we expect such earnings to be indefinitely reinvested in that jurisdiction. Unremitted earnings of our subsidiaries, that have been, or are intended to be, permanently reinvested (and for which no incremental income tax has been provided) aggregated $317,700 as of December 31, 2011. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

1.  Summary of Significant Accounting Policies — (Continued)

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other deductions, net on our consolidated statement of operations. The net balance of our foreign currency transaction gains and losses for 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Net foreign currency transaction gains/(losses)	$1,105	$(5,778)	$979

Net foreign currency transaction gains/(losses), net of tax	$830	$(4,367)	$780

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

•

Defined Benefit Pension Plan Assets — We estimate the fair value of investments in equity securities at each year-end based on quotes obtained from financial institutions. The fair value of investments in commingled funds, invested primarily in debt and equity securities, is based on the net asset values

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

1.  Summary of Significant Accounting Policies — (Continued)

communicated by the respective asset manager. We further corroborate the above valuations with observable market data using level 1 and 2 inputs. Additionally, we hold investments in private investment funds that are valued at net asset value as communicated by the asset manager using level 3 unobservable market data inputs.

External Legal Fees — External legal fees are expensed as incurred and recorded in other deductions, net on our consolidated statement of operations with the exception of external legal fees associated with asbestos defense costs (please refer to Note 16 for further information related to our accounting for asbestos defense costs). We incurred external legal fees, excluding asbestos defense costs, of approximately $17,800, $17,800 and $16,400 for 2011, 2010 and 2009, respectively, which include external legal fees related to project claims.

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

Under Swiss law, the cancellation of shares previously repurchased under our share repurchase program must be approved by our shareholders. Repurchased shares remain as treasury shares on our balance sheet until cancellation. Based on the aggregate share repurchases under our program through December 31, 2011, we are authorized to repurchase up to an additional $91,546 of our outstanding shares.

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

At our 2011 annual general meeting of shareholders on May 3, 2011, we obtained specific shareholder approval for the cancellation of all treasury shares held as of December 31, 2010 and amended our Articles of Association to reduce our share capital accordingly. On July 22, 2011, the cancellation of those shares was registered with the commercial register of the Canton of Zug in Switzerland. All shares acquired after December 31, 2010 will remain as treasury shares until shareholder approval for their cancellation is granted at a future general meeting of shareholders.

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

Diluted earnings per share is computed by dividing net income attributable to Foster Wheeler AG by the combination of the weighted-average number of shares outstanding during the reporting period and the impact of dilutive securities, if any, such as outstanding stock options, warrants to purchase shares and the non-vested portion of restricted shares, restricted stock units and performance-based restricted stock units (collectively, “restricted awards”) to the extent such securities are dilutive. Our previously outstanding warrants are included in the earnings per share calculation for 2009. The remaining warrants expired on October 2, 2009.

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

The computations of basic and diluted earnings per share were as follows:

	2011	2010	2009
Basic earnings per share:
Net income attributable to Foster Wheeler AG	$162,383	$215,407	$350,156
Weighted-average number of shares outstanding for basic earnings per share	120,085,704	126,032,130	126,541,962

Basic earnings per share	$1.35	$1.71	$2.77

Diluted earnings per share:
Net income attributable to Foster Wheeler AG	$162,383	$215,407	$350,156
Weighted-average number of shares outstanding for basic earnings per share	120,085,704	126,032,130	126,541,962
Effect of dilutive securities:
Options to purchase shares	190,644	236,363	124,602
Warrants to purchase shares	—	—	355,472
Non-vested portion of restricted awards	228,135	308,362	152,575

Weighted-average number of shares outstanding for diluted earnings per share	120,504,483	126,576,855	127,174,611

Diluted earnings per share	$1.35	$1.70	$2.75

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

1.  Summary of Significant Accounting Policies — (Continued)

The following table summarizes options not included in the calculation of diluted earnings per share as the assumed proceeds from those options, on a per share basis, were greater than the average share price for the period, which would result in an antidilutive effect on diluted earnings per share:

	2011	2010	2009
Options not included in the computation of diluted earnings per share	1,304,190	2,141,454	2,802,193

Recent Accounting Developments — In June 2011, the Financial Accounting Standards Board issued ASU 2011-05, “Comprehensive Income.” ASU 2011-05 amends existing guidance in order to increase the prominence of items reported in other comprehensive income and eliminates the option to present components of other comprehensive income as part of the statement of changes in equity, the presentation format that we currently employ. Under ASU 2011-05, all non-owner changes in equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public companies, ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. Although we have not yet determined the manner of presentation that we will select, the adoption of this standard, beginning with our consolidated financial statements included in our quarterly report on Form 10-Q for the quarter ending March 31, 2012, will not have a material impact on our results of operation or financial position.

2.  Business Combinations

In December 2011, we acquired the stock of Graf-Wulff GmbH, a company based in Germany, for a purchase price of approximately €22,300 (approximately $29,400 at the exchange rate on the date of the acquisition), net of cash acquired. The acquired company designs, manufactures and installs equipment which utilizes circulating dry ash flue gas scrubbing technology for all types of steam generators in the power and industrial sectors. The preliminary purchase price allocation has been included in the balance sheet as of December 31, 2011. Results of operations since the acquisition date were not significant to our consolidated financial statements, nor is the pro forma impact assuming the acquisition had occurred as of the beginning of the year. This company’s financial results will be included within our Global Power Group business segment.

In December 2010, we acquired the assets of a proprietary sulfur recovery technology business for $1,000. The sulfur recovery technology is used to treat gas streams containing hydrogen sulfide for the purpose of reducing the sulfur content of fuel products and to recover a saleable sulfur by-product. The acquisition included patents, know-how and skilled personnel. The purchase price allocation and pro forma information for this acquisition were not material to our consolidated financial statements. This company’s financial results are included within our Global E&C Group business segment.

In October 2009, we acquired substantially all of the assets of the Houston operations of Atlas Engineering, Inc., a privately held company, for a purchase price of approximately $21,000. The purchase price may be increased by an estimated $12,000 for contingent consideration depending on the acquired company’s EBITDA, as defined in the purchase agreement for this transaction, over the first three years after the closing date. The estimated fair value of the contingent consideration liability on our consolidated balance sheet as of December 31, 2011 was $2,595. The acquired company is active in upstream oil and gas engineering services. The purchase price allocation and pro forma information for this acquisition were not material to our consolidated financial statements. This company’s financial results are included within our Global E&C Group business segment.

In April 2009, we acquired substantially all of the assets of the offshore engineering division of OPE Holdings Ltd., a Canadian company that was listed on the TSX Venture Exchange and which we refer to as OPE, for a

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

2.  Business Combinations — (Continued)

purchase price of approximately $8,900. The acquired company is active in upstream oil and gas engineering services. The purchase price allocation and pro forma information for this acquisition were not material to our consolidated financial statements. This company’s financial results are included within our Global E&C Group business segment.

3.  Accounts and Notes Receivable, net

The following table shows the components of trade accounts and notes receivable:

	December 31, 2011	December 31, 2010
Receivables from long-term contracts due within one year	421,672	545,489

Retention receivables estimated to be due in:
One year	17,171	39,299
Two years and thereafter	2,862	8,331

Total retention receivables	20,033	47,630

Trade accounts and notes receivable, gross	441,705	593,119
Less: Allowance for doubtful accounts	(13,272)	(15,719)

Trade accounts and notes receivable, net	$428,433	$577,400

We have not recorded a provision for the outstanding retention receivable balances as of December 31, 2011 and 2010.

The following table shows the components of other accounts and notes receivable, net:

	December 31, 2011	December 31, 2010
Asbestos insurance receivable	$46,354	$56,377
Foreign refundable value-added tax	23,078	18,094
Other	28,063	22,287

Other accounts and notes receivable, net	$97,495	$96,758

4.  Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 31, 2011	December 31, 2010
Land and land improvements	$18,544	$18,183
Buildings	289,084	293,223
Furniture, fixtures and equipment	491,741	496,004
Construction in progress	5,461	3,168

Land, buildings and equipment, gross	804,830	810,578
Less: Accumulated depreciation	(462,843)	(448,491)

Land, buildings and equipment, net	$341,987	$362,087

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

4.  Land, Buildings and Equipment — (Continued)

Depreciation expense for 2011, 2010 and 2009 was $42,073, $46,833, and $39,357, respectively.

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

On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our unconsolidated affiliate’s facility in Chile. As a result of the damage, the project’s facility suspended normal operating activities on that date. Subsequent to that date, our unconsolidated affiliate filed a claim with its insurance carrier. A preliminary assessment of the extent of the damage was completed and an estimate of the required cost of repairs was developed. Based on the assessment and cost estimate, as well as correspondence received from the insurance carrier, we expect the property damage insurance recovery to be sufficient to cover the costs of repairing the facility. The insurance carrier also provided a preliminary assessment of the business interruption insurance recovery due to our unconsolidated affiliate, and advanced insurance proceeds against this assessment. Based on this assessment, we expect the business interruption insurance recovery to substantially compensate our unconsolidated affiliate for the loss of profits while the facility suspended normal operating activities. Our unconsolidated affiliate’s receivable related to the remaining balance under their property damage and business interruption insurance recovery assessment was approximately $66,400 as of December 31, 2011, which is included in current assets in the table below. The facility began operating at less than normal utilization during the second quarter of 2011 and achieved normal operating activities in the third quarter of 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

5.  Investments — (Continued)

We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for these entities (each as a whole) based on where the projects are located:

	December 31, 2011		December 31, 2010
Balance Sheet Data :	Italy	Chile	Italy	Chile
Current assets	$168,501	$130,880	$396,512	$70,381
Other assets (primarily buildings and equipment)	366,414	108,165	395,264	117,779
Current liabilities	82,164	55,590	202,658	43,909
Other liabilities (primarily long-term debt)	232,356	45,105	275,466	50,132
Net assets	220,395	138,350	313,652	94,119

	2011		2010		2009
Income Statement Data:	Italy	Chile	Italy	Chile	Italy	Chile
Total revenues	$157,411	$80,692	$520,907	$48,337	$361,797	$63,330
Gross profit/(loss)	49,520	33,284	26,996	(1,639)	90,228	37,412
Income before income taxes	37,728	57,594	11,046	34,244	74,430	32,129
Net earnings/(loss)	22,238	44,230	(17)	28,422	44,234	26,667

Our investment in these unconsolidated affiliates is recorded within investments in and advances to unconsolidated affiliates on the consolidated balance sheet and our equity in the net earnings of these unconsolidated affiliates is recorded within other income, net on the consolidated statement of operations. The investments and equity earnings of our unconsolidated affiliates in Italy and Chile are included in our Global E&C Group and Global Power Group business segments, respectively. Our consolidated financial statements reflect the following amounts related to our unconsolidated affiliates in Italy and Chile:

	2011	2010	2009
Equity in the net earnings of unconsolidated affiliates	$40,615	$23,009	$34,953
Distributions from equity affiliates	$47,659	$18,055	$25,486

	December 31, 2011	December 31, 2010
Investments in unconsolidated affiliates	$195,033	$200,668

Our equity earnings from our project in Chile were $30,871 and $20,670 in 2011 and 2010, respectively. The increase in equity earnings in 2011, compared to 2010, was primarily driven by an increase in the project’s volume of electricity produced in 2011, as well as higher marginal rates in 2011 for electrical power generation.

Equity earnings in 2011 and 2010 included our equity interest in the after tax estimated recovery under our project in Chile’s business interruption insurance policy which covers the period from the date of the earthquake through the period when the facility resumed normal operating activities.

During 2010, two of our equity interest investments in electric power generation projects in Italy, Centro Energia Teverola S.p.A., or CET, and Centro Energia Ferrara S.p.A., or CEF, in which we hold 41.65% of the shares in each company, terminated long-term incentivized power off-take agreements that they had in place with

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

5.  Investments — (Continued)

the Authority for Energy. In light of the termination of the power off-take agreements, we and our respective partners at CET and CEF reviewed the economic viability of each plant. As a result, a decision was made to shut down the CET plant effective January 1, 2011. Following the termination of the power off-take agreement, we and our partner in CEF decided to continue to operate the CEF plant at least temporarily on a merchant basis while we considered a possible sale of the plant. As a result of the foregoing operating decisions, CET and CEF recorded impairment charges during the fourth quarter of 2010 to write down their fixed assets to fair value in their financial statements. Additionally, during the fourth quarter of 2010, our investments in CET and CEF were reduced by equity losses based on CET’s and CEF’s 2010 financial results, inclusive of the respective impairment charges. As a result of the foregoing, the carrying value of our CET and CEF investments approximated fair value at December 31, 2010.

During 2011, we and our partner in CEF concluded we would continue to operate the plant while continuing to consider the long-term economic viability of the plant or potential disposal options.

Our equity earnings from our CET and CEF investments during 2011 were insignificant. Our equity loss from our CET and CEF investments during 2010 totaled $8,200, inclusive of the 2010 impairment charges totaling $13,200.

We have guaranteed certain performance obligations of our project in Chile. We have a contingent obligation, which is measured annually based on the operating results of our project in Chile for the preceding year and is shared equally with our minority interest partner. We did not have a current payment obligation under this guarantee as of December 31, 2011.

In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that our project in Chile does not generate sufficient cash flows to make such payments. We are required to maintain the debt service reserve letter of credit during the term of our project in Chile’s debt, which matures in 2014. As of December 31, 2011, no amounts have been drawn under this letter of credit and we do not anticipate any amounts being drawn under this letter of credit.

We also have a wholly-owned subsidiary that provides operations and maintenance services to our project in Chile, which included assessing the damage caused by the earthquake and the related repair while the facility suspended normal operating activities. We record the fees for operations and maintenance services in operating revenues on our consolidated statement of operations and the corresponding receivable in trade accounts and notes receivable on our consolidated balance sheet.

Our consolidated financial statements include the following balances related to our project in Chile:

	2011	2010	2009
Fees for operations and maintenance services (included in operating revenues)	$10,655	$9,841	$8,464

	December 31, 2011	December 31, 2010
Receivable from our unconsolidated affiliate in Chile (included in trade receivables)	$8,881	$632

We also have guaranteed the performance obligations of our wholly-owned subsidiary under the operations and maintenance agreement governing our project in Chile. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have ever been paid under the guarantee.

Our share of the undistributed retained earnings of our equity investees amounted to approximately $118,800 and $112,700 as of December 31, 2011 and 2010, respectively.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

5.  Investments — (Continued)

Other Investments

We are the majority equity partner and general partner of a gas-fired cogeneration project in Martinez, California, which we have determined to be a VIE as of December 31, 2011 and 2010. We own 100% of the equity in a waste-to-energy project in Camden, New Jersey, which we determined to be a VIE as of December 31, 2010 due to the operating agreement in place at that time with a project sponsor. The operating agreement terminated as of the end of the second quarter of 2011; therefore, the Camden project was no longer considered a VIE as of December 31, 2011.

We were the primary beneficiary of each project while they were VIEs, since we had the power to direct the activities that most significantly impact each VIE’s performance. These activities include the operations and maintenance of the facilities. Accordingly, as primary beneficiaries of a VIE, we consolidate these entities. We also consolidated the Camden project as of December 31, 2011, even though it is no longer a VIE, since we owned 100% of the outstanding voting equity of the project. The aggregate net assets of these entities during the periods that they were determined to be VIEs are presented below.

	December 31, 2011(1)	December 31, 2010(2)
Balance Sheet Data (excluding intercompany balances):
Current assets	$19,328	$15,915
Other assets (primarily buildings and equipment)	39,760	102,457
Current liabilities	6,198	11,177
Other liabilities	4,462	1,791
Net assets	48,428	105,404

(1)	Represents our Martinez, California project which was a VIE as of December 31, 2011, excluding intercompany balances.

(2)	Represents the aggregate of our Martinez, California and Camden, New Jersey projects which were VIEs as of December 31, 2010, excluding intercompany balances.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

6.  Goodwill and Other Intangible Assets — (Continued)

The following table provides the rollforward of our goodwill balances:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Global E&C Group:
Balance at beginning of year	$40,446	$(36)	$40,410	$36,484	$(36)	$36,448
Goodwill acquired during the year	—	—	—	3,921	—	3,921
Foreign currency translation adjustment	(160)	(6)	(166)	41	—	41

Balance at end of year	$40,286	$(42)	$40,244	$40,446	$(36)	$40,410

Global Power Group:
Balance at beginning of year	$152,657	$(104,150)	$48,507	$156,404	$(104,150)	$52,254
Goodwill acquired during the year	17,786	—	17,786	—	—	—
Foreign currency translation adjustment	(1,883)	—	(1,883)	(3,747)	—	(3,747)

Balance at end of year	$168,560	$(104,150)	$64,410	$152,657	$(104,150)	$48,507

Total:
Balance at beginning of year	$193,103	$(104,186)	$88,917	$192,888	$(104,186)	$88,702
Goodwill acquired during the year	17,786	—	17,786	3,921	—	3,921
Foreign currency translation adjustment	(2,043)	(6)	(2,049)	(3,706)	—	(3,706)

Balance at end of year	$208,846	$(104,192)	$104,654	$193,103	$(104,186)	$88,917

In December 2011, we acquired a company based in Germany that designs, manufactures and installs circulating dry ash flue gas scrubbing technology for all types of steam generators, which is included within our Global Power Group business segment. Please refer to Note 2 for further information regarding the acquisition.

The following table provides our net carrying amount of goodwill by geographic region in which our reporting units are located:

	Global E&C Group		Global Power Group
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Goodwill Net Carrying Amount:
U.S.	$39,357	$39,357	$73	$—
Asia	887	1,053	—	—
Europe	—	—	64,337	48,507

Total	$40,244	$40,410	$64,410	$48,507

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

6.  Goodwill and Other Intangible Assets — (Continued)

The following table sets forth amounts relating to our identifiable intangible assets:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$40,920	$(30,237)	$10,683	$41,237	$(28,476)	$12,761
Trademarks	63,711	(29,337)	34,374	63,774	(27,764)	36,010
Customer relationships, pipeline and backlog	30,586	(7,725)	22,861	22,329	(5,030)	17,299
Technology	6,468	—	6,468	—	—	—

Total	$141,685	$(67,299)	$74,386	$127,340	$(61,270)	$66,070

As of December 31, 2011, the net carrying amounts of our identifiable intangible assets were $59,768 for our Global Power Group and $14,618 for our Global E&C Group. Amortization expense related to identifiable intangible assets is recorded within cost of operating revenues on the consolidated statement of operations. Amortization expense related to assets other than identifiable intangible assets was not material in 2011, 2010 and 2009. The following table details amortization expense related to identifiable intangible assets by period:

	2011	2010	2009
Amortization expense	$6,574	$6,496	$5,640

	2012	2013	2014	2015	2016
Approximate full year amortization expense	$11,900	$7,900	$7,900	$7,800	$5,300

7.  Borrowings

The following table shows the components of our long-term debt:

	December 31, 2011			December 31, 2010
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$2,463	$56,080	$58,543	$2,574	$59,024	$61,598
Special-Purpose Limited Recourse Project Debt:
FW Power S.r.l.	8,308	69,757	78,065	7,403	81,047	88,450
Energia Holdings, LLC at 11.443% interest, due April 15, 2015	1,912	9,308	11,220	2,019	11,220	13,239
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2024	—	1,283	1,283	—	1,283	1,283

Total	$12,683	$136,428	$149,111	$11,996	$152,574	$164,570

Estimated fair value			$164,590			$182,602

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

7.  Borrowings — (Continued)

Interest Costs — Interest costs incurred in 2011, 2010, and 2009 were $12,859, $14,842, and $17,166, respectively.

Capital Lease Obligations — We have entered into a series of capital lease obligations, primarily for office buildings. Assets under capital lease obligations are summarized as follows:

	December 31, 2011	December 31, 2010
Buildings and improvements	$37,619	$44,193
Furniture, fixtures and equipment	2,249	3,829

Capital lease assets, gross	39,868	48,022
Less: Accumulated depreciation	(16,208)	(16,916)

Net assets under capital lease obligations	$23,660	$31,106

The following are the minimum lease payments to be made in each of the years indicated for our capital lease obligations as of December 31, 2011:

Years:
2012	$8,136
2013	7,941
2014	8,179
2015	8,214
2016	8,213
Thereafter	60,184

Total minimum lease payments under capital lease obligations	$100,867

Special-Purpose Limited Recourse Project Debt — Special-purpose limited recourse project debt represents debt incurred to finance the construction of a cogeneration facility and wind farm projects in which we are the owner or majority-owner. Certain assets of each project collateralize the notes and/or bonds. Our obligations with respect to this debt are limited to contributing project equity during the construction phase of the projects and the guarantee of the operating performance of our project in Chile, described in Note 5.

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

The debt is collateralized by certain revenues and assets of FW Power S.r.l. Our total borrowing capacity under the FW Power S.r.l. credit facilities is €75,300 (approximately $97,400 at the exchange rate as of December 31, 2011).

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

7.  Borrowings — (Continued)

We have executed interest rate swap contracts that effectively convert approximately 90% of the base facilities to a weighted-average fixed interest rate of 4.48%. The swap contracts are in place through the life of the facilities. See Note 10, “Derivative Financial Instruments – Interest Rate Risk,” for our accounting policy related to these interest rate swap contracts. The interest rates on the VAT facilities and the portion of the base facilities not subject to the interest rate swap contracts were 2.14% and 2.44%, respectively, as of December 31, 2011.

The Energia Holdings, LLC notes are collateralized by certain revenues and assets of a special-purpose subsidiary, which has an indirect ownership interest in our project in Chile, described in Note 5.

Subordinated Robbins Facility Exit Funding Obligations (“Robbins bonds”) — In connection with the restructuring of debt incurred to finance construction of a waste-to-energy facility in the Village of Robbins, Illinois in the U.S., we assumed certain subordinated obligations. The 1999C Bonds due October 15, 2024 (the “1999C bonds”) are the only Robbins bonds outstanding as of December 31, 2011, as the remaining subordinated obligations were paid off in full at their scheduled maturity dates. The 1999C bonds are subject to mandatory sinking fund reduction prior to maturity at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date. On October 3, 2008, we acquired a portion of our 1999C bonds, plus accrued and unpaid interest to date.

Aggregate Maturities — Aggregate principal repayments and sinking fund requirements of long-term debt, excluding payments on capital lease obligations, over the next five years are as follows:

	2012	2013	2014	2015	2016	2017 and Thereafter	Total
Aggregate maturities by year	$10,220	$10,595	$10,644	$13,014	$7,746	$38,349	$90,568

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

Fees and expenses incurred in conjunction with the execution of our amended and restated U.S. senior credit agreement were approximately $4,300 and are being amortized to expense over the four-year term of the agreement, which commenced in the third quarter of 2010. As a result of amending and restating our October 2006 U.S. senior secured credit agreement in July 2010, we incurred a charge in 2010 of $1,600 related to unamortized fees and expenses remaining from the October 2006 agreement, which was recorded in other deductions, net on the consolidated statement of operations.

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

We had approximately $225,600 and $310,100 of letters of credit outstanding under our U.S. senior secured credit agreement as of December 31, 2011 and 2010, respectively. The letter of credit fees under the U.S. senior secured credit agreement outstanding as of December 31, 2011 and 2010 ranged from 1.000% to 2.000% of the outstanding amount, excluding fronting fees. There were no funded borrowings outstanding under our U.S. senior secured credit agreement as of December 31, 2011 or 2010.

8.  Pensions and Other Postretirement Benefits

We have defined benefit pension plans in the United States or U.S., the United Kingdom, or U.K., Canada, Finland, France, India and South Africa, and we have other postretirement benefit plans, which we refer to as OPEB plans, for health care and life insurance benefits in the U.S. and Canada. We also have defined contribution retirement plans in the U.S. and the U.K. Finally, we have certain other benefit plans including government mandated postretirement programs.

We recognize the funded status of each of our defined benefit pension and OPEB plans on our consolidated balance sheet. We recognize any gains or losses, which are not recognized as a component of annual service cost, as a component of other comprehensive income, net of tax. We record net actuarial losses, prior service cost/(credits) and net transition obligations/(assets) within accumulated other comprehensive loss on the consolidated balance sheet.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

8.  Pensions and Other Postretirement Benefits — (Continued)

Effective March 31, 2010, we closed the U.K. pension plan for future defined benefit accrual. As a result of the U.K. plan closure, we recognized a pre-tax curtailment gain in our statement of operations for 2010 of approximately £13,300 (approximately $20,100 at the exchange rate in effect at the time of the pension plan closure).

As a result of a change in the U.K. governmental standard, during 2011 our U.K. pension plan adopted the use of the U.K. consumer prices index as a basis for inflationary increases in the calculation of pension benefits. The U.K. retail prices index was the former U.K. governmental standard that was used by our U.K. pension plan. We have accounted for this change as a plan amendment as of May 31, 2011 and based on the remeasurement of the obligation at that time, we recognized a decrease in the pension plan liability on our consolidated balance sheet and a corresponding pre-tax prior service credit in comprehensive income during 2011 of approximately £29,600 (approximately $48,100 at the exchange rate in effect at the time of the change).

Other Postretirement Benefit Plans — Certain employees in the U.S. and Canada may become eligible for health care and life insurance benefits (“other postretirement benefits”) if they qualify for and commence normal or early retirement pension benefits as defined in the U.S. and Canada pension plans while working for us.

Additionally, one of our subsidiaries in the U.S. also has a benefit plan, referred to as the Survivor Income Plan (“SIP”), which provides coverage for an employee’s beneficiary upon the death of the employee. This plan has been closed to new entrants since 1988. Total liabilities under the SIP, which were $17,539 and $16,086 as of December 31, 2011 and 2010, respectively, are reflected in the other postretirement benefit obligation and funded status information below. The assets held to fund the benefits provided by the SIP, which reflect the cash surrender value of insurance policies purchased to cover obligations under the SIP, totaled $5,703 and $5,609 as of December 31, 2011 and 2010, respectively. The assets are recorded in other assets on the consolidated balance sheet and are not reflected in the OPEB funded status information below.

Components of net periodic benefit cost and changes recognized in other comprehensive income include:

	Defined Benefit Pension Plans			OPEB Plans
	2011	2010	2009	2011	2010	2009
Net periodic benefit (credit)/cost:
Service cost	$1,438	$2,901	$6,310	$93	$109	$134
Interest cost	59,570	61,295	63,076	3,223	3,655	4,845
Expected return on plan assets	(70,213)	(61,945)	(52,106)	—	—	—
Amortization of net actuarial loss	13,486	16,179	21,196	140	56	845
Amortization of prior service (credit)/cost	(915)	(395)	7,901	(3,565)	(3,988)	(4,629)
Amortization of transition obligation	46	43	36	—	—	—
(Curtailment gain)/settlement charges, net(1)	—	(19,562)	243	—	—	—

Net periodic benefit cost/(credit)	$3,412	$(1,484)	$46,656	$(109)	$(168)	$1,195

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

8.  Pensions and Other Postretirement Benefits — (Continued)

	Defined Benefit Pension Plans			OPEB Plans
	2011	2010	2009	2011	2010	2009
Changes recognized in other comprehensive income:
Net actuarial loss/(gain)	$90,715	$20,295	$55,144	$2,930	$1,093	$(8,916)
Prior service credit(2)	(48,056)	(9,051)	(51,579)	—	—	—
Settlement charge recognized on the remeasurement of transitional asset	—	—	71	—	—	—
Amortization of net actuarial loss	(13,486)	(16,179)	(21,196)	(140)	(56)	(845)
Amortization of prior service credit/(cost)	915	395	(7,901)	3,565	3,988	4,629
Amortization of transition obligation	(46)	(43)	(36)	—	—	—

Total recognized in other comprehensive income — before tax	$30,042	$(4,583)	$(25,497)	$6,355	$5,025	$(5,132)

(1)

During 2010, a curtailment gain resulted from the closure of the U.K. pension plan for future benefit accrual and charges were incurred related to the settlement of pension obligations with former employees of the Canada pension plan. During 2009, net charges were incurred related to the settlement of pension obligations with former employees of the U.K., Canada and Finland pension plans.

(2)

During 2011, our U.K. pension plan adopted the use of the U.K. consumer prices index as a basis for inflationary increases in the calculation of pension benefits, which was accounted for as a plan amendment.

The following is a summary of our net periodic pension cost/(credit) by defined benefit pension plan:

	2011	2010	2009
Net periodic benefit cost/(credit) by plan:
United States	$2,403	$5,501	$10,516
United Kingdom*	(885)	(9,347)	33,706
Other	1,894	2,362	2,434

Net periodic benefit cost/(credit)	$3,412	$(1,484)	$46,656

*	The U.K. pension plan was closed for future benefit accrual effective March 31, 2010.

Estimated amortization expense to be recognized in net periodic benefit cost over the next year includes:

	Pension Plans	OPEB Plans
Net actuarial loss	$16,400	$500
Prior service credit	$(1,500)	$(3,500)
Net transition obligation	$100	$—

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

8.  Pensions and Other Postretirement Benefits — (Continued)

The following table summarizes the weighted-average assumptions used to estimate our net periodic benefit cost and projected benefit obligation by year:

	Defined Benefit Pension Plans									Other Postretirement Benefit Plans
	United States			United Kingdom			Other
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net periodic benefit cost:
Discount rate	5.11%	5.67%	6.23%	5.40%	5.70%	6.20%	5.40%	5.37%	6.18%	3.31%	4.53%	6.26%
Long-term rate of return	7.74%	7.75%	8.25%	6.40%	6.70%	6.30%	6.96%	7.37%	7.14%	N/A	N/A	N/A
Salary growth*	N/A	N/A	N/A	N/A	N/A	3.50%	3.59%	3.67%	3.07%	N/A	N/A	N/A

Projected benefit obligations:
Discount rate	4.03%	5.11%	5.67%	4.80%	5.50%	5.70%	5.18%	5.68%	6.22%	3.85%	4.88%	5.45%
Salary growth*	N/A	N/A	N/A	N/A	N/A	4.05%	4.21%	4.22%	4.20%	N/A	N/A	N/A

*	Salary growth is not applicable for frozen pension plans as future salary levels do not affect benefits payable.

N/A — Not applicable

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the pension plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. We annually review and adjust, as required, the long-term rate of return for our pension plans. The weighted-average expected long-term rate of return on plan assets has ranged from 6.8% to 7.1% over the past three years.

Assumed healthcare cost trend rates for the other postretirement benefit plans were:

	Pre-Medicare Eligible	Medicare Eligible
Healthcare cost trend rate used for next year:
2010	7.80%	6.36%
2011	7.30%	7.70%
Rate to which the healthcare cost trend rate will ultimately decline	6.10%	6.00%
Year that the cost trend rate will reach its ultimate rate	2015	2023

Assumed healthcare cost trend rates have a significant effect on the costs and obligations reported for the other postretirement benefit plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$100	$(100)
Effect on accumulated postretirement benefit obligation	$2,200	$(1,900)

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

8.  Pensions and Other Postretirement Benefits — (Continued)

Projected benefit obligations and funded status for the years ended December 31, 2011 and 2010:

	Pension Plans		OPEB Plans
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Change in projected benefit obligations:
Projected benefit obligations at beginning of year	$1,153,866	$1,148,779	$71,165	$72,355
Service cost	1,438	2,901	93	109
Interest cost	59,570	61,295	3,223	3,655
Plan participants’ contributions	143	1,961	1,903	1,851
Plan amendments	(47,502)	(23,209)	—	—
Actuarial loss	83,699	58,305	2,931	1,093
Benefits paid	(69,210)	(71,216)	(7,125)	(7,933)
Special termination benefits/other	26	5,616	—	—
Foreign currency exchange rate changes	(4,952)	(30,566)	(17)	35

Projected benefit obligations at end of year	1,177,078	1,153,866	72,173	71,165

Change in plan assets:
Fair value of plan assets at beginning of year	1,072,350	968,280	—	—
Actual return on plan assets	62,434	100,088	—	—
Employer contributions	71,003	98,585	5,222	6,082
Plan participants’ contributions	143	1,961	1,903	1,851
Benefits paid	(69,210)	(71,216)	(7,125)	(7,933)
Other	26	130	—	—
Foreign currency exchange rate changes	(6,094)	(25,478)	—	—

Fair value of plan assets at end of year	1,130,652	1,072,350	—	—

Funded status at end of year	$(46,426)	$(81,516)	$(72,173)	$(71,165)

Funded status by plan:
United States	$(73,179)	$(41,166)	$(71,511)	$(70,514)
United Kingdom	38,264	(28,914)	—	—
Other	(11,511)	(11,436)	(662)	(651)

Funded status at end of year	$(46,426)	$(81,516)	$(72,173)	$(71,165)

Funded status recognized on the consolidated balance sheet:
Other non-current assets	$39,542	$—	$—	$—
Current liabilities	(1,028)	(1,185)	(5,478)	(6,011)
Non-current liabilities	(84,940)	(80,331)	(66,695)	(65,154)

Funded status at end of year	$(46,426)	$(81,516)	$(72,173)	$(71,165)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$(582,953)	$(505,723)	$(8,229)	$(5,439)
Prior service credit/(cost)	46,825	(316)	25,094	28,659
Net transition asset	205	159	—	—

Total before tax and allocation to noncontrolling interests	$(535,923)	$(505,880)	$16,865	$23,220

Accumulated benefit obligation at end of year	$1,088,660	$1,052,658

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

8.  Pensions and Other Postretirement Benefits — (Continued)

Defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31, 2011*	December 31, 2010*
Projected benefit obligation	$437,458	$398,932
Accumulated benefit obligation	432,981	395,832
Fair value of plan assets	351,492	344,670

*	Balances for the years ended December 31, 2011 and 2010 do not include information for plans in the United Kingdom and South Africa since the plan assets of those plans exceeded the accumulated benefit obligation.

Contributions:

Based on the minimum statutory funding requirements for 2012, we are not required to make any mandatory contributions to our U.S. pension plans. Based on the minimum statutory funding requirements for 2012, we expect to contribute total mandatory contributions of approximately $22,400 to our non-U.S. pension plans and approximately $5,600 to our other postretirement benefit plans.

Estimated future benefit payments:

We expect to make the following benefit payments:

	2012	2013	2014	2015	2016	2017-2021
Pension plans	$68,700	$68,100	$69,300	$70,300	$69,800	$358,200
OPEB plans	5,600	5,500	5,500	5,500	5,300	24,400

Plan Assets:

Each of our defined benefit pension plans in the U.S., U.K., Canada, India and South Africa is governed by a written investment policy. The pension plans in Finland and France have no plan assets.

The investment policy of each of our pension plans allocates assets in accordance with policy guidelines. These guidelines identify target and/or maximum and minimum allocations by asset class. Our guidelines vary by pension plan for each asset class, but generally range between 40% and 60% for equities, 40% and 60% for fixed income and 0% and 10% for cash, with the exception of plan contributions temporarily awaiting longer-term investment. Some of the guidelines expressly endorse +/- ranges, which ranges are generally 10% or less.

Investments are exposed to various risks, such as interest rate, market and credit risks. Due to the level of uncertainty related to certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and, that such changes could materially affect the fair value of our defined benefit plan assets, which in turn, would result in a change to our net pension benefit liability on our consolidated balance sheet. Accordingly, the valuation of investments at each year end may not be indicative of future valuations or the amounts that could be realized upon future liquidation. We develop investment policies for each of our pension plans which take these risks into account and we continually review the investment policies to ensure that the investment strategy is aligned with pension plan liabilities and projected pension plan benefit payments. Based on our current holdings, we believe that our individual pension plans are not exposed to a significant concentration of risk in any particular sector or asset class.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

8.  Pensions and Other Postretirement Benefits — (Continued)

Our pension plan assets are valued under the established framework for measuring fair value in accordance with U.S. generally accepted accounting principles. See Note 1 for further information regarding the measurement of fair value under U.S. generally accepted accounting principles and our accounting policy. Our pension plan assets measured within the fair value framework consist of investments in equity securities, commingled funds, investments in debt and equity securities, and private investment fund assets. Quoted prices in active markets are used to value investments when available. Investments are valued at their closing price or, when not available, the last reported bid price. In accordance with current accounting guidance, our valuations include the use of the funds’ reported net asset values for our commingled fund investments and our private investment funds. Commingled funds are valued at the net asset value for their underlying securities. We further corroborate the above valuations with observable market data using level 1 and 2 inputs within the fair value framework. The fair value of our private investment fund assets are based on the net asset value of their investments in other funds, including hedge funds, as communicated by the asset manager. The net asset values of the underlying funds, in turn, are valued based on the net asset values of their investments in equity securities, commingled funds, investments in debt and equity securities and limited partnerships and similar pooled investment vehicles. Our investments in private investment fund assets are valued using level 3 unobservable market data inputs.

The fair values of our defined benefit pension plan assets as of December 31, 2011 and 2010 by asset category are as follows:

	Fair Value Measurements as of
	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity Securities(1)	$167,227	$—	$—	$167,227	$193,795	$—	$—	$193,795
Commingled Funds:
Equity(2)	—	270,213	6,614	276,827	—	307,964	—	307,964
Corporate Fixed Income(3)	—	256,094	—	256,094	—	217,734	—	217,734
Government Fixed Income(4)	—	312,711	—	312,711	—	254,836	—	254,836
Money Market(5)	—	6,306	—	6,306	—	1,106	—	1,106
Cash equivalents	—	67,245	—	67,245	—	88,813	—	88,813
Private Investment Funds(6)	—	—	35,053	35,053	—	—	—	—

Subtotal	$167,227	$912,569	$41,667	1,121,463	$193,795	$870,453	$—	1,064,248

Cash and cash equivalents				9,189				6,374
Plan receivables				—				1,728

Total plan assets				$1,130,652				$1,072,350

(1)	Publicly traded equity securities.

(2)	Primarily equity securities with a focus on long-term returns.

(3)	Primarily corporate fixed income securities with a focus on intermediate-term and long-term maturities.

(4)	Primarily government fixed-income securities with a focus on current income and capital preservation with varying maturities.

(5)	Primarily short-term maturities of two years or less from various issuers with a focus on preservation of capital.

(6)

Private investment funds which primarily invest in funds, including hedge funds, which, in turn, invest in equity securities, commingled funds, investments in debt and equity securities and limited partnerships and similar pooled investment vehicles.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

8.  Pensions and Other Postretirement Benefits — (Continued)

Level 3 Gains and Losses:

There were no level 3 plan assets as of December 31, 2009 and 2010 and no activity during 2010. The table below provides a summary of the changes in the fair value of our level 3 plan assets during 2011:

Level 3 Plan Assets
Balance at December 31, 2010	$—
Purchases	43,429
Unrealized losses	(1,762)

Balance at December 31, 2011	$41,667

Defined Contribution Plans — Our U.S. subsidiaries have a 401(k) plan for salaried employees. We match 100% of the employee contributions on the first 6% of eligible base pay, subject to the annual limit on eligible earnings under the Internal Revenue Code. In total, our U.S. subsidiaries contributed approximately $9,400, $7,000, and $7,800 to the 401(k) plan in 2011, 2010, and 2009, respectively. Our U.S. subsidiaries also have a Roth 401(k) plan for salaried employees.

Our U.K. subsidiaries offer a defined contribution plan for salaried employees. Under the defined contribution plan, amounts are credited as a percentage of earnings which percentage can be increased within prescribed limits after five years of membership in the fund if matched by the employee. At termination (up to two years’ service only), an employee may receive the balance in the account. Otherwise, at termination or at retirement, an employee receives an annuity or a combination of lump-sum and annuity. Our U.K. subsidiaries contributed approximately $10,500, $8,400, and $3,800 in 2011, 2010, and 2009, respectively, to the defined contribution plan.

Other Benefits — Certain of our non-U.S. subsidiaries participate in government-mandated indemnity and postretirement programs for their employees. Liabilities of $19,430 and $20,877 were recorded within pension, postretirement and other employee benefits on the consolidated balance sheet at December 31, 2011 and 2010, respectively, related to such benefits.

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

	Maximum Potential Payment	Carrying Amount of Liability
		December 31, 2011	December 31, 2010
Environmental indemnifications	No limit	$8,200	$8,400
Tax indemnifications	No limit	$—	$—

We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

Warranty Liability:	2011	2010	2009
Balance at beginning of year	$100,300	$110,800	$99,400
Accruals	31,000	27,200	32,600
Settlements	(19,600)	(13,100)	(6,600)
Adjustments to provisions, including foreign currency translation	(18,700)	(24,600)	(14,600)

Balance at end of year	$93,000	$100,300	$110,800

We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $990,300 and $1,010,600 as of December 31, 2011 and 2010, respectively, primarily for guarantees of our performance on projects currently in execution or under warranty. These amounts include the standby letters of credit issued under the U.S. senior secured credit agreement discussed in Note 7 and from other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.

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

	Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31, 2011	December 31, 2010	Balance Sheet Location	December 31, 2011	December 31, 2010
Derivatives designated as hedging instruments
Interest rate swap contracts	Other assets	$—	$—	Other long-term liabilities	$8,707	$6,903
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	1,691	2,112	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	6,446	2,978
Foreign currency forward contracts	Other accounts receivable	75	367	Accounts payable	34	38

Total derivatives		$1,766	$2,479		$15,187	$9,919

Foreign Currency Exchange Rate Risk

We operate on a worldwide basis with substantial operations in Europe that subject us to foreign currency exchange rate risk mainly relative to the British pound, Euro and Polish Zloty. Under our risk management policies, we do not hedge translation risk exposure. All activities of our affiliates are recorded in their functional currency, which is typically the local currency in the country of domicile of the affiliate. In the ordinary course of business, our affiliates enter into transactions in currencies other than their respective functional currencies. We seek to minimize the resulting foreign currency transaction risk by contracting for the procurement of goods and services in the same currency as the sales value of the related long-term contract. We further mitigate the risk through the use of foreign currency forward contracts to hedge the exposed item, such as anticipated purchases or revenues, back to their functional currency.

The notional amount of our foreign currency forward contracts provides one measure of our transaction volume outstanding as of the balance sheet date. As of December 31, 2011, we had a total gross notional amount of approximately $233,500 related to foreign currency forward contracts. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contract maturity dates range from 2012 through 2013.

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

Derivatives Not Designated as	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivatives
Hedging Instruments		2011	2010	2009
Foreign currency forward contracts	Cost of operating revenues	$(3,726)	$(73)	$7,021
Foreign currency forward contracts	Other deductions, net	(318)	98	756

Total		$(4,044)	$25	$7,777

The mark-to-market adjustments on foreign currency forward exchange contracts for these unrealized gains or losses are primarily recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.

In 2011, 2010 and 2009, we included net cash inflows/(outflows) on the settlement of derivatives of $315, $(5,289) and $(10,600), respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities in the consolidated statement of cash flows.

Interest Rate Risk

We use interest rate swap contracts to manage interest rate risk associated with a portion of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps was $65,700 as of December 31, 2011.

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

The impact from interest rate swap contracts in cash flow hedging relationships was as follows:

	2011	2010	2009
Loss recognized in other comprehensive income	$(4,371)	$(3,735)	$(3,213)
Loss reclassified from accumulated other comprehensive loss	2,230	2,942	2,317

See Note 12 for the related tax benefits on cash flow hedges that are recognized in other comprehensive income for the years ended December 31, 2011, 2010 and 2009.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

11.  Share-Based Compensation Plans

Our share-based compensation plans include both stock options and restricted awards. The following table summarizes our share-based compensation expense and related income tax benefit:

	2011	2010	2009
Share-based compensation	$21,849	$22,996	$22,781
Related income tax benefit	413	353	448

We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

•

Expected volatility — we estimate the volatility of our share price at the date of grant using a “look-back” period which coincides with the expected term, defined below. We believe using a “look-back” period which coincides with the expected term is the most appropriate measure for determining expected volatility.

•	Expected term — we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”

•	Risk-free interest rate — we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

•	Dividends — we use an expected dividend yield of zero because we have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends.

We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	2011	2010	2009
Expected volatility	66%	69%	70%
Expected term	4.4 years	3.9 years	3.6 years
Risk-free interest rate	1.49%	1.60%	1.60%
Expected dividend yield	0.0%	0.0%	0.0%

We estimate the fair value of restricted share unit awards using the market price of our shares on the date of grant. We then recognize the fair value of each restricted share unit award as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period).

Certain of our executives have been awarded performance-based restricted share units, or performance RSUs. Under these awards, the number of restricted share units that ultimately vest depend on our share price performance against specified performance goals, which are defined in our performance-based award agreements. We estimate the grant date fair value of each performance RSU award using a Monte Carlo valuation model. We then recognize the fair value of each performance RSU award as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period).

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

11.  Share-Based Compensation Plans — (Continued)

As of December 31, 2011, the breakdown of our unrecognized compensation cost and related weighted-average period for the cost to be recognized were as follows:

	December 31, 2011	Weighted-Average Period for Cost to be Recognized
Unrecognized compensation cost:
Stock options	$8,942	2 years
Restricted awards	15,797	2 years

Total unrecognized compensation cost	$24,739	2 years

Omnibus Incentive Plan:

On May 9, 2006, our shareholders approved the Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan allows for the granting of stock options, stock appreciation rights, restricted stock, restricted share units, performance-contingent shares, performance-contingent units, including performance RSUs, cash-based awards and other equity-based awards to our employees, non-employee directors and third-party service providers. The Omnibus Plan effectively replaced our prior share-based compensation plans, and no further options or equity-based awards will be granted under any of the prior share-based compensation plans. The maximum number of shares as to which stock options and restricted stock awards may be granted under the Omnibus Plan is 9,560,000 shares, plus shares that become available for issuance pursuant to the terms of the awards previously granted under the prior compensation plans and outstanding as of May 9, 2006 and only if those awards expire, terminate or are otherwise forfeited before being exercised or settled in full (but not to exceed 10,000,000 shares). Shares awarded pursuant to the Omnibus Plan are issued out of our conditionally authorized shares.

The Omnibus Plan includes a “change in control” provision, which provides for cash redemption of equity awards issued under the Omnibus Plan in certain limited circumstances. In accordance with Securities and Exchange Commission Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” we present the redemption amount of these equity awards as temporary equity on the consolidated balance sheet as the equity award is amortized during the vesting period. The redemption amount represents the intrinsic value of the equity award on the grant date. In accordance with current accounting guidance regarding the classification and measurement of redeemable securities, we do not adjust the redemption amount each reporting period unless and until it becomes probable that the equity awards will become redeemable (upon a change in control event). Upon vesting of the equity awards, we reclassify the intrinsic value of the equity awards, as determined on the grant date, to permanent equity. A reconciliation of temporary equity for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Balance at beginning of year	$4,935	$2,570	$7,586
Compensation cost during the period for those equity awards with intrinsic value on the grant date	12,540	11,672	11,615
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(12,482)	(9,307)	(16,631)

Balance at end of year	$4,993	$4,935	$2,570

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

11.  Share-Based Compensation Plans — (Continued)

Our articles of association provide for conditional capital of 62,317,956 shares for the issuance of shares under our share-based compensation plans, outstanding share purchase warrants and other convertible securities we may issue in the future. Conditional capital decreases upon issuance of shares in connection with the exercise of outstanding stock options or vesting of restricted stock units, with an offsetting increase to our issued and authorized share capital. As of December 31, 2011, our remaining available conditional capital was 59,781,738 shares.

Prior Share-Based Compensation Plans:

Our prior share-based compensation plans include the 1995 Stock Option Plan and the Stock Option Plan for Directors of Foster Wheeler, both of which were approved by our shareholders. No further awards will be granted under these plans. In connection with the Redomestication, Foster Wheeler AG assumed Foster Wheeler Ltd.’s obligations under Foster Wheeler Ltd.’s share-based incentive award programs and similar employee share-based awards. See Note 18 for further information related to the Redomestication.

Stock Option Awards:

A summary of employee stock option activity for 2011, 2010 and 2009 is presented below:

	2011		2010		2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options outstanding at beginning of year	2,736,997	$32.19	3,517,022	$30.53	3,077,046	$32.59
Options exercised	(414,361)	$26.28	(1,185,186)	$21.77	(65,026)	$23.23
Options granted	493,913	$29.77	535,123	$25.61	580,576	$30.15
Options cancelled, forfeited or expired	(435,070)	$39.32	(129,962)	$55.22	(75,574)	$117.58

Options outstanding at end of year	2,381,479	$31.42	2,736,997	$32.19	3,517,022	$30.53

Options available for grant at end of year	3,251,123		4,082,045		4,836,596

Weighted-average fair value of options granted*	$15.79		$13.23		$15.25

*	Based on grant date fair value of options.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

11.  Share-Based Compensation Plans — (Continued)

The following table summarizes our stock options outstanding and exercisable as of December 31, 2011:

			Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price
$14.52	to	$20.57	176,214	5.9	$19.67	29,696	0.9	$15.34
21.43	to	21.70	843,576	1.9	21.43	843,576	1.9	21.43
23.02	to	24.08	155,275	4.3	23.57	37,480	3.5	23.72
26.07	to	29.24	295,829	4.0	26.96	44,281	5.0	28.06
30.38	to	33.18	313,760	3.0	31.98	212,157	2.8	31.93
35.20	to	48.10	272,590	6.1	35.39	4,019	1.6	48.10
65.62	to	78.63	324,235	1.1	67.72	324,235	1.1	67.72

$14.52	to	$78.63	2,381,479	3.1	$31.42	1,495,444	2.0	$33.16

As of December 31, 2011, the aggregate intrinsic value of outstanding options and exercisable options was $113 and $113, respectively. The exercise date total intrinsic value of options exercised during 2011, 2010 and 2009 was $4,250, $10,268 and $483, respectively.

Restricted Awards:

Restricted awards consist of restricted shares, restricted share units and performance-based restricted share units. A summary of restricted awards activity for 2011, 2010 and 2009 is presented below:

	2011		2010		2009
	Units	Weighted- Average Grant Price	Units	Weighted- Average Grant Price	Units	Weighted- Average Grant Price
Restricted Share Units:
Non-vested at beginning of year	737,755	$27.07	707,923	$28.28	931,915	$29.63
Granted	482,194	$25.43	374,204	$26.53	245,949	$30.15
Vested	(479,150)	$26.05	(321,493)	$28.95	(464,258)	$31.94
Cancelled or forfeited	(70,452)	$27.03	(22,879)	$29.15	(5,683)	$32.14

Non-vested at end of year	670,347	$26.62	737,755	$27.07	707,923	$28.28

Performance RSUs:(1)
Non-vested at beginning of year	—	$—	—	$—	—	$—
Granted	244,186	$17.38	—	$—	—	$—
Vested	—	$—	—	$—	—	$—
Cancelled or forfeited	(13,849)	$25.08	—	$—	—	$—

Non-vested at end of year	230,337	$16.92	—	$—	—	$—

Restricted Shares:
Non-vested at beginning of year	—	$—	—	$—	82,980	$21.47
Granted	—	$—	—	$—	—	$—
Vested	—	$—	—	$—	(82,980)	$21.47
Cancelled or forfeited	—	$—	—	$—	—	$—

Non-vested at end of year	—	$—	—	$—	—	$—

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

11.  Share-Based Compensation Plans — (Continued)

(1)	Represents the maximum number of shares that could be awarded based on the performance criteria specified in the award.

As of December 31, 2011, 2010 and 2009, there were no restricted shares outstanding and there was no restricted share activity during 2011 and 2010.

The total fair value of restricted awards vested during 2011, 2010 and 2009 was $11,303, $10,129 and $16,043, respectively.

12.  Accumulated Other Comprehensive Loss

Below are the adjustments included in other comprehensive loss/(income) for foreign currency translation, cash flow hedges and pension and other postretirement benefits and their related tax provision/(benefit) and balances attributable to noncontrolling interests and Foster Wheeler AG:

	2011	2010	2009
Foreign currency translation	$(24,489)	$(20,789)	$30,468
Less: Attributable to noncontrolling interests	(2,795)	1,748	1,181

Attributable to Foster Wheeler AG	$(21,694)	$(22,537)	$29,287

Net loss on cash flow hedges *	$(3,164)	$(1,154)	$(2,102)
Less: Tax benefit	(1,462)	(317)	(578)

Attributable to Foster Wheeler AG	$(1,702)	$(837)	$(1,524)

Pension and other postretirement benefits	$(36,397)	$(442)	$30,629
Less: Tax provision/(benefit)	5,804	3,017	1,568

Pension and other postretirement benefits, net of tax	(42,201)	(3,459)	29,061

Less: Attributable to noncontrolling interests	(33)	(333)	40

Attributable to Foster Wheeler AG	$(42,168)	$(3,126)	$29,021

*	Cash flow hedges include the impact from unconsolidated affiliates accounted for under the equity method of accounting.

No tax is currently provided on foreign currency translation adjustments in comprehensive income as they relate to earnings that are indefinitely reinvested in each subsidiary’s country of domicile.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

12.  Accumulated Other Comprehensive Loss — (Continued)

Below is a rollforward of accumulated other comprehensive loss adjusted for other comprehensive income/(loss) items attributable to Foster Wheeler AG (all amounts net of tax):

	Accumulated Other Comprehensive Loss
	Accumulated Foreign Currency Translation	Net Gains/(Losses) on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance at December 26, 2008	$(79,364)	$(6,972)	$(408,452)	$(494,788)
Other comprehensive income/(loss)	29,287	(1,524)	29,021	56,784

Balance at December 31, 2009	(50,077)	(8,496)	(379,431)	(438,004)
Other comprehensive loss	(22,537)	(837)	(3,126)	(26,500)

Balance at December 31, 2010	(72,614)	(9,333)	(382,557)	(464,504)
Other comprehensive loss	(21,694)	(1,702)	(42,168)	(65,564)

Balance at December 31, 2011	$(94,308)	$(11,035)	$(424,725)	$(530,068)

13.  Income Taxes

Below are the components of income/(loss) before income taxes for 2011, 2010 and 2009 under the following tax jurisdictions:

	2011	2010	2009
U.S.	$(46,689)	$(57,982)	$(724)
Non-U.S.	281,931	363,222	455,844

Total	$235,242	$305,240	$455,120

The provision for income taxes was as follows:

	2011	2010	2009
Current tax expense:
U.S.	$963	$1,057	$387
Non-U.S.	73,867	40,233	73,694

Total current	74,830	41,290	74,081

Deferred tax expense/(benefit):
U.S.	—	—	—
Non-U.S.	(16,316)	33,241	19,681

Total deferred	(16,316)	33,241	19,681

Total provision for income taxes	$58,514	$74,531	$93,762

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

13.  Income Taxes — (Continued)

Deferred tax assets/(liabilities) consist of the following:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Pensions	$24,523	$29,499
Accrued costs on long-term contracts	30,230	24,858
Deferred income	24	5,786
Accrued expenses	65,414	50,668
Postretirement benefits other than pensions	23,748	23,948
Asbestos claims	50,837	49,952
Net operating loss carryforwards and other tax attributes	292,229	264,146
Asset impairments and other reserves	1,481	1,990
Other	6,201	7,700

Total gross deferred tax assets	494,687	458,547
Valuation allowance	(399,025)	(373,878)

Total deferred tax assets	95,662	84,669

Deferred tax liabilities:
Property, plant and equipment	(26,733)	(27,363)
Goodwill and other intangible assets	(15,632)	(16,230)
Investments	(21,648)	(21,648)
Unremitted earnings of foreign subsidiaries	(4,506)	—

Total gross deferred tax liabilities	(68,519)	(65,241)

Net deferred tax assets	$27,143	$19,428

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the various attributes. We believe that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. We have reduced our U.S. and certain non-U.S. tax benefits by a valuation allowance based on a consideration of all available evidence, which indicates that it is more likely than not that some or all of the deferred tax assets will not be realized. During 2011, the valuation allowance increased by $25,147, primarily as a result of losses in jurisdictions where a full valuation allowance was previously recorded (primarily in the U.S.).

For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided do not begin expiring until 2025 or later, based on the current tax laws.

Our subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and numerous non-U.S. jurisdictions around the world. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by jurisdiction. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in a number of

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

13.  Income Taxes — (Continued)

jurisdictions may expire within 12 months from the balance sheet date. As a result, we expect recurring changes in unrecognized tax benefits due to the expiration of the statute of limitations, none of which are expected to be individually significant. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2007.

During 2011 and 2010, we settled tax audits in Europe, which resulted in a reduction of unrecognized tax benefits and a corresponding reduction in the provision for income taxes of $1,450 and $1,700, respectively. A number of tax years are under audit by the tax authorities in various jurisdictions, including the U.S. and several states within the U.S. We anticipate that several of these audits may be concluded in the foreseeable future, including in 2012. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the magnitude of any such reduction at this time.

The following table summarizes the activity related to our unrecognized tax benefits which, if recognized, would affect our effective tax rate before existing valuation allowance considerations:

	2011	2010	2009
Balance at beginning of year	$54,870	$58,846	$48,742
Additions for tax positions related to the current year	4,319	9,131	12,680
Additions for tax positions related to prior years	843	—	10,644
Reductions for tax positions related to prior years	(4,822)	(4,791)	(3,336)
Settlements	(178)	(2,445)	(507)
Reductions for lapse of statute of limitations	(1,350)	(5,871)	(9,377)

Balance at end of year	$53,682	$54,870	$58,846

We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations. Previously accrued interest and/or penalties that are ultimately not assessed reduce current year expense. The table below summarizes our activity for interest and penalties on unrecognized tax benefits for 2011, 2010 and 2009:

	2011	2010	2009
Interest expense accrued on unrecognized tax benefits	$859	$2,701	$2,014
Previously accrued interest that was ultimately not assessed	(842)	(1,933)	(5,060)

Net interest expense/(net reduction of interest expense) on unrecognized tax benefits	$17	$768	$(3,046)

Penalties on unrecognized tax benefits	$4,823	$3,735	$5,187
Previously accrued tax penalties that were ultimately not assessed	(811)	(2,012)	(2,706)

Net penalties/(net reduction of penalties) on unrecognized tax benefits	$4,012	$1,723	$2,481

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

13.  Income Taxes — (Continued)

The provision for income taxes differs from the amount of income tax computed by applying the U.S. federal statutory rate of 35% to income before income taxes, as a result of the following:

	2011	2010	2009
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Valuation allowance	6.0%	5.3%	(0.8)%
Non-U.S. rates different than U.S. statutory rate	(17.5)%	(16.8)%	(14.7)%
Impact of changes in tax rate on deferred taxes	0.5%	0.3%	0.2%
Nondeductible loss / nontaxable income	0.1%	0.6%	1.9%
Other	0.8%	0.0%	(1.0)%

Total	24.9%	24.4%	20.6%

Although we are a Swiss Corporation, we are exclusively traded on a U.S. exchange; therefore, we reconcile our effective tax rate to the U.S. federal statutory rate of 35% to facilitate meaningful comparison with peer companies in the U.S. capital markets.

14.  Business Segments

We operate through two business groups: our Global E&C Group and our Global Power Group.

Global E&C Group

Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation facilities, distribution facilities, gasification facilities and processing facilities associated with the metals and mining sector. Our Global E&C Group is also involved in the design of facilities in developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Additionally, our Global E&C Group is also involved in the development, engineering, construction, ownership and operation of power generation facilities, from conventional and renewable sources, and of waste-to-energy facilities. Our Global E&C Group generates revenues from design, engineering, procurement, construction and project management activities pursuant to contracts which generally span up to approximately four years in duration and from returns on its equity investments in various power production facilities.

Global Power Group

Our Global Power Group designs, manufactures and erects steam generating and auxiliary equipment for electric power generating stations, district heating and industrial facilities worldwide. Additionally, our Global Power Group owns a waste-to-energy facility and a controlling interest in a combined-cycle gas turbine facility and operates two cogeneration power facilities for steam/electric and refinery/electric power generation. Our Global Power Group generates revenues from engineering activities, equipment supply, construction contracts, operating and maintenance agreements, royalties from licensing its technology, and from returns on its investments in power production facilities.

Our Global Power Group’s steam generating equipment includes a broad range of steam generation and environmental technologies, offering independent power producers, utilities, municipalities and industrial clients

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

14.  Business Segments — (Continued)

high-value technology solutions for converting a wide range of fuels, such as coal, lignite, petroleum coke, oil, gas, solar, biomass, municipal solid waste and waste flue gases into steam, which can be used for power generation, district heating or industrial processes.

Corporate and Finance Group

In addition to these two business groups, which also represent two of our operating segments for financial reporting purposes, we report corporate center expenses, our captive insurance operation and expenses related to certain legacy liabilities, such as asbestos, in the Corporate and Finance Group, which also represents an operating segment for financial reporting purposes and which we refer to as the C&F Group.

Operating Revenues

We conduct our business on a global basis. Our Global E&C Group has accounted for the largest portion of our operating revenues over the last ten years. In 2011, our Global E&C Group accounted for 77% of our total operating revenues, while our Global Power Group accounted for 23% of our total operating revenues.

Our operating revenues by geographic region, based upon where our projects are being executed, for 2011 were as follows:

Geographic Region Concentration of Third-Party Revenues by Project Location:	Global E&C Group		Global Power Group		Total
	Third-Party Revenues	Percentage of Segment Total	Third-Party Revenues	Percentage of Segment Total	Third-Party Revenues	Percentage of Total
Africa	$155,207	4.5%	$3,392	0.3%	$158,599	3.5%
Asia	550,425	16.0%	285,548	27.5%	835,973	18.7%
Australasia and other*	1,175,042	34.1%	6	0.0%	1,175,048	26.2%
Europe	474,116	13.8%	444,081	42.8%	918,197	20.5%
Middle East	235,977	6.8%	34,957	3.4%	270,934	6.0%
North America	528,923	15.4%	240,978	23.2%	769,901	17.2%
South America	323,389	9.4%	28,688	2.8%	352,077	7.9%

Total	$3,443,079	100.0%	$1,037,650	100.0%	$4,480,729	100.0%

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

One client accounted for approximately 26%, 25% and 24% of our consolidated operating revenues (inclusive of flow-through revenues) in 2011, 2010 and 2009, respectively; however, the associated flow-through revenues included in these percentages accounted for approximately 25%, 23% and 22% of our consolidated operating revenues in 2011, 2010 and 2009, respectively. No other single client accounted for ten percent or more of our consolidated revenues in 2011, 2010 or 2009.

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

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

	2011	2010	2009
EBITDA
Global E&C Group	$210,541	$296,240	$421,186
Global Power Group	184,467	163,825	194,027
C&F Group*	(111,779)	(100,362)	(111,414)

Total	283,229	359,703	503,799

Add: Net income attributable to noncontrolling interests	14,345	15,302	11,202
Less: Interest expense	12,876	15,610	14,122
Less: Depreciation and amortization	49,456	54,155	45,759

Income before income taxes	235,242	305,240	455,120
Less: Provision for income taxes	58,514	74,531	93,762

Net income	176,728	230,709	361,358
Less: Net income attributable to noncontrolling interests	14,345	15,302	11,202

Net income attributable to Foster Wheeler AG	$162,383	$215,407	$350,156

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

EBITDA in the above table includes the following:

	2011	2010	2009
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group(2)	$13,200	$32,700	$66,700
Global Power Group(2)	22,000	24,100	2,300

Total(2)	35,200	56,800	69,000

Net asbestos-related provision in C&F Group(3)	9,900	5,400	26,400
Pension plan curtailment gain in our Global E&C Group(4)	—	20,100	—
Net gain on settlement fee received in our Global E&C Group(5)	—	9,800	—
Charges for severance-related postemployment benefits:
Global E&C Group	2,200	3,700	8,700
C&F Group	500	7,100	3,700

Total	2,700	10,800	12,400

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

14.  Business Segments — (Continued)

(1)	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.

(2)

The changes in final estimated contract profit revisions during 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of $3,200 and $4,600, respectively. The corrections were recorded in 2011 as they were not material to previously issued financial statements, nor are they material to the 2011 financial statements.

(3)	Please refer to Note 16 for further information regarding the revaluation of our asbestos liability and related asset.

(4)	Curtailment gain on the closure of the U.K. pension plan for the future defined benefit accrual in our Global E&C Group.

(5)	Settlement fee received, net of charges incurred, due to a client’s decision not to proceed with a prospective power project under development in Italy within our Global E&C Group.

Identifiable Assets

Identifiable assets by group are those assets that are directly related to and support the operations of each group. Assets of our C&F Group are principally cash, investments, real estate and insurance receivables.

The accounting policies of our business segments are the same as those described in our summary of significant accounting policies. The only significant intersegment transactions relate to interest on intercompany balances. We account for interest on those arrangements as if they were third-party transactions — i.e., at current market rates, and we include the elimination of that activity in the results of the C&F Group.

	Equity in Earnings of Unconsolidated Subsidiaries			Capital Expenditures
	2011	2010	2009	2011	2010	2009
Global E&C Group	$9,056	$3,107	$18,220	$10,087	$9,036	$34,711
Global Power Group	31,069	20,916	16,323	16,985	9,172	7,840
C&F Group	—	—	—	1,008	5,070	3,072

Total	$40,125	$24,023	$34,543	$28,080	$23,278	$45,623

	Investments In and Advances to Unconsolidated Subsidiaries		Total Assets
	December 31,		December 31,
	2011	2010	2011	2010
Global E&C Group	$101,255	$137,486	$1,389,051	$1,530,575
Global Power Group	109,854	79,580	985,518	1,054,193
C&F Group	—	5	232,374	475,709

Total	$211,109	$217,071	$2,606,943	$3,060,477

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

14.  Business Segments — (Continued)

Third-party operating revenues as presented below are based on the geographic region in which the contracting subsidiary is located and not the location of the client or job site.

Geographic Region Concentration by Subsidiary Location:	2011	2010	2009
Africa	$117,683	$115,140	$72,689
Asia	567,663	669,321	847,316
Australia	1,180,721	975,112	1,054,216
Europe	1,307,139	1,404,526	2,011,673
Middle East	74,163	54,015	232,405
United States	1,131,087	791,603	810,750
Other locations in North America	14,487	3,783	8,575
South America	87,786	54,219	18,710

Total	$4,480,729	$4,067,719	$5,056,334

Additional country detail for third-party revenues, determined based upon the location of the contracting subsidiary, are presented below and these balances represent a portion of the total operating revenues presented in the table above:

Geographic Country Concentration by Subsidiary Location:	2011	2010	2009
United Kingdom	$267,162	$482,190	$881,553
Singapore	251,168	357,235	564,007
Switzerland*	2,165	2,784	3,872

*	Switzerland is the country of domicile of Foster Wheeler AG.

Long-lived assets as presented below are based on the geographic region in which the contracting subsidiary is located:

Long-Lived Assets:	December 31, 2011	December 31, 2010
Africa	$3,645	$4,502
Asia	29,425	33,664
Europe	390,057	411,710
Middle East	229	296
United States	307,534	203,633
South America	1,245	80,340

Total	$732,135	$734,145

As of December 31, 2011 and 2010, our contracting subsidiaries in Switzerland, the Foster Wheeler AG country of domicile, had long-lived assets of $5,162 and $5,094, respectively.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

14.  Business Segments — (Continued)

Operating revenues by industry were as follows:

Operating Revenues (Third-Party) by Industry:	2011	2010	2009
Power generation	$954,417	$644,033	$954,852
Oil refining	1,473,894	1,401,994	1,437,277
Pharmaceutical	54,132	48,207	65,891
Oil and gas	1,306,916	1,149,053	1,499,276
Chemical/petrochemical	495,784	653,748	963,986
Power plant operation and maintenance	131,268	130,839	108,875
Environmental	10,904	12,873	16,586
Other, net of eliminations	53,414	26,972	9,591

Total	$4,480,729	$4,067,719	$5,056,334

15.  Operating Leases

Certain of our subsidiaries are obligated under operating lease agreements, primarily for office space. In many instances, our subsidiaries retain the right to sub-lease the office space. Rental expense for these leases was as follows:

	2011	2010	2009
Rental expense for leases	$59,300	$61,936	$65,570

Future minimum rental commitments on non-cancelable leases are as follows:

	2012	2013	2014	2015	2016	2017 and Thereafter	Total
Future minimum rental commitments on non-cancelable leases	$50,627	$43,024	$37,985	$37,443	$30,146	$130,318	$329,543

We entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the United Kingdom in 1999. In connection with these transactions, we recorded deferred gains, which are being recognized into income over the term of the respective leases. The gain recognized was $4,202, $4,004 and $4,036 for 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, the balance of the deferred gains was $36,987 and $41,328, respectively, and is included in other long-term liabilities on the consolidated balance sheet. The year-over-year change in the deferred gain balance includes the impact of changes in foreign currency exchange rates.

16.  Litigation and Uncertainties

Asbestos

Some of our U.S. and U.K. subsidiaries are defendants in numerous asbestos-related lawsuits and out-of-court informal claims pending in the U.S. and the U.K. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by our subsidiaries during the 1970s and earlier.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

16.  Litigation and Uncertainties — (Continued)

United States

A summary of our U.S. claim activity is as follows:

Number of Claims:	2011	2010	2009
Open claims at beginning of year	124,420	125,100	130,760
New claims	4,670	6,080	4,410
Claims resolved	(4,550)	(6,760)	(10,070)

Open claims at end of year	124,540	124,420	125,100
Claims not valued in the liability(1)	(103,170)	(97,440)	(94,740)

Open claims valued in the liability at end of year	21,370	26,980	30,360

(1)	Claims not valued in the liability include claims on certain inactive court dockets, claims over six years old that are considered abandoned and certain other items.

Of the approximately 124,540 open claims, our subsidiaries are respondents in approximately 28,260 open claims wherein we have administrative agreements and are named defendants in lawsuits involving approximately 96,280 plaintiffs.

All of the open administrative claims have been filed under blanket administrative agreements that we have with various law firms representing claimants and do not specify monetary damages sought. Based on our analysis of lawsuits, approximately 54% do not specify the monetary damages sought or merely recite that the amount of monetary damages sought meets or exceeds the required minimum in the jurisdiction in which suit is filed. The following table summarizes the range of requested monetary damages sought by asbestos lawsuits:

	No specified damages(1)	Range of Requested Monetary Damages				Total
		$1 to $50	$51 to $1,000	$1,001 to $10,000	$10,001 +(2)
Asbestos lawsuit monetary damages sought	54%	10%	28%	6%	2%	100%

(1)	No specified monetary damages sought or recited amount of monetary damages sought meets or exceeds the required jurisdictional minimum in the jurisdiction in which suit is filed.

(2)	Very small number of cases range to $50,000.

The majority of requests for monetary damages are asserted against multiple named defendants in a single complaint.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

16.  Litigation and Uncertainties — (Continued)

We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through December 31, 2026. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

United States Asbestos	December 31, 2011	December 31, 2010
Asbestos-related assets:
Accounts and notes receivable-other	$43,677	$54,449
Asbestos-related insurance recovery receivable	131,007	165,452

Total asbestos-related assets	$174,684	$219,901

Asbestos-related liabilities:
Accrued expenses	$50,900	$59,000
Asbestos-related liability	243,400	278,500

Total asbestos-related liabilities	$294,300	$337,500

Liability balance by claim category:
Open claims	$56,700	$78,460
Future unasserted claims	237,600	259,040

Total asbestos-related liabilities	$294,300	$337,500

We have worked with Analysis, Research Planning Corporation, or ARPC, nationally recognized consultants in the United States with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at each year-end based on a forecast for the next 15 years. Each year we have recorded our estimated asbestos liability at a level consistent with ARPC’s reasonable best estimate.

Based on its review of the 2011 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability be updated as of December 31, 2011. Accordingly, we developed a revised estimate of our aggregate indemnity and defense costs through December 31, 2026 considering the advice of ARPC. In 2011, we revalued our liability for asbestos indemnity and defense costs through December 31, 2026 to $294,300, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a charge of $16,001 in 2011 primarily related to the revaluation of our asbestos liability, which includes adjustments for actual settlement experience different from our estimates and the accrual of our rolling 15-year asbestos-related liability estimate. The total asbestos-related liabilities are comprised of our estimates for our liability relating to open (outstanding) claims being valued and our liability for future unasserted claims through December 31, 2026.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type — mesothelioma, lung cancer and non-malignancies — and the breakdown of known and future claims into disease type — mesothelioma, lung cancer or non-malignancies, as well as other factors. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

16.  Litigation and Uncertainties — (Continued)

through December 31, 2026, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after December 31, 2026, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after December 31, 2026.

Through year-end 2011, total cumulative indemnity costs paid, prior to insurance recoveries, were approximately $764,900 and total cumulative defense costs paid were approximately $367,300, or approximately 32% of total defense and indemnity costs. The overall historic average combined indemnity and defense cost per resolved claim through December 31, 2011 has been approximately $3.1. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.

Over the last several years, certain of our subsidiaries have entered into settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. During 2011, 2010 and 2009, our subsidiaries reached agreements with certain of their insurers to settle their disputed asbestos-related insurance coverage. As a result of these settlements, we increased our asbestos-related insurance asset and recorded settlement gains. Please see the table below for a breakout of the gains by period.

Asbestos-related assets under executed settlement agreements with insurers due in the next 12 months are recorded within accounts and notes receivable-other and amounts due beyond 12 months are recorded within asbestos-related insurance recovery receivable. Asbestos-related insurance recovery receivable also includes our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through year-end 2026. Our asbestos-related assets have not been discounted for the time value of money.

Our insurance recoveries may be limited by future insolvencies among our insurers. Other than receivables related to bankruptcy court-approved settlements during liquidation proceedings, we have not assumed recovery in the estimate of our asbestos-related insurance asset from any of our currently insolvent insurers. We have considered the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. As of December 31, 2011 and 2010, we have not recorded an allowance for uncollectible balances against our asbestos-related insurance assets. We write off receivables from insurers that have become insolvent; there have been no such write-offs during 2011, 2010 and 2009. During 2011, we reached an agreement with an insurer that was under bankruptcy liquidation and for which we had written off our receivable prior to 2009. The asset awarded under the bankruptcy liquidation for this insurer was $4,500 and was included in our asbestos-related assets as of December 31, 2011. Other insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. If we fail to realize the expected insurance recoveries, or experience delays in receiving material amounts from our insurers, our business, financial condition, results of operations and cash flows could be materially adversely affected.

The following table summarizes our net asbestos-related provision:

	2011	2010	2009
Provision for revaluation	$16,001	$19,451	$27,615
Gain on the settlement of coverage litigation	(6,100)	(14,041)	(1,250)

Net asbestos-related provision	$9,901	$5,410	$26,365

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

The following table summarizes our approximate asbestos-related payments and insurance proceeds:

	2011	2010	2009
Asbestos litigation, defense and case resolution payments	$62,200	$62,200	$63,500
Insurance proceeds	(54,300)	(71,900)	(39,100)

Net asbestos-related payments/(receipts)	$7,900	$(9,700)	$24,400

We expect to have net cash outflows of $7,400 as a result of asbestos liability indemnity and defense payments in excess of insurance settlement proceeds for during 2012. This estimate assumes no additional settlements with insurance companies and no elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.

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

Based on the December 31, 2011 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $47,700 and the impact on expense would be dependent upon available additional insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge in the statement of operations of approximately 80% of the increase in the liability. Long-term cash flows would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries will decline.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

16.  Litigation and Uncertainties — (Continued)

United Kingdom

Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 997 claims have been brought against our U.K. subsidiaries of which 301 remained open as of December 31, 2011. None of the settled claims has resulted in material costs to us. The following table summarizes our asbestos-related liabilities and assets for our U.K. subsidiaries based on open (outstanding) claims and our estimate for future unasserted claims through 2026:

United Kingdom Asbestos	December 31, 2011	December 31, 2010
Asbestos-related assets:
Accounts and notes receivable-other	$2,677	$1,927
Asbestos-related insurance recovery receivable	26,120	29,119

Total asbestos-related assets	$28,797	$31,046

Asbestos-related liabilities:
Accrued expenses	$2,677	$1,927
Asbestos-related liability	26,120	29,119

Total asbestos-related liabilities	$28,797	$31,046

Liability balance by claim category:
Open claims	$8,030	$5,782
Future unasserted claims	20,767	25,264

Total asbestos-related liabilities	$28,797	$31,046

The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury. If this ruling is reversed by legislation, the total asbestos liability and related asset recorded in the U.K. would be approximately $42,000.

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

Power Plant Dispute — Ireland

In 2006, a dispute arose with a client because of material corrosion that occurred at two power plants we designed and built in Ireland, which began operation in December 2005 and June 2006. There was also corrosion that occurred to subcontractor-provided emissions control equipment and induction fans at the back-end of the

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

16.  Litigation and Uncertainties — (Continued)

power plants which was due principally to the low set point temperature design of the emissions control equipment that was set by our subcontractor. We identified technical solutions to resolve the boiler tube corrosion and emissions control equipment corrosion and during the fourth quarter of 2008 entered into a settlement with the client under which we implemented the technical solutions in exchange for a full release of all claims related to the corrosion (including a release from the client’s right under the original contract to reject the plants under our availability guaranty) and the client’s agreement to share the cost of the ameliorative work related to the boiler tube corrosion. Accordingly, the client withdrew its notice of arbitration in January 2009, which was originally filed in May 2008.

Between 2006 and the end of 2008, we recorded charges totaling $61,700 in relation to this project. The implementation of the final phase of the technical solutions was completed in 2011.

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

In December 2011, we and our client signed a settlement agreement that resolved all claims associated with this matter and closed out all of our obligations in connection with the project. The settlement included a release from the power plant owner of any claims arising out of the performance of the plant. The effect of the settlement agreement has been reflected in our 2011 results of operations.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

17.  Quarterly Financial Data (Unaudited)

	Quarters Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011*
Operating revenues	$1,128,743	$1,131,856	$1,183,878	$1,036,252
Contract profit	152,524	136,064	153,612	99,255
Net income attributable to Foster Wheeler AG	39,245	36,858	63,309	22,971
Earnings per share:
Basic	$0.34	$0.31	$0.52	$0.18
Diluted	$0.34	$0.31	$0.52	$0.18
Shares outstanding:
Weighted-average number of shares outstanding for basic earnings per share	114,843,970	118,611,912	122,331,265	124,680,060
Effect of dilutive securities	96,543	189,569	515,740	651,810

Weighted-average number of shares outstanding for diluted earnings per share	114,940,513	118,801,481	122,847,005	125,331,870

	Quarters Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Operating revenues	$1,211,941	$904,709	$1,005,496	$945,573
Contract profit	138,924	139,920	147,860	172,082
Net income attributable to Foster Wheeler AG	32,769	51,720	58,858	72,060
Earnings per share:
Basic	$0.26	$0.41	$0.46	$0.57
Diluted	$0.26	$0.41	$0.46	$0.56
Shares outstanding:
Weighted-average number of shares outstanding for basic earnings per share	123,721,667	125,459,735	127,519,766	127,474,887
Effect of dilutive securities	677,608	251,497	359,510	418,289

Weighted-average number of shares outstanding for diluted earnings per share	124,399,275	125,711,232	127,879,276	127,893,176

*

Contract profit and net income attributable to Foster Wheeler AG during the quarter ended March 31, 2011 included the pre-tax impact of two out-of-period corrections for reductions of final estimated profit totaling $7,800, which included pre-tax final estimated profit reductions in our Global E&C Group and our Global Power Group of $3,200 and $4,600, respectively. The corrections were recorded in the quarter ended March 31, 2011 as they were not material to previously issued financial statements, nor are they material to the 2011 financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

17.  Quarterly Financial Data (Unaudited) — (Continued)

Net income attributable to Foster Wheeler AG for the fourth quarter in the above table includes the following:

	Quarters Ended
	December 31, 2011	December 31, 2010
Net increase/(decrease) in contract profit from the regular
revaluation of final estimated contract profit revisions: (1)
Global E&C Group	$11,900	$(2,900)
Global Power Group	4,600	3,200

Total	16,500	300

Net asbestos-related provision in C&F Group(2)	5,500	5,500
Charges for severance-related postemployment benefits:
Global E&C Group	600	2,000
C&F Group	500	7,100

Total	1,100	9,100

(1)	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.

(2)	Please refer to Note 16 for further information regarding the revaluation of our asbestos liability and related asset.

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

In connection with the consummation of the scheme of arrangement:

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

Foster Wheeler AG

Schedule II: Valuation and Qualifying Accounts

(amounts in thousands)

	2011
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year
Description
Allowance for doubtful accounts	$15,719	$6,751	$—	$(9,198)	$13,272

Deferred tax valuation allowance	$373,878	$16,615	$24,977	$(16,445)	$399,025

	2010
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year
Description
Allowance for doubtful accounts	$10,849	$9,088	$—	$(4,218)	$15,719

Deferred tax valuation allowance	$362,022	$14,025	$5,328	$(7,497)	$373,878

	2009
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year
Description
Allowance for doubtful accounts	$13,844	$7,438	$—	$(10,433)	$10,849

Deferred tax valuation allowance	$342,721	$34,275	$1,161	$(16,135)	$362,022

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report, which appears within Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 incorporates information by reference to our definitive proxy statement for our Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2011.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees including our chief executive officer, chief financial officer, controller and all other senior finance organization employees. The Code of Business Conduct and Ethics is publicly available on our website at www.fwc.com/corpgov. Any waiver of this Code of Business Conduct and Ethics for executive officers or directors may be made only by our Board of Directors or a committee of our Board of Directors and will be promptly disclosed to shareholders. If we make any substantive amendments to this Code of Business Conduct and Ethics or grant any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics to the chief executive officer, chief financial officer, controller or any person performing similar functions, we will disclose the nature of such amendment or waiver on our website at www.fwc.com/corpgov and/or in a current report on Form 8-K, as required by law and the rules of any exchange on which our securities are publicly traded.

A copy of our Code of Business Conduct and Ethics can be obtained upon request, without charge, by writing to the Office of the Corporate Secretary, Foster Wheeler AG, 53 Frontage Road, P.O. Box 9000, Hampton, New Jersey 08827-9000.

ITEM 11.	EXECUTIVE COMPENSATION

Item 11 incorporates information by reference to our definitive proxy statement for our Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 incorporates information by reference to our definitive proxy statement for our Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2011.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2011, the number of securities outstanding under each of our equity compensation plans, the weighted-average exercise price for our outstanding stock options and the number of options available for grant under such plans. Our equity compensation plans include stock options in all of the plans listed below and restricted share units and performance-based restricted share units granted pursuant to our Omnibus Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans
Approved by Security Holders:
Omnibus Incentive Plan	3,268,389	$22.82	3,251,123
1995 Stock Option Plan	11,374	$16.40	—
Directors’ Stock Option Plan	2,400	$18.45	—
Directors’ Deferred
Compensation Program	—	$—	—
Equity Compensation Plans
Not Approved by Security Holders:
M.J. Rosenthal & Associates, Inc.*	25,000	$18.80	—

Total	3,307,163	$22.77	3,251,123

*	Under the terms of the consulting agreement with M.J. Rosenthal & Associates, Inc., on May 7, 2002 we granted a nonqualified stock option to purchase 25,000 of our shares at a price of $18.80 with a term of 10 years from the date of grant. The exercise price is equal to the mean of the high and low price of our shares on the date of grant. The option is exercisable on or after March 31, 2003. The option, to the extent not then exercised, will terminate upon any breach of certain covenants contained in the consulting agreement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 incorporates information by reference to our definitive proxy statement for our Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2011.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

Item 14 incorporates information by reference to our definitive proxy statement for our Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2011.

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

(3)	Exhibits

Exhibit No.	Exhibits
3.1	Articles of Association of Foster Wheeler AG.
3.2	Organizational Regulations of Foster Wheeler AG. (Filed as Exhibit 3.2 to Foster Wheeler AG’s Form 8-K, filed on February 9, 2009, and incorporated herein by reference.)
4.0	Foster Wheeler AG hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler AG and its consolidated subsidiaries to the Commission upon request.
10.1	Amended and Restated Credit Agreement, dated July 30, 2010, among Foster Wheeler AG, Foster Wheeler Ltd., Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation, Foster Wheeler International Corporation, and Foster Wheeler Inc., as Borrowers, the guarantors party thereto, the lenders party thereto, BNP Paribas as Administrative Agent, BNP Paribas Securities Corp. as Sole Bookrunner and Sole Lead Arranger, and HSBC Bank USA, National Association, Wells Fargo Bank, N.A., Crédit Agricole Corporate and Investment Bank, and Natixis as Syndication Agents. (Filed as Exhibit 10.9 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.)
10.2	Guarantee Facility, dated December 6, 2010, among Foster Wheeler Limited, Foster Wheeler Energy Limited, Foster Wheeler World Services Limited, Foster Wheeler (G.B.) Limited and The Bank of Scotland regarding, among other things, a £60,000,000 uncommitted guarantee facility and a £150,000,000 forward foreign exchange facility (gross notional amount).
10.3	Corporate Guarantee, dated July 25, 2005, among Foster Wheeler Limited, Foster Wheeler Energy Limited, Foster Wheeler World Services Limited, Foster Wheeler (G.B.) Limited and The Bank of Scotland. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
10.4	Form of Debenture, dated July 25, 2005, issued in favor of The Bank of Scotland as Security Trustee. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
10.5	Lease Agreement, dated as of August 16, 2002, by and among Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.15 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference.)
10.6	Letter Amendment to the Lease Agreement, dated as of January 6, 2003, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.30 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002, and incorporated herein by reference.)
10.7	Letter Amendment No. 2, dated as of April 21, 2003, to the Lease Agreement between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.7 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, and incorporated herein by reference.)

Exhibit No.	Exhibits
10.8	Letter Amendment No. 3, dated as of July 14, 2003, to the Lease Agreement dated August 16, 2002, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.6 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, and incorporated herein by reference.)
10.9	First Amendment to the Lease Agreement, dated as of December 19, 2003, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc.
10.10	Second Amendment to the Lease Agreement, dated as of August 15, 2011, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc.
10.11	Amended and Restated Guaranty and Suretyship Agreement, dated as of August 15, 2011, made by Foster Wheeler LLC, Foster Wheeler Ltd., Foster Wheeler Inc., Foster Wheeler International Holdings, Inc., Foster Wheeler AG and Energy (NJ) QRS 15-10, Inc.
10.12	Deed between Foster Wheeler LLC and Foster Wheeler Realty Services, Inc. and CIT Group Inc. (NJ), dated as of March 31, 2003. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003 and incorporated herein by reference.)
10.13	Master Guarantee Agreement, dated as of May 25, 2001, by and among Foster Wheeler LLC, Foster Wheeler International Holdings, Inc. and Foster Wheeler Ltd. (Filed as Exhibit 10.9 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference.)
10.14*	Foster Wheeler Inc. Directors Deferred Compensation and Stock Award Plan, amended and restated effective as of May 25, 2001. (Filed as Exhibit 10.5 to Foster Wheeler AG’s Form 8-K, filed on February 9, 2009, and incorporated herein by reference.)
10.15*	Amendment to the Foster Wheeler Inc. Directors Deferred Compensation and Stock Award Plan. (Filed as Exhibit 10.6 to Foster Wheeler AG’s Form 8-K, filed on February 9, 2009, and incorporated herein by reference.)
10.16*	Foster Wheeler Inc. Directors’ Stock Option Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s post effective amendment to Form S-8 (Registration No. 333-25945-99), filed on June 27, 2001, and incorporated herein by reference.)
10.17*	Amendment to Foster Wheeler Inc. Directors’ Stock Option Plan. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on February 9, 2009, and incorporated herein by reference.)
10.18*	1995 Stock Option Plan of Foster Wheeler Inc., as amended and restated as of September 24, 2002. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference.)
10.19*	First Amendment to the 1995 Stock Option Plan of Foster Wheeler Inc., as amended and restated as of September 24, 2002. (Filed as Exhibit 10.26 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10.20*	Second Amendment to the 1995 Stock Option Plan of Foster Wheeler Inc., as amended and restated as of September 24, 2002. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, filed on February 9, 2009, and incorporated herein by reference.)
10.21*	Foster Wheeler Annual Executive Short-term Incentive Plan, as amended and restated effective January 1, 2006. (Filed as Exhibit 10.20 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 29, 2006, and incorporated herein by reference.)
10.22*	First Amendment to the Foster Wheeler Annual Executive Short-term Incentive Plan. (Filed as Exhibit 10.29 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10.23*	Second Amendment to the Annual Executive Short-term Incentive Plan of Foster Wheeler AG. (Filed as Exhibit 10.7 to Foster Wheeler AG’s Form 8-K, filed on February 9, 2009, and incorporated herein by reference.)

Exhibit No.	Exhibits
10.24*	Third Amendment to the Foster Wheeler AG Annual Executive Short-Term Incentive Plan (as restated effective January 1, 2006), adopted on November 4, 2010. (Filed as Exhibit 10.27 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.)
10.25*	Form of Amended and Restated Notice of Stock Option Grant with respect to executive officers, officers and key employees. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K, filed on May 16, 2005, and incorporated herein by reference.)
10.26*	Foster Wheeler AG Omnibus Incentive Plan, Restated Effective as of February 9, 2009 (incorporating the First, Second, and Third Amendments). (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.)
10.27*	First Amendment to the Foster Wheeler AG Omnibus Incentive Plan (as restated effective February 9, 2009), adopted on November 3, 2010. (Filed as Exhibit 10.38 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.)
10.28*	Form of Director’s Stock Option Agreement effective June 16, 2006 by and between Foster Wheeler Ltd. and each of Ralph Alexander, Eugene Atkinson, Diane C. Creel, Robert C. Flexon, Stephanie Hanbury-Brown, Joseph J. Melone and James D. Woods. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, filed on June 16, 2006, and incorporated herein by reference.)
10.29*	Form of Employee Nonqualified Stock Option Agreement effective November 15, 2006 with respect to certain employees and executive officers. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, filed on November 17, 2006, and incorporated herein by reference.)
10.30*	Form of Employee Nonqualified Stock Option Agreement effective May 6, 2008 with respect to certain employees and executive officers. (Filed as Exhibit 10.41 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10.31*	Form of Employee Nonqualified Stock Option Agreement effective March 4, 2009 with respect to employees and executive officers. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.)
10.32*	Form of Employee Nonqualified Stock Option Agreement effective May 2010 with respect to certain employees and executive officers. (Filed as Exhibit 10.16 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.)
10.33*	Form of Employee Restricted Stock Unit Award Agreement effective November 15, 2006 with respect to certain employees and executive officers. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, filed on November 17, 2006, and incorporated herein by reference.)
10.34*	Form of Employee Restricted Stock Unit Award Agreement effective May 6, 2008 with respect to certain employees and executive officers. (Filed as Exhibit 10.43 to Foster Wheeler AG.’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10.35*	Form of Employee Restricted Stock Unit Award Agreement effective March 4, 2009 with respect to employees and executive officers. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.)
10.36*	Form of Employee Restricted Stock Unit Award Agreement effective May 2010 with respect to certain employees and executive officers. (Filed as Exhibit 10.17 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.)
10.37*	Form of Employee Restricted Stock Unit Award Agreement (with Performance Goals). (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on March 2, 2011, and incorporated herein by reference.)
10.38*	Form of Director Nonqualified Stock Option Agreement effective November 15, 2006 with respect to non-employee directors. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 8-K, filed on November 17, 2006, and incorporated herein by reference.)

Exhibit No.	Exhibits
10.39*	Form of Director Nonqualified Stock Option Agreement effective May 6, 2008 with respect to non-employee directors. (Filed as Exhibit 10.45 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10.40*	Form of Director Nonqualified Stock Option Agreement effective March 4, 2009 with respect to employees and executive officers. (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.)
10.41*	Form of Director Restricted Stock Unit Agreement effective November 15, 2006 with respect to non-employee directors. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 8-K, filed on November 17, 2006, and incorporated herein by reference.)
10.42*	Form of Director Restricted Stock Unit Agreement effective May 6, 2008 with respect to non-employee directors. (Filed as Exhibit 10.47 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10.43*	Form of Director Restricted Stock Unit Agreement effective March 4, 2009 with respect to employees and executive officers. (Filed as Exhibit 10.4 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.)
10.44*	Form of Indemnification Agreement for directors and officers of Foster Wheeler Ltd., dated as of November 3, 2004. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, filed on November 8, 2004, and incorporated herein by reference.)
10.45*	Form of Indemnification Agreement for directors and officers of Foster Wheeler AG, dated as of February 9, 2009. (Filed as Exhibit 10.10 to Foster Wheeler AG’s Form 8-K, filed on February 9, 2009, and incorporated herein by reference.)
10.46*	Form of Notice and Acknowledgement for executive officers of Foster Wheeler AG, dated as of February 9, 2009. (Filed as Exhibit 10.8 to Foster Wheeler AG’s Form 8-K, filed on February 9, 2009, and incorporated herein by reference.)
10.47*	Employment agreement between Foster Wheeler Inc. and J. Kent Masters, dated July 21, 2011. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on July 25, 2011, and incorporated herein by reference.)
10.48*	Unofficial English Translation of Fixed Term Employment Agreement between Foster Wheeler Continental Europe S.r.l. and Umberto della Sala, effective as of April 1, 2008. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, filed on February 28, 2008, and incorporated herein by reference.)
10.49*	Employment Agreement between Foster Wheeler Ltd. and Umberto della Sala, dated as of March 1, 2008. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, filed on February 28, 2008, and incorporated herein by reference.)
10.50*	Agreement for the Termination of Fixed Term Employment Contract between Foster Wheeler Continental Europe S.r.l. and Umberto della Sala, dated as of September 30, 2008. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)
10.51*	Unofficial English Translation of Fixed Term Employment Agreement between Foster Wheeler Global E&C S.r.l. and Umberto della Sala, dated as of October 1, 2008. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)
10.52*	First Amendment to the Employment Agreement between Foster Wheeler Ltd. and Umberto della Sala, dated as of October 1, 2008. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)
10.53*	Second Amendment to the Employment Agreement between Foster Wheeler Inc. and Umberto della Sala, effective as of February 18, 2010. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on February 22, 2010, and incorporated herein by reference.)

Exhibit No.	Exhibits
10.54*	Third Amendment to the Employment Agreement between Foster Wheeler Inc. and Umberto della Sala, dated as of November 29, 2010. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on December 1, 2010, and incorporated herein by reference.)
10.55*	Unofficial English Translation of Extension of Fixed Term Employment Agreement between Foster Wheeler Global E&C S.r.l. and Umberto della Sala, dated February 18, 2010. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, filed on February 22, 2010, and incorporated herein by reference.)
10.56*	Fourth Amendment to the Employment Agreement between Foster Wheeler Inc. and Umberto della Sala, dated July 20, 2011. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, filed on July 25, 2011, and incorporated herein by reference.)
10.57*	Employment Agreement between Foster Wheeler Ltd. and Franco Baseotto, dated as of May 6, 2008. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, filed on May 12, 2008, and incorporated herein by reference.)
10.58*	First Amendment to the Employment Agreement between Foster Wheeler Inc. and Franco Baseotto, effective as of January 18, 2010. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on January 20, 2010, and incorporated herein by reference.)
10.59*	Second Amendment to the Employment Agreement between Foster Wheeler Inc. and Franco Baseotto, dated as of May 4, 2010. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on May 10, 2010, and incorporated herein by reference.)
10.60*	Contract of Employment between Foster Wheeler Energy Limited and Michelle Davies, prepared on August 8, 2008. (Filed as Exhibit 10.99 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)
10.61*	First Amendment to the Employment Agreement between Foster Wheeler Energy Limited and Michelle K. Davies, dated as of January 1, 2010. (Filed as Exhibit 10.14 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.)
10.62*	Second Amendment to the Employment Agreement between Foster Wheeler Energy Limited and Michelle K. Davies, dated as of November 17, 2011.
10.63*	Employment Agreement between Foster Wheeler Ltd. and Peter D. Rose, dated as of August 20, 2008. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)
10.64*	First Amendment to the Employment Agreement between Foster Wheeler Inc. and Peter D. Rose, effective as of January 18, 2010. (Filed as Exhibit 10.84 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)
10.65*	Second Amendment to the Employment Agreement between Foster Wheeler Inc. and Peter D. Rose, effective as of November 16, 2010. (Filed as Exhibit 10.82 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.)
10.66*	Employment Agreement between Foster Wheeler Ltd. and Beth Sexton, dated as of April 7, 2008. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2008, and incorporated herein by reference.)
10.67*	First Amendment to the Employment Agreement between Foster Wheeler Inc. and Beth Sexton, effective as of January 18, 2010. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, filed on January 20, 2010, and incorporated herein by reference.)
10.68*	Second Amendment to the Employment Agreement between Foster Wheeler Inc. and Beth Sexton, dated as of May 4, 2010. (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.)
10.69*	Third Amendment to the Employment Agreement between Foster Wheeler Inc. and Beth Sexton, dated as of February 22, 2011. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.)

Exhibit No.	Exhibits
10.70*	Employment Agreement, between Foster Wheeler North America Corp. and Gary T. Nedelka., dated as of January 6, 2009. (Filed as Exhibit 10.76 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10.71*	First Amendment to the Employment Agreement between Foster Wheeler North America Corp. and Gary T. Nedelka, dated as of December 21, 2009. (Filed as Exhibit 10.89 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)
10.72*	Second Amendment to the Employment Agreement between Foster Wheeler North America Corp. and Gary T. Nedelka, dated as of August 30, 2010. (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.)
10.73*	Third Amendment to the Employment Agreement between Foster Wheeler North America Corp. and Gary Nedelka, dated as of April 12, 2011. (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.)
10.74*	Employment Agreement between Foster Wheeler Ltd. and Lisa Z. Wood, dated as of January 6, 2009. (Filed as Exhibit 10.77 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10.75*	First Amendment to the Employment Agreement between Foster Wheeler Inc. and Lisa Z. Wood, effective as of January 18, 2010. (Filed as Exhibit 10.91 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)
10.76*	Second Amendment to the Employment Agreement between Foster Wheeler Inc. and Lisa Z. Wood, dated as of July 16, 2010. (Filed as Exhibit 10.6 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.)
10.77*	Employment Agreement among Foster Wheeler Inc., Rakesh K. Jindal and Foster Wheeler International Corp., dated as of April 27, 2009. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.)
10.78*	First Amendment to the Employment Agreement between Foster Wheeler Inc. and Rakesh K. Jindal, effective as of January 18, 2010. (Filed as Exhibit 10.95 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)
10.79*	Second Amendment to the Employment Agreement between Foster Wheeler Inc. and Rakesh K. Jindal, effective as of April 1, 2010. (Filed as Exhibit 10.98 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.)
10.80*	Third Amendment to the Employment Agreement between Foster Wheeler Inc. and Rakesh K. Jindal, dated as of May 25, 2010. (Filed as Exhibit 10.4 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.)
10.81*	Employment Agreement between Foster Wheeler Inc., Michael Liebelson and Foster Wheeler International Corp., dated as of May 28, 2010. (Filed as Exhibit 10.4 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.)
10.82*	First Amendment to the Employment Agreement between Foster Wheeler Inc. and Michael Liebelson, dated as of December 1, 2010. (Filed as Exhibit 10.105 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.)
10.83*	Employment Contract between Foster Wheeler Energy Limited and Jonathan C. Nield, dated as of September 13, 2006. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.)
10.84*	Deed of Variation between Foster Wheeler Energy Limited and David Wardlaw, dated as of October 8, 2008. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, filed on October 14, 2008, and incorporated herein by reference.)
10.85*	Form of Notice and Acknowledgement for David Wardlaw, dated as of February 9, 2009. (Filed as Exhibit 10.9 to Foster Wheeler AG’s Form 8-K, filed on February 9, 2009, and incorporated herein by reference.)

Exhibit No.	Exhibits
10.86*	Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich, dated as of August 11, 2006. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, filed on August 11, 2006, and incorporated herein by reference.)
10.87*	First Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich, dated January 30, 2007. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, filed on February 2, 2007, and incorporated herein by reference.)
10.88*	Second Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich, dated February 27, 2007. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, filed on March 2, 2007, and incorporated herein by reference.)
10.89*	Amended and Restated Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich, dated as of May 6, 2008. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, filed on May 12, 2008, and incorporated herein by reference.)
10.90*	Amended and Restated Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich, dated as of November 4, 2008. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, filed on November 5, 2008, and incorporated herein by reference.)
10.91*	Stock Option Agreement of Raymond J. Milchovich, dated as of October 22, 2001. (Filed as Exhibit 10.13 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)
10.92*	Employee’s Restricted Stock Award Agreement of Raymond J. Milchovich, dated as of August 11, 2006. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, filed on August 11, 2006, and incorporated herein by reference.)
10.93*	Employee Nonqualified Stock Option Agreement of Raymond J. Milchovich, dated as of August 11, 2006. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 8-K, filed on August 11, 2006, and incorporated herein by reference.)
10.94*	Consulting Agreement between Foster Wheeler Inc. and Raymond J. Milchovich, dated as of March 15, 2010. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on March 18, 2010, and incorporated herein by reference.).
10.95*	First Amendment to the Consulting Agreement between Foster Wheeler Inc. and Raymond J. Milchovich, effective as of November 1, 2011.
10.96*	Employment Agreement between Foster Wheeler USA Corporation and Robert C. Flexon, dated as of November 3, 2009. (Filed as Exhibit 10.96 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.)
10.97*	Employment Agreement among Foster Wheeler Inc., Foster Wheeler USA Corporation, Foster Wheeler International Corporation and Robert C. Flexon, dated as of May 10, 2010. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K filed on May 12, 2010, and incorporated herein by reference.)
10.98*	Employment Agreement among Foster Wheeler Inc., Thierry Desmaris and Foster Wheeler International Corp., dated as of March 27, 2009. (Filed as Exhibit 10.19 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.)
10.99*	First Amendment to the Employment Agreement between Foster Wheeler Inc. and Thierry Desmaris, effective as of January 18, 2010. (Filed as Exhibit 10.93 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)
10.100*	Second Amendment to the Employment Agreement between Foster Wheeler Inc. and Thierry Desmaris, dated as of July 29, 2010. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.)
10.101*	Employment Agreement between Foster Wheeler USA Corporation and W. Troy Roder, dated as of February 16, 2009. (Filed as Exhibit 10.98 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)

Exhibit No.	Exhibits
10.102*	Employment Agreement among Foster Wheeler Inc., W. Troy Roder, Foster Wheeler USA Corporation and Foster Wheeler International Corp., dated as of September 22, 2010. (Filed as Exhibit 10.4 to Foster Wheeler AG’s Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.)
21.0	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Analysis, Research & Planning Corporation.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG (Registrant)

BY:	/S/ FRANCO BASEOTTO
Franco Baseotto Executive Vice President, Chief Financial Officer and Treasurer

Date: February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed, as of February 23, 2012, by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title
/S/ J. KENT MASTERS	Director and Chief Executive Officer
J. Kent Masters (Principal Executive Officer)

/S/ FRANCO BASEOTTO Franco Baseotto	Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/S/ LISA Z. WOOD	Vice President and Controller
Lisa Z. Wood (Principal Accounting Officer)

/S/ CLAYTON C. DALEY, JR.	Director
Clayton C. Daley, Jr.

/S/ UMBERTO DELLA SALA	Director
Umberto della Sala

/S/ STEVEN J. DEMETRIOU	Director, Chairman of the Board
Steven J. Demetriou

/S/ EDWARD G. GALANTE	Director
Edward G. Galante

/S/ JOHN M. MALCOLM	Director
John M. Malcolm

/S/ STEPHANIE S. NEWBY	Director
Stephanie S. Newby

/S/ ROBERTO QUARTA	Director
Roberto Quarta

/S/ HENRI PHILIPPE REICHSTUL	Director
Henri Philippe Reichstul

/S/ MAUREEN B. TART-BEZER	Director
Maureen B. Tart-Bezer