Form 10-Q
period 2012-03-31
FOSTER WHEELER AG
filed 2012-05-02
CIK 1130385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 107,808,822 registered shares (CHF 3.00 par value) were outstanding as of April 20, 2012.

FOSTER WHEELER AG

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands of dollars, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating revenues	$933,096	$1,036,252
Cost of operating revenues	793,764	936,997

Contract profit	139,332	99,255

Selling, general and administrative expenses	83,281	73,841
Other income, net	(8,184)	(14,266)
Other deductions, net	4,064	6,117
Interest income	(3,169)	(3,275)
Interest expense	3,416	3,879
Net asbestos-related provision	1,997	400

Income before income taxes	57,927	32,559
Provision for income taxes	14,884	7,283

Net income	43,043	25,276

Less: Net income attributable to noncontrolling interests	2,397	2,305

Net income attributable to Foster Wheeler AG	$40,646	$22,971

Earnings per share (see Note 1):
Basic	$0.38	$0.18

Diluted	$0.38	$0.18

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands of dollars)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$43,043	$25,276

Other comprehensive income, net of tax:
Foreign currency translation adjustments	14,272	21,230
Cash flow hedges adjustments:
Unrealized (loss)/gain	(1,277)	1,115
Reclassification for losses included in net income	566	857

Total cash flow hedges adjustments	(711)	1,972
Pension and other postretirement benefits adjustment:
Amortization included in net periodic pension cost	2,707	2,265

Other comprehensive income	16,268	25,467

Comprehensive income	59,311	50,743
Less: Comprehensive income attributable to noncontrolling interests	3,722	2,458

Comprehensive income attributable to Foster Wheeler AG	$55,589	$48,285

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands of dollars, except share data and per share amounts)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$648,904	$718,049
Short-term investments	1,334	1,294
Accounts and notes receivable, net:
Trade	573,564	427,984
Other	100,632	97,495
Contracts in process	209,487	166,648
Prepaid, deferred and refundable income taxes	65,507	62,616
Other current assets	52,319	49,101

Total current assets	1,651,747	1,523,187

Land, buildings and equipment, net	344,876	341,987
Restricted cash	37,561	44,094
Notes and accounts receivable - long-term	6,478	6,210
Investments in and advances to unconsolidated affiliates	212,657	211,109
Goodwill	114,286	112,120
Other intangible assets, net	72,105	74,386
Asbestos-related insurance recovery receivable	148,246	157,127
Other assets	122,871	118,178
Deferred tax assets	23,746	25,482

TOTAL ASSETS	$2,734,573	$2,613,880

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$13,004	$12,683
Accounts payable	300,380	250,821
Accrued expenses	222,711	237,089
Billings in excess of costs and estimated earnings on uncompleted contracts	598,845	550,746
Income taxes payable	33,858	39,645

Total current liabilities	1,168,798	1,090,984

Long-term debt	138,340	136,428
Deferred tax liabilities	47,070	44,622
Pension, postretirement and other employee benefits	169,557	171,065
Asbestos-related liability	262,254	269,520
Other long-term liabilities	165,828	160,596
Commitments and contingencies

TOTAL LIABILITIES	1,951,847	1,873,215

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	6,295	4,993

TOTAL TEMPORARY EQUITY	6,295	4,993

Equity:
Registered shares:
CHF 3.00 par value; authorized: 187,930,698 shares and 187,847,379 shares, respectively; conditionally authorized: 59,698,419 shares and 59,781,738 shares, respectively; issued: 125,612,742 shares and 125,529,423 shares, respectively; outstanding: 107,808,222 shares and 108,289,003 shares, respectively.	321,455	321,181
Paid-in capital	609,916	606,053
Retained earnings	740,617	699,971
Accumulated other comprehensive loss	(515,125)	(530,068)
Treasury shares (outstanding: 17,804,520 shares and 17,240,420 shares, respectively)	(420,345)	(409,390)

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	736,518	687,747

Noncontrolling interests	39,913	47,925

TOTAL EQUITY	776,431	735,672

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$2,734,573	$2,613,880

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands of dollars)

(unaudited)

	Registered Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Foster Wheeler AG Shareholders’ Equity	Noncontrolling Interests	Total Equity
Three Months Ended March 31, 2011:
Balance at December 31, 2010	$334,052	$659,739	$537,588	$(464,504)	$(99,182)	$967,693	$47,656	$1,015,349
Net income	-	-	22,971	-	-	22,971	2,305	25,276
Other comprehensive income, net of tax	-	-	-	25,314	-	25,314	153	25,467
Issuance of registered shares upon exercise of stock options	1,190	8,619	-	-	-	9,809	-	9,809
Issuance of registered shares upon vesting of restricted awards	149	(149)	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(8,672)	(8,672)
Capital contribution from noncontrolling interests	-	-	-	-	-	-	125	125
Share-based compensation expense	-	3,800	-	-	-	3,800	-	3,800
Excess tax benefit related to share-based compensation	-	4	-	-	-	4	-	4
Repurchase of registered shares	-	-	-	-	(29,216)	(29,216)	-	(29,216)

Balance at March 31, 2011	$335,391	$672,013	$560,559	$(439,190)	$(128,398)	$1,000,375	$41,567	$1,041,942

Three Months Ended March 31, 2012:
Balance at December 31, 2011	$321,181	$606,053	$699,971	$(530,068)	$(409,390)	$687,747	$47,925	$735,672
Net income	-	-	40,646	-	-	40,646	2,397	43,043
Other comprehensive income, net of tax	-	-	-	14,943	-	14,943	1,325	16,268
Issuance of registered shares upon exercise of stock options	105	465	-	-	-	570	-	570
Issuance of registered shares upon vesting of restricted awards	169	(169)	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(11,734)	(11,734)
Share-based compensation expense	-	3,624	-	-	-	3,624	-	3,624
Excess tax shortfall related to share-based compensation	-	(57)	-	-	-	(57)	-	(57)
Repurchase of registered shares	-	-	-	-	(10,955)	(10,955)	-	(10,955)

Balance at March 31, 2012	$321,455	$609,916	$740,617	$(515,125)	$(420,345)	$736,518	$39,913	$776,431

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands of dollars)

(unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,043	$25,276
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	13,020	12,671
Net asbestos-related provision	1,997	400
Share-based compensation expense	4,926	4,871
Excess tax shortfall/(benefit) related to share-based compensation	57	(4)
Deferred income tax provision/(benefit)	5,467	(10,638)
Gain on sale of assets	(69)	(616)
Equity in earnings of investees, net of dividends	(4,412)	(2,619)
Changes in assets and liabilities:
(Increase)/decrease in receivables	(137,021)	65,912
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	(9,252)	8,853
Increase/(decrease) in accounts payable and accrued expenses	33,407	(16,619)
Net change in other current assets and liabilities	(9,975)	(6,679)
Net change in other long-term assets and liabilities	(11,216)	(14,305)

Net cash (used in)/provided by operating activities	(70,028)	66,503

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	7,182	(4,862)
Capital expenditures	(7,645)	(11,530)
Proceeds from sale of assets	163	813
Return of investment from unconsolidated affiliates	6,117	-

Net cash provided by/(used in) investing activities	5,817	(15,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	(10,955)	(29,216)
Distributions to noncontrolling interests	(11,734)	(8,672)
Proceeds from capital contribution from noncontrolling interests	-	125
Proceeds from stock options exercised	570	9,101
Excess tax (shortfall)/benefit related to share-based compensation	(57)	4
Repayment of debt and capital lease obligations	(686)	(551)

Net cash used in financing activities	(22,862)	(29,209)

Effect of exchange rate changes on cash and cash equivalents	17,928	23,945

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(69,145)	45,660
Cash and cash equivalents at beginning of year	718,049	1,057,163

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$648,904	$1,102,823

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

The consolidated financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”), filed with the Securities and Exchange Commission on February 23, 2012. The consolidated balance sheet as of December 31, 2011 was derived from the audited financial statements included in our 2011 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

Certain prior period amounts have been reclassified to conform to the current period presentation.

The consolidated financial statements include the accounts of Foster Wheeler AG and all significant U.S. and non-U.S. subsidiaries, as well as certain entities in which we have a controlling interest. Intercompany transactions and balances have been eliminated. See “—Variable Interest Entities” below for further information related to the consolidation of variable interest entities.

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

	Three Months Ended March 31,
	2012	2011
Number of separate projects	11	7

Net increase/(decrease) in contract profit from the regular revaluation of final estimated contract profit revisions	$14,100	$(4,600)

The changes in final estimated contract profit revisions for our Global Power Group were increased during the three months ended March 31, 2012 for a favorable settlement with a subcontractor of approximately $6,900. The changes in final estimated contract profit revisions during the three months ended March 31, 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling approximately $7,800, which included final estimated profit reductions in our Global Engineering and Construction Group (“Global E&C Group”) and our Global Power Group of approximately $3,200 and $4,600, respectively. The corrections were recorded in the first quarter of 2011 as they were not material to previously issued financial statements, nor were they material to the full year 2011 financial statements.

Please see Note 11 for further information related to changes in final estimated contract profit and the impact on business segment results.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims as additional contract revenue if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. These two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. Our consolidated financial statements included commercial claims of $7,400 and $6,700 as of March 31, 2012 and December 31, 2011, respectively, while substantially all costs had been incurred as of each respective date.

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. Deferred pre-contract costs were inconsequential as of March 31, 2012 and December 31, 2011.

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

Trade Accounts Receivable — Trade accounts receivable represent amounts billed to customers. In accordance with terms under our long-term contracts, our customers may withhold certain percentages of such billings until completion and acceptance of the work performed, which we refer to as retention receivables. Final payment of retention receivables might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, are included in current assets on the consolidated balance sheet. We have not recorded a provision for the outstanding retention receivable balances as of March 31, 2012 and December 31, 2011.

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

As of March 31, 2012 and December 31, 2011, we participated in certain entities determined to be VIEs, including a gas-fired cogeneration facility in Martinez, California and a refinery/electric power generation project in Chile. We consolidate the operations of the Martinez project while we record our participation in the project in Chile on the equity method of accounting.

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

The following methods and assumptions were used to estimate the fair value of our financial instruments for which it is practicable to estimate fair value:

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

•

Defined Benefit Pension Plan Assets — We estimate the fair value of investments in equity securities at each year-end based on quotes obtained from financial institutions. The fair value of investments in commingled funds, invested primarily in debt and equity securities, is based on the net asset values communicated by the respective asset manager. We further corroborate the above valuations with observable market data using level 1 and 2 inputs. Additionally, we hold investments in private investment funds that are valued at net asset value as communicated by the asset manager using level 3 unobservable market data inputs.

Retirement of Shares under Share Repurchase Program — Under Swiss law, the cancellation of shares previously repurchased under our share repurchase program must be approved by our shareholders. Repurchased shares remain as treasury shares on our balance sheet until cancellation.

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

Diluted earnings per share is computed by dividing net income attributable to Foster Wheeler AG by the combination of the weighted-average number of shares outstanding during the reporting period and the impact of dilutive securities, if any, such as outstanding stock options and the non-vested portion of restricted stock units and performance-based restricted stock units (collectively, “restricted awards”) to the extent such securities are dilutive.

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

The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2012	2011
Net income attributable to Foster Wheeler AG	$40,646	$22,971

Basic weighted-average number of shares outstanding	107,774,203	124,680,060
Effect of dilutive securities	107,604	651,810

Diluted weighted-average number of shares outstanding	107,881,807	125,331,870

Earnings per share:
Basic	$0.38	$0.18

Diluted	$0.38	$0.18

The following table summarizes options not included in the calculation of diluted earnings per share as the assumed proceeds from those options, on a per share basis, were greater than the average share price for the period, which would result in an antidilutive effect on diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
Options not included in the computation of diluted earnings per share	2,022,794	1,371,549

2. Business Combinations

In December 2011, we acquired the stock of Graf-Wulff GmbH, a company based in Germany, for a purchase price of approximately €22,300 (approximately $29,400 at the exchange rate on the date of the acquisition), net of cash acquired. The acquired company designs, manufactures and installs equipment which utilizes circulating dry ash flue gas scrubbing technology for all types of steam generators in the power and industrial sectors. Our consolidated balance sheet as of December 31, 2011 filed in our 2011 Form 10-K included a preliminary purchase price allocation for this acquisition. As a result of updating our valuation of net assets acquired, we have increased the December 31, 2011 goodwill balance on our consolidated balance sheet as of March 31, 2012. The increase in goodwill was primarily attributable to an increased valuation of billings in excess of costs and estimated earnings on uncompleted contracts and a deferred tax liability related to intangible assets. The purchase price allocation and pro forma impact assuming the acquisition had occurred as of the beginning of 2011 were not significant to our consolidated financial statements. This company’s financial results are included within our Global Power Group business segment.

3. Investments

Investment in Unconsolidated Affiliates

We own a noncontrolling interest in two electric power generation projects, one waste-to-energy project and one wind farm project, which are all located in Italy, and in a refinery/electric power generation project, which is located in Chile. We also own a 50% noncontrolling interest in a project in Italy which generates earnings from royalty payments linked to the price of natural gas. Based on the outstanding equity interests of these entities, we own 41.65% of each of the two electric power generation projects in Italy, 39% of the waste-to-energy project and 50% of the wind farm project. We have a notional 85% equity interest in the project in Chile; however, we are not the primary beneficiary as a result of participating rights held by the minority shareholder. In determining that we are not the primary beneficiary, we considered the minority shareholder’s right to approve activities of the project that most significantly impact the project’s economic performance which include the right to approve or reject the annual financial (capital and operating) budget and the annual operating plan, the right to approve or reject the appointment of the general manager and senior management, and approval rights with respect to capital expenditures beyond those included in the annual budget.

On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our unconsolidated affiliate’s facility in Chile. As a result of the damage, the project’s facility suspended normal operating activities on that date and subsequently filed a claim with its insurance carrier for property damage and business interruption recoveries. Based on the assessments and cost estimate, as well as correspondence received from the insurance carrier, we expect the property damage and business interruption insurance recoveries to be sufficient to cover the costs of repairing the facility and to substantially compensate our unconsolidated affiliate for the loss of profits while the facility suspended normal operating activities. Our unconsolidated affiliate’s receivable related to the remaining balance under their property damage and business interruption insurance recovery assessment was approximately $67,700 as of March 31, 2012, which is included in current assets in the table below. The facility achieved normal operating activities in the third quarter of 2011.

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

We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for these entities (each as a whole) based on where the projects are located:

	March 31, 2012		December 31, 2011
	Italy	Chile	Italy	Chile
Balance Sheet Data:
Current assets	$178,233	$144,594	$168,501	$130,880
Other assets (primarily buildings and equipment)	377,577	105,761	366,414	108,165
Current liabilities	109,323	51,573	82,164	55,590
Other liabilities (primarily long-term debt)	244,020	48,636	232,356	45,105
Net assets	202,467	150,146	220,395	138,350

	Three Months Ended March 31,
	2012		2011
	Italy	Chile	Italy	Chile
Income Statement Data:
Total revenues	$36,751	$24,801	$29,417	$20,817
Gross (loss)/profit	(1,765)	13,901	12,067	129
(Loss)/income before income taxes	(4,247)	14,198	9,256	14,766
Net (loss)/earnings	(2,349)	11,796	5,647	11,813

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

Our consolidated financial statements reflect the following amounts related to our unconsolidated affiliates in Italy and Chile:

	Three Months Ended March 31,
	2012	2011
Equity in the net earnings of unconsolidated affiliates	$6,908	$12,493
Distributions from equity affiliates	$8,772	$9,677

	March 31, 2012	December 31, 2011
Investments in unconsolidated affiliates	$195,510	$195,033

Our equity (loss)/earnings from our projects in Italy were $(362) and $2,606 in the first three months of 2012 and 2011, respectively. Our equity loss in the three months ended March 31, 2012 included the impact of a net loss experienced by one of our projects in Italy, which recorded a charge to establish a reserve against its receivable balance for emission rights earned prior to 2012 and experienced decreased earnings as a result of a facility maintenance shutdown during the first three months of 2012.

Our equity earnings from our project in Chile were $7,270 and $9,887 in the first three months of 2012 and 2011, respectively. The decrease in equity earnings from our project in Chile in the three months ended March 31, 2012, compared to the same period in 2011, included the impact of lower marginal rates in 2012 for electrical power generation.

Equity earnings in the three months ended March 31, 2011 included our equity interest in the after tax estimated recovery under our project in Chile’s business interruption insurance policy which covers the period from the date of the earthquake through the period when the facility resumed normal operating activities.

We have guaranteed certain performance obligations of our project in Chile. We have a contingent obligation, which is measured annually based on the operating results of our project in Chile for the preceding year and is shared equally with our minority interest partner. We did not have a current payment obligation under this guarantee as of March 31, 2012 or December 31, 2011.

In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that our project in Chile does not generate sufficient cash flows to make such payments. We are required to maintain the debt service reserve letter of credit during the term of our project in Chile’s debt, which matures in 2014. As of March 31, 2012, no amounts have been drawn under this letter of credit and we do not anticipate any amounts being drawn under this letter of credit.

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

Our consolidated financial statements include the following balances related to our project in Chile:

	Three Months Ended March 31,
	2012	2011
Fees for operations and maintenance services (included in operating revenues)	$2,634	$2,660

	March 31, 2012	December 31, 2011
Receivable from our unconsolidated affiliate in Chile (included in trade receivables)	$13,784	$8,881

We also have guaranteed the performance obligations of our wholly-owned subsidiary under the operations and maintenance agreement governing our project in Chile. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have been paid under the guarantee.

Other Investments

We are the majority equity partner and general partner of a gas-fired cogeneration project in Martinez, California, which we have determined to be a VIE as of March 31, 2012 and December 31, 2011. We were the primary beneficiary of the VIE, since we had the power to direct the activities that most significantly impact the VIE’s performance. These activities include the operations and maintenance of the facilities. Accordingly, as the primary beneficiary of the VIE, we have consolidated this entity. The aggregate net assets of this entity are presented below.

Balance Sheet Data (excluding intercompany balances):	March 31, 2012	December 31, 2011
Current assets	$3,484	$19,328
Other assets (primarily buildings and equipment)	40,267	39,760
Current liabilities	6,915	6,198
Other liabilities	4,412	4,462
Net assets	32,424	48,428

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

	Global E&C Group		Global Power Group
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
U.S.	$39,357	$39,357	$4,266	$4,266
Asia	926	887	-	-
Europe	-	-	69,737	67,610

Total	$40,283	$40,244	$74,003	$71,876

Please see Note 2 for further information regarding an increase to our goodwill balance as of December 31, 2011 related to our Graf-Wulff GmbH purchase price allocation.

The following table sets forth amounts relating to our identifiable intangible assets:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$41,214	$(30,887)	$10,327	$40,920	$(30,237)	$10,683
Trademarks	64,141	(30,110)	34,031	63,711	(29,337)	34,374
Customer relationships, pipeline and backlog	30,904	(9,590)	21,314	30,586	(7,725)	22,861
Technology	6,671	(238)	6,433	6,468	-	6,468

Total	$142,930	$(70,825)	$72,105	$141,685	$(67,299)	$74,386

As of March 31, 2012, the net carrying amounts of our identifiable intangible assets were $58,097 for our Global Power Group and $14,008 for our Global E&C Group. Amortization expense related to identifiable intangible assets is recorded within cost of operating revenues on the consolidated statement of operations.

The following table details amortization expense related to identifiable intangible assets by period:

	Three Months Ended March 31,
	2012	2011
Amortization expense	$3,022	$1,648

Approximate full year amortization expense for years:
2012		$12,000
2013		7,900
2014		7,900
2015		7,800
2016		5,300

5. Borrowings

The following table shows the components of our long-term debt:

	March 31, 2012			December 31, 2011
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$2,522	$55,797	$58,319	$2,463	$56,080	$58,543
Special-Purpose Limited Recourse Project Debt:
FW Power S.r.l.	8,570	71,952	80,522	8,308	69,757	78,065
Energia Holdings, LLC at 11.443% interest, due April 15, 2015	1,912	9,308	11,220	1,912	9,308	11,220
Subordinated Robbins Facility Exit Funding Obligations: 1999C Bonds at 7.25% interest, due October 15, 2024	-	1,283	1,283	-	1,283	1,283

Total	$13,004	$138,340	$151,344	$12,683	$136,428	$149,111

Estimated fair value			$170,532			$164,590

U.S. Senior Credit Agreement — On July 30, 2010, Foster Wheeler AG, Foster Wheeler Ltd., certain of Foster Wheeler Ltd.’s subsidiaries and BNP Paribas, as Administrative Agent, entered into a four-year amendment and restatement of our U.S. senior credit agreement, which we entered into in October 2006. The amended and restated U.S. senior credit agreement, which became an unsecured facility in March 2012 as described below, provides for a facility of $450,000, and includes a provision which permits future incremental increases of up to an aggregate of $225,000 in total additional availability under the facility. The amended and restated U.S. senior credit agreement permits us to issue up to $450,000 in letters of credit under the facility. Letters of credit issued under the amended and restated U.S. senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in our corporate credit rating as reported by Moody’s Investors Service, which we refer to as Moody’s, and/or Standard & Poor’s, which we refer to as S&P. We received a corporate credit rating of BBB- as issued by S&P during the third quarter of 2010, which, under the amended and restated U.S. senior credit agreement, reduces our pricing for letters of credit issued under the agreement. We received a corporate credit rating of Baa3 as issued by Moody’s during the first quarter of 2012, which led to the automatic release and termination of all liens securing our obligations under the agreement. Based on our current credit ratings, letter of credit fees for performance and financial letters of credit issued under the amended and restated U.S. senior credit agreement are 1.000% and 2.000% per annum of the outstanding amount, respectively, excluding fronting fees. We also have the option to use up to $100,000 of the $450,000 for revolving borrowings at a rate equal to adjusted LIBOR, as defined in the agreement, plus 2.000%, subject also to the performance pricing noted above.

Fees and expenses incurred in conjunction with the execution of our amended and restated U.S. senior credit agreement were approximately $4,300 and are being amortized to expense over the four-year term of the agreement, which commenced in the third quarter of 2010.

Prior to becoming an unsecured facility in March 2012, our amended and restated U.S. senior credit agreement required that the assets and/or stock of certain of our subsidiaries be held as collateral. Our amended and restated U.S. senior credit agreement contains various customary restrictive covenants that generally limit our ability to, among other things, incur additional indebtedness or guarantees, create liens or other encumbrances on property, sell or transfer certain property and thereafter rent or lease such property for substantially the same purposes as the property sold or transferred, enter into a merger or similar transaction, make investments, declare dividends or make other restricted payments, enter into agreements with affiliates that are not on an arms’ length basis, enter into any agreement that limits our ability to create liens or the ability of a subsidiary to pay dividends, engage in new lines of business, with respect to Foster Wheeler AG, change Foster Wheeler AG’s fiscal year or, with respect to Foster Wheeler AG, Foster Wheeler Ltd. and one of our holding company subsidiaries, directly acquire ownership of the operating assets used to conduct any business.

In addition, our amended and restated U.S. senior credit agreement contains financial covenants requiring us not to exceed a total leverage ratio, which compares total indebtedness to EBITDA, and to maintain a minimum interest coverage ratio, which compares EBITDA to interest expense. All such terms are defined in our amended and restated U.S. senior credit agreement. We must be in compliance with the total leverage ratio at all times, while the interest coverage ratio is measured quarterly. We have been in compliance with all financial covenants and other provisions of our U.S. senior credit agreement prior and subsequent to our amendment and restatement of the agreement.

We had approximately $253,700 and $225,600 of letters of credit outstanding under our U.S. senior credit agreement as of March 31, 2012 and December 31, 2011, respectively. The letter of credit fees under the U.S. senior credit agreement outstanding as of March 31, 2012 and December 31, 2011 ranged from 1.000% to 2.000% of the outstanding amount, excluding fronting fees. There were no funded borrowings outstanding under our U.S. senior credit agreement as of March 31, 2012 and December 31, 2011.

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

Based on the minimum statutory funding requirements for 2012, we are not required to make any mandatory contributions to our U.S. pension plans. The following table provides details on 2012 mandatory contribution activity for our non-U.S. pension plans:

Contributions in the three months ended March 31, 2012	$5,600
Remaining contributions expected for the year 2012	16,300

Contributions expected for the year 2012	$21,900

We did not make any discretionary contributions during the first three months of 2012; however, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during 2012.

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

The components of net periodic benefit cost/(credit) for our defined benefit pension plans and other postretirement benefit plans were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Net periodic benefit cost:
Service cost	$275	$369	$24	$27
Interest cost	13,134	15,611	805	912
Expected return on plan assets	(16,015)	(18,141)	-	-
Amortization of net actuarial loss	4,136	3,454	120	77
Amortization of prior service (credit)/cost	(393)	9	(879)	(891)
Amortization of transition obligation	13	12	-	-

Net periodic benefit cost	$1,150	$1,314	$70	$125

The above amortization components of net periodic benefit cost are included on our consolidated statement of comprehensive income net of tax.

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

	Maximum	Carrying Amount of Liability
	Potential Payment	March 31, 2012	December 31, 2011
Environmental indemnifications	No limit	$7,700	$8,200
Tax indemnifications	No limit	$-	$-

We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Three Months Ended March 31,
	2012	2011
Warranty Liability:
Balance at beginning of year	$93,000	$100,300
Accruals	8,400	7,600
Settlements	(2,800)	(4,900)
Adjustments to provisions, including foreign currency translation	(4,100)	100

Balance at end of period	$94,500	$103,100

We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $1,003,700 and $990,300 as of March 31, 2012 and December 31, 2011, respectively, primarily for guarantees of our performance on projects currently in execution or under warranty. These amounts include the standby letters of credit issued under the U.S. senior credit agreement discussed in Note 5 and under other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.

We have also guaranteed certain performance obligations in a refinery/electric power generation project based in Chile in which we hold a noncontrolling interest. See Note 3 for further information.

8. Derivative Financial Instruments

We are exposed to certain risks relating to our ongoing business operations. The risks managed by using derivative financial instruments relate primarily to foreign currency exchange rate risk and, to a significantly lesser extent, interest rate risk. Derivative financial instruments held by our consolidated entities are recognized as assets or liabilities at fair value on our consolidated balance sheet. Our proportionate share of the fair value of derivative financial instruments held by our equity method investees is included in investments in and advances to unconsolidated affiliates on our consolidated balance sheet. The fair values of derivative financial instruments held by our consolidated entities were as follows:

Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$-	$-	Other long-term liabilities	$9,658	$8,707
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	3,661	1,691	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	3,705	6,446
Foreign currency forward contracts	Other accounts receivable	80	75	Accounts payable	-	34

Total derivatives		$3,741	$1,766		$13,363	$15,187

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

The notional amount of our foreign currency forward contracts provides one measure of our transaction volume outstanding as of the balance sheet date. As of March 31, 2012, we had a total gross notional amount of approximately $416,100 related to foreign currency forward contracts. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contract maturity dates range from 2012 through 2014.

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

	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Recognized	Three Months Ended March 31,
Hedging Instruments	in Income on Derivatives	2012	2011
Foreign currency forward contracts	Cost of operating revenues	$3,146	$1,814
Foreign currency forward contracts	Other deductions, net	91	70

Total		$3,237	$1,884

The mark-to-market adjustments on foreign currency forward exchange contracts for these unrealized gains or losses are primarily recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.

During the three months ended March 31, 2012 and 2011, we included net cash inflows on the settlement of derivatives of $713 and $182, respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities on the consolidated statement of cash flows.

Interest Rate Risk

We use interest rate swap contracts to manage interest rate risk associated with a portion of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps was $67,800 as of March 31, 2012.

Upon entering into the swap contracts, we designate the interest rate swaps as cash flow hedges. We assess at inception, and on an ongoing basis, whether the interest rate swaps are highly effective in offsetting changes in the cash flows of the project debt. Consequently, we record the fair value of interest rate swap contracts on our consolidated balance sheet at each balance sheet date. Changes in the fair value of the interest rate swap contracts are recorded as a component of other comprehensive income.

The impact from interest rate swap contracts in cash flow hedging relationships for our consolidated entities was as follows:.

	Three Months Ended March 31,
	2012	2011
(Loss)/gain recognized in other comprehensive income	$(1,156)	$847
Loss reclassified from accumulated other comprehensive loss	485	615

The above balances for our consolidated entities and our proportionate share of the impact from interest rate swap contracts in cash flow hedging relationships held by our equity method investees are included on our consolidated statement of comprehensive income net of tax.

9. Share-Based Compensation Plans

Our share-based compensation plans include both stock options and restricted awards. The following table summarizes our share-based compensation expense and related income tax benefit:

	Three Months Ended March 31,
	2012	2011
Share-based compensation	$4,926	$4,871
Related income tax benefit	110	81

As of March 31, 2012, we had $14,164 and $22,199 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those amounts are expected to be recognized as expense over a weighted-average period of approximately two years.

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

Reconciliations of temporary equity for the three months ended March 31, 2012 and 2011 were as follows:

	March 31, 2012	March 31, 2011
Balance at beginning of year	$4,993	$4,935
Compensation cost during the period for those equity awards with intrinsic value on the grant date	3,058	2,580
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(1,756)	(1,510)

Balance at end of period	$6,295	$6,005

Our articles of association provide for conditional capital of 62,317,956 shares for the issuance of shares under our share-based compensation plans and other convertible or exercisable securities we may issue in the future. Conditional capital decreases upon issuance of shares in connection with the exercise of outstanding stock options or vesting of restricted share units, with an offsetting increase to our issued and authorized share capital. As of March 31, 2012, our remaining available conditional capital was 59,698,419 shares.

10. Income Taxes

The tax provision for each year-to-date period is calculated by multiplying pre-tax income by the estimated annual effective tax rate for such period. Although we are a Swiss corporation, our shares are exclusively traded on a U.S. exchange; therefore, we reconcile our effective tax rate to the U.S. federal statutory rate of 35% to facilitate meaningful comparison with peer companies in the U.S. capital markets. Our effective tax rate can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of income taxed in various non-U.S. jurisdictions with rates different from the U.S. statutory rate, as a result of our inability to recognize a tax benefit for losses generated by certain unprofitable operations and as a result of the varying mix of income earned in the jurisdictions in which we operate. In addition, our deferred tax assets are reduced by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of loss carryforwards (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pre-tax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate. Conversely, in periods when operating units subject to a valuation allowance generate pre-tax losses, the corresponding increase in the valuation allowance has an unfavorable impact on our effective tax rate.

Effective Tax Rate for 2012

Our effective tax rate for the first three months of 2012 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which is expected to contribute to an approximate 16-percentage point reduction in our effective tax rate for the full year 2012.

•

A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which is expected to contribute to an approximate three-percentage point increase in our effective tax rate for the full year 2012.

Effective Tax Rate for 2011

Our effective tax rate for the first three months of 2011 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 14-percentage point reduction in our effective tax rate.
•	A valuation allowance increase because we were unable to recognize a tax benefit for year-to-date losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.).
•	Discrete items, including, primarily, changes in judgment regarding unrecognized tax benefits and certain adjustments to deferred taxes and taxes payable for prior years.

We evaluate, on a quarterly basis, the need for the valuation allowances against deferred tax assets in those jurisdictions in which we currently maintain a valuation allowance. Such evaluation includes a review of all available evidence, both positive and negative, in determining whether a valuation allowance is necessary.

Our subsidiaries file income tax returns in numerous tax jurisdictions, including the U.S., several U.S. states and numerous non-U.S. jurisdictions around the world. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by jurisdiction. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in a number of jurisdictions may expire within 12 months from the balance sheet date. As a result, we expect recurring changes in unrecognized tax benefits due to the expiration of the statute of limitations, none of which are expected to be individually significant. With few exceptions, we are no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before 2007.

A number of tax years are under audit by the relevant tax authorities in various jurisdictions, including the U.S. and several states within the U.S. We anticipate that several of these audits may be concluded in the foreseeable future, including in the remainder of 2012. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the magnitude of any such reduction at this time. We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations.

11. Business Segments

We operate through two business groups: our Global E&C Group and our Global Power Group.

Global E&C Group

Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to- liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation facilities, distribution facilities, gasification facilities and processing facilities associated with the metals and mining sector. Our Global E&C Group is also involved in the design of facilities in developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Additionally, our Global E&C Group is also involved in the development, engineering, construction, ownership and operation of power generation facilities, from conventional and renewable sources, and of waste-to-energy facilities. Our Global E&C Group generates revenues from design, engineering, procurement, construction and project management activities pursuant to contracts which generally span up to approximately four years in duration and from returns on its equity investments in various power production facilities.

Global Power Group

Our Global Power Group designs, manufactures and erects steam generating and auxiliary equipment for electric power generating stations, district heating and industrial facilities worldwide. Additionally, our Global Power Group owns and operates a waste-to-energy facility; holds a controlling interest and operates a combined-cycle gas turbine facility; owns a noncontrolling interest in a petcoke-fired circulating fluidized-bed facility for refinery steam and power generation; and operates a university cogeneration power facility for steam/electric generation. Our Global Power Group generates revenues from engineering activities, equipment supply, construction contracts, operating and maintenance agreements, royalties from licensing its technology, and from returns on its investments in various power production facilities.

Our Global Power Group’s steam generating equipment includes a broad range of steam generation and environmental technologies, offering independent power producers, utilities, municipalities and industrial clients high-value technology solutions for converting a wide range of fuels, such as coal, lignite, petroleum coke, oil, gas, solar, biomass, municipal solid waste and waste flue gases into steam, which can be used for power generation, district heating or industrial processes.

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

Operating Revenues

We conduct our business on a global basis. Operating revenues by industry and business segment were as follows:

	Three Months Ended March 31,
	2012	2011
Operating Revenues (Third-Party) by Industry:
Power generation	$252,115	$195,129
Oil refining	325,161	363,529
Pharmaceutical	12,979	11,184
Oil and gas	231,551	272,047
Chemical/petrochemical	68,320	153,977
Power plant operation and maintenance	29,280	28,329
Environmental	2,188	2,559
Other, net of eliminations	11,502	9,498

Total	$933,096	$1,036,252

Operating Revenues (Third-Party) by Business Segment:
Global E&C Group	$670,873	$823,743
Global Power Group	262,223	212,509

Total	$933,096	$1,036,252

EBITDA

EBITDA is the primary measure of operating performance used by our chief operating decision maker. We define EBITDA as net income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization.

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

	Three Months Ended March 31,
	2012	2011
EBITDA:
Global E&C Group	$46,928	$41,668
Global Power Group	52,316	26,464
C&F Group *	(27,278)	(21,328)

Total	71,966	46,804

Add: Net income attributable to noncontrolling interests	2,397	2,305
Less: Interest expense	3,416	3,879
Less: Depreciation and amortization	13,020	12,671

Income before income taxes	57,927	32,559
Less: Provision for income taxes	14,884	7,283

Net income	43,043	25,276
Less: Net income attributable to noncontrolling interests	2,397	2,305

Net income attributable to Foster Wheeler AG	$40,646	$22,971

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

EBITDA in the above table includes the following:

	Three Months Ended March 31,
	2012	2011
Net increase/(decrease) in contract profit from the regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group(2)	$3,800	$800
Global Power Group(2)	10,300	(5,400)

Total	14,100	(4,600)

Net asbestos-related provision in our C&F Group(3)	2,000	400

(1)	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.
(2)

The changes in final estimated contract profit revisions for our Global Power Group were increased during the three months ended March 31, 2012 for a favorable settlement with a subcontractor of approximately $6,900. The changes in final estimated contract profit revisions during the three months ended March 31, 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling approximately $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of approximately $3,200 and $4,600, respectively. The corrections were recorded in the first quarter of 2011 and are included in the three months ended March 31, 2011 as they were not material to previously issued financial statements, nor were they material to the full year 2011 financial statements.

(3)	Please refer to Note 12 for further information regarding the revaluation of our asbestos liability and related asset.

The accounting policies of our business segments are the same as those described in our summary of significant accounting policies as disclosed in our 2011 Form 10-K. The only significant intersegment transactions relate to interest on intercompany balances. We account for interest on those arrangements as if they were third-party transactions (i.e., at current market rates), and we include the elimination of that activity in the results of the C&F Group.

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

United States

A summary of our U.S. claim activity is as follows:

	Three Months Ended March 31,
	2012	2011
Number of Claims by period:
Open claims at beginning of period	124,540	124,420
New claims	1,160	1,280
Claims resolved	(1,420)	(2,120)

Open claims at end of period	124,280	123,580

We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through the first quarter of 2027. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

United States Asbestos	March 31, 2012	December 31, 2011
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$42,203	$43,677
Asbestos-related insurance recovery receivable	122,132	131,007

Total asbestos-related assets	$164,335	$174,684

Asbestos-related liabilities recorded within:
Accrued expenses	$44,875	$50,900
Asbestos-related liability	236,140	243,400

Total asbestos-related liabilities	$281,015	$294,300

Liability balance by claim category:
Open claims	$54,910	$56,700
Future unasserted claims	226,105	237,600

Total asbestos-related liabilities	$281,015	$294,300

We have worked with Analysis, Research & Planning Corporation, or ARPC, nationally recognized consultants in the U.S. with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at each year-end based on a forecast for the next 15 years. Each year we have recorded our estimated asbestos liability at a level consistent with ARPC’s reasonable best estimate. Our estimated asbestos liability decreased during the first three months of 2012 as a result of indemnity and defense cost payments totaling approximately $15,300, partially offset by an increase of $2,000 related to the accrual of our rolling 15-year asbestos-related liability estimate. The total asbestos-related liabilities are comprised of our estimates for our liability relating to open (outstanding) claims being valued and our liability for future unasserted claims through the first quarter of 2027.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type – mesothelioma, lung cancer and non-malignancies – and the breakdown of known and future claims into disease type – mesothelioma, lung cancer or non-malignancies, as well as other factors. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through the first quarter of 2027, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after the first quarter of 2027, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after the first quarter of 2027.

Through March 31, 2012, total cumulative indemnity costs paid, prior to insurance recoveries, were approximately $774,100 and total cumulative defense costs paid were approximately $373,400, or approximately 33% of total defense and indemnity costs. The overall historic average combined indemnity and defense cost per resolved claim through March 31, 2012 has been approximately $3.1. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.

Over the last several years, certain of our subsidiaries have entered into settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. During the first three months of 2011, our subsidiaries reached agreements with certain of their insurers to settle their disputed asbestos-related insurance coverage. As a result of these settlements, we increased our asbestos-related insurance asset and recorded settlement gains. Please see the table below for a breakout of the gains by period.

Asbestos-related assets under executed settlement agreements with insurers due in the next 12 months are recorded within accounts and notes receivable-other and amounts due beyond 12 months are recorded within asbestos-related insurance recovery receivable. Asbestos-related insurance recovery receivable also includes our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through the first quarter of 2027. Our asbestos-related assets have not been discounted for the time value of money.

Our insurance recoveries may be limited by future insolvencies among our insurers. Other than receivables related to bankruptcy court-approved settlements during liquidation proceedings, we have not assumed recovery in the estimate of our asbestos-related insurance asset from any of our currently insolvent insurers. We have considered the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. As of March 31, 2012 and December 31, 2011, we have not recorded an allowance for uncollectible balances against our asbestos-related insurance assets. We write-off receivables from insurers that have become insolvent; there have been no such write-offs during the three months ended March 31, 2012 and 2011. During 2011, we reached an agreement with an insurer that was under bankruptcy liquidation and for which we had written-off our receivable prior to 2011. The asset awarded under the bankruptcy liquidation for this insurer was $4,500 and was included in our asbestos-related assets as of March 31, 2012 and December 31, 2011. Other insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. If we fail to realize the expected insurance recoveries, or experience delays in receiving material amounts from our insurers, our business, financial condition, results of operations and cash flows could be materially adversely affected.

The following table summarizes our net asbestos-related provision:

	Three Months Ended March 31,
	2012	2011
Provision for revaluation	$1,997	$2,000
Gain on the settlement of coverage litigation	-	(1,600)

Net asbestos-related provision	$1,997	$400

Our net asbestos-related provision is the result of our revaluation of our asbestos liability and related asset resulting from adjustments for actual settlement experience different from our estimates and the accrual of our rolling 15-year asbestos liability estimate, partially offset by gains on the settlement of coverage litigation with asbestos insurance carriers.

The following table summarizes our approximate asbestos-related payments and insurance proceeds:

	Three Months Ended March 31,
	2012	2011
Asbestos litigation, defense and case resolution payments	$15,300	$21,600
Insurance proceeds	(10,500)	(9,100)

Net asbestos-related payments	$4,800	$12,500

We expect to have net cash outflows of $7,400 during the full year 2012 as a result of asbestos liability indemnity and defense payments in excess of insurance settlement proceeds. This estimate assumes no additional settlements with insurance companies and no elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.

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

Based on our December 31, 2011 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $47,700 and the impact on expense would be dependent upon available additional insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge on our consolidated statement of operations of approximately 80% of the increase in the liability. Long-term cash flows would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries will decline.

United Kingdom

Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 1,003 claims have been brought against our U.K. subsidiaries, of which 300 remained open as of March 31, 2012. None of the settled claims have resulted in material costs to us.

The following table summarizes our asbestos-related liabilities and assets for our U.K. subsidiaries based on open (outstanding) claims and our estimate for future unasserted claims through the first quarter of 2027:

	March 31, 2012	December 31, 2011
United Kingdom Asbestos
Asbestos-related assets:
Accounts and notes receivable-other	$2,770	$2,677
Asbestos-related insurance recovery receivable	26,114	26,120

Total asbestos-related assets	$28,884	$28,797

Asbestos-related liabilities:
Accrued expenses	$2,770	$2,677
Asbestos-related liability	26,114	26,120

Total asbestos-related liabilities	$28,884	$28,797

Liability balance by claim category:
Open claims	$7,393	$8,030
Future unasserted claims	21,491	20,767

Total asbestos-related liabilities	$28,884	$28,797

The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability and related asset recorded in the U.K. would be approximately $42,500.

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

Due to the inherent commercial, legal and technical uncertainties underlying the estimation of our project claims, the amounts ultimately realized or paid by us could differ materially from the balances, if any, included in our financial statements, which could result in additional material charges against earnings, and which could also materially adversely impact our financial condition and cash flows.

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

With regard to the foregoing, the waste-to-energy facility operated by our Camden County Energy Recovery Associates, LP (“CCERA”) project subsidiary is subject to certain revisions to New Jersey’s mercury air emission regulations. The revisions made CCERA’s mercury control requirements more stringent, especially when the last phase of the revisions became effective on January 3, 2012. CCERA’s management believes that the data generated during stack testing in 2011 and the several prior years tends to indicate that the facility will be able to comply with even the most stringent of the regulatory revisions without installing additional control equipment. Estimates of the cost of installing the additional control equipment are approximately $30,000 based on our last assessment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in thousands of dollars, except share data and per share amounts)

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and results of operations for the periods indicated below. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2011, which we refer to as our 2011 Form 10-K.

Safe Harbor Statement

This management’s discussion and analysis of financial condition and results of operations, other sections of this quarterly report on Form 10-Q and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler AG and the various industries within which we operate. These include statements regarding our expectations about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described in Part I, Item 1A, “Risk Factors,” in our 2011 Form 10-K, which we filed with the Securities and Exchange Commission, or SEC, on February 23, 2012, and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in proxy statements, quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K filed or furnished with the SEC.

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

Summary Financial Results for the Three Months Ended March 31, 2012

Our summary financial results for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Consolidated Statement of Operations Data:
Operating revenues (1)	$933,096	$1,036,252
Contract profit(1)	139,332	99,255
Selling, general and administrative expenses (1)	83,281	73,841
Net income attributable to Foster Wheeler AG	40,646	22,971
Earnings per share :
Basic	0.38	0.18
Diluted	0.38	0.18
Net cash (used in)/provided by operating activities(2)	(70,028)	66,503

(1)	Please refer to the section entitled “—Results of Operations” within this Item 2 for further discussion.
(2)	Please refer to the section entitled “—Liquidity and Capital Resources” within this Item 2 for further discussion.

Cash and cash equivalents totaled $648,904 and $718,049 as of March 31, 2012 and December 31, 2011, respectively.

Net income attributable to Foster Wheeler AG increased in the first three months of 2012, compared to the same period of 2011, primarily driven by the pre-tax increase in contract profit of $40,100, partially offset by the pre-tax impact related to increased sales pursuit costs of $6,100 and decreased equity earnings of $5,300.

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

In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and we believe that this long-term demand will continue to stimulate investment by our clients in new, expanded and upgraded facilities. The engineering and construction industry has been negatively impacted since 2008 by the global economic downturn, which has resulted in intense competition among engineering and construction contractors and pricing pressure for contracts awarded. We are now seeing clients developing new projects and reactivating planned projects that had previously been placed on hold. Some of these clients have been releasing, and continue to release, tranches of work on a piecemeal basis, conducting further analysis before deciding to proceed with their investments or reevaluating the size, timing or configuration of specific planned projects. Our clients plan their investments on long-term time horizons. We believe that global demand for energy, chemicals and pharmaceuticals will continue to grow over the long-term and that clients will continue to invest in new and upgraded capacity to meet that demand.

The challenges and drivers for our Global E&C Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global E&C Group-Overview of Segment,” within this Item 7.

We believe that there will be sustained demand for the products and services of our Global Power Group, with opportunities in Asia, the Middle East and South America driven by growing electricity demand and industrial production in these regions. However, a number of constraining market factors continue to impact the markets that we serve. These factors include political and environmental sensitivity regarding coal-fired steam generators, as well as the outlook for continued lower natural gas pricing over the next three to five years, which have increased the attractiveness of natural gas, in relation to coal, for the generation of electricity. These factors may continue in the future. The challenges and drivers for our Global Power Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global Power Group-Overview of Segment,” within this Item 2.

There is potential downside risk to global economic growth driven primarily by sovereign debt and bank funding pressures in the Eurozone, the speed at which governmental efforts directed at spending and debt reduction are being implemented and geopolitical oil supply risks, which could impact global economic growth through a significant rise in oil prices. If these risks materialize, both of our business groups could be impacted.

New Orders and Backlog of Unfilled Orders

The tables below summarize our new orders and backlog of unfilled orders by period:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
New orders, measured in future revenues:
Global E&C Group*	$672,600	$1,052,100	$719,800
Global Power Group	161,700	462,200	143,700

Total*	$834,300	$1,514,300	$863,500

* Balances include the following Global E&C Group flow-through revenues, as defined in the section entitled
“—Resultsof Operations-Operating Revenues” within this Item 2 :	$301,600	$676,300	$338,400

Please refer to the section entitled “—Backlog and New Orders” within this Item 2 for further detail.

Results of Operations

Operating Revenues

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Global E&C Group	$670,873	$823,743	$(152,870)	(18.6)%
Global Power Group	262,223	212,509	49,714	23.4%

Total	$933,096	$1,036,252	$(103,156)	(10.0)%

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

Our operating revenues by geographic region, based upon where our projects are being executed, for the three months ended March 31, 2012 and 2011, were as follows:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Africa	$22,752	$54,920	$(32,168)	(58.6)%
Asia	214,914	188,315	26,599	14.1%
Australasia and other*	190,758	240,021	(49,263)	(20.5)%
Europe	218,777	187,628	31,149	16.6%
Middle East	48,284	69,833	(21,549)	(30.9)%
North America	158,491	233,618	(75,127)	(32.2)%
South America	79,120	61,917	17,203	27.8%

Total	$933,096	$1,036,252	$(103,156)	(10.0)%

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

Our operating revenues decreased in the three months ended March 31, 2012, compared to the same period in 2011, which includes decreased flow-through revenues of $159,300, as described below. Excluding the impact of the change in flow-through revenues and currency fluctuations, our operating revenues increased 13% in the three months ended March 31, 2012, compared to the same period in 2011. The increase in operating revenues, excluding flow-through revenues and currency fluctuations, during the first three months of 2012 was the result of increased operating revenues in both our Global E&C Group and our Global Power Group.

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

Contract Profit

Three Months Ended March 31,
2012	2011	$ Change	% Change
$ 139,332	$ 99,255	$ 40,077	40.4%

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

Contract profit increased during the three months ended March 31, 2012, compared to the same period in 2011. The increase was the result of increased contract profit by both our Global E&C Group and our Global Power Group.

Please refer to the section entitled “—Business Segments,” within this Item 2, for further information related to contract profit for both of our operating groups.

Selling, General and Administrative (SG&A) Expenses

Three Months Ended March 31,
2012	2011	$ Change	% Change
$ 83,281	$ 73,841	$ 9,440	12.8%

SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.

SG&A expenses increased in the first three months of 2012, compared to the same period in 2011, primarily as a result of increased sales pursuit costs of $6,100 and general overhead costs of $3,300, while research and development costs were relatively unchanged.

Other Income, net

Three Months Ended March 31,
2012	2011	$ Change	% Change
$ 8,184	$ 14,266	$ (6,082)	(42.6)%

Other income, net in the three months ended March 31, 2012 consisted primarily of equity earnings of $7,000 generated from our investments, primarily from our ownership interests in build, own and operate projects in Chile and Italy. Our equity earnings from our Global Power Group’s project in Chile were $7,300, while our Global E&C Group’s projects in Italy experienced an equity loss of $400, during the three months ended March 31, 2012.

Other income, net decreased in the first three months of 2012, compared to the same period in 2011, primarily driven by decreased equity earnings in our Global E&C Group’s projects in Italy of $3,000 and decreased equity earnings in our Global Power Group’s project in Chile of $2,600.

For further information related to our equity earnings, please refer to the sections within this Item 2 entitled “—Business Segments-Global Power Group” for our Global Power Group’s project in Chile and “—Business Segments-Global E&C Group” for our Global E&C Group’s projects in Italy, as well as Note 3 to the consolidated financial statements in this quarterly report on Form 10-Q.

Other Deductions, net

Three Months Ended March 31,
2012	2011	$ Change	% Change
$ 4,064	$ 6,117	$ (2,053)	(33.6)%

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

Other deductions, net in the first three months of 2012 consisted primarily of legal fees of $4,000, bank fees of $800, penalties on unrecognized tax benefits of $400 and consulting fees of $300, partially offset by a net foreign exchange transaction gain of $2,500. The decrease in other deductions, net in the first three months of 2012, compared to the same period in 2011, was primarily the result of a favorable impact of $1,800 related to the change in net foreign exchange transaction gains and losses.

Net foreign exchange transaction gains and losses were primarily driven by exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.

Interest Income

Three Months Ended March 31,
2012	2011	$ Change	% Change
$ 3,169	$ 3,275	$ (106)	(3.2)%

Interest income decreased in the three months ended March 31, 2012, compared to the same period in 2011, primarily as a result of lower average cash and cash equivalents balances, partially offset by higher investment yields on cash and cash equivalents balances.

Interest Expense

Three Months Ended March 31,
2012	2011	$ Change	% Change
$ 3,416	$ 3,879	$ (463)	(11.9)%

Interest expense decreased in the three months ended March 31, 2012, compared to the same period in 2011, primarily as a result of the favorable impact from decreased average borrowings, excluding foreign currency translation effects.

Net Asbestos-Related Provision

Three Months Ended March 31,
2012	2011	$ Change	% Change
$ 1,997	$ 400	$ 1,597	N/M

N/M - Not meaningful.

The increase in the net asbestos-related provision in the first three months of 2012, compared to the same period in 2011, primarily resulted from the unfavorable impact of the inclusion of a gain on the settlement of coverage litigation with asbestos insurance carriers of $1,600 recognized during the first three months of 2011.

Provision for Income Taxes

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Provision for income taxes	$14,884	$7,283	$7,601	104.4%
Effective Tax Rate	25.7%	22.4%

The tax provision for each year-to-date period is calculated by multiplying pre-tax income by the estimated annual effective tax rate for such period. Although we are a Swiss corporation, our shares are exclusively traded on a U.S. exchange; therefore, we reconcile our effective tax rate to the U.S. federal statutory rate of 35% to facilitate meaningful comparison with peer companies in the U.S. capital markets. Our effective tax rate can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of income taxed in various non-U.S. jurisdictions with rates different from the U.S. statutory rate, as a result of our inability to recognize a tax benefit for losses generated by certain unprofitable operations and as a result of the varying mix of income earned in the jurisdictions in which we operate. In addition, our deferred tax assets are reduced by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of loss carryforwards (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pre-tax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate. Conversely, in periods when operating units subject to a valuation allowance generate pre-tax losses, the corresponding increase in the valuation allowance has an unfavorable impact on our effective tax rate.

Effective Tax Rate for 2012

Our effective tax rate for the first three months of 2012 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which is expected to contribute to an approximate 16-percentage point reduction in our effective tax rate for the full year 2012.

•

A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which is expected to contribute to an approximate three-percentage point increase in our effective tax rate for the full year 2012.

Effective Tax Rate for 2011

Our effective tax rate for the first three months of 2011 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•	Income earned in tax jurisdictions with tax rates lower than the U.S. statutory rate, which contributed to an approximate 14-percentage point reduction in our effective tax rate.
•	A valuation allowance increase because we were unable to recognize a tax benefit for year-to-date losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.).
•	Discrete items, including, primarily, changes in judgment regarding unrecognized tax benefits and certain adjustments to deferred taxes and taxes payable for prior years.

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

Net Income Attributable to Noncontrolling Interests

Three Months Ended March 31,
2012	2011	$ Change	% Change
$ 2,397	$ 2,305	$ 92	4.0%

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

Net income attributable to noncontrolling interests was relatively unchanged during the first three months of 2012, compared to the same period in 2011, which included the net result of an increase in net income from our subsidiary in Poland, offset by a decrease in net income from our subsidiary in Martinez, California.

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

Three Months Ended March 31,
2012	2011	$ Change	% Change
$ 71,966	$ 46,804	$ 25,162	53.8%

EBITDA increased in the first three months of 2012, compared to the same period in 2011, primarily driven by increased contract profit of $40,100, partially offset by increased sales pursuit costs of $6,100 and decreased equity earnings of $5,300.

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

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below.

	Three Months Ended March 31,
	2012	2011
EBITDA:
Global E&C Group	$46,928	$41,668
Global Power Group	52,316	26,464
C&F Group *	(27,278)	(21,328)

Total	71,966	46,804

Less: Interest expense	3,416	3,879
Less: Depreciation and amortization	13,020	12,671
Less: Provision for income taxes	14,884	7,283

Net income attributable to Foster Wheeler AG	$40,646	$22,971

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

EBITDA in the above table includes the following:

	Three Months Ended March 31,
	2012	2011
Net increase/(decrease) in contract profit from the regular revaluation of final estimated contract profit revisions: (1)
Global E&C Group(2)	$3,800	$800
Global Power Group(2)	10,300	(5,400)

Total(2)	14,100	(4,600)

Net asbestos-related provision in our C&F Group(3)	2,000	400

(1)

Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding changes in our final estimated contract profit.

(2)

The changes in final estimated contract profit revisions for our Global Power Group were increased during the three months ended March 31, 2012 for a favorable settlement with a subcontractor of approximately $6,900. The changes in final estimated contract profit revisions during the three months ended March 31, 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling approximately $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of approximately $3,200 and $4,600, respectively. The corrections were recorded in the first quarter of 2011 and are included in the three months ended March 31, 2011 as they were not material to previously issued financial statements, nor were they material to the full year 2011 financial statements.

(3)	Please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding the revaluation of our asbestos liability and related asset.

The accounting policies of our business segments are the same as those described in our summary of significant accounting policies as disclosed in our 2011 Form 10-K. The only significant intersegment transactions relate to interest on intercompany balances. We account for interest on those arrangements as if they were third-party transactions (i.e., at current market rates), and we include the elimination of that activity in the results of the C&F Group.

Business Segments

Global E&C Group

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Operating revenues	$670,873	$823,743	$(152,870)	(18.6)%

EBITDA	$46,928	$41,668	$5,260	12.6%

Results

Our Global E&C Group’s operating revenues by geographic region for the three months ended March 31, 2012 and 2011, based on location of our projects, were as follows:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Africa	$21,574	$54,920	$(33,346)	(60.7)%
Asia	101,758	118,698	(16,940)	(14.3)%
Australasia and other*	190,758	240,021	(49,263)	(20.5)%
Europe	134,393	113,376	21,017	18.5%
Middle East	45,104	60,931	(15,827)	(26.0)%
North America	105,956	181,337	(75,381)	(41.6)%
South America	71,330	54,460	16,870	31.0%

Total	$670,873	$823,743	$(152,870)	(18.6)%

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

Our Global E&C Group experienced a decrease in operating revenues of 19% in the first three months of 2012, compared to the same period in 2011. The decrease in the period was primarily driven by decreased flow-through revenues of $159,100. Excluding flow-through revenues and foreign currency fluctuations, our Global E&C Group’s operating revenues increased 4% in the first three months of 2012, compared to the same period in 2011. Please refer to the “—Overview of Segment” section below for a discussion of our Global E&C Group’s market outlook.

Our Global E&C Group’s EBITDA increased in the first three months of 2012, compared to the same period in 2011, primarily driven by increased contract profit of $14,200. The increase in contract profit primarily resulted from increased contract profit margins and, to a lesser extent, increased volume of operating revenues, excluding flow-through revenues. The increase in EBITDA also included the unfavorable impact of increased sales pursuit costs of $4,100, driven by increased new proposal activity, and decreased equity earnings from our Global E&C Group’s projects in Italy of $3,000. Our equity loss in the three months ended March 31, 2012 included the impact of a net loss experienced by one of our projects in Italy, which recorded a charge to establish a reserve against its receivable balance for emission rights earned prior to 2012 and experienced decreased earnings as a result of a facility maintenance shutdown during the first three months of 2012.

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

In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and we believe that this long-term demand will continue to stimulate investment by our clients in new, expanded and upgraded facilities. The engineering and construction industry has been negatively impacted since 2008 by the global economic downturn, which has resulted in intense competition among engineering and construction contractors and pricing pressure for contracts awarded.

We are now seeing clients developing new projects and reactivating planned projects that had previously been placed on hold. Some of these clients have been releasing, and continue to release, tranches of work on a piecemeal basis, conducting further analysis before deciding to proceed with their investments or reevaluating the size, timing or configuration of specific planned projects.

Our clients plan their investments based on long-term time horizons. We believe that global demand for energy, chemicals and pharmaceuticals will continue to grow over the long-term and that clients will continue to invest in new and upgraded capacity to meet that demand.

There is potential downside risk to global economic growth driven primarily by sovereign debt and bank funding pressures in the Eurozone, the speed at which governmental efforts directed at spending and debt reduction are being implemented and geopolitical oil supply risks, which could impact global economic growth through a significant rise in oil prices. If these risks materialize, our Global E&C Group could be impacted.

We have continued to be successful in booking contracts of varying types and sizes in our key end markets, including a strategic worldwide umbrella agreement from a global chemicals company for engineering, procurement and construction management, or EPCm, project management, consulting and construction services, an EPCm contract for the revamp of a hydrodesulfurization unit at a European refinery, a project management consultancy contract, or PMC, for a refinery revamp in Asia, a basic design and front-end engineering design contract for a new liquefied natural gas receiving terminal in Central America, an EPCm contract for a cogeneration facility at a European refinery, additional work under an existing contract for a cogeneration facility at a European chemicals facility, a PMC contract for a new chemicals facility in the Middle East, an engineering and procurement contract for a refinery upgrade in Asia, an engineering contract for work on a copper smelter in South America, and a PMC award for a power project in Europe.

Our success in this regard is a reflection of our safety performance, technical expertise, our project execution performance, our long-term relationships with clients, and our selective approach in pursuit of new prospects where we believe we have significant differentiators.

Global Power Group

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Operating revenues	$262,223	$212,509	$49,714	23.4%

EBITDA	$52,316	$26,464	$25,852	97.7%

Results

Our Global Power Group’s operating revenues by geographic region for the three months ended March 31, 2012 and 2011, based on location of our projects, were as follows:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Africa	$1,178	$-	$1,178	N/M
Asia	113,156	69,617	43,539	62.5%
Europe	84,384	74,252	10,132	13.6%
Middle East	3,180	8,902	(5,722)	(64.3)%
North America	52,535	52,281	254	0.5%
South America	7,790	7,457	333	4.5%

Total	$262,223	$212,509	$49,714	23.4%

N/M — Not meaningful.

Our Global Power Group experienced increased operating revenues in the first three months of 2012, compared to the same period in 2011. The increase was primarily attributable to an increased volume of business, partially offset by an unfavorable impact from foreign currency fluctuations. Excluding foreign currency fluctuations, our Global Power Group’s operating revenues increased 28% in the first three months of 2012, compared to the same period in 2011. Please refer to the “—Overview of Segment” section below for a discussion of our Global Power Group’s market outlook.

Our Global Power Group’s EBITDA increased significantly in the first three months of 2012, compared to the same period in 2011, primarily driven by increased contract profit of $25,900. The increase in contract profit primarily resulted from increased volume of operating revenues and contract profit margins. The increase in EBITDA included the favorable impact of a settlement with a subcontractor of approximately $6,900 during the first three months of 2012 and the favorable impact of the inclusion of an out-of-period correction recorded in the first three months of 2011 for a reduction of final estimated profit of approximately $4,600, both of which are discussed in the preceding section within this Item 2 entitled “—Results of Operations-EBITDA”. The increase in EBITDA also included the unfavorable impact of decreased equity earnings from our Global Power Group’s project in Chile of $2,600. Please see below for further discussion.

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

Our equity earnings from our project in Chile were $7,300 and $9,900 in the first three months of 2012 and 2011, respectively. The decrease in equity earnings in the three months ended March 31, 2012, compared to the same period in 2011, included the impact of lower marginal rates in 2012 for electrical power generation.

Overview of Segment

Our Global Power Group designs, manufactures and erects steam generators and auxiliary equipment for electric power generating stations, district heating and power plants and industrial facilities worldwide. Our competitive differentiation in serving these markets is the ability of our products to cleanly and efficiently burn a wide range of fuels, singularly or in combination. In particular, our circulating fluidized-bed, which we refer to as CFB, steam generators are able to burn coals of varying quality, as well as petroleum coke, lignite, municipal waste, waste wood, biomass, and numerous other materials. Among these fuel sources, coal is the most widely used, and thus the market drivers and constraints associated with coal strongly affect the steam generator market and our Global Power Group’s business. Additionally, our Global Power Group owns and operates a waste-to-energy facility; holds a controlling interest and operates a combined-cycle gas turbine facility; owns a noncontrolling interest in a petcoke-fired CFB facility for refinery steam and power generation; and operates a university cogeneration power facility for steam/electric generation.

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

We believe that there will be sustained demand for the products and services of our Global Power Group, with opportunities in Asia, the Middle East and South America driven by growing electricity demand and industrial production in these regions.

A number of constraining market factors continue to impact the markets that we serve. Political and environmental sensitivity regarding coal-fired steam generators continues to cause prospective projects utilizing coal as their primary fuel to be postponed or cancelled as clients experience difficulty in obtaining the required environmental permits or decide to wait for additional clarity regarding governmental regulations. The sensitivity has been especially pronounced in the U.S. and Western Europe and with the concern that coal-fired steam generators, relative to alternative fuel sources, contribute more toward global warming through the discharge of greenhouse gas emissions into the atmosphere. The outlook for continued lower natural gas pricing over the next three to five years, driven by increasing supply and new liquefied natural gas capacity, has increased the attractiveness of natural gas, in relation to coal, for the generation of electricity. In addition, the constraints on the global credit market may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. These factors could negatively impact investment in the power sector, which in turn could negatively impact our Global Power Group’s business.

There is potential downside risk to global economic growth driven primarily by sovereign debt and bank funding pressures in the Eurozone, the speed at which governmental efforts directed at spending and debt reduction are being implemented and geopolitical oil supply risks, which could impact global economic growth through a significant rise in oil prices. If these risks materialize, our Global Power Group could be impacted.

Longer-term, we believe that global demand for electrical energy will continue to grow. We believe that the majority of the growth will be driven by emerging economies and that solid-fuel-fired steam generators will continue to fill a significant portion of the incremental growth in new generating capacity in the emerging economies.

Globally, we see a growing need to repower older coal plants with new, more efficient and cleaner burning coal plants in order to meet environmental, financial and reliability goals set by policy makers in many countries. The fuel flexibility of our CFB steam generators enables them to burn a wide variety of fuels other than coal and to produce carbon-neutral electricity when fired by biomass. In addition, our utility steam generators can be designed to incorporate supercritical steam technology, which we believe significantly improves power plant efficiency and reduces power plant emissions.

We have also received an award for four 550 MWe supercritical CFB steam generators for a power project in South Korea, which is an indication of the successful scale-up of our CFB technology and further advances our CFB supercritical technology with a vertical-tube, once-through design.

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

Recently we were awarded contracts which include the design and supply of a 50 MWe clean burning CFB steam generator for an industrial customer in China and a 35 MW CFB designed to burn 100% biomass in Sweden. The solutions we provide are based on our clients’ varied needs and we believe our success in winning new awards comes from our track record of developing innovative technology to competitively combine reliability with efficiency and achieve environmental goals.

Liquidity and Capital Resources

Cash Flows Activities

Our cash and cash equivalents, short-term investments and restricted cash balances were:

	As of

	March 31, 2012	December 31, 2011	$ Change	% Change

Cash and cash equivalents	$648,904	$718,049	$(69,145)	(9.6)%

Short-term investments	1,334	1,294	40	3.1%

Restricted cash	37,561	44,094	(6,533)	(14.8)%

Total	$687,799	$763,437	$(75,638)	(9.9)%

Total cash and cash equivalents, short-term investments and restricted cash held by our non-U.S. entities as of March 31, 2012 and December 31, 2011 were $578,600 and $630,000, respectively.

During the first three months of 2012, we experienced a decrease in cash and cash equivalents of $69,100, primarily as a result of cash used in operating activities of $70,000. The decrease in cash and cash equivalents also included the net impact of distributions to noncontrolling interests of $11,700 and cash used to repurchase shares and to pay related commissions under our share repurchase program of $11,000, partially offset by a favorable impact related to exchange rate changes on our cash and cash equivalents of $17,900.

Cash Flows from Operating Activities

	Three Months Ended March 31,
	2012	2011	$ Change
Net cash (used in)/provided by operating activities	$(70,028)	$66,503	$(136,531)

Net cash used in operating activities in the first three months of 2012 primarily resulted from cash used for working capital of $122,800, partially offset by cash provided by net income of $64,000, which excludes non-cash charges of $21,000.

The increase in net cash used in operating activities of $136,500 in the first three months of 2012, compared to the same period of 2011, resulted primarily from a decrease in cash related to working capital of $174,300, partially offset by increased cash provided by net income of $34,700.

Working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts and the timing of the related cash receipts. During the first three months of 2012, we used cash to fund working capital, as cash used for services rendered and purchases of materials and equipment exceeded cash receipts from client billings. During the first three months of 2011, we generated cash from the conversion of working capital. During the first three months of 2012 we used cash to fund working capital in both our Global E&C Group and our Global Power Group.

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

Cash Flows from Investing Activities

	Three Months Ended March 31,

	2012	2011	$ Change
Net cash provided by/(used in) investing activities	$5,817	$(15,579)	$21,396

The net cash provided by investing activities in the first three months of 2012 was attributable primarily to a decrease in restricted cash, excluding foreign currency translation effects, of $7,200 and a return of investment from unconsolidated affiliates of $6,100, partially offset by capital expenditures of $7,600.

The net cash used in investing activities in the first three months of 2011 was attributable primarily to capital expenditures of $11,500 and an increase in restricted cash, excluding foreign currency translation effects, of $4,900.

The capital expenditures in the first three months of 2012 and 2011 related primarily to leasehold improvements, information technology equipment and office equipment.

Cash Flows from Financing Activities

	Three Months Ended March 31,

	2012	2011	$ Change
Net cash used in financing activities	$(22,862)	$(29,209)	$6,347

The net cash used in financing activities in the first three months of 2012 was attributable primarily to distributions to noncontrolling interests of $11,700 and cash used to repurchase shares and to pay related commissions under our share repurchase program of $11,000.

The net cash used in financing activities in the first three months of 2011 was attributable primarily to cash used to repurchase shares and to pay related commissions under our share repurchase program of $29,200. Other financing activities included cash provided from exercises of stock options of $9,100, partially offset by distributions to noncontrolling interests of $8,700.

Outlook

Our liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations, changes in working capital activities, unused credit line availability and claim recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling 12-month period. Based on these forecasts, we believe our existing cash balances and forecasted net cash provided by operating activities will be sufficient to fund our operations throughout the next 12 months. Based on these forecasts, our primary cash needs will be working capital, capital expenditures, pension contributions and net asbestos-related payments. We may also use cash for acquisitions, discretionary pension plan contributions or to repurchase our shares under the share repurchase program, as described further below. The majority of our cash balances are invested in short-term interest bearing accounts with maturities of less than three months at creditworthy financial institutions around the world. Further significant deterioration of the current global economic and credit market environment, particularly in the Eurozone countries, could challenge our efforts to maintain our well-diversified asset allocation with creditworthy financial institutions and/or unfavorably impact our liquidity and financial statements. We will continue to monitor the global economic environment, particularly in those countries where we have operations or assets. We continue to consider investing some of our cash in longer-term investment opportunities, including the acquisition of other entities or operations in the engineering and construction industry or power industry and/or the reduction of certain liabilities, such as unfunded pension liabilities.

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

Our net asbestos-related payments are the result of asbestos liability indemnity and defense costs payments in excess of insurance settlement proceeds. During the first three months of 2012, we had net asbestos-related cash outflows of approximately $4,800. We expect the 2012 full year net cash outflows to be approximately $7,400. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.

On July 30, 2010, Foster Wheeler AG, Foster Wheeler Ltd., certain of Foster Wheeler Ltd.’s subsidiaries and BNP Paribas, as Administrative Agent, entered into a four-year amendment and restatement of our U.S. senior credit agreement, which we entered into in October 2006. The amended and restated U.S. senior credit agreement, which became an unsecured facility in March 2012 as described below, provides for a facility of $450,000, and includes a provision which permits future incremental increases of up to an aggregate of $225,000 in total additional availability under the facility. The amended and restated U.S. senior credit agreement permits us to issue up to $450,000 in letters of credit under the facility. Letters of credit issued under the amended and restated U.S. senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in our corporate credit rating as reported by Moody’s Investors Service, which we refer to as Moody’s, and/or Standard & Poor’s, which we refer to as S&P. We received a corporate credit rating of BBB- as issued by S&P during the third quarter of 2010, which, under the amended and restated U.S. senior credit agreement, reduces our pricing for letters of credit issued under the agreement. We received a corporate credit rating of Baa3 as issued by Moody’s during the first quarter of 2012, which led to the automatic release and termination of all liens securing our obligations under the agreement. Based on our current credit ratings, letter of credit fees for performance and financial letters of credit issued under the amended and restated U.S. senior credit agreement are 1.000% and 2.000% per annum of the outstanding amount, respectively, excluding fronting fees. We also have the option to use up to $100,000 of the $450,000 for revolving borrowings at a rate equal to adjusted LIBOR, as defined in the agreement, plus 2.000%, subject also to the performance pricing noted above.

Prior to becoming an unsecured facility in March 2012, our amended and restated U.S. senior credit agreement required that the assets and/or stock of certain of our subsidiaries be held as collateral.

We had approximately $253,700 and $225,600 of letters of credit outstanding under our U.S. senior credit agreement as of March 31, 2012 and December 31, 2011, respectively. There were no funded borrowings under our U.S. senior credit agreement outstanding as of March 31, 2012 and December 31, 2011. Based on our current operating plans and cash forecasts, we do not intend to borrow under our U.S. senior credit facility over the next 12 months. Please refer to Note 5 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.

On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our unconsolidated affiliate’s facility in Chile. As a result of the damage, the project’s facility suspended normal operating activities on that date and subsequently filed claims with its insurance carrier for property damage and business interruption recoveries. Based on the assessments and cost estimate, as well as correspondence received from the insurance carrier, we expect the property damage and business interruption insurance recoveries to be sufficient to cover the costs of repairing the facility and to substantially compensate our unconsolidated affiliate for the loss of profits while the facility suspended normal operating activities. Our unconsolidated affiliate’s receivable related to the remaining balance under its property damage and business interruption insurance recovery assessment was approximately $67,700 as of March 31, 2012. The facility achieved normal operating activities in the third quarter of 2011.

We are not required to make any mandatory contributions to our U.S. pension plans in 2011 based on the minimum statutory funding requirements. We made mandatory contributions totaling approximately $5,600 to our non-U.S. pension plans during the first three months of 2012. Based on the minimum statutory funding requirements for 2012, we expect to make mandatory contributions totaling approximately $21,900 to our non-U.S. pension plans for the full year. Additionally, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during 2012.

On September 12, 2008, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $750,000 of our outstanding shares and the designation of the repurchased shares for cancellation. On November 4, 2010, our Board of Directors proposed an increase to our share repurchase program of $335,000, which was approved by our shareholders at an extraordinary general meeting on February 24, 2011. On February 22, 2012, our Board of Directors proposed an additional increase to our share repurchase program of approximately $419,400, which was approved by our shareholders at our 2012 annual general meeting on May 1, 2012.

Based on the aggregate share repurchases under our program through March 31, 2012, we were authorized to repurchase up to an additional $80,600 of our outstanding shares, prior to our May 1, 2012 share repurchase authorization increase noted above. Under Swiss law, the repurchase of shares in excess of 10% of the company’s share capital must be approved in advance by the company’s shareholders. As of May 1, 2012, we were authorized to repurchase up to $500,000 of our outstanding shares, based on the additional increase to our share repurchase program approved by our shareholders at our 2012 annual general meeting. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Through March 31, 2012, we have repurchased 40,215,749 shares for an aggregate cost of approximately $1,004,400 since the inception of the repurchase program announced on September 12, 2008. We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other privately negotiated transactions pursuant to our share repurchase program. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans. For further information, please refer to Part II, Item 2 of this quarterly report on Form 10-Q.

We have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends. Our current U.S. senior credit agreement contains limitations on cash dividend payments as well as other restricted payments.

Off-Balance Sheet Arrangements

We own several noncontrolling interests in power projects in Chile and Italy. Certain of the projects have third-party debt that is not consolidated in our balance sheet. We have also issued certain guarantees our project in Chile. Please refer to Note 3 to the consolidated financial statements in this quarterly report on Form 10-Q for further information related to these projects.

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

New Orders, Measured in Terms of Future Revenues

	Three Months Ended

	March 31, 2012			March 31, 2011
	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total

By Project Location:
North America	$53,300	$40,600	$93,900	$84,000	$82,600	$166,600
South America	71,100	7,500	78,600	69,100	3,900	73,000
Europe	213,400	79,700	293,100	150,500	31,100	181,600
Asia	100,900	33,800	134,700	84,200	12,400	96,600
Middle East	45,200	100	45,300	26,200	8,000	34,200
Africa	13,000	-	13,000	47,500	5,700	53,200
Australasia and other*	175,700	-	175,700	258,300	-	258,300

Total	$672,600	$161,700	$834,300	$719,800	$143,700	$863,500

By Industry:
Power generation	$27,000	$138,100	$165,100	$3,300	$121,800	$125,100
Oil refining	308,800	-	308,800	323,900	-	323,900
Pharmaceutical	14,900	-	14,900	7,900	-	7,900
Oil and gas	206,600	-	206,600	276,500	-	276,500
Chemical/petrochemical	97,900	-	97,900	87,600	-	87,600
Power plant operation and maintenance	5,700	23,600	29,300	5,200	21,900	27,100
Environmental	3,400	-	3,400	1,600	-	1,600
Other, net of eliminations	8,300	-	8,300	13,800	-	13,800

Total	$672,600	$161,700	$834,300	$719,800	$143,700	$863,500

* Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

Backlog, Measured in Terms of Future Revenues

	As of March 31, 2012						As of December 31, 2011
	Global E&C Group		Global Power Group		Total		Global E&C Group		Global Power Group		Total

By Contract Type:
Lump-sum turnkey	$	-	$	184,200	$	184,200	$	-	$	164,300	$	164,300
Other fixed-price		523,100		910,700		1,433,800		515,400		997,200		1,512,600
Reimbursable		1,927,700		44,700		1,972,400		1,904,800		44,400		1,949,200

Total	$	2,450,800	$	1,139,600	$	3,590,400	$	2,420,200	$	1,205,900	$	3,626,100

By Project Location:
North America	$	427,800	$	204,100	$	631,900	$	483,200	$	217,400	$	700,600
South America		338,200		27,000		365,200		328,100		25,500		353,600
Europe		735,300		251,800		987,100		637,100		234,500		871,600
Asia		357,300		643,500		1,000,800		413,300		711,100		1,124,400
Middle East		323,900		11,900		335,800		275,700		15,000		290,700
Africa		100,800		1,300		102,100		104,700		2,400		107,100
Australasia and other*		167,500		-		167,500		178,100		-		178,100

Total	$	2,450,800	$	1,139,600	$	3,590,400	$	2,420,200	$	1,205,900	$	3,626,100

By Industry:
Power generation	$	325,500	$	1,023,700	$	1,349,200	$	304,000	$	1,090,000	$	1,394,000
Oil refining		1,459,900		-		1,459,900		1,468,400		-		1,468,400
Pharmaceutical		28,400		-		28,400		28,200		-		28,200
Oil and gas		289,000		-		289,000		303,600		-		303,600
Chemical/petrochemical		326,200		-		326,200		287,900		-		287,900
Power plant operations and maintenance		-		115,900		115,900		-		115,900		115,900
Environmental		4,800		-		4,800		3,600		-		3,600
Other, net of eliminations		17,000		-		17,000		24,500		-		24,500

Total	$	2,450,800	$	1,139,600	$	3,590,400	$	2,420,200	$	1,205,900	$	3,626,100

Backlog, measured in terms of Foster Wheeler Scope	$	1,397,200	$	1,130,100	$	2,527,300	$	1,365,900	$	1,196,400	$	2,562,300

E & C Man-hours in Backlog (in thousands)		10,900				10,900		11,600				11,600

* Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in increases of $83,800 and $62,000, respectively, as of March 31, 2012 compared to December 31, 2011.

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

Application of Critical Accounting Estimates

Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Management and the Audit Committee of our Board of Directors approve the critical accounting policies. A full discussion of our critical accounting policies and estimates is included in our annual report on Form 10-K for the year ended December 31, 2011. We did not have a significant change to the application of our critical accounting policies and estimates during the first three months of 2012.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first three months of 2012, there were no material changes in the market risks as described in our annual report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.

ITEM 1A. RISK FACTORS

Information regarding our risk factors appears in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2011, which we filed with the SEC on February 23, 2012. There have been no material changes in those risk factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers (amounts in thousands of dollars, except share data and per share amounts).

On September 12, 2008, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $750,000 of our outstanding shares and the designation of the repurchased shares for cancellation. On November 4, 2010, our Board of Directors proposed an increase to our share repurchase program of $335,000, which was approved by our shareholders at an extraordinary general meeting on February 24, 2011. On February 22, 2012, our Board of Directors proposed an additional increase to our share repurchase program of approximately $419,398, which was approved by our shareholders at our 2012 annual general meeting on May 1, 2012. Under Swiss law, the repurchase of shares in excess of 10% of the company’s share capital must be approved in advance by the company’s shareholders. As of the May 1, 2012 increase, we were authorized to repurchase up to $500,000 of our outstanding shares.

For further information related to our share repurchase program and the cancellation of shares under Swiss law, please refer to Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q.

The following table provides information with respect to purchases under our share repurchase program during the first quarter of 2012.

Fiscal Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 through January 31, 2012	564,100	$19.40	564,100
February 1, 2012 through February 29, 2012	-	-	-
March 1, 2012 through March 31, 2012	-	-	-

Total	564,100	$19.40	564,100	(2)	$80,602

(1) During the first quarter of 2012, we repurchased an aggregate of 564,100 shares in open market transactions pursuant to our share repurchase program. We were authorized to repurchase up to an additional $80,602 of our outstanding shares as of March 31, 2012. As of the May 1, 2012 increase, we were authorized to repurchase up to $500,000 of our outstanding shares. The repurchase program has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase program.

(2) As of March 31, 2012, an aggregate of 40,215,749 shares were purchased for a total of $1,004,398 since the inception of the repurchase program announced on September 12, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit	Exhibits
No.

10.1*	Third Amendment to the Employment Agreement between Foster Wheeler Inc. and Franco Baseotto, dated as of March 14, 2012.
10.2*	Fourth Amendment to the Employment Agreement between Foster Wheeler Inc. and Rakesh K. Jindal, dated as of March 14, 2012.
23.1	Consent of Analysis, Research & Planning Corporation.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

  * Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG

(Registrant)

Date: May 2, 2012	/s/ J. KENT MASTERS
J. KENT MASTERS
CHIEF EXECUTIVE OFFICER

Date: May 2, 2012	/s/ FRANCO BASEOTTO
FRANCO BASEOTTO
EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER