Form 10-Q
period 2012-06-30
FOSTER WHEELER AG
filed 2012-07-31
CIK 1130385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 107,867,980 registered shares (CHF 3.00 par value) were outstanding as of July 20, 2012.

FOSTER WHEELER AG

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands of dollars, except per share amounts)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$943,026	$1,183,878	$1,876,122	$2,220,130
Cost of operating revenues	803,475	1,030,266	1,597,239	1,967,263

Contract profit	139,551	153,612	278,883	252,867

Selling, general and administrative expenses	85,427	80,402	168,708	154,243
Other income, net	(10,571)	(21,390)	(18,755)	(35,656)
Other deductions, net	12,274	6,721	16,338	12,838
Interest income	(2,949)	(4,428)	(6,118)	(7,703)
Interest expense	4,249	3,427	7,665	7,306
Net asbestos-related provision	3,713	2,000	5,710	2,400

Income before income taxes	47,408	86,880	105,335	119,439
Provision for income taxes	12,291	19,044	27,175	26,327

Net income	35,117	67,836	78,160	93,112

Less: Net income attributable to noncontrolling interests	4,258	4,527	6,655	6,832

Net income attributable to Foster Wheeler AG	$30,859	$63,309	$71,505	$86,280

Earnings per share (see Note 1):
Basic	$0.29	$0.52	$0.66	$0.70

Diluted	$0.29	$0.52	$0.66	$0.70

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands of dollars)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$35,117	$67,836	$78,160	$93,112

Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	(23,592)	6,992	(9,320)	28,222
Cash flow hedges adjustments, net of tax:
Unrealized (loss)/gain	(521)	(898)	(1,798)	217
Reclassification for losses included in net income	472	888	1,038	1,745

Total cash flow hedges adjustments, net of tax	(49)	(10)	(760)	1,962
Pension and other postretirement benefits adjustments, net of tax:
Net actuarial loss	-	(2,664)	-	(2,664)
Prior service credit	-	35,561	-	35,561
Amortization included in net periodic pension cost	2,886	1,820	5,593	4,085

Total pension and other postretirement benefits adjustments, net of tax	2,886	34,717	5,593	36,982

Other comprehensive (loss)/income, net of tax	(20,755)	41,699	(4,487)	67,166

Comprehensive income	14,362	109,535	73,673	160,278
Less: Comprehensive income attributable to noncontrolling interests	2,701	4,821	6,423	7,279

Comprehensive income attributable to Foster Wheeler AG	$11,661	$104,714	$67,250	$152,999

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands of dollars, except share data and per share amounts)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$767,259	$718,049
Short-term investments	-	1,294
Accounts and notes receivable, net:
Trade	529,690	427,984
Other	87,446	97,495
Contracts in process	212,209	166,648
Prepaid, deferred and refundable income taxes	63,812	62,616
Other current assets	41,397	49,101

Total current assets	1,701,813	1,523,187

Land, buildings and equipment, net	333,519	341,987
Restricted cash	35,384	44,094
Notes and accounts receivable - long-term	6,453	6,210
Investments in and advances to unconsolidated affiliates	193,474	211,109
Goodwill	110,904	112,120
Other intangible assets, net	67,432	74,386
Asbestos-related insurance recovery receivable	141,952	157,127
Other assets	123,791	118,178
Deferred tax assets	26,404	25,482

TOTAL ASSETS	$2,741,126	$2,613,880

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$12,610	$12,683
Accounts payable	343,758	250,821
Accrued expenses	222,662	237,089
Billings in excess of costs and estimated earnings on uncompleted contracts	571,591	550,746
Income taxes payable	34,821	39,645

Total current liabilities	1,185,442	1,090,984

Long-term debt	127,578	136,428
Deferred tax liabilities	44,502	44,622
Pension, postretirement and other employee benefits	165,253	171,065
Asbestos-related liability	253,713	269,520
Other long-term liabilities	161,748	160,596
Commitments and contingencies

TOTAL LIABILITIES	1,938,236	1,873,215

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	8,369	4,993

TOTAL TEMPORARY EQUITY	8,369	4,993

Equity:
Registered shares:
CHF 3.00 par value; authorized: 187,989,987 shares and 187,847,379 shares, respectively; conditionally authorized: 59,639,130 shares and 59,781,738 shares, respectively; issued: 125,672,031 shares and 125,529,423 shares, respectively; outstanding: 107,867,511 shares and 108,289,003 shares, respectively.	321,646	321,181
Paid-in capital	613,453	606,053
Retained earnings	771,476	699,971
Accumulated other comprehensive loss	(534,323)	(530,068)
Treasury shares (outstanding: 17,804,520 shares and 17,240,420 shares, respectively)	(420,345)	(409,390)

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	751,907	687,747

Noncontrolling interests	42,614	47,925

TOTAL EQUITY	794,521	735,672

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$2,741,126	$2,613,880

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands of dollars)

(unaudited)

	Registered Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Foster Wheeler AG Shareholders’ Equity	Noncontrolling Interests	Total Equity
Six Months Ended June 30, 2011:
Balance at December 31, 2010	$334,052	$659,739 $	537,588	$(464,504)	$(99,182)	$967,693	$47,656	$1,015,349
Net income	-	-	86,280	-	-	86,280	6,832	93,112
Other comprehensive income, net of tax	-	-	-	66,719	-	66,719	447	67,166
Issuance of registered shares upon exercise of stock options	1,308	9,444	-	-	-	10,752	-	10,752
Issuance of registered shares upon vesting of restricted awards	357	(357)	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(8,672)	(8,672)
Capital contribution from noncontrolling interests	-	-	-	-	-	-	125	125
Share-based compensation expense	-	7,890	-	-	-	7,890	-	7,890
Excess tax benefit related to share-based compensation	-	3	-	-	-	3	-	3
Repurchase of registered shares	-	-	-	-	(160,086)	(160,086)	-	(160,086)

Balance at June 30, 2011	$335,717	$676,719	$623,868	$(397,785)	$(259,268)	$979,251	$46,388	$1,025,639

Six Months Ended June 30, 2012:
Balance at December 31, 2011	$321,181	$606,053	$699,971	$(530,068)	$(409,390)	$687,747	$47,925	$735,672
Net income	-	-	71,505	-	-	71,505	6,655	78,160
Other comprehensive loss, net of tax	-	-	-	(4,255)	-	(4,255)	(232)	(4,487)
Issuance of registered shares upon exercise of stock options	126	477	-	-	-	603	-	603
Issuance of registered shares upon vesting of restricted awards	339	(339)	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(11,734)	(11,734)
Share-based compensation expense	-	7,319	-	-	-	7,319	-	7,319
Excess tax shortfall related to share-based compensation	-	(57)	-	-	-	(57)	-	(57)
Repurchase of registered shares	-	-	-	-	(10,955)	(10,955)	-	(10,955)

Balance at June 30, 2012	$321,646	$613,453	$771,476	$(534,323)	$(420,345)	$751,907	$42,614	$794,521

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands of dollars)

(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$78,160	$93,112
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	25,796	25,177
Net asbestos-related provision	5,710	2,400
Share-based compensation expense	10,694	10,092
Excess tax shortfall/(benefit) related to share-based compensation	57	(3)
Deferred income tax provision/(benefit)	1,830	(4,518)
Gain on sale of assets	(134)	(816)
Dividends, net of equity in earnings of unconsolidated affiliates	10,511	16,152
Changes in assets and liabilities:
(Increase)/decrease in receivables	(107,372)	49,581
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	(22,288)	(25,310)
Increase in accounts payable and accrued expenses	93,758	7,462
Net change in other current assets and liabilities	(1,895)	(5,506)
Net change in other long-term assets and liabilities	(14,283)	(28,859)

Net cash provided by operating activities	80,544	138,964

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	7,854	(12,112)
Capital expenditures	(16,222)	(17,277)
Proceeds from sale of assets	289	1,327
Return of investment from unconsolidated affiliates	6,207	3
Investments in and advances to unconsolidated affiliates	(1,090)	-
Proceeds from sale of short-term investments	1,255	-

Net cash used in investing activities	(1,707)	(28,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	(10,955)	(160,086)
Distributions to noncontrolling interests	(11,734)	(8,672)
Proceeds from capital contribution from noncontrolling interests	-	125
Proceeds from stock options exercised	603	11,772
Excess tax (shortfall)/benefit related to share-based compensation	(57)	3
Repayment of debt and capital lease obligations	(6,474)	(7,225)

Net cash used in financing activities	(28,617)	(164,083)

Effect of exchange rate changes on cash and cash equivalents	(1,010)	33,248

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	49,210	(19,930)
Cash and cash equivalents at beginning of year	718,049	1,057,163

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$767,259	$1,037,233

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Number of separate projects	9	17	17	20

Net increase in contract profit from the regular revaluation of final estimated contract profit revisions	$8,200	$15,800	$31,600	$13,500

The changes in final estimated contract profit revisions for our Global Power Group were increased during the six months ended June 30, 2012 for a favorable settlement with a subcontractor of approximately $6,900 recognized in the first quarter of 2012. The changes in final estimated contract profit revisions during the six months ended June 30, 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling approximately $7,800, which included final estimated profit reductions in our Global Engineering and Construction Group (“Global E&C Group”) and our Global Power Group of approximately $3,200 and $4,600, respectively. The corrections were recorded in the first quarter of 2011 as they were not material to previously issued financial statements, nor were they material to the full year 2011 financial statements.

Please see Note 11 for further information related to changes in final estimated contract profit and the impact on business segment results.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims as additional contract revenue if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. These two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. Our consolidated financial statements included commercial claims of $8,600 and $6,700 as of June 30, 2012 and December 31, 2011, respectively, while substantially all costs had been incurred as of each respective date.

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. Deferred pre-contract costs were inconsequential as of June 30, 2012 and December 31, 2011.

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

Trade Accounts Receivable — Trade accounts receivable represent amounts billed to customers. In accordance with terms under our long-term contracts, our customers may withhold certain percentages of such billings until completion and acceptance of the work performed, which we refer to as retention receivables. Final payment of retention receivables might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, are included in current assets on the consolidated balance sheet. We have not recorded a provision for the outstanding retention receivable balances as of June 30, 2012 and December 31, 2011.

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

As of June 30, 2012 and December 31, 2011, we participated in certain entities determined to be VIEs, including a gas-fired cogeneration facility in Martinez, California and a refinery/electric power generation project in Chile. We consolidate the operations of the Martinez project while we record our participation in the project in Chile on the equity method of accounting.

Please see Note 3 for further information regarding our participation in these projects.

Fair Value Measurements — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, 820-10 defines fair value, establishes a three level fair value hierarchy that prioritizes the inputs used to measure fair value and provides guidance on required disclosures about fair value measurements. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

All treasury shares are carried at cost on the consolidated balance sheet until the cancellation of the shares has been approved by our shareholders and the cancellation is registered with the commercial register of the Canton of Zug in Switzerland. Upon the effectiveness of the cancellation of the shares, the cost of the shares cancelled will be removed from treasury shares on the consolidated balance sheet, the par value of the cancelled shares will be removed from registered shares on the consolidated balance sheet, and the excess of the cost of the treasury shares above par value will be removed from paid-in capital on the consolidated balance sheet.

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

The computations of basic and diluted earnings per share were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to Foster Wheeler AG	$30,859	$63,309	$71,505	$86,280
Basic weighted-average number of shares outstanding	107,840,679	122,331,265	107,807,441	123,499,174
Effect of dilutive securities	2,576	515,740	60,153	637,716

Diluted weighted-average number of shares outstanding	107,843,255	122,847,005	107,867,594	124,136,890

Earnings per share:
Basic	$0.29	$0.52	$0.66	$0.70

Diluted	$0.29	$0.52	$0.66	$0.70

The following table summarizes options and restricted awards not included in the calculation of diluted earnings per share as the assumed proceeds from those options and restricted awards, on a per share basis, were greater than the average share price for the period, which would result in an antidilutive effect on diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options not included in the computation of diluted earnings per share	2,850,267	1,347,442	2,021,500	1,340,549

Restricted awards not included in the computation of diluted earnings per share	930,884	-	-	-

2. Business Combinations

In December 2011, we acquired the stock of Graf-Wulff GmbH, a company based in Germany, for a purchase price of approximately €22,300 (approximately $29,400 at the exchange rate on the date of the acquisition), net of cash acquired. The acquired company designs, manufactures and installs equipment which utilizes circulating dry ash flue gas scrubbing technology for all types of steam generators in the power and industrial sectors. Our consolidated balance sheet as of December 31, 2011 filed in our 2011 Form 10-K included a preliminary purchase price allocation for this acquisition. As a result of finalizing our valuation of net assets acquired, we have increased the goodwill balance as of December 31, 2011 which is presented on our consolidated balance sheet and related financial statement notes for the period and six months ended June 30, 2012. The increase in goodwill was primarily attributable to an increased valuation of billings in excess of costs and estimated earnings on uncompleted contracts and a deferred tax liability related to intangible assets. The purchase price allocation and pro forma impact assuming the acquisition had occurred as of the beginning of 2011 were not significant to our consolidated financial statements. This company’s financial results are included within our Global Power Group business segment.

3. Investments

Investment in Unconsolidated Affiliates

We own a noncontrolling interest in two electric power generation projects, one waste-to-energy project and one wind farm project, which are all located in Italy, and in a refinery/electric power generation project, which is located in Chile. We also own a 50% noncontrolling interest in a project in Italy which generates earnings from royalty payments linked to the price of natural gas. Based on the outstanding equity interests of these entities, we own 41.65% of each of the two electric power generation projects in Italy, 39% of the waste-to-energy project and 50% of the wind farm project. We have a notional 85% equity interest in the project in Chile; however, we are not the primary beneficiary as a result of participation rights held by the minority shareholder. In determining that we are not the primary beneficiary, we considered the minority shareholder’s right to approve activities of the project that most significantly impact the project’s economic performance which include the right to approve or reject the annual financial (capital and operating) budget and the annual operating plan, the right to approve or reject the appointment of the general manager and senior management, and approval rights with respect to capital expenditures beyond those included in the annual budget.

On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our unconsolidated affiliate’s facility in Chile. As a result of the damage, the project’s facility suspended normal operating activities on that date and subsequently filed a claim with its insurance carrier for property damage and business interruption recoveries. Based on the assessments and cost estimate, as well as correspondence received from the insurance carrier, we expect the property damage and business interruption insurance recoveries to be sufficient to cover the costs of repairing the facility and to substantially compensate our unconsolidated affiliate for the loss of profits while the facility suspended normal operating activities. Our unconsolidated affiliate’s receivable related to the remaining balance under their property damage and business interruption insurance recovery assessment was approximately $68,100 as of June 30, 2012, which is included in current assets in the table below. The facility achieved normal operating activities in the third quarter of 2011.

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

We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for these entities (each as a whole) based on where the projects are located:

	June 30, 2012		December 31, 2011
	Italy	Chile	Italy	Chile
Balance Sheet Data:
Current assets	$149,800	$114,256	$168,501	$130,880
Other assets (primarily buildings and equipment)	350,636	103,357	366,414	108,165
Current liabilities	95,272	34,626	82,164	55,590
Other liabilities (primarily long-term debt)	217,172	48,636	232,356	45,105
Net assets	187,992	134,351	220,395	138,350

	Quarter Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Italy	Chile	Italy	Chile	Italy	Chile	Italy	Chile
Income Statement Data:
Total revenues	$45,989	$26,089	$53,307	$27,512	$82,740	$50,890	$82,724	$48,329
Gross profit	12,217	14,776	19,658	17,726	10,452	28,677	31,725	17,855
Income before income taxes	9,717	14,198	16,667	19,699	5,470	28,396	25,923	34,465
Net earnings	5,996	11,571	10,306	13,914	3,647	23,367	15,953	25,728

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

Our consolidated financial statements reflect the following amounts related to our unconsolidated affiliates in Italy and Chile:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Equity in the net earnings of unconsolidated affiliates	$8,911	$15,586	$15,819	$28,079
Distributions from unconsolidated affiliates	$23,145	$33,733	$31,917	$43,410

	June 30, 2012	December 31, 2011
Total investment in unconsolidated affiliates	$176,745	$195,033

Our equity earnings from our projects in Italy were $2,790 and $4,000 in the second quarter of 2012 and 2011, respectively, and were $2,428 and $6,606 in the first six months of 2012 and 2011, respectively. Our equity earnings in the first six months of 2012 were unfavorably impacted by the results of one of our projects in Italy that recorded a charge to establish a reserve against its receivable balance for emission rights earned prior to 2012 and experienced decreased earnings as a result of a facility maintenance shutdown during the first quarter of 2012.

Our equity earnings from our project in Chile were $6,121 and $11,586 in the second quarter of 2012 and 2011, respectively, and were $13,391 and $21,473 in the first six months of 2012 and 2011, respectively. The decrease in equity earnings in the quarter and six months ended June 30, 2012, compared to the same periods in 2011, included the impact of lower marginal rates in 2012 for electrical power generation.

Equity earnings in the quarter and six months ended June 30, 2011 included our equity interest in the after tax estimated recovery under our project in Chile’s business interruption insurance policy, as described above.

We have guaranteed certain performance obligations of our project in Chile. We have a contingent obligation, which is measured annually based on the operating results of our project in Chile for the preceding year and is shared equally with our minority interest partner. We did not have a current payment obligation under this guarantee as of June 30, 2012 or December 31, 2011.

In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that our project in Chile does not generate sufficient cash flows to make such payments. We are required to maintain the debt service reserve letter of credit during the term of our project in Chile’s debt, which matures in 2014. As of June 30, 2012, no amounts have been drawn under this letter of credit and we do not anticipate any amounts being drawn under this letter of credit.

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

Our consolidated financial statements include the following balances related to our project in Chile:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fees for operations and maintenance services (included in operating revenues)	$2,623	$2,660	$5,257	$5,320

	June 30, 2012	December 31, 2011
Receivable from our unconsolidated affiliate in Chile (included in trade receivables)	$9,735	$8,881

We also have guaranteed the performance obligations of our wholly-owned subsidiary under the operations and maintenance agreement governing our project in Chile. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have been paid under the guarantee.

Other Investments

We are the majority equity partner and general partner of a gas-fired cogeneration project in Martinez, California, which we have determined to be a VIE as of June 30, 2012 and December 31, 2011. We were the primary beneficiary of the VIE, since we had the power to direct the activities that most significantly impact the VIE’s performance. These activities include the operations and maintenance of the facilities. Accordingly, as the primary beneficiary of the VIE, we have consolidated this entity. The aggregate net assets of this entity are presented below.

Balance Sheet Data (excluding intercompany balances):	June 30, 2012	December 31, 2011
Current assets	$7,757	$19,328
Other assets (primarily buildings and equipment)	39,851	39,760
Current liabilities	4,854	6,198
Other liabilities	4,335	4,462
Net assets	38,419	48,428

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

	Global E&C Group		Global Power Group
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
U.S.	$39,357	$39,357	$4,266	$4,266
Asia	845	887	-	-
Europe	-	-	66,436	67,610

Total	$40,202	$40,244	$70,702	$71,876

Please see Note 2 for further information regarding an increase to our goodwill balance as of December 31, 2011 related to our Graf-Wulff GmbH purchase price allocation.

The following table sets forth amounts relating to our identifiable intangible assets:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$40,670	$(31,055)	$9,615	$40,920	$(30,237)	$10,683
Trademarks	63,344	(30,075)	33,269	63,711	(29,337)	34,374
Customer relationships, pipeline and backlog	29,523	(10,819)	18,704	30,586	(7,725)	22,861
Technology	6,294	(450)	5,844	6,468	-	6,468

Total	$139,831	$(72,399)	$67,432	$141,685	$(67,299)	$74,386

As of June 30, 2012, the net carrying amounts of our identifiable intangible assets were $54,050 for our Global Power Group and $13,382 for our Global E&C Group. Amortization expense related to identifiable intangible assets is recorded within cost of operating revenues on the consolidated statement of operations.

The following table details amortization expense related to identifiable intangible assets by period:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization expense	$2,530	$1,649	$5,552	$3,297

Approximate full year amortization expense for years:
2012				$9,300
2013				7,800
2014				7,800
2015				7,700
2016				5,300

5. Borrowings

The following table shows the components of our long-term debt:

	June 30, 2012			December 31, 2011
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$2,485	$54,430	$56,915	$2,463	$56,080	$58,543
Special-Purpose Limited Recourse Project Debt:
FW Power S.r.l.	8,213	64,470	72,683	8,308	69,757	78,065
Energia Holdings, LLC at 11.443% interest, due April 15, 2015	1,912	7,395	9,307	1,912	9,308	11,220
Subordinated Robbins Facility Exit Funding Obligations: 1999C Bonds at 7.25% interest, due October 15, 2024	-	1,283	1,283	-	1,283	1,283

Total	$12,610	$127,578	$140,188	$12,683	$136,428	$149,111

Estimated fair value			$159,344			$164,590

U.S. Senior Credit Agreement — On July 30, 2010, Foster Wheeler AG, Foster Wheeler Ltd., certain of Foster Wheeler Ltd.’s subsidiaries and BNP Paribas, as Administrative Agent, entered into a four-year amendment and restatement of our U.S. senior credit agreement, which we entered into in October 2006. The amended and restated U.S. senior credit agreement, which became an unsecured facility in March 2012 as described below, provides for a facility of $450,000, and includes a provision which permits future incremental increases of up to an aggregate of $225,000 in total additional availability under the facility. The amended and restated U.S. senior credit agreement permits us to issue up to $450,000 in letters of credit under the facility. Letters of credit issued under the amended and restated U.S. senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in our corporate credit rating as reported by Moody’s Investors Service, which we refer to as Moody’s, and/or Standard & Poor’s, which we refer to as S&P. We received a corporate credit rating of BBB- as issued by S&P during the third quarter of 2010, which, under the amended and restated U.S. senior credit agreement, reduced our pricing for letters of credit issued under the agreement. We received a corporate credit rating of Baa3 as issued by Moody’s during the first quarter of 2012, which led to the automatic release and termination of all liens securing our obligations under the agreement. Based on our current credit ratings, letter of credit fees for performance and financial letters of credit issued under the amended and restated U.S. senior credit agreement are 1.000% and 2.000% per annum of the outstanding amount, respectively, excluding fronting fees. We also have the option to use up to $100,000 of the $450,000 for revolving borrowings at a rate equal to adjusted LIBOR, as defined in the agreement, plus 2.000%, subject also to the performance pricing noted above.

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

We had approximately $275,500 and $225,600 of letters of credit outstanding under our U.S. senior credit agreement as of June 30, 2012 and December 31, 2011, respectively. The letter of credit fees under the U.S. senior credit agreement outstanding as of June 30, 2012 and December 31, 2011 ranged from 1.000% to 2.000% of the outstanding amount, excluding fronting fees. There were no funded borrowings outstanding under our U.S. senior credit agreement as of June 30, 2012 and December 31, 2011.

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

As a result of a change in the U.K. governmental standard, our U.K. pension plan adopted the use of the U.K. consumer prices index as a basis for inflationary increases in the calculation of the funded status of our U.K. pension plan during the six months ended June 30, 2011. The U.K. retail prices index was the former U.K. governmental standard that was used by our U.K. pension plan. We accounted for this change as a plan amendment as of May 31, 2011 and recognized a prior service credit in our consolidated statement of comprehensive income during the quarter and six months ended June 30, 2011 of approximately £29,600 (approximately $48,100 at the exchange rate in effect during the period).

Based on the minimum statutory funding requirements for 2012, we are not required to make any mandatory contributions to our U.S. pension plans. The following table provides details on 2012 mandatory contribution activity for our non-U.S. pension plans:

Contributions in the six months ended June 30, 2012	$10,800
Remaining contributions expected for the year 2012	12,000

Contributions expected for the year 2012	$22,800

We did not make any discretionary contributions during the first six months of 2012; however, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during 2012.

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

The components of net periodic benefit cost/(credit) for our defined benefit pension plans and other postretirement benefit plans were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefit Plans
	Quarter Ended June 30,		Six Months Ended June 30,		Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Net periodic benefit cost/(credit):
Service cost	$262	$333	$537	$702	$12	$20	$36	$47
Interest cost	13,187	15,314	26,321	30,925	569	735	1,374	1,647
Expected return on plan assets	(16,058)	(17,830)	(32,073)	(35,971)	-	-	-	-
Amortization of net actuarial loss/(gain)	4,349	3,501	8,485	6,955	93	(6)	213	71
Amortization of prior service (credit)/cost	(396)	9	(789)	18	(878)	(891)	(1,757)	(1,782)
Amortization of transition obligation	12	11	25	23	-	-	-	-

Net periodic benefit cost/(credit)	$1,356	$1,338	$2,506	$2,652	$(204)	$(142)	$(134)	$(17)

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

	Maximum	Carrying Amount of Liability
	Potential Payment	June 30, 2012	December 31, 2011
Environmental indemnifications	No limit	$7,900	$8,200
Tax indemnifications	No limit	$-	$-

We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Six Months Ended June 30,
	2012	2011
Warranty Liability:
Balance at beginning of year	$93,000	$100,300
Accruals	17,000	14,000
Settlements	(9,900)	(9,500)
Adjustments to provisions, including foreign currency translation	(9,200)	(3,600)

Balance at end of period	$90,900	$101,200

We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $983,800 and $990,300 as of June 30, 2012 and December 31, 2011, respectively, primarily for guarantees of our performance on projects currently in execution or under warranty. These amounts include the standby letters of credit issued under the U.S. senior credit agreement discussed in Note 5 and under other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.

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

Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2012	December 31, 2011	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$-	$-	Other long-term liabilities	$9,292	$8,707
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	1,075	1,691	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	6,088	6,446
Foreign currency forward contracts	Other accounts receivable	441	75	Accounts payable	247	34

Total derivatives		$1,516	$1,766		$15,627	$15,187

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

The notional amount of our foreign currency forward contracts provides one measure of our transaction volume outstanding as of the balance sheet date. As of June 30, 2012, we had a total gross notional amount of approximately $421,500 related to foreign currency forward contracts. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contract maturity dates range from the remainder of 2012 through 2014.

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

The gain or loss from the remaining uncompleted portion of our projects and other non-project related transactions were as follows:

	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Recognized	Quarter Ended June 30,		Six Months Ended June 30,
Hedging Instruments	in Income on Derivatives	2012	2011	2012	2011
Foreign currency forward contracts	Cost of operating revenues	$(3,646)	$(1,089)	$(500)	$725
Foreign currency forward contracts	Other deductions, net	(13)	(54)	78	16

Total		$(3,659)	$(1,143)	$(422)	$741

The mark-to-market adjustments on foreign currency forward exchange contracts for these unrealized gains or losses are primarily recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.

During the six months ended June 30, 2012 and 2011, we included net cash inflows on the settlement of derivatives of $930 and $656, respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities on the consolidated statement of cash flows.

Interest Rate Risk

We use interest rate swap contracts to manage interest rate risk associated with a portion of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps was $61,300 as of June 30, 2012.

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

The impact from interest rate swap contracts in cash flow hedging relationships for our consolidated entities was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Loss)/gain recognized in other comprehensive income	$(629)	$(743)	$(1,785)	$104
Loss reclassified from accumulated other comprehensive loss	450	639	935	1,255

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

9. Share-Based Compensation Plans

Our share-based compensation plans include both stock options and restricted awards. The following table summarizes our share-based compensation expense and related income tax benefit:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Share-based compensation	$5,768	$5,221	$10,694	$10,092
Related income tax benefit	149	102	259	183

As of June 30, 2012, we had $11,908 and $18,630 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those amounts are expected to be recognized as expense over a weighted-average period of approximately two years.

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

Reconciliations of temporary equity for the six months ended June 30, 2012 and 2011 were as follows:

	June 30, 2012	June 30, 2011
Balance at beginning of year	$4,993	$4,935
Compensation cost during the period for those equity awards with intrinsic value on the grant date	6,600	5,398
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(3,224)	(3,184)

Balance at end of period	$8,369	$7,149

Our articles of association provide for conditional capital for the issuance of shares under our share-based compensation plans and other convertible or exercisable securities we may issue in the future. Conditional capital decreases upon issuance of shares in connection with the exercise of outstanding stock options or vesting of restricted share units, with an offsetting increase to our issued and authorized share capital. As of June 30, 2012, our remaining available conditional capital was 59,639,130 shares.

10. Income Taxes

The tax provision for each year-to-date period is calculated by multiplying pre-tax income by the estimated annual effective tax rate for such period. Although we are a Swiss corporation, our shares are exclusively listed on a U.S. exchange; therefore, we reconcile our effective tax rate to the U.S. federal statutory rate of 35% to facilitate meaningful comparison with peer companies in the U.S. capital markets. Our effective tax rate can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of income taxed in various non-U.S. jurisdictions with rates different from the U.S. statutory rate, as a result of our inability to recognize a tax benefit for losses generated by certain unprofitable operations and as a result of the varying mix of income earned in the jurisdictions in which we operate. In addition, our deferred tax assets are reduced by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of loss carryforwards (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pre-tax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate. Conversely, in periods when operating units subject to a valuation allowance generate pre-tax losses, the corresponding increase in the valuation allowance has an unfavorable impact on our effective tax rate.

Effective Tax Rate for 2012

Our effective tax rate for the first six months of 2012 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in non-U.S. jurisdictions which is expected to contribute to an approximate 16-percentage point reduction in our effective tax rate for the full year 2012, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items.

•

A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which is expected to contribute to an approximate four-percentage point increase in our effective tax rate for the full year 2012.

Effective Tax Rate for 2011

Our effective tax rate for the first six months of 2011 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in non-U.S. jurisdictions which contributed to an approximate 16-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items.

•

A valuation allowance increase because we were unable to recognize a tax benefit for year-to-date losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which contributed to an approximate four-percentage point increase in our effective tax rate.

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

Our subsidiaries file income tax returns in many tax jurisdictions, including the U.S., several U.S. states and numerous non-U.S. jurisdictions around the world. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by jurisdiction. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in a number of jurisdictions may expire within 12 months from the balance sheet date. As a result, we expect recurring changes in unrecognized tax benefits due to the expiration of the statute of limitations, none of which are expected to be individually significant. With few exceptions, we are no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before 2007.

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

In the quarter and six months ended June 30, 2012, we received an adverse court decision, which we are appealing, related to an audit of a prior tax year. As a result of the decision, our provision for income taxes was increased by $1,360, our penalties on unrecognized tax benefits increased by $2,529 and our interest expense on unrecognized tax benefits increased by $318.

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

Operating Revenues

We conduct our business on a global basis. Operating revenues by industry and business segment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues (Third-Party) by Industry:
Power generation	$262,321	$269,054	$514,436	$464,183
Oil refining	360,750	383,465	685,911	746,994
Pharmaceutical	13,614	15,290	26,593	26,474
Oil and gas	183,563	336,055	415,114	608,102
Chemical/petrochemical	77,427	130,409	145,747	284,386
Power plant operation and maintenance	34,913	34,235	64,193	62,564
Environmental	2,456	2,977	4,644	5,536
Other, net of eliminations	7,982	12,393	19,484	21,891

Total	$943,026	$1,183,878	$1,876,122	$2,220,130

Operating Revenues (Third-Party) by Business Segment:
Global E&C Group	$666,142	$892,080	$1,337,015	$1,715,823
Global Power Group	276,884	291,798	539,107	504,307

Total	$943,026	$1,183,878	$1,876,122	$2,220,130

EBITDA

EBITDA is the primary measure of operating performance used by our chief operating decision maker. We define EBITDA as net income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization.

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
EBITDA:
Global E&C Group	$39,917	$54,842	$86,845	$96,510
Global Power Group	43,850	67,735	96,166	94,199
C&F Group *	(23,592)	(24,291)	(50,870)	(45,619)

Total	60,175	98,286	132,141	145,090

Add: Net income attributable to noncontrolling interests	4,258	4,527	6,655	6,832
Less: Interest expense	4,249	3,427	7,665	7,306
Less: Depreciation and amortization	12,776	12,506	25,796	25,177

Income before income taxes	47,408	86,880	105,335	119,439
Less: Provision for income taxes	12,291	19,044	27,175	26,327

Net income	35,117	67,836	78,160	93,112
Less: Net income attributable to noncontrolling interests	4,258	4,527	6,655	6,832

Net income attributable to Foster Wheeler AG	$30,859	$63,309	$71,505	$86,280

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

EBITDA in the above table includes the following:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (decrease)/increase in contract profit from the regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group(2)	$(2,800)	$1,500	$5,100	$3,900
Global Power Group(2)	11,000	14,300	26,500	9,600

Total	$8,200	$15,800	$31,600	$13,500

Net asbestos-related provisions:(3)
Global E&C Group	$1,700	$-	$1,700	$-
C&F Group	2,000	2,000	4,000	2,400

Total	$3,700	$2,000	$5,700	$2,400

(1)	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.
(2)

The changes in final estimated contract profit revisions for our Global Power Group were increased during the six months ended June 30, 2012 for a favorable settlement with a subcontractor of approximately $6,900 recognized in the first quarter of 2012. The changes in final estimated contract profit revisions during the six months ended June 30, 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling approximately $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of approximately $3,200 and $4,600, respectively. The corrections were recorded in the first quarter of 2011 and are included in the six months ended June 30, 2011 as they were not material to previously issued financial statements, nor were they material to the full year 2011 financial statements.

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

United States

A summary of our U.S. claim activity is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Number of Claims by period:
Open claims at beginning of period	124,280	123,580	124,540	124,420
New claims	1,180	1,100	2,340	2,380
Claims resolved	(780)	(690)	(2,200)	(2,810)

Open claims at end of period	124,680	123,990	124,680	123,990

We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through the second quarter of 2027. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

United States Asbestos	June 30, 2012	December 31, 2011
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$34,593	$43,677
Asbestos-related insurance recovery receivable	118,465	131,007

Total asbestos-related assets	$153,058	$174,684

Asbestos-related liabilities recorded within:
Accrued expenses	$41,050	$50,900
Asbestos-related liability	228,649	243,400

Total asbestos-related liabilities	$269,699	$294,300

Liability balance by claim category:
Open claims	$54,770	$56,700
Future unasserted claims	214,929	237,600

Total asbestos-related liabilities	$269,699	$294,300

We have worked with Analysis, Research & Planning Corporation, or ARPC, nationally recognized consultants in the U.S. with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at each year-end based on a forecast for the next 15 years. Each year we have recorded our estimated asbestos liability at a level consistent with ARPC’s reasonable best estimate. Our estimated asbestos liability decreased during the first six months of 2012 as a result of indemnity and defense cost payments totaling approximately $28,600, partially offset by an increase of $4,000 related to the accrual of our rolling 15-year asbestos-related liability estimate. The total asbestos-related liabilities are comprised of our estimates for our liability relating to open (outstanding) claims being valued and our liability for future unasserted claims through the second quarter of 2027.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type – mesothelioma, lung cancer and non-malignancies – and the breakdown of known and future claims into disease type – mesothelioma, lung cancer or non-malignancies, as well as other factors. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through the second quarter of 2027, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after the second quarter of 2027, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after the second quarter of 2027.

Through June 30, 2012, total cumulative indemnity costs paid, prior to insurance recoveries, were approximately $781,300 and total cumulative defense costs paid were approximately $379,500, or approximately 33% of total defense and indemnity costs. The overall historic average combined indemnity and defense cost per resolved claim through June 30, 2012 has been approximately $3.1. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.

Over the last several years, certain of our subsidiaries have entered into settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. During the first six months of 2011, our subsidiaries reached agreements with certain of their insurers to settle their disputed asbestos-related insurance coverage. As a result of these settlements, we increased our asbestos-related insurance asset and recorded settlement gains. Please see the table below for a breakout of the gains by period.

Asbestos-related assets under executed settlement agreements with insurers due in the next 12 months are recorded within accounts and notes receivable-other and amounts due beyond 12 months are recorded within asbestos-related insurance recovery receivable. Asbestos-related insurance recovery receivable also includes our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through the second quarter of 2027. Our asbestos-related assets have not been discounted for the time value of money.

Our insurance recoveries may be limited by future insolvencies among our insurers. Other than receivables related to bankruptcy court-approved settlements during liquidation proceedings, we have not assumed recovery in the estimate of our asbestos-related insurance asset from any of our currently insolvent insurers. We have considered the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. As of June 30, 2012 and December 31, 2011, we have not recorded an allowance for uncollectible balances against our asbestos-related insurance assets. We write-off receivables from insurers that have become insolvent; there have been no such write-offs during the six months ended June 30, 2012 and 2011. During 2011, we reached an agreement with an insurer that was under bankruptcy liquidation and for which we had written-off our receivable prior to 2011. The asset awarded under the bankruptcy liquidation for this insurer was $4,500 and was included in our asbestos-related assets as of December 31, 2011. This receivable was subsequently collected during the first six months of 2012. Other insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. If we fail to realize the expected insurance recoveries, or experience delays in receiving material amounts from our insurers, our business, financial condition, results of operations and cash flows could be materially adversely affected.

The following table summarizes our net asbestos-related provision:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Provision for revaluation	$2,000	$2,000	$3,997	$4,000
Gain on the settlement of coverage litigation	-	-	-	(1,600)

Net asbestos-related provision	$2,000	$2,000	$3,997	$2,400

Our net asbestos-related provision is the result of our rolling 15-year asbestos liability estimate, net of anticipated insurance recoveries, partially offset by gains on the settlement of coverage litigation with asbestos insurance carriers.

The following table summarizes our approximate asbestos-related payments and insurance proceeds:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Asbestos litigation, defense and case resolution payments	$13,300	$14,900	$28,600	$36,500
Insurance proceeds	(11,200)	(6,900)	(21,700)	(16,000)

Net asbestos-related payments	$2,100	$8,000	$6,900	$20,500

We expect to have net cash outflows of $7,900 during the full year 2012 as a result of asbestos liability indemnity and defense payments in excess of insurance settlement proceeds. This estimate assumes no additional settlements with insurance companies and no elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.

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

United Kingdom

Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 1,008 claims have been brought against our U.K. subsidiaries, of which 299 remained open as of June 30, 2012. None of the settled claims have resulted in material costs to us.

The following table summarizes our asbestos-related liabilities and assets for our U.K. subsidiaries based on open (outstanding) claims and our estimate for future unasserted claims through the second quarter of 2027:

United Kingdom Asbestos	June 30, 2012	December 31, 2011
Asbestos-related assets:
Accounts and notes receivable-other	$2,698	$2,677
Asbestos-related insurance recovery receivable	23,487	26,120

Total asbestos-related assets	$26,185	$28,797

Asbestos-related liabilities:
Accrued expenses	$2,698	$2,677
Asbestos-related liability	25,063	26,120

Total asbestos-related liabilities	$27,761	$28,797

Liability balance by claim category:
Open claims	$6,832	$8,030
Future unasserted claims	20,929	20,767

Total asbestos-related liabilities	$27,761	$28,797

The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability recorded in the U.K. would be approximately $41,000, with a corresponding increase in the asbestos-related asset.

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

With regard to the foregoing, the waste-to-energy facility operated by our Camden County Energy Recovery Associates, LP (“CCERA”) project subsidiary is subject to certain revisions to New Jersey’s mercury air emission regulations. The revisions made CCERA’s mercury control requirements more stringent, especially when the last phase of the revisions became effective on January 3, 2012. CCERA’s management believes that the data generated during stack testing in 2012 and the several prior years tends to indicate that the facility will be able to comply with even the most stringent of the regulatory revisions without installing additional control equipment. Estimates of the cost of installing the additional control equipment are approximately $30,000 based on our last assessment.

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

Summary Financial Results for the Quarter and Six Months Ended June 30, 2012

Our summary financial results for the quarter and six months ended June 30, 2012 and 2011 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated Statement of Operations Data:
Operating revenues(1)	$943,026	$1,183,878	$1,876,122	$2,220,130
Contract profit(1)	139,551	153,612	278,883	252,867
Selling, general and administrative expenses(1)	85,427	80,402	168,708	154,243
Net income attributable to Foster Wheeler AG	30,859	63,309	71,505	86,280
Earnings per share :
Basic	0.29	0.52	0.66	0.70
Diluted	0.29	0.52	0.66	0.70
Net cash provided by operating activities(2)			80,544	138,964

(1)	Please refer to the section entitled “—Results of Operations” within this Item 2 for further discussion.
(2)	Please refer to the section entitled “—Liquidity and Capital Resources” within this Item 2 for further discussion.

Cash and cash equivalents totaled $767,259 and $718,049 as of June 30, 2012 and December 31, 2011, respectively.

Net income attributable to Foster Wheeler AG decreased in the second quarter of 2012, compared to the same period of 2011, primarily driven by pre-tax impacts related to decreased contract profit of $14,100, increased sales pursuit costs of $6,100, an unfavorable impact related to the change in net foreign exchange transactions of $5,100, and the unfavorable impact of the inclusion of a $4,000 gain related to the revaluation of a contingent consideration liability that was recognized during the second quarter of 2011, as well as the after-tax impact of decreased equity earnings of $6,700 and an increase in our effective tax rate.

Net income attributable to Foster Wheeler AG decreased in the first six months of 2012, compared to the same period of 2011, primarily driven by pre-tax impacts related to increased sales pursuit costs of $12,200, the unfavorable impact of the inclusion of a $4,000 gain related to the revaluation of a contingent consideration liability that was recognized during the first six months of 2011, an unfavorable impact related to the change in net foreign exchange transactions of $3,300 and an increased net asbestos-related provision of $3,300, as well as the after-tax impact of decreased equity earnings of $12,100 and an increase in our effective tax rate, partially offset by the pre-tax impact related to increased contract profit of $26,000.

Please refer to the discussion within the section entitled “—Results of Operations” within this Item 2.

Challenges and Drivers

Our primary operating focus continues to be booking quality new business and effectively and efficiently executing our contracts. The global markets in which we operate are largely dependent on overall economic conditions and growth and the resultant demand for oil and gas, electric power, petrochemicals and refined products.

In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and we believe that this long-term demand will continue to stimulate investment by our clients in new, expanded and upgraded facilities. Our clients plan their investments based on long-term time horizons. We believe that global demand for energy, chemicals and pharmaceuticals will continue to grow over the long-term and that clients will continue to invest in new and upgraded capacity to meet that demand. Global markets in the engineering and construction industry have experienced intense competition among engineering and construction contractors and pricing pressure for contracts awarded. Additionally, some clients have been releasing, and continue to release, tranches of work on a piecemeal basis. However, we are seeing clients developing new projects and reactivating planned projects that had previously been placed on hold.

The challenges and drivers for our Global E&C Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global E&C Group-Overview of Segment,” within this Item 2.

We believe that there will be sustained demand in 2012, compared to 2011, for the products and services of our Global Power Group, with opportunities in Asia, the Middle East and South America driven by growing electricity demand and industrial production in these regions. However, a number of constraining market factors continue to impact the markets that we serve. These factors include political and environmental sensitivity regarding coal-fired steam generators, as well as the outlook for continued lower natural gas pricing over the next three to five years, which has increased the attractiveness of natural gas, in relation to coal, for the generation of electricity. These factors may continue in the future. The challenges and drivers for our Global Power Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global Power Group-Overview of Segment,” within this Item 2.

There is potential downside risk to global economic growth driven primarily by continued sovereign debt and bank funding pressures in the Eurozone, the speed at which governmental efforts directed at spending and debt reduction are being implemented, a slowdown in the economic growth rate in China and geopolitical oil supply risks, which could impact global economic growth through a significant rise in oil prices. If these risks materialize, both of our business groups could be impacted.

New Orders and Backlog of Unfilled Orders

The tables below summarize our new orders and backlog of unfilled orders by period:

	Quarter Ended
	June 30, 2012	March 31, 2012	June 30, 2011
New orders, measured in future revenues:
Global E&C Group*	$496,900	$672,600	$664,900
Global Power Group	116,200	161,700	576,000

Total*	$613,100	$834,300	$1,240,900

* Balances include the following Global E&C Group flow-through revenues, as defined in the section entitled
“—Resultsof Operations-Operating Revenues” within this Item 2 :	$105,400	$301,600	$284,100

	As of
	June 30, 2012	March 31, 2012	December 31, 2011
Backlog of unfilled orders, measured in future revenues	$3,142,000	$3,590,400	$3,626,100
Backlog, measured in Foster Wheeler scope*	$2,241,300	$2,527,300	$2,562,300
Global E&C Group man-hours in backlog (in thousands)	10,300	10,900	11,600

*	As defined in the section entitled “—Backlog and New Orders” within this Item 2.

Please refer to the section entitled “—Backlog and New Orders” within this Item 2 for further detail.

Results of Operations

Operating Revenues

	June 30, 2012	June 30, 2011	$ Change	% Change
Quarter Ended:
Global E&C Group	$666,142	$892,080	$(225,938)	(25.3)%
Global Power Group	276,884	291,798	(14,914)	(5.1)%

Total	$943,026	$1,183,878	$(240,852)	(20.3)%

Six Months Ended:
Global E&C Group	$1,337,015	$1,715,823	$(378,808)	(22.1)%
Global Power Group	539,107	504,307	34,800	6.9%

Total	$1,876,122	$2,220,130	$(344,008)	(15.5)%

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

Our operating revenues by geographic region, based upon where our projects are being executed, for the quarter and six months ended June 30, 2012 and 2011, were as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Africa	$24,909	$27,963	$(3,054)	(10.9)%	$47,661	$82,883	$(35,222)	(42.5)%
Asia	191,167	229,364	(38,197)	(16.7)%	406,081	417,679	(11,598)	(2.8)%
Australasia and other*	119,761	308,369	(188,608)	(61.2)%	310,519	548,390	(237,871)	(43.4)%
Europe	240,155	248,116	(7,961)	(3.2)%	458,932	435,744	23,188	5.3%
Middle East	64,565	55,811	8,754	15.7%	112,849	125,644	(12,795)	(10.2)%
North America	214,694	245,276	(30,582)	(12.5)%	373,185	478,894	(105,709)	(22.1)%
South America	87,775	68,979	18,796	27.2%	166,895	130,896	35,999	27.5%

Total	$943,026	$1,183,878	$(240,852)	(20.3)%	$1,876,122	$2,220,130	$(344,008)	(15.5)%

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

Our operating revenues decreased in the quarter and six months ended June 30, 2012, compared to the same periods in 2011, which includes decreased flow-through revenues of $277,900 and $437,200, respectively, as described below. Excluding the impact of the change in flow-through revenues and currency fluctuations, our operating revenues increased 12% and 13% in the quarter and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The increase in operating revenues, excluding flow-through revenues and currency fluctuations, in the quarter and six months ended June 30, 2012, compared to the same periods in 2011, was the result of increased operating revenues in both our Global E&C Group and our Global Power Group.

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

Contract Profit

	June 30, 2012	June 30, 2011	$ Change	% Change
Quarter Ended	$139,551	$153,612	$(14,061)	(9.2)%
Six Months Ended	$278,883	$252,867	$26,016	10.3%

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

Contract profit decreased during the quarter ended June 30, 2012, compared to the same period in 2011. The decrease was the net result of decreased contract profit in our Global Power Group, partially offset by increased contract profit in our Global E&C Group.

Contract profit increased during the six months ended June 30, 2012, compared to the same period in 2011. The increase was the result of increased contract profit by both our Global E&C Group and our Global Power Group.

Please refer to the section entitled “—Business Segments,” within this Item 2, for further information related to contract profit for both of our operating groups.

Selling, General and Administrative (SG&A) Expenses

	June 30, 2012	June 30, 2011	$ Change	% Change
Quarter Ended	$85,427	$80,402	$5,025	6.2%
Six Months Ended	$168,708	$154,243	$14,465	9.4%

SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.

SG&A expenses increased in the second quarter of 2012, compared to the same period in 2011, primarily as a result of increased sales pursuit costs of $6,100, partially offset by decreased general overhead costs of $900, while research and development costs were relatively unchanged.

SG&A expenses increased in the first six months of 2012, compared to the same period in 2011, primarily as a result of increased sales pursuit costs of $12,200 and increased general overhead costs of $2,500, while research and development costs were relatively unchanged.

Other Income, net

	June 30, 2012	June 30, 2011	$ Change	% Change
Quarter Ended	$10,571	$21,390	$(10,819)	(50.6)%
Six Months Ended	$18,755	$35,656	$(16,901)	(47.4)%

Other income, net during the quarter and six months ended June 30, 2012 consisted primarily of equity earnings of $8,300 and $15,300, respectively, generated from our investments, primarily from our ownership interests in build, own and operate projects in Italy and Chile.

Other income, net decreased in the second quarter of 2012, compared to the same period in 2011, primarily driven by decreased equity earnings in our Global Power Group’s project in Chile of $5,500, decreased equity earnings in our Global E&C Group’s projects in Italy of $1,200 and the unfavorable impact of the inclusion of a $4,000 gain related to the revaluation of a contingent consideration liability that was recognized during the second quarter of 2011.

Other income, net decreased in the first six months of 2012, compared to the same period in 2011, primarily driven by decreased equity earnings in our Global Power Group’s project in Chile of $8,100, decreased equity earnings in our Global E&C Group’s projects in Italy of $4,200 and the unfavorable impact of the inclusion of a $4,000 gain in the first six months of 2011 related to the revaluation of a contingent consideration liability.

For further information related to our equity earnings, please refer to the sections within this Item 2 entitled “—Business Segments-Global Power Group” for our Global Power Group’s project in Chile and “—Business Segments-Global E&C Group” for our Global E&C Group’s projects in Italy, as well as Note 3 to the consolidated financial statements in this quarterly report on Form 10-Q.

Other Deductions, net

	June 30, 2012	June 30, 2011	$ Change	% Change
Quarter Ended	$12,274	$6,721	$5,553	82.6%
Six Months Ended	$16,338	$12,838	$3,500	27.3%

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

Other deductions, net in the second quarter of 2012 consisted primarily of legal fees of $3,300, a net foreign exchange transaction loss of $3,200, net penalties on unrecognized tax benefits of $2,300, a $1,500 charge recognized by our Global E&C Group in the second quarter of 2012 related to the write-off of capitalized costs for a wind farm development project in Italy that, due to recent legislation, was no longer an economically viable project, and bank fees of $800. The increase in other deductions, net in the second quarter of 2012, compared to the same period in 2011, was primarily the net result of an unfavorable impact of $5,100 related to the change in net foreign currency exchange transactions, increased net penalties on unrecognized tax benefits of $1,900 and the unfavorable impact of a $1,500 charge recognized by our Global E&C Group in the second quarter of 2012 related to the write-off of capitalized costs for a wind farm development project in Italy, as further described above, partially offset by decreased legal fees of $2,600.

Other deductions, net in the first six months of 2012 consisted primarily of legal fees of $7,300, net penalties on unrecognized tax benefits of $2,700, bank fees of $1,700, a $1,500 charge recognized by our Global E&C Group in the first six months of 2012 related to the write-off of capitalized costs for a wind farm development project in Italy, as further described above, and a net foreign exchange transaction loss of $700. The increase in other deductions, net in the first six months of 2012, compared to the same period in 2011, was primarily the net result of an unfavorable impact of $3,300 related to the change in net foreign currency exchange transactions, increased net penalties on unrecognized tax benefits of $1,600 and the unfavorable impact of a $1,500 charge recognized by our Global E&C Group in the first six months of 2012 related to the write-off of capitalized costs for a wind farm development project in Italy, as further described above, partially offset by decreased legal fees of $2,000.

Net foreign currency exchange transaction gains and losses were primarily driven by exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.

Please refer to the section entitled “—Provision for Income Taxes” within this Item 2 for further information related to the impact of penalties on unrecognized tax benefits during the quarter and six months ended June 30, 2012 in connection with an adverse court decision, which we are appealing, with respect to an audit of a prior tax year.

Interest Income

	June 30, 2012	June 30, 2011	$ Change	% Change
Quarter Ended	$2,949	$4,428	$(1,479)	(33.4)%
Six Months Ended	$6,118	$7,703	$(1,585)	(20.6)%

Interest income decreased in the quarter ended June 30, 2012, compared to the same period in 2011, primarily as a result of lower average cash and cash equivalents balances, while investment yields on cash and cash equivalents balances were relatively unchanged.

Interest income decreased in the six months ended June 30, 2012, compared to the same period in 2011, primarily as a result of lower average cash and cash equivalents balances, partially offset by higher investment yields on cash and cash equivalents balances.

Interest Expense

	June 30, 2012	June 30, 2011	$ Change	% Change
Quarter Ended	$4,249	$3,427	$822	24.0%
Six Months Ended	$7,665	$7,306	$359	4.9%

Interest expense increased in the quarter and six months ended June 30, 2012, compared to the same periods in 2011, primarily as a result of increases in net interest expense on unrecognized tax benefits of $1,300 and $1,200, respectively, partially offset by the favorable impacts from decreased average borrowings, excluding foreign currency translation effects, in the quarter and six months ended June 30, 2012.

Please refer to the section entitled “—Provision for Income Taxes” within this Item 2 for further information related to the impact of interest expense on unrecognized tax benefits during the quarter and six months ended June 30, 2012 in connection with an adverse court decision, which we are appealing, with respect to an audit of a prior tax year.

Net Asbestos-Related Provision

	June 30, 2012	June 30, 2011	$ Change	% Change
Quarter Ended	$3,713	$2,000	$1,713	85.7%
Six Months Ended	$5,710	$2,400	$3,310	137.9%

The net asbestos-related provision increased during the second quarter of 2012, compared to the same period in 2011, primarily as a result of the unfavorable impact of the revaluation of our U.K. asbestos-related asset of $1,700 recognized during the second quarter of 2012.

The increase in the net asbestos-related provision in the first six months of 2012, compared to the same period in 2011, was the result of the unfavorable impact of the revaluation of our U.K. asbestos-related asset of $1,700 recognized during the first six months of 2012 and the unfavorable impact of the inclusion of a gain on the settlement of coverage litigation with asbestos insurance carriers of $1,600 recognized during the first six months of 2011.

Provision for Income Taxes

	June 30, 2012	June 30, 2011	$ Change	% Change
Quarter Ended	$12,291	$19,044	$(6,753)	(35.5)%
Effective tax rate	25.9%	21.9%
Six Months Ended	$27,175	$26,327	$848	3.2%
Effective tax rate	25.8%	22.0%

The tax provision for each year-to-date period is calculated by multiplying pre-tax income by the estimated annual effective tax rate for such period. Although we are a Swiss corporation, our shares are exclusively listed on a U.S. exchange; therefore, we reconcile our effective tax rate to the U.S. federal statutory rate of 35% to facilitate meaningful comparison with peer companies in the U.S. capital markets. Our effective tax rate can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of income taxed in various non-U.S. jurisdictions with rates different from the U.S. statutory rate, as a result of our inability to recognize a tax benefit for losses generated by certain unprofitable operations and as a result of the varying mix of income earned in the jurisdictions in which we operate. In addition, our deferred tax assets are reduced by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of loss carryforwards (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pre-tax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate. Conversely, in periods when operating units subject to a valuation allowance generate pre-tax losses, the corresponding increase in the valuation allowance has an unfavorable impact on our effective tax rate.

Effective Tax Rate for 2012

Our effective tax rate for the first six months of 2012 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in non-U.S. jurisdictions which is expected to contribute to an approximate 16-percentage point reduction in our effective tax rate for the full year 2012, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items.

•

A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which is expected to contribute to an approximate four-percentage point increase in our effective tax rate for the full year 2012.

Effective Tax Rate for 2011

Our effective tax rate for the first six months of 2011 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in non-U.S. jurisdictions which contributed to an approximate 16-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items.

•

A valuation allowance increase because we were unable to recognize a tax benefit for year-to-date losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which contributed to an approximate four-percentage point increase in our effective tax rate.

In the quarter and six months ended June 30, 2012, we received an adverse court decision, which we are appealing, related to an audit of a prior tax year. As a result of the decision, our provision for income taxes was increased by $1,400, our penalties on unrecognized tax benefits increased by $2,500 and our interest expense on unrecognized tax benefits increased by $300.

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

Net Income Attributable to Noncontrolling Interests

	June 30, 2012	June 30, 2011	$ Change	% Change
Quarter Ended	$4,258	$4,527	$(269)	(5.9)%
Six Months Ended	$6,655	$6,832	$(177)	(2.6)%

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

Net income attributable to noncontrolling interests decreased in the second quarter of 2012, compared to the same period in 2011, which was the net result of decreased net income from our operations in Poland and South Africa, partially offset by increased net income from our operations in Martinez, California.

Net income attributable to noncontrolling interests was relatively unchanged in the first six months of 2012, compared to the same period in 2011, which was the net result of decreased net income from our operations in South Africa, partially offset by increased net income from our operations in Malaysia, Martinez, California and Poland.

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

	June 30, 2012	June 30, 2011	$ Change	% Change
Quarter Ended	$60,175	$98,286	$(38,111)	(38.8)%
Six Months Ended	$132,141	$145,090	$(12,949)	(8.9)%

EBITDA decreased in the second quarter of 2012, compared to the same period in 2011, primarily driven by decreased contract profit of $14,100, increased sales pursuit costs of $6,100, decreased equity earnings of $6,700, the unfavorable impact related to the change in net foreign exchange transactions of $5,100, the unfavorable impact of the inclusion of a $4,000 gain related to the revaluation of a contingent consideration liability that was recognized by our Global E&C Group during the second quarter of 2011, increased net penalties on unrecognized tax benefits of $1,900 and the unfavorable impact of a $1,500 charge recognized by our Global E&C Group in the second quarter of 2012 related to the write-off of capitalized costs for a wind farm development project in Italy that, due to recent legislation, was no longer an economically viable project.

EBITDA decreased in the first six months of 2012, compared to the same period in 2011, primarily driven by increased sales pursuit costs of $12,200, decreased equity earnings of $12,100, the unfavorable impact of the inclusion of a $4,000 gain related to the revaluation of a contingent consideration liability that was recognized during the first six months of 2011, the unfavorable impact related to the change in net foreign exchange transactions of $3,300, increased net asbestos-related provision of $3,300, increased net penalties on unrecognized tax benefits of $1,600 and the unfavorable impact of a $1,500 charge recognized by our Global E&C Group in the first six months of 2012 related to the write-off of capitalized costs for a wind farm development project in Italy, as further described above, partially offset by increased contract profit of $26,000.

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

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below.

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
EBITDA:
Global E&C Group	$39,917	$54,842	$86,845	$96,510
Global Power Group	43,850	67,735	96,166	94,199
C&F Group*	(23,592)	(24,291)	(50,870)	(45,619)

Total	60,175	98,286	132,141	145,090

Less: Interest expense	4,249	3,427	7,665	7,306
Less: Depreciation and amortization	12,776	12,506	25,796	25,177
Less: Provision for income taxes	12,291	19,044	27,175	26,327

Net income attributable to Foster Wheeler AG	$30,859	$63,309	$71,505	$86,280

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

EBITDA in the above table includes the following:	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (decrease)/increase in contract profit from the regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group(2)	$(2,800)	$1,500	$5,100	$3,900
Global Power Group(2)	11,000	14,300	26,500	9,600

Total(2)	$8,200	$15,800	$31,600	$13,500

Net asbestos-related provisions:(3)
Global E&C Group	$1,700	$-	$1,700	$-
C&F Group	2,000	2,000	4,000	2,400

Total	$3,700	$2,000	$5,700	$2,400

(1)

Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding changes in our final estimated contract profit.

(2)

The changes in final estimated contract profit revisions for our Global Power Group were increased during the six months ended June 30, 2012 for a favorable settlement with a subcontractor of approximately $6,900 recognized in the first quarter of 2012. The changes in final estimated contract profit revisions during the six months ended June 30, 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling approximately $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of approximately $3,200 and $4,600, respectively. The corrections were recorded in the first quarter of 2011 and are included in the six months ended June 30, 2011 as they were not material to previously issued financial statements, nor were they material to the full year 2011 financial statements.

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

Business Segments

Global E&C Group

	Quarter Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Operating revenues	$666,142	$892,080	$(225,938)	(25.3)%	$1,337,015	$1,715,823	$(378,808)	(22.1)%

EBITDA	$39,917	$54,842	$(14,925)	(27.2)%	$86,845	$96,510	$(9,665)	(10.0)%

Results

Our Global E&C Group’s operating revenues by geographic region for the quarter and six months ended June 30, 2012 and 2011, based upon where our projects are being executed, were as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Africa	$23,637	$27,081	$(3,444)	(12.7)%	$45,211	$82,001	$(36,790)	(44.9)%
Asia	92,143	163,900	(71,757)	(43.8)%	193,901	282,598	(88,697)	(31.4)%
Australasia and other*	119,761	308,363	(188,602)	(61.2)%	310,519	548,384	(237,865)	(43.4)%
Europe	143,623	121,183	22,440	18.5%	278,016	234,559	43,457	18.5%
Middle East	60,092	43,972	16,120	36.7%	105,196	104,903	293	0.3%
North America	147,161	166,409	(19,248)	(11.6)%	253,117	347,746	(94,629)	(27.2)%
South America	79,725	61,172	18,553	30.3%	151,055	115,632	35,423	30.6%

Total	$666,142	$892,080	$(225,938)	(25.3)%	$1,337,015	$1,715,823	$(378,808)	(22.1)%

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

Please refer to the “—Overview of Segment” section below for a discussion of our Global E&C Group’s market outlook.

Quarter Ended June 30, 2012

Our Global E&C Group experienced a decrease in operating revenues of 25% in the second quarter of 2012, compared to the same period in 2011. The decrease in the period was primarily driven by decreased flow-through revenues of $277,400. Excluding flow-through revenues and foreign currency fluctuations, our Global E&C Group’s operating revenues increased 20% in the second quarter of 2012, compared to the same period in 2011.

Our Global E&C Group’s EBITDA decreased in the second quarter of 2012, compared to the same period in 2011, primarily driven by the unfavorable impact of the inclusion of a $4,000 gain related to the revaluation of a contingent consideration liability that was recognized during the second quarter of 2011, the unfavorable impact of increased sales pursuit costs of $3,900, resulting from increased new proposal activity, the unfavorable impact related to the change in net foreign exchange transactions of $3,600, the unfavorable impact related to net penalties on unrecognized tax benefits of $2,300, the unfavorable impact of a $1,500 charge in the second quarter of 2012 related to the write-off of capitalized costs for a wind farm development project in Italy that, due to recent legislation, was no longer an economically viable project and decreased equity earnings from our Global E&C Group’s projects in Italy of $1,200, partially offset by increased contract profit of $3,200. The increase in contract profit primarily resulted from increased volume of operating revenues, excluding flow-through revenues, partially offset by decreased contract profit margins.

Six Months Ended June 30, 2012

Our Global E&C Group experienced a decrease in operating revenues of 22% in the first six months of 2012, compared to the same period in 2011. The decrease in the period was primarily driven by decreased flow-through revenues of $436,600. Excluding flow-through revenues and foreign currency fluctuations, our Global E&C Group’s operating revenues increased 12% in the first six months of 2012, compared to the same period in 2011.

Our Global E&C Group’s EBITDA decreased in the first six months of 2012, compared to the same period in 2011, primarily driven by the unfavorable impact of increased sales pursuit costs of $8,100, resulting from increased new proposal activity, decreased equity earnings from our Global E&C Group’s projects in Italy of $4,200, the unfavorable impact of the inclusion of a $4,000 gain related to the revaluation of a contingent consideration liability that was recognized during the second quarter of 2011, the unfavorable impact related to the change in net foreign exchange transactions of $3,500 and the unfavorable impact of the inclusion of a $1,500 charge in the first six months of 2012 related to the write-off of capitalized costs for a wind farm development project in Italy, as further described above, partially offset by increased contract profit of $17,400. The increase in contract profit primarily resulted from increased volume of operating revenues, excluding flow-through revenues, and increased contract profit margins.

Our equity earnings in the first six months of 2012 were unfavorably impacted by the results of one of our projects in Italy that recorded a charge to establish a reserve against its receivable balance for emission rights earned prior to 2012 and experienced decreased earnings as a result of a facility maintenance shutdown during the first quarter of 2012.

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

Global markets in the engineering and construction industry have experienced intense competition among engineering and construction contractors and pricing pressure for contracts awarded. Additionally, some clients have been releasing, and continue to release, tranches of work on a piecemeal basis. The engineering and construction industry may be further impacted by potential downside risk to global economic growth driven primarily by continued sovereign debt and bank funding pressures in the Eurozone, the speed at which governmental efforts directed at spending and debt reduction are being implemented, a slowdown in the economic growth rate in China and geopolitical oil supply risks, which could impact global economic growth through a significant rise in oil prices. If these risks materialize, our Global E&C Group could be impacted. However, we are seeing clients developing new projects and reactivating planned projects that had previously been placed on hold.

We have continued to be successful in booking contracts of varying types and sizes in our key end markets, including an owner’s engineering contract for a liquefied natural gas liquefaction facility in the U.S., an engineering and procurement award for delayed coker heaters in Asia, a front-end engineering design, or FEED, award for an upgrading unit in South America, an additional engineering, procurement and construction management, or EPCm, award for a refinery project in North America, an early detailed engineering award for a new refinery in South America, an additional EPCm award for a gas storage facility in Europe, an engineering and procurement award for a steam reformer heater in Russia, a delayed coker process award design package for an upgrader in South America, and FEED and project management consultancy awards for chemicals facilities in Asia.

Our success in this regard is a reflection of our safety performance, our technical expertise, our project execution performance, our long-term relationships with clients, and our selective approach in pursuit of new prospects where we believe we have significant differentiators.

Global Power Group

	Quarter Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Operating revenues	$276,884	$291,798	$(14,914)	(5.1)%	$539,107	$504,307	$34,800	6.9%

EBITDA	$43,850	$67,735	$(23,885)	(35.3)%	$96,166	$94,199	$1,967	2.1%

Results

Our Global Power Group’s operating revenues by geographic region for the quarter and six months ended June 30, 2012 and 2011, based upon where our projects are being executed, were as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Africa	$1,272	$882	$390	44.2%	$2,450	$882	$1,568	177.8%
Asia	99,024	65,464	33,560	51.3%	212,180	135,081	77,099	57.1%
Australasia and other*	-	6	(6)	(100.0)%	-	6	(6)	(100.0)%
Europe	96,532	126,933	(30,401)	(24.0)%	180,916	201,185	(20,269)	(10.1)%
Middle East	4,473	11,839	(7,366)	(62.2)%	7,653	20,741	(13,088)	(63.1)%
North America	67,533	78,867	(11,334)	(14.4)%	120,068	131,148	(11,080)	(8.4)%
South America	8,050	7,807	243	3.1%	15,840	15,264	576	3.8%

Total	$276,884	$291,798	$(14,914)	(5.1)%	$539,107	$504,307	$34,800	6.9%

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

Please refer to the “—Overview of Segment” section below for a discussion of our Global Power Group’s market outlook.

Quarter Ended June 30, 2012

Our Global Power Group experienced a decrease in operating revenues in the second quarter of 2012, compared to the same period in 2011. The decrease was primarily driven by the unfavorable impact of foreign currency fluctuations. Excluding foreign currency fluctuations, our Global Power Group’s operating revenues increased 2% in the second quarter of 2012, compared to the same period in 2011.

Our Global Power Group’s EBITDA decreased in the second quarter of 2012, compared to the same period in 2011, primarily driven by decreased contract profit of $17,200. The decrease in contract profit primarily resulted from decreased contract profit margins, partially offset by increased volume of operating revenues, excluding the impact of foreign currency fluctuations. The decrease in EBITDA also included the unfavorable impact of decreased equity earnings from our Global Power Group’s project in Chile of $5,500 and the favorable impact of decreased legal fees of $3,200. Please see below for further discussion regarding our Global Power Group’s project in Chile.

Six Months Ended June 30, 2012

Our Global Power Group experienced an increase in operating revenues in the six months ended June 30, 2012, compared to the same period in 2011. The increase was primarily driven by increased volume of business, partially offset by the unfavorable impact of foreign currency fluctuations. Excluding foreign currency fluctuations, our Global Power Group’s operating revenues increased 13% in the six months ended June 30, 2012, compared to the same period in 2011.

Our Global Power Group’s EBITDA increased in the six months ended June 30, 2012, compared to the same period in 2011, primarily driven by increased contract profit of $8,700. The increase in contract profit primarily resulted from increased volume of operating revenues and, to a lesser extent, increased contract profit margins. Additionally, the increase in contract profit included the favorable impact of a settlement with a subcontractor of approximately $6,900 during the first six months of 2012 and the favorable impact of the inclusion of an out-of-period correction recorded in the six months ended June 30, 2011 for a reduction of final estimated profit of approximately $4,600, both of which are discussed in the preceding section within this Item 2 entitled “—Results of Operations-EBITDA”. The increase in EBITDA also included the unfavorable impact of decreased equity earnings from our Global Power Group’s project in Chile of $8,100 and the favorable impact of decreased legal fees of $3,400. Please see below for further discussion regarding our Global Power Group’s project in Chile.

Equity Earnings from Project in Chile

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

Our equity earnings from our project in Chile were $6,100 and $11,600 in the second quarter of 2012 and 2011, respectively. Our equity earnings from our project in Chile were $13,400 and $21,500 in the six months ended June 30, 2012 and 2011, respectively. The decrease in equity earnings in the quarter and six months ended June 30, 2012, compared to the same periods in 2011, included the impact of lower marginal rates in 2012 for electrical power generation.

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

We believe that there will be sustained demand in 2012, compared to 2011, for the products and services of our Global Power Group, with opportunities in Asia, the Middle East and South America driven by growing electricity demand and industrial production in these regions.

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

There is potential downside risk to global economic growth driven primarily by continued sovereign debt and bank funding pressures in the Eurozone, the speed at which governmental efforts directed at spending and debt reduction are being implemented and geopolitical oil supply risks, which could impact global economic growth through a significant rise in oil prices. If these risks materialize, our Global Power Group could be impacted.

Longer-term, we believe that global demand for electrical energy will continue to grow. We believe that the majority of the growth will be driven by emerging economies and that solid-fuel-fired steam generators will continue to fill a significant portion of the incremental growth in new generating capacity in the emerging economies.

Globally, we see a growing need to repower older coal plants with new, more efficient and cleaner burning plants, including both coal and other fuels, in order to meet environmental, financial and reliability goals set by policy makers in many countries. The fuel flexibility of our CFB steam generators enables them to burn a wide variety of fuels other than coal and to produce carbon-neutral electricity when fired by biomass. In addition, our utility steam generators can be designed to incorporate supercritical steam technology, which we believe significantly improves power plant efficiency and reduces power plant emissions.

We are currently executing a project for four 550 MWe supercritical CFB steam generators for a power project in South Korea, which we believe is an indication of the successful scale-up of our CFB technology and further advances our CFB supercritical technology with a vertical-tube, once-through design. Commercial operation of the units is scheduled for 2015.

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

Recently we were awarded a contract for the construction of a large solar plant in the U.S. The solutions we provide are based on our clients’ varied needs and we believe our success in winning new awards comes from our track record of developing innovative technology to competitively combine reliability with efficiency and achieve environmental goals.

Liquidity and Capital Resources

Cash Flows Activities

Our cash and cash equivalents, short-term investments and restricted cash balances were:

	As of

	June 30, 2012	December 31, 2011	$ Change	% Change
Cash and cash equivalents	$767,259	$718,049	$49,210	6.9%

Short-term investments	-	1,294	(1,294)	(100.0)%

Restricted cash	35,384	44,094	(8,710)	(19.8)%

Total	$802,643	$763,437	$39,206	5.1%

Total cash and cash equivalents, short-term investments and restricted cash held by our non-U.S. entities as of June 30, 2012 and December 31, 2011 were $547,500 and $630,000, respectively.

During the first six months of 2012, we experienced an increase in cash and cash equivalents of $49,200, primarily as a result of cash provided by operating activities of $80,500. The increase in cash and cash equivalents also included the net impact of capital expenditures of $16,200, distributions to noncontrolling interests of $11,700 and cash used to repurchase shares and to pay related commissions under our share repurchase program of $11,000.

Cash Flows from Operating Activities

	Six Months Ended June 30,
	2012	2011	$ Change
Net cash provided by operating activities	$80,544	$138,964	$(58,420)

Net cash provided by operating activities in the first six months of 2012 primarily resulted from cash provided by net income of $132,600, which excludes non-cash charges of $54,500, partially offset by cash used for working capital of $37,800 and mandatory contributions to our non-U.S. pension plans of $10,800.

The decrease in net cash provided by operating activities of $58,400 in the first six months of 2012, compared to the same period of 2011, resulted primarily from a decrease in cash related to working capital of $64,000 and decreased cash provided by net income of $9,000, partially offset by decreased cash used for asbestos-related activities of $13,600.

Working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts and the timing of the related cash receipts. During the first six months of 2012, we used cash to fund working capital, as cash used for services rendered and purchases of materials and equipment exceeded cash receipts from client billings. During the first six months of 2012, we used cash to fund working capital in our Global E&C Group, partially offset by cash generated from the conversion of working capital in our Global Power Group. We generated cash from the conversion of working capital during the first six months of 2011, as cash receipts from client billings exceeded cash used for services rendered and purchases of materials and equipment.

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

Cash Flows from Investing Activities

	Six Months Ended June 30,

	2012	2011	$ Change
Net cash used in investing activities	$(1,707)	$(28,059)	$26,352

The net cash used in investing activities in the first six months of 2012 was attributable primarily to capital expenditures of $16,200, partially offset by a decrease in restricted cash, excluding foreign currency translation effects, of $7,900 and a return of investment from unconsolidated affiliates of $6,200.

The net cash used in investing activities in the first six months of 2011 was attributable primarily to capital expenditures of $17,300 and an increase in restricted cash, excluding foreign currency translation effects, of $12,100.

The capital expenditures in the first six months of 2012 and 2011 related primarily to leasehold improvements, information technology equipment and office equipment.

Cash Flows from Financing Activities

	Six Months Ended June 30,

	2012	2011	$ Change
Net cash used in financing activities	$(28,617)	$(164,083)	$135,466

The net cash used in financing activities in the first six months of 2012 was attributable primarily to distributions to noncontrolling interests of $11,700, cash used to repurchase shares and to pay related commissions under our share repurchase program of $11,000 and repayment of debt and capital lease obligations of $6,500.

The net cash used in financing activities in the first six months of 2011 was attributable primarily to cash used to repurchase shares and to pay related commissions under our share repurchase program of $160,100. Other financing activities included cash provided from exercises of stock options of $11,800, partially offset by distributions to noncontrolling interests of $8,700.

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

We are dependent on cash repatriations from our subsidiaries to cover essentially all payments and expenses of our holding company in Switzerland, to cover cash needs related to our asbestos-related liability and other overhead expenses in the U.S. and, at our discretion, the acquisition of our shares under our share repurchase program, as described further below. Consequently, we require cash repatriations to Switzerland and the U.S. from our entities located in other countries in the normal course of our operations to meet our Swiss and U.S. cash needs and have successfully repatriated cash for many years. We believe that we can repatriate the required amount of cash to Switzerland and the U.S. Additionally, we continue to have access to the revolving credit portion of our U.S. senior credit facility, if needed.

Our net asbestos-related payments are the result of asbestos liability indemnity and defense costs payments in excess of insurance settlement proceeds. During the first six months of 2012, we had net asbestos-related cash outflows of approximately $6,900. We expect the 2012 full year net cash outflows to be approximately $7,900. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.

On July 30, 2010, Foster Wheeler AG, Foster Wheeler Ltd., certain of Foster Wheeler Ltd.’s subsidiaries and BNP Paribas, as Administrative Agent, entered into a four-year amendment and restatement of our U.S. senior credit agreement, which we entered into in October 2006. The amended and restated U.S. senior credit agreement, which became an unsecured facility in March 2012 as described below, provides for a facility of $450,000, and includes a provision which permits future incremental increases of up to an aggregate of $225,000 in total additional availability under the facility. The amended and restated U.S. senior credit agreement permits us to issue up to $450,000 in letters of credit under the facility. Letters of credit issued under the amended and restated U.S. senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in our corporate credit rating as reported by Moody’s Investors Service, which we refer to as Moody’s, and/or Standard & Poor’s, which we refer to as S&P. We received a corporate credit rating of BBB- as issued by S&P during the third quarter of 2010, which, under the amended and restated U.S. senior credit agreement, reduced our pricing for letters of credit issued under the agreement. We received a corporate credit rating of Baa3 as issued by Moody’s during the first quarter of 2012, which led to the automatic release and termination of all liens securing our obligations under the agreement. Based on our current credit ratings, letter of credit fees for performance and financial letters of credit issued under the amended and restated U.S. senior credit agreement are 1.000% and 2.000% per annum of the outstanding amount, respectively, excluding fronting fees. We also have the option to use up to $100,000 of the $450,000 for revolving borrowings at a rate equal to adjusted LIBOR, as defined in the agreement, plus 2.000%, subject also to the performance pricing noted above.

Prior to becoming an unsecured facility in March 2012, our amended and restated U.S. senior credit agreement required that the assets and/or stock of certain of our subsidiaries be held as collateral.

We had approximately $275,500 and $225,600 of letters of credit outstanding under our U.S. senior credit agreement as of June 30, 2012 and December 31, 2011, respectively. There were no funded borrowings under our U.S. senior credit agreement outstanding as of June 30, 2012 and December 31, 2011. Based on our current operating plans and cash forecasts, we do not intend to borrow under our U.S. senior credit facility over the next 12 months. Please refer to Note 5 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.

On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our unconsolidated affiliate’s facility in Chile. As a result of the damage, the project’s facility suspended normal operating activities on that date and subsequently filed claims with its insurance carrier for property damage and business interruption recoveries. Based on the assessments and cost estimate, as well as correspondence received from the insurance carrier, we expect the property damage and business interruption insurance recoveries to be sufficient to cover the costs of repairing the facility and to substantially compensate our unconsolidated affiliate for the loss of profits while the facility suspended normal operating activities. Our unconsolidated affiliate’s receivable related to the remaining balance under its property damage and business interruption insurance recovery assessment was approximately $68,100 as of June 30, 2012. The facility achieved normal operating activities in the third quarter of 2011.

We are not required to make any mandatory contributions to our U.S. pension plans in 2012 based on the minimum statutory funding requirements. We made mandatory contributions totaling approximately $10,800 to our non-U.S. pension plans during the first six months of 2012. Based on the minimum statutory funding requirements for 2012, we expect to make mandatory contributions totaling approximately $22,800 to our non-U.S. pension plans for the full year. Additionally, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during 2012.

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

Based on the aggregate share repurchases under our program through June 30, 2012, we were authorized to repurchase up to an additional $500,000 of our outstanding shares. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Through June 30, 2012, we have repurchased 40,215,749 shares for an aggregate cost of approximately $1,004,400 since the inception of the repurchase program announced on September 12, 2008. We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other privately negotiated transactions pursuant to our share repurchase program. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans. For further information, please refer to Part II, Item 2 of this quarterly report on Form 10-Q.

We have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends. Our current U.S. senior credit agreement contains limitations on cash dividend payments as well as other restricted payments.

Off-Balance Sheet Arrangements

We own several noncontrolling interests in power projects in Chile and Italy. Certain of the projects have third-party debt that is not consolidated in our balance sheet. We have also issued certain guarantees for our project in Chile. Please refer to Note 3 to the consolidated financial statements in this quarterly report on Form 10-Q for further information related to these projects.

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

New Orders, Measured in Terms of Future Revenues

	June 30, 2012			June 30, 2011
	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total
By Project Location:
Quarter Ended
North America	$91,000	$67,400	$158,400	$81,100	$51,900	$133,000
South America	60,900	8,800	69,700	156,500	9,200	165,700
Europe	120,500	30,300	150,800	112,400	46,700	159,100
Asia	101,100	9,500	110,600	219,500	468,000	687,500
Middle East	65,100	200	65,300	29,400	100	29,500
Africa	4,400	-	4,400	5,700	100	5,800
Australasia and other*	53,900	-	53,900	60,300	-	60,300

Total	$496,900	$116,200	$613,100	$664,900	$576,000	$1,240,900

Six Months Ended
North America	$144,300	$108,000	$252,300	$165,100	$134,500	$299,600
South America	132,000	16,300	148,300	225,600	13,100	238,700
Europe	333,900	110,000	443,900	262,900	77,800	340,700
Asia	202,000	43,300	245,300	303,700	480,400	784,100
Middle East	110,300	300	110,600	55,600	8,100	63,700
Africa	17,400	-	17,400	53,200	5,800	59,000
Australasia and other*	229,600	-	229,600	318,600	-	318,600

Total	$1,169,500	$277,900	$1,447,400	$1,384,700	$719,700	$2,104,400

By Industry:
Quarter Ended
Power generation	$18,900	$86,500	$105,400	$4,900	$545,600	$550,500
Oil refining	210,700	-	210,700	483,600	-	483,600
Pharmaceutical	20,500	-	20,500	17,700	-	17,700
Oil and gas	157,500	-	157,500	73,900	-	73,900
Chemical/petrochemical	73,500	-	73,500	74,900	-	74,900
Power plant operation and maintenance	5,200	29,700	34,900	3,800	30,400	34,200
Environmental	2,100	-	2,100	1,600	-	1,600
Other, net of eliminations	8,500	-	8,500	4,500	-	4,500

Total	$496,900	$116,200	$613,100	$664,900	$576,000	$1,240,900

Six Months Ended
Power generation	$45,900	$224,600	$270,500	$8,200	$667,400	$675,600
Oil refining	519,500	-	519,500	807,500	-	807,500
Pharmaceutical	35,400	-	35,400	25,600	-	25,600
Oil and gas	364,100	-	364,100	350,400	-	350,400
Chemical/petrochemical	171,400	-	171,400	162,500	-	162,500
Power plant operation and maintenance	10,900	53,300	64,200	9,000	52,300	61,300
Environmental	5,500	-	5,500	3,200	-	3,200
Other, net of eliminations	16,800	-	16,800	18,300	-	18,300

Total	$1,169,500	$277,900	$1,447,400	$1,384,700	$719,700	$2,104,400

* Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

Backlog, Measured in Terms of Future Revenues

	As of June 30, 2012			As of December 31, 2011
	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total
By Contract Type:
Lump-sum turnkey	$-	$120,800	$120,800	$-	$164,300	$164,300
Other fixed-price	468,200	790,500	1,258,700	515,400	997,200	1,512,600
Reimbursable	1,727,000	35,500	1,762,500	1,904,800	44,400	1,949,200

Total	$2,195,200	$946,800	$3,142,000	$2,420,200	$1,205,900	$3,626,100

By Project Location:
North America	$370,200	$195,900	$566,100	$483,200	$217,400	$700,600
South America	315,800	27,500	343,300	328,100	25,500	353,600
Europe	668,000	183,400	851,400	637,100	234,500	871,600
Asia	361,600	532,700	894,300	413,300	711,100	1,124,400
Middle East	320,300	7,300	327,600	275,700	15,000	290,700
Africa	60,000	-	60,000	104,700	2,400	107,100
Australasia and other*	99,300	-	99,300	178,100	-	178,100

Total	$2,195,200	$946,800	$3,142,000	$2,420,200	$1,205,900	$3,626,100

By Industry:
Power generation	$314,000	$830,900	$1,144,900	$304,000	$1,090,000	$1,394,000
Oil refining	1,261,300	-	1,261,300	1,468,400	-	1,468,400
Pharmaceutical	33,800	-	33,800	28,200	-	28,200
Oil and gas	256,800	-	256,800	303,600	-	303,600
Chemical/petrochemical	308,200	-	308,200	287,900	-	287,900
Power plant operations and maintenance	-	115,900	115,900	-	115,900	115,900
Environmental	4,100	-	4,100	3,600	-	3,600
Other, net of eliminations	17,000	-	17,000	24,500	-	24,500

Total	$2,195,200	$946,800	$3,142,000	$2,420,200	$1,205,900	$3,626,100

Backlog, measured in terms of Foster Wheeler Scope	$1,304,000	$937,300	$2,241,300	$1,365,900	$1,196,400	$2,562,300

Global E&C Group Man-hours in Backlog (in thousands)	10,300		10,300	11,600		11,600

* Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in decreases of $9,100 and $11,900, respectively, as of June 30, 2012 compared to December 31, 2011.

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

Application of Critical Accounting Estimates

Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Management and the Audit Committee of our Board of Directors approve the critical accounting policies. A full discussion of our critical accounting policies and estimates is included in our annual report on Form 10-K for the year ended December 31, 2011. We did not have a significant change to the application of our critical accounting policies and estimates during the first six months of 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six months of 2012, there were no material changes in the market risks as described in our annual report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information with respect to purchases under our share repurchase program during the second quarter of 2012.

Fiscal Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 through April 30, 2012	-	$-	-
May 1, 2012 through May 31, 2012	-	-	-
June 1, 2012 through June 30, 2012	-	-	-

Total	-	$-	-	(2)	$500,000

(1)

During the second quarter of 2012, we did not repurchase any shares pursuant to our share repurchase program. We were authorized to repurchase up to an additional $500,000 of our outstanding shares as of June 30, 2012. The repurchase program has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase program.

(2)	As of June 30, 2012, an aggregate of 40,215,749 shares were purchased for a total of $1,004,398 since the inception of the repurchase program announced on September 12, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibits

3.1	Articles of Association of Foster Wheeler AG.
3.2	Organizational Regulations of Foster Wheeler AG. (Filed as Exhibit 3.1 to Foster Wheeler AG’s Form 8-K, filed on May 4, 2012, and incorporated herein by reference.)
23.1	Consent of Analysis, Research & Planning Corporation.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG

(Registrant)

Date: July 31, 2012	/s/ J. KENT MASTERS
J. KENT MASTERS
CHIEF EXECUTIVE OFFICER

Date: July 31, 2012	/s/ FRANCO BASEOTTO
FRANCO BASEOTTO
EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER