Form 10-Q
period 2012-09-30
FOSTER WHEELER AG
filed 2012-11-09
CIK 1130385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 106,035,631 registered shares were outstanding as of October 26, 2012.

FOSTER WHEELER AG

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands of dollars, except per share amounts)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues	$803,232	$1,131,856	$2,679,354	$3,351,986
Cost of operating revenues	649,369	995,792	2,246,608	2,963,055

Contract profit	153,863	136,064	432,746	388,931

Selling, general and administrative expenses	77,631	75,087	246,339	229,330
Other income, net	(14,388)	(6,658)	(33,143)	(42,314)
Other deductions, net	8,824	8,939	25,162	21,777
Interest income	(2,470)	(5,562)	(8,588)	(13,265)
Interest expense	3,197	3,079	10,862	10,385
Net asbestos-related provision	2,000	1,987	7,710	4,387

Income before income taxes	79,069	59,192	184,404	178,631
Provision for income taxes	16,790	16,502	43,965	42,829

Net income	62,279	42,690	140,439	135,802

Less: Net income attributable to noncontrolling interests	4,057	5,832	10,712	12,664

Net income attributable to Foster Wheeler AG	$58,222	$36,858	$129,727	$123,138

Earnings per share (see Note 1):
Basic	$0.54	$0.31	$1.21	$1.01

Diluted	$0.54	$0.31	$1.20	$1.01

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands of dollars)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$62,279	$42,690	$140,439	$135,802

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	15,307	(41,856)	5,987	(13,634)
Cash flow hedges adjustments, net of tax:
Unrealized loss	(1,989)	(4,568)	(3,787)	(4,351)
Reclassification for losses included in net income	679	602	1,717	2,347

Total cash flow hedges adjustments, net of tax	(1,310)	(3,966)	(2,070)	(2,004)
Pension and other postretirement benefits adjustments, net of tax:
Net actuarial loss	-	-	-	(2,664)
Prior service credit	-	-	-	35,561
Amortization included in net periodic pension cost	2,862	1,798	8,455	5,883

Total pension and other postretirement benefits adjustments, net of tax	2,862	1,798	8,455	38,780

Other comprehensive income/(loss), net of tax	16,859	(44,024)	12,372	23,142

Comprehensive income/(loss)	79,138	(1,334)	152,811	158,944
Less: Comprehensive income attributable to noncontrolling interests	4,597	2,582	11,020	9,861

Comprehensive income/(loss) attributable to Foster Wheeler AG	$74,541	$(3,916)	$141,791	$149,083

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands of dollars, except share data and per share amounts)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$709,370	$718,049
Short-term investments	-	1,294
Accounts and notes receivable, net:
Trade	530,818	427,984
Other	94,152	97,495
Contracts in process	246,414	166,648
Prepaid, deferred and refundable income taxes	65,101	62,616
Other current assets	43,244	49,101

Total current assets	1,689,099	1,523,187

Land, buildings and equipment, net	340,100	341,987
Restricted cash	78,962	44,094
Notes and accounts receivable - long-term	5,488	6,210
Investments in and advances to unconsolidated affiliates	202,717	211,109
Goodwill	112,767	112,120
Other intangible assets, net	65,206	74,386
Asbestos-related insurance recovery receivable	126,421	157,127
Other assets	134,943	118,178
Deferred tax assets	28,749	25,482

TOTAL ASSETS	$2,784,452	$2,613,880

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$12,874	$12,683
Accounts payable	321,100	250,821
Accrued expenses	232,689	237,089
Billings in excess of costs and estimated earnings on uncompleted contracts	573,815	550,746
Income taxes payable	45,848	39,645

Total current liabilities	1,186,326	1,090,984

Long-term debt	129,082	136,428
Deferred tax liabilities	45,347	44,622
Pension, postretirement and other employee benefits	163,736	171,065
Asbestos-related liability	245,317	269,520
Other long-term liabilities	167,556	160,596
Commitments and contingencies

TOTAL LIABILITIES	1,937,364	1,873,215

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	9,645	4,993

TOTAL TEMPORARY EQUITY	9,645	4,993

Equity:
Registered shares:
CHF 3.00 par value; authorized: 170,862,797 shares and 187,847,379 shares, respectively; conditionally authorized: 59,525,900 shares and 59,781,738 shares, respectively; issued: 108,544,841 shares and 125,529,423 shares, respectively; outstanding: 106,036,531 shares and 108,289,003 shares, respectively.	269,122	321,181
Paid-in capital	261,108	606,053
Retained earnings	829,698	699,971
Accumulated other comprehensive loss	(518,004)	(530,068)
Treasury shares (outstanding: 2,508,310 shares and 17,240,420 shares, respectively)	(50,921)	(409,390)

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	791,003	687,747

Noncontrolling interests	46,440	47,925

TOTAL EQUITY	837,443	735,672

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$2,784,452	$2,613,880

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands of dollars)

(unaudited)

	Registered Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Foster Wheeler AG Shareholders’ Equity	Noncontrolling Interests	Total Equity
Nine Months Ended September 30, 2011:
Balance at December 31, 2010	$334,052	$659,739	$537,588	$(464,504)	$(99,182)	$967,693	$47,656	$1,015,349
Net income	-	-	123,138	-	-	123,138	12,664	135,802
Other comprehensive income, net of tax	-	-	-	25,945	-	25,945	(2,803)	23,142
Issuance of registered shares upon exercise of stock options	1,334	9,557	-	-	-	10,891	-	10,891
Issuance of registered shares upon vesting of restricted awards	381	(381)	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(10,425)	(10,425)
Capital contribution from noncontrolling interests	-	-	-	-	-	-	125	125
Share-based compensation expense	-	10,716	-	-	-	10,716	-	10,716
Excess tax benefit related to share-based compensation	-	6	-	-	-	6	-	6
Repurchase of registered shares	-	-	-	-	(240,155)	(240,155)	-	(240,155)
Retirement of registered shares	(15,775)	(83,407)	-	-	99,182	-	-	-

Balance at September 30, 2011	$319,992	$596,230	$660,726	$(438,559)	$(240,155)	$898,234	$47,217	$945,451

Nine Months Ended September 30, 2012:
Balance at December 31, 2011	$321,181	$606,053	$699,971	$(530,068)	$(409,390)	$687,747	$47,925	$735,672
Net income	-	-	129,727	-	-	129,727	10,712	140,439
Other comprehensive loss, net of tax	-	-	-	12,064	-	12,064	308	12,372
Issuance of registered shares upon exercise of stock options	147	588	-	-	-	735	-	735
Issuance of registered shares upon vesting of restricted awards	679	(679)	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(12,505)	(12,505)
Share-based compensation expense	-	11,712	-	-	-	11,712	-	11,712
Excess tax shortfall related to share-based compensation	-	(61)	-	-	-	(61)	-	(61)
Repurchase of registered shares	-	-	-	-	(50,921)	(50,921)	-	(50,921)
Retirement of registered shares	(52,885)	(356,505)	-	-	409,390	-	-	-

Balance at September 30, 2012	$269,122	$261,108	$829,698	$(518,004)	$(50,921)	$791,003	$46,440	$837,443

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands of dollars)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$140,439	$135,802
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	39,171	37,398
Net asbestos-related provision	7,710	4,400
Share-based compensation expense	16,362	15,779
Excess tax shortfall/(benefit) related to share-based compensation	61	(6)
Deferred income tax provision/(benefit)	413	(7,322)
Loss/(gain) on sale of assets	57	(934)
Dividends, net of equity in earnings of unconsolidated affiliates	3,859	16,630
Other noncash items	801	-
Changes in assets and liabilities:
(Increase)/decrease in receivables	(103,430)	108,849
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	(65,132)	(6,368)
Increase/(decrease) in accounts payable and accrued expenses	73,476	(61,223)
Net change in other current assets and liabilities	9,228	(221)
Net change in other long-term assets and liabilities	(12,410)	(29,468)

Net cash provided by operating activities	110,605	213,316

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(34,912)	(21,407)
Capital expenditures	(26,690)	(22,885)
Proceeds from sale of assets	309	1,773
Return of investment from unconsolidated affiliates	6,207	2
Investments in and advances to unconsolidated affiliates	(1,987)	-
Purchase of short-term investments	-	(2,861)
Proceeds from sale of short-term investments	1,255	-

Net cash used in investing activities	(55,818)	(45,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	(50,921)	(240,155)
Distributions to noncontrolling interests	(12,505)	(10,425)
Proceeds from capital contribution from noncontrolling interests	-	125
Proceeds from stock options exercised	735	11,910
Excess tax (shortfall)/benefit related to share-based compensation	(61)	6
Payment of deferred financing costs	(3,993)	-
Repayment of debt and capital lease obligations	(7,065)	(8,000)

Net cash used in financing activities	(73,810)	(246,539)

Effect of exchange rate changes on cash and cash equivalents	10,344	(16,823)

DECREASE IN CASH AND CASH EQUIVALENTS	(8,679)	(95,424)
Cash and cash equivalents at beginning of year	718,049	1,057,163

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$709,370	$961,739

See notes to consolidated financial statements

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

The consolidated financial statements include the accounts of Foster Wheeler AG and all U.S. and non-U.S. subsidiaries, as well as certain entities in which we have a controlling interest. Intercompany transactions and balances have been eliminated. See “—Variable Interest Entities” below for further information related to the consolidation of variable interest entities.

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

At any time, we have numerous contracts in progress, all of which are at various stages of completion. Accounting for revenues and profits on long-term contracts requires estimates of total contract costs and estimates of progress toward completion to determine the extent of revenue and profit recognition. These estimates may be revised as additional information becomes available or as specific project circumstances change. We review all of our material contracts on a monthly basis and revise our estimates as appropriate for developments such as earning project incentive bonuses, incurring or expecting to incur contractual liquidated damages for performance or schedule issues, providing services and purchasing third-party materials and equipment at costs differing from those previously estimated and testing completed facilities, which, in turn, eliminates or confirms completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and, therefore, tend to be earned late in a project’s life cycle.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Number of separate projects	12	11	27	26

Net increase in contract profit from the regular revaluation of final estimated contract profit revisions	$22,700	$9,500	$58,000	$23,300

The changes in final estimated contract profit revisions for our Global Power Group were increased during the nine months ended September 30, 2012 for a favorable settlement with a subcontractor of approximately $6,900 recognized in the first quarter of 2012. The changes in final estimated contract profit revisions during the nine months ended September 30, 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling approximately $7,800, which included final estimated profit reductions in our Global Engineering and Construction Group (“Global E&C Group”) and our Global Power Group of approximately $3,200 and $4,600, respectively. The corrections were recorded in the first quarter of 2011 as they were not material to previously issued financial statements, nor were they material to the full year 2011 financial statements.

Please see Note 11 for further information related to changes in final estimated contract profit and the impact on business segment results.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims as additional contract revenue if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. These two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. Our consolidated financial statements included commercial claims of $7,700 and $6,700 as of September 30, 2012 and December 31, 2011, respectively, while substantially all costs had been incurred as of each respective date.

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. Deferred pre-contract costs were inconsequential as of September 30, 2012 and December 31, 2011.

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

Trade Accounts Receivable — Trade accounts receivable represent amounts billed to customers. In accordance with terms under our long-term contracts, our customers may withhold certain percentages of such billings until completion and acceptance of the work performed, which we refer to as retention receivables. Final payment of retention receivables might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, are included in current assets on the consolidated balance sheet. We have not recorded a provision for the outstanding retention receivable balances as of September 30, 2012 and December 31, 2011.

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

As of September 30, 2012 and December 31, 2011, we participated in certain entities determined to be VIEs, including a gas-fired cogeneration facility in Martinez, California and a refinery/electric power generation project in Chile. We consolidate the operations of the Martinez project while we record our participation in the project in Chile on the equity method of accounting.

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

The computations of basic and diluted earnings per share were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to Foster Wheeler AG	$58,222	$36,858	$129,727	$123,138
Basic weighted-average number of shares outstanding	107,065,999	118,611,912	107,558,489	121,852,185
Effect of dilutive securities	253,963	189,569	298,879	537,449

Diluted weighted-average number of shares outstanding	107,319,962	118,801,481	107,857,368	122,389,634

Earnings per share:
Basic	$0.54	$0.31	$1.21	$1.01

Diluted	$0.54	$0.31	$1.20	$1.01

The following table summarizes options not included in the calculation of diluted earnings per share as the assumed proceeds from those options, on a per share basis, were greater than the average share price for the period, which would result in an antidilutive effect on diluted earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options not included in the computation of diluted earnings per share	2,809,894	1,627,086	2,809,894	1,423,399

2. Business Combinations

In December 2011, we acquired the outstanding shares of Graf-Wulff GmbH, a company based in Germany, for a purchase price of approximately €22,300 (approximately $29,400 at the exchange rate on the date of the acquisition), net of cash acquired. The acquired company designs, manufactures and installs equipment which utilizes circulating dry ash flue gas scrubbing technology for all types of steam generators in the power and industrial sectors. Our consolidated balance sheet as of December 31, 2011 filed in our 2011 Form 10-K included a preliminary purchase price allocation for this acquisition. As a result of finalizing our valuation of net assets acquired, we have increased the goodwill balance as of December 31, 2011 which is presented on our consolidated balance sheet and related financial statement notes for the period and nine months ended September 30, 2012. The increase in goodwill was primarily attributable to an increased valuation of billings in excess of costs and estimated earnings on uncompleted contracts and a deferred tax liability related to intangible assets. The purchase price allocation and pro forma impact assuming the acquisition had occurred as of the beginning of 2011 were not significant to our consolidated financial statements. This company’s financial results are included within our Global Power Group business segment.

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

On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our unconsolidated affiliate’s facility in Chile. As a result of the damage, the project’s facility suspended normal operating activities on that date and subsequently filed a claim with its insurance carrier for property damage and business interruption recoveries. The property damage and business interruption insurance recoveries were sufficient to cover the costs of repairing the facility and to substantially compensate our unconsolidated affiliate for the loss of profits while the facility suspended normal operating activities. Our unconsolidated affiliate collected substantially all of the remaining amounts due under their property damage and business interruption insurance claims during the third quarter of 2012. The facility achieved normal operating activities in the third quarter of 2011.

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

We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for these entities (each as a whole) based on where the projects are located:

	September 30, 2012		December 31, 2011
	Italy	Chile	Italy	Chile
Balance Sheet Data:
Current assets	$142,545	$124,331	$168,501	$130,880
Other assets (primarily buildings and equipment)	355,118	100,954	366,414	108,165
Current liabilities	76,723	36,381	82,164	55,590
Other liabilities (primarily long-term debt)	225,713	41,699	232,356	45,105
Net assets	195,227	147,205	220,395	138,350

	Quarter Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Italy	Chile	Italy	Chile	Italy	Chile	Italy	Chile
Income Statement Data:
Total revenues	$65,746	$19,377	$38,516	$13,121	$148,486	$70,267	$121,240	$61,450
Gross profit	7,976	12,120	10,230	2,008	18,428	40,797	41,955	19,863
Income before income taxes	5,435	15,770	7,309	13,550	10,905	44,166	33,232	48,015
Net earnings	3,209	12,853	4,041	10,840	6,856	36,220	19,994	36,567

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

Our consolidated financial statements reflect the following amounts related to our unconsolidated affiliates in Italy and Chile:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Equity in the net earnings of unconsolidated affiliates	$6,856	$4,467	$22,675	$32,546
Distributions from unconsolidated affiliates	$-	$4,249	$31,917	$47,659

	September 30, 2012	December 31, 2011
Total investment in unconsolidated affiliates	$185,129	$195,033

Our equity earnings from our projects in Italy were $1,573 and $1,882 in the third quarter of 2012 and 2011, respectively, and were $4,001 and $8,488 in the first nine months of 2012 and 2011, respectively. Our equity earnings in the first nine months of 2012 were unfavorably impacted by the results of one of our projects in Italy that recorded a charge to establish a reserve against its receivable balance for emission rights earned prior to 2012 and experienced decreased earnings as a result of a facility maintenance shutdown during the first quarter of 2012.

Our equity earnings from our project in Chile were $5,283 and $2,585 in the third quarter of 2012 and 2011, respectively, and were $18,674 and $24,058 in the first nine months of 2012 and 2011, respectively. The increase in equity earnings in the third quarter of 2012, compared to the same period in 2011, was primarily driven by an increase in the project’s volume of electricity produced in the third quarter of 2012, partially offset by the impact of lower marginal rates for electrical power generation. The decrease in equity earnings in the nine months ended September 30, 2012, compared to the same period in 2011, was primarily driven by the impact of lower marginal rates for electrical power generation, partially offset by an increase in the project’s volume of electricity produced in the nine months ended September 30, 2012.

Equity earnings in the quarter and nine months ended September 30, 2011 included our equity interest in the after tax estimated recovery under our project in Chile’s business interruption insurance policy, as described above.

We have guaranteed certain performance obligations of our project in Chile. We have a contingent obligation, which is measured annually based on the operating results of our project in Chile for the preceding year and is shared equally with our minority interest partner. We did not have a current payment obligation under this guarantee as of September 30, 2012 or December 31, 2011.

In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that our project in Chile does not generate sufficient cash flows to make such payments. We are required to maintain the debt service reserve letter of credit during the term of our project in Chile’s debt, which matures in 2014. As of September 30, 2012, no amounts have been drawn under this letter of credit and we do not anticipate any amounts being drawn under this letter of credit.

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

Our consolidated financial statements include the following balances related to our project in Chile:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Fees for operations and maintenance services (included in operating revenues)	$2,628	$2,671	$7,885	$7,991

	September 30, 2012	December 31, 2011
Receivable from our unconsolidated affiliate in Chile (included in trade receivables)	$12,642	$8,881

We also have guaranteed the performance obligations of our wholly-owned subsidiary under the operations and maintenance agreement governing our project in Chile. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have been paid under the guarantee.

Other Investments

We are the majority equity partner and general partner of a gas-fired cogeneration project in Martinez, California, which we have determined to be a VIE as of September 30, 2012 and December 31, 2011. We are the primary beneficiary of the VIE, since we have the power to direct the activities that most significantly impact the VIE’s performance. These activities include the operations and maintenance of the facilities. Accordingly, as the primary beneficiary of the VIE, we consolidate this entity. The aggregate net assets of this entity are presented below.

Balance Sheet Data (excluding intercompany balances):	September 30, 2012	December 31, 2011
Current assets	$12,122	$19,328
Other assets (primarily buildings and equipment)	38,887	39,760
Current liabilities	4,459	6,198
Other liabilities	4,257	4,462
Net assets	42,293	48,428

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

	Global E&C Group		Global Power Group
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
U.S.	$39,357	$39,357	$4,266	$4,266
Asia	892	887	-	-
Europe	-	-	68,252	67,610

Total	$40,249	$40,244	$72,518	$71,876

Please see Note 2 for further information regarding an increase to our goodwill balance as of December 31, 2011 related to our Graf-Wulff GmbH purchase price allocation.

The following table sets forth amounts relating to our identifiable intangible assets:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$40,918	$(31,681)	$9,237	$40,920	$(30,237)	$10,683
Trademarks	63,708	(30,806)	32,902	63,711	(29,337)	34,374
Customer relationships, pipeline and backlog	29,778	(12,484)	17,294	30,586	(7,725)	22,861
Technology	6,466	(693)	5,773	6,468	-	6,468

Total	$140,870	$(75,664)	$65,206	$141,685	$(67,299)	$74,386

As of September 30, 2012, the net carrying amounts of our identifiable intangible assets were $52,446 for our Global Power Group and $12,760 for our Global E&C Group. Amortization expense related to identifiable intangible assets is recorded within cost of operating revenues on the consolidated statement of operations.

The following table details amortization expense related to identifiable intangible assets by period:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization expense	$2,712	$1,645	$8,264	$4,942

Approximate full year amortization expense for years:
2012				$10,900
2013				7,900
2014				7,900
2015				7,700
2016				5,300

5. Borrowings

The following table shows the components of our long-term debt:

	September 30, 2012			December 31, 2011
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$2,525	$54,172	$56,697	$2,463	$56,080	$58,543
Special-Purpose Limited Recourse Project Debt:
FW Power S.r.l.	8,437	66,232	74,669	8,308	69,757	78,065
Energia Holdings, LLC at 11.443% interest, due April 15, 2015	1,912	7,395	9,307	1,912	9,308	11,220
Subordinated Robbins Facility Exit Funding Obligations: 1999C Bonds at 7.25% interest, due October 15, 2024	-	1,283	1,283	-	1,283	1,283

Total	$12,874	$129,082	$141,956	$12,683	$136,428	$149,111

Estimated fair value			$161,836			$164,590

Senior Credit Agreements — On August 3, 2012, we entered into a new five-year senior unsecured credit agreement, which replaced our amended and restated senior unsecured credit agreement from July 2010. Our new senior credit agreement provides for an unsecured revolving line of credit of $750,000 and contains an increase option permitting us, subject to certain requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $300,000 in additional commitments. During the term of this senior credit agreement, we may request, subject to certain requirements, up to two one-year extensions of the contractual termination date.

We can issue up to $750,000 under the letter of credit portion of the facility. Letters of credit issued under our new senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in our corporate credit ratings, as defined in the senior credit agreement. Based on our current credit ratings, letter of credit fees for performance and non-performance letters of credit issued under our new senior credit agreement are 0.75% and 1.50% per annum of the outstanding amount, respectively, excluding a nominal fronting fee. We also have the option to use up to $250,000 of the $750,000 for revolving borrowings at a rate equal to adjusted LIBOR, as defined in the senior credit agreement, plus 1.50%, subject also to the performance pricing noted above.

Fees and expenses incurred in conjunction with the execution of our new senior credit agreement were approximately $4,000 and, along with a portion of the remaining unamortized fees from our July 2010 agreement, are being amortized to expense over the five-year term of the agreement, which commenced in the third quarter of 2012. We also recorded an $800 charge in the third quarter of 2012 to write-off a portion of the unamortized fees and expenses paid in conjunction with our July 2010 agreement.

Our new senior credit agreement contains various customary restrictive covenants. In addition, our new senior credit agreement contains financial covenants relating to leverage and interest coverage ratios. Our total leverage ratio compares total indebtedness to EBITDA and our total interest coverage ratio compares EBITDA to interest expense. Both the leverage and interest coverage ratios are measured quarterly. In addition, the leverage ratio is measured as of any date of determination for certain significant events. All such terms are defined in our new senior credit agreement. We have been in compliance with all financial covenants and other provisions of both our August 2012 and our July 2010 senior credit agreements, while the respective agreements were in effect during the nine months ended September 30, 2012 and 2011.

We had approximately $254,400 and $225,600 of letters of credit outstanding under our senior credit agreements in effect as of September 30, 2012 and December 31, 2011, respectively. The letter of credit fees under our senior credit agreements in effect as of September 30, 2012 and December 31, 2011 ranged from 0.75% to 1.50% and 1.00% to 2.00%, respectively, of the outstanding amount, excluding fronting fees. There were no funded borrowings outstanding under our senior credit agreements in effect as of September 30, 2012 and December 31, 2011.

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

As a result of a change in the U.K. governmental standard, our U.K. pension plan adopted the use of the U.K. consumer prices index as a basis for inflationary increases in the calculation of the funded status of our U.K. pension plan during the nine months ended September 30, 2011. The U.K. retail prices index was the former U.K. governmental standard that was used by our U.K. pension plan. We accounted for this change as a plan amendment as of May 31, 2011 and recognized a prior service credit in our consolidated statement of comprehensive income during the nine months ended September 30, 2011 of approximately £29,600 (approximately $48,100 at the exchange rate in effect when the prior service credit was recognized).

Based on the minimum statutory funding requirements for 2012, we are not required to make any mandatory contributions to our U.S. pension plans. The following table provides details on 2012 mandatory contribution activity for our non-U.S. pension plans:

Contributions in the nine months ended September 30, 2012	$15,700
Remaining contributions expected for the year 2012	5,900

Contributions expected for the year 2012	$21,600

We did not make any discretionary contributions during the first nine months of 2012; however, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during the remainder of 2012.

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

The components of net periodic benefit cost/(credit) for our defined benefit pension plans and other postretirement benefit plans were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefit Plans
	Quarter Ended September 30,		Nine Months Ended September 30,		Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Net periodic benefit cost/(credit):
Service cost	$257	$276	$794	$978	$17	$23	$53	$70
Interest cost	13,160	14,287	39,481	45,212	687	824	2,061	2,471
Expected return on plan assets	(16,042)	(17,167)	(48,115)	(53,138)	-	-	-	-
Amortization of net actuarial loss	4,251	3,522	12,736	10,477	107	35	320	106
Amortization of prior service credit	(395)	(539)	(1,184)	(521)	(879)	(891)	(2,636)	(2,673)
Amortization of transition obligation	13	12	38	35	-	-	-	-

Net periodic benefit cost/(credit)	$1,244	$391	$3,750	$3,043	$(68)	$(9)	$(202)	$(26)

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

	Maximum	Carrying Amount of Liability
	Potential Payment	September 30, 2012	December 31, 2011
Environmental indemnifications	No limit	$8,600	$8,200
Tax indemnifications	No limit	$-	$-

We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Nine Months Ended September 30,
	2012	2011
Warranty Liability:
Balance at beginning of year	$93,000	$100,300
Accruals	22,700	21,700
Settlements	(11,400)	(13,100)
Adjustments to provisions, including foreign currency translation	(15,300)	(11,300)

Balance at end of period	$89,000	$97,600

We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $999,600 and $990,300 as of September 30, 2012 and December 31, 2011, respectively, primarily for guarantees of our performance on projects currently in execution or under warranty. These amounts include the standby letters of credit issued under the U.S. senior credit agreement discussed in Note 5 and under other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.

We have also guaranteed certain performance obligations in a refinery/electric power generation project located in Chile in which we hold a noncontrolling interest. See Note 3 for further information.

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

Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$-	$-	Other long-term liabilities	$10,745	$8,707
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	5,043	1,691	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	9,022	6,446
Foreign currency forward contracts	Other accounts receivable	865	75	Accounts payable	24	34

Total derivatives		$5,908	$1,766		$19,791	$15,187

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

The notional amount of our foreign currency forward contracts provides one measure of our transaction volume outstanding as of the balance sheet date. As of September 30, 2012, we had a total gross notional amount of approximately $552,000 related to foreign currency forward contracts. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contract maturity dates range from the remainder of 2012 through 2014.

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

The gain or loss from the remaining uncompleted portion of our projects and other non-project related transactions were as follows:

	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Recognized	Quarter Ended September 30,		Nine Months Ended September 30,
Hedging Instruments	in Income on Derivatives	2012	2011	2012	2011
Foreign currency forward contracts	Cost of operating revenues	$1,692	$(4,864)	$1,192	$(4,139)
Foreign currency forward contracts	Other deductions, net	753	(549)	831	(533)

Total		$2,445	$(5,413)	$2,023	$(4,672)

The mark-to-market adjustments on foreign currency forward contracts for these unrealized gains or losses are primarily recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.

During the nine months ended September 30, 2012 and 2011, we included net cash inflows on the settlement of derivatives of $1,521 and $1,461, respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities on the consolidated statement of cash flows.

Interest Rate Risk

We use interest rate swap contracts to manage interest rate risk associated with a portion of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps was $63,000 as of September 30, 2012.

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

The impact from interest rate swap contracts in cash flow hedging relationships for our consolidated entities was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Loss recognized in other comprehensive income	$(1,766)	$(4,108)	$(3,551)	$(4,004)
Loss reclassified from accumulated other comprehensive loss	572	501	1,507	1,756

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

9. Share-Based Compensation Plans

Our share-based compensation plans include both stock options and restricted awards. The following table summarizes our share-based compensation expense and related income tax benefit:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Share-based compensation	$5,668	$5,687	$16,362	$15,779
Related income tax benefit	144	118	403	301

As of September 30, 2012, we had $9,579 and $15,007 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those amounts are expected to be recognized as expense over a weighted-average period of approximately two years.

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

Reconciliations of temporary equity for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of year	$4,993	$4,935
Compensation cost during the period for those equity awards with intrinsic value on the grant date	10,092	8,415
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(5,440)	(3,352)

Balance at end of period	$9,645	$9,998

Our articles of association provide for conditional capital for the issuance of shares under our share-based compensation plans and other convertible or exercisable securities we may issue in the future. Conditional capital decreases upon issuance of shares in connection with the exercise of outstanding stock options or vesting of restricted awards, with an offsetting increase to our issued and authorized share capital. As of September 30, 2012, our remaining available conditional capital was 59,525,900 shares.

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

Effective Tax Rate for 2012

Our effective tax rate for the first nine months of 2012 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in non-U.S. jurisdictions which is expected to contribute to an approximate 15-percentage point reduction in our effective tax rate for the full year 2012, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items.

•

A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which is expected to contribute to an approximate two-percentage point increase in our effective tax rate for the full year 2012.

Effective Tax Rate for 2011

Our effective tax rate for the first nine months of 2011 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in non-U.S. jurisdictions which contributed to an approximate 14-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items.

•

A valuation allowance increase because we were unable to recognize a tax benefit for year-to-date losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which contributed to an approximate five-percentage point increase in our effective tax rate.

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

In the nine months ended September 30, 2012, we received an adverse court decision, which we are appealing, related to an audit of a prior tax year. As a result of the decision, our provision for income taxes was increased by $1,360, our penalties on unrecognized tax benefits increased by $2,529 and our interest expense on unrecognized tax benefits increased by $318.

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

Operating Revenues

We conduct our business on a global basis. Operating revenues by industry and business segment were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Revenues (Third-Party) by Industry:
Power generation	$214,742	$226,113	$729,178	$690,296
Oil refining	337,067	356,831	1,022,978	1,103,825
Pharmaceutical	13,606	13,062	40,199	39,536
Oil and gas	109,466	369,438	524,580	977,540
Chemical/petrochemical	80,209	112,204	225,956	396,590
Power plant operation and maintenance	34,184	36,474	98,377	99,038
Environmental	1,790	2,378	6,434	7,914
Other, net of eliminations	12,168	15,356	31,652	37,247

Total	$803,232	$1,131,856	$2,679,354	$3,351,986

Operating Revenues (Third-Party) by Business Segment:
Global E&C Group	$578,072	$882,063	$1,915,087	$2,597,886
Global Power Group	225,160	249,793	764,267	754,100

Total	$803,232	$1,131,856	$2,679,354	$3,351,986

EBITDA

EBITDA is the primary measure of operating performance used by our chief operating decision maker. We define EBITDA as net income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization.

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
EBITDA:
Global E&C Group	$51,964	$58,615	$138,809	$155,125
Global Power Group	65,148	35,312	161,314	129,511
C&F Group *	(25,528)	(25,267)	(76,398)	(70,886)

Total	91,584	68,660	223,725	213,750

Add: Net income attributable to noncontrolling interests	4,057	5,832	10,712	12,664
Less: Interest expense	3,197	3,079	10,862	10,385
Less: Depreciation and amortization	13,375	12,221	39,171	37,398

Income before income taxes	79,069	59,192	184,404	178,631
Less: Provision for income taxes	16,790	16,502	43,965	42,829

Net income	62,279	42,690	140,439	135,802
Less: Net income attributable to noncontrolling interests	4,057	5,832	10,712	12,664

Net income attributable to Foster Wheeler AG	$58,222	$36,858	$129,727	$123,138

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

EBITDA in the above table includes the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group(2)	$7,000	$8,300	$12,100	$10,800
Global Power Group(2)	15,700	1,200	45,900	12,500

Total	$22,700	$9,500	$58,000	$23,300

Net asbestos-related provisions:(3)
Global E&C Group	$-	$-	$1,700	$-
C&F Group	2,000	2,000	6,000	4,400

Total	$2,000	$2,000	$7,700	$4,400

(1)	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.
(2)

The changes in final estimated contract profit revisions for our Global Power Group were increased during the nine months ended September 30, 2012 for a favorable settlement with a subcontractor of approximately $6,900 recognized in the first quarter of 2012. The changes in final estimated contract profit revisions during the nine months ended September 30, 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling approximately $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of approximately $3,200 and $4,600, respectively. The corrections were recorded in the first quarter of 2011 and are included in the nine months ended September 30, 2011 as they were not material to previously issued financial statements, nor were they material to the full year 2011 financial statements.

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

United States

A summary of our U.S. claim activity is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Number of Claims by period:
Open claims at beginning of period	124,680	123,990	124,540	124,420
New claims	1,130	1,360	3,470	3,740
Claims resolved	(1,210)	(810)	(3,410)	(3,620)

Open claims at end of period	124,600	124,540	124,600	124,540

We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through the third quarter of 2027. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

United States Asbestos	September 30, 2012	December 31, 2011
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$34,351	$43,677
Asbestos-related insurance recovery receivable	102,799	131,007

Total asbestos-related assets	$137,150	$174,684

Asbestos-related liabilities recorded within:
Accrued expenses	$39,525	$50,900
Asbestos-related liability	220,059	243,400

Total asbestos-related liabilities	$259,584	$294,300

Liability balance by claim category:
Open claims	$55,355	$56,700
Future unasserted claims	204,229	237,600

Total asbestos-related liabilities	$259,584	$294,300

We have worked with Analysis, Research & Planning Corporation, or ARPC, nationally recognized consultants in the U.S. with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at each year-end based on a forecast for the next 15 years. Each year we have recorded our estimated asbestos liability at a level consistent with ARPC’s reasonable best estimate. Our estimated asbestos liability decreased during the first nine months of 2012 as a result of indemnity and defense cost payments totaling approximately $40,700, partially offset by an increase of $6,000 related to the accrual of our rolling 15-year asbestos-related liability estimate. The total asbestos-related liabilities are comprised of our estimates for our liability relating to open (outstanding) claims being valued and our liability for future unasserted claims through the third quarter of 2027.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type – mesothelioma, lung cancer and non-malignancies – and the breakdown of known and future claims into disease type – mesothelioma, lung cancer and non-malignancies, as well as other factors. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through the third quarter of 2027, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after the third quarter of 2027, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after the third quarter of 2027.

Through September 30, 2012, total cumulative indemnity costs paid, prior to insurance recoveries, were approximately $789,300 and total cumulative defense costs paid were approximately $383,600, or approximately 33% of total defense and indemnity costs. The overall historic average combined indemnity and defense cost per resolved claim through September 30, 2012 has been approximately $3.2. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.

Over the last several years, certain of our subsidiaries have entered into settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. During the first nine months of 2011, our subsidiaries reached agreements with certain of their insurers to settle their disputed asbestos-related insurance coverage. As a result of these settlements, we increased our asbestos-related insurance asset and recorded settlement gains. Please see the table below for a breakout of the gains by period.

Asbestos-related assets under executed settlement agreements with insurers due in the next 12 months are recorded within accounts and notes receivable-other and amounts due beyond 12 months are recorded within asbestos-related insurance recovery receivable. Asbestos-related insurance recovery receivable also includes our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through the third quarter of 2027. Our asbestos-related assets have not been discounted for the time value of money.

Our insurance recoveries may be limited by future insolvencies among our insurers. Other than receivables related to bankruptcy court-approved settlements during liquidation proceedings, we have not assumed recovery in the estimate of our asbestos-related insurance asset from any of our currently insolvent insurers. We have considered the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. As of September 30, 2012 and December 31, 2011, we have not recorded an allowance for uncollectible balances against our asbestos-related insurance assets. We write-off receivables from insurers that have become insolvent; there have been no such write-offs during the nine months ended September 30, 2012 and 2011. During 2011, we reached an agreement with an insurer that was under bankruptcy liquidation and for which we had written-off our receivable prior to 2011. The asset awarded under the bankruptcy liquidation for this insurer was $4,500 and was included in our asbestos-related assets as of December 31, 2011. This receivable was subsequently collected during the first nine months of 2012. Other insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. If we fail to realize the expected insurance recoveries, or experience delays in receiving material amounts from our insurers, our business, financial condition, results of operations and cash flows could be materially adversely affected.

The following table summarizes our net asbestos-related provision:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Provision for revaluation	$2,000	$1,987	$5,997	$5,987
Gain on the settlement of coverage litigation	-	-	-	(1,600)

Net asbestos-related provision	$2,000	$1,987	$5,997	$4,387

Our net asbestos-related provision is the result of our rolling 15-year asbestos liability estimate, net of anticipated insurance recoveries, partially offset by gains on the settlement of coverage litigation with asbestos insurance carriers.

The following table summarizes our approximate asbestos-related payments and insurance proceeds:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Asbestos litigation, defense and case resolution payments	$12,100	$12,100	$40,700	$48,700
Insurance proceeds	(15,800)	(15,800)	(37,500)	(31,900)

Net asbestos-related payments/(proceeds)	$(3,700)	$(3,700)	$3,200	$16,800

We expect to have net cash outflows of $8,300 during the full year 2012 as a result of asbestos liability indemnity and defense payments in excess of insurance proceeds. This estimate assumes no additional settlements with insurance companies and no elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.

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

United Kingdom

Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 1,018 claims have been brought against our U.K. subsidiaries, of which 300 remained open as of September 30, 2012. None of the settled claims have resulted in material costs to us.

The following table summarizes our asbestos-related liabilities and assets for our U.K. subsidiaries based on open (outstanding) claims and our estimate for future unasserted claims through the third quarter of 2027:

United Kingdom Asbestos	September 30, 2012	December 31, 2011
Asbestos-related assets:
Accounts and notes receivable-other	$2,800	$2,677
Asbestos-related insurance recovery receivable	23,622	26,120

Total asbestos-related assets	$26,422	$28,797

Asbestos-related liabilities:
Accrued expenses	$2,800	$2,677
Asbestos-related liability	25,258	26,120

Total asbestos-related liabilities	$28,058	$28,797

Liability balance by claim category:
Open claims	$6,334	$8,030
Future unasserted claims	21,724	20,767

Total asbestos-related liabilities	$28,058	$28,797

The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability recorded in the U.K. would increase to approximately $41,800, with a corresponding increase in the asbestos-related asset.

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

Power Plant Arbitration – United States

In June 2011, a demand for arbitration was filed with the American Arbitration Association by our client’s erection contractor against our client and us in connection with a power plant project in the United States. At that time, no details of the erection contractor’s claims were included with the demand. The arbitration panel was formed on September 26, 2012 and a detailed Statement of Claim from the erection contractor was delivered to the panel on October 24, 2012. According to the claim, the erection contractor is seeking additional compensation from our client and us for delays, disruptions, inefficiencies, and extra work in connection with the erection of the plant. We supplied the steam generation equipment for the project under contract with our client, the power plant owner. The turbine contractor, who supplied the turbine, electricity generator and other plant equipment under a separate contract with the power plant owner, has also been included as a party in the arbitration. The erection contractor is seeking approximately $240,000 in damages, exclusive of interest, from our client. Of this amount, the statement of claim asserts that approximately $150,000 is related to the steam generation equipment, and alleges failure on our part in connection with our performance under our steam generation equipment supply contract; those damages are claimed jointly against us and our client, the power plant owner. The arbitration is in its initial stages. We intend to vigorously oppose the claims against us. Responsive pleadings to the erection contractor’s pleading have not yet been filed by the parties. It is anticipated that cross claims will be asserted among the parties in the further pleadings and that we will assert a claim for additional costs against our client arising out of delays, inefficiencies, and extra work. The arbitration proceedings are expected to run through the end of 2014, if not longer. We cannot predict the ultimate outcome of this matter at this time.

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

We are currently engaged in the investigation and/or remediation under the supervision of the applicable regulatory authorities at four of our or our subsidiaries’ former facilities (including Mountain Top, which is described below). In addition, we sometimes engage in investigation and/or remediation without the supervision of a regulatory authority. Although we do not expect the environmental conditions at our present or former facilities to cause us to incur material costs in excess of those for which reserves have been established, it is possible that various events could cause us to incur costs materially in excess of our present reserves in order to fully resolve any issues surrounding those conditions. Further, no assurance can be provided that we will not discover additional environmental conditions at our currently or formerly owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, requiring us to incur material expenditures to investigate and/or remediate such conditions.

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

In the fall of 2004, FWEC sampled the private domestic water supply wells of certain residences in Mountain Top and identified approximately 30 residences whose wells contained TCE at levels in excess of Safe Drinking Water Act standards. The subject residences are located approximately one mile to the southwest of where the TCE previously was discovered in the soils at the former FWEC facility. Since that time, FWEC, USEPA and PADEP have cooperated in responding to the foregoing. Although FWEC believed the evidence available was not sufficient to support a determination that FWEC was responsible for the TCE in the residential wells, FWEC immediately provided the affected residences with bottled water, followed by water filters, and, pursuant to a settlement agreement with USEPA, it hooked them up to the public water system. Pursuant to an amendment of the settlement agreement, FWEC subsequently agreed with USEPA to arrange and pay for the hookup of several additional residences, even though TCE has not been detected in the wells at those residences. The hookups to the agreed upon residences have been completed, and USEPA has provided FWEC with a certificate that FWEC has completed its obligations related to the above-described settlement agreement (as amended). FWEC may be required to pay the agencies’ costs in overseeing and responding to the situation.

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

Safe Harbor Statement

This management’s discussion and analysis of financial condition and results of operations, other sections of this quarterly report on Form 10-Q and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler AG and the various industries within which we operate. These include statements regarding our expectations about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described in Part I, Item 1A, “Risk Factors,” in our 2011 Form 10-K, which we filed with the Securities and Exchange Commission, or SEC, on February 23, 2012, and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

•	benefits, effects or results of our redomestication to Switzerland;
•	benefits, effects or results of our strategic renewal initiative;
•	further deterioration in global economic conditions;
•	changes in investment by the oil and gas, oil refining, chemical/petrochemical and power generation industries;
•	changes in the financial condition of our customers;
•	changes in regulatory environments;
•	changes in project design or schedules;
•	contract cancellations;
•	changes in our estimates of costs to complete projects;
•	changes in trade, monetary and fiscal policies worldwide;
•	compliance with laws and regulations relating to our global operations;
•	currency fluctuations;
•	war, terrorist attacks and/or natural disasters affecting facilities either owned by us or where equipment or services are or may be provided by us;
•	interruptions to shipping lanes or other methods of transit;
•	outcomes of pending and future litigation, including litigation regarding our liability for damages and insurance coverage for asbestos exposure;
•	protection and validity of our patents and other intellectual property rights;
•	increasing global competition;
•	compliance with our debt covenants;
•	recoverability of claims against our customers and others by us and claims by third-parties against us; and
•	changes in estimates used in our critical accounting policies.

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

We have been exploring, and intend to continue to explore, acquisitions within the engineering and construction industry to strategically complement or expand on our Global E&C Group’s technical capabilities or access to new market segments. We are also exploring acquisitions within the power generation industry to complement the products our Global Power Group offers. However, there is no assurance that we will consummate any acquisitions in the future. Please refer to Note 2 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our acquisition activities.

Summary Financial Results for the Quarter and Nine Months Ended September 30, 2012

Our summary financial results for the quarter and nine months ended September 30, 2012 and 2011 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated Statement of Operations Data:
Operating revenues(1)	$803,232	$1,131,856	$2,679,354	$3,351,986
Contract profit(1)	153,863	136,064	432,746	388,931
Selling, general and administrative expenses(1)	77,631	75,087	246,339	229,330
Net income attributable to Foster Wheeler AG	58,222	36,858	129,727	123,138
Earnings per share :
Basic	0.54	0.31	1.21	1.01
Diluted	0.54	0.31	1.20	1.01
Net cash provided by operating activities(2)			110,605	213,316

(1)	Please refer to the section entitled “—Results of Operations” within this Item 2 for further discussion.
(2)	Please refer to the section entitled “—Liquidity and Capital Resources” within this Item 2 for further discussion.

Cash and cash equivalents totaled $709,370 and $718,049 as of September 30, 2012 and December 31, 2011, respectively.

Net income attributable to Foster Wheeler AG increased in the third quarter of 2012, compared to the same period of 2011, primarily driven by the pre-tax impact of increased contract profit of $17,800, decreased general overhead expenses of $2,100, as well as the after-tax net favorable impact of increased equity earnings of $2,800, partially offset by the pre-tax impact of increased sales pursuit costs of $5,000.

Net income attributable to Foster Wheeler AG increased in the first nine months of 2012, compared to the same period of 2011, primarily driven by the pre-tax impact of increased contract profit of $43,800, partially offset by the pre-tax impacts of increased sales pursuit costs of $17,200, the unfavorable impact of the inclusion of a $4,000 gain related to the revaluation of a contingent consideration liability that was recognized during the first nine months of 2011 and an increased net asbestos-related provision of $3,300, as well as the unfavorable after-tax impact of decreased equity earnings of $9,400.

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

In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and we believe that this long-term demand will continue to stimulate investment by our clients in new, expanded and upgraded facilities. Our clients plan their investments based on long-term time horizons. We believe that global demand for energy, chemicals and pharmaceuticals will continue to grow over the long-term and that clients will continue to invest in new and upgraded capacity to meet that demand. Global markets in the engineering and construction industry have experienced intense competition among engineering and construction contractors and pricing pressure for contracts awarded. Clients’ bidding and contract award processes continue to be protracted, particularly for projects sponsored by national oil companies. Additionally, some clients have been releasing, and continue to release, tranches of work on a piecemeal basis. However, we are seeing clients continuing to develop new projects and, after making final investment decisions, moving forward with previously planned projects.

The challenges and drivers for our Global E&C Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global E&C Group-Overview of Segment,” within this Item 2.

We believe that demand for the products and services of our Global Power Group in the remainder of 2012 will decrease, compared to 2011, due to an increased level of timing delays related to project award dates which has been experienced throughout 2012. However, we believe opportunities will continue in the growth regions of Asia, the Middle East and South America driven by growing electricity demand. A number of constraining market factors continue to impact the markets that we serve. These factors include political and environmental sensitivity regarding coal-fired steam generators, as well as the outlook for continued lower natural gas pricing over the next three to five years, which has increased the attractiveness of natural gas, in relation to coal, for the generation of electricity. These factors may continue in the future. The challenges and drivers for our Global Power Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global Power Group-Overview of Segment,” within this Item 2.

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

New Orders and Backlog of Unfilled Orders

The tables below summarize our new orders and backlog of unfilled orders by period:

	Quarter Ended
	September 30, 2012	June 30, 2012	September 30, 2011
New orders, measured in future revenues:
Global E&C Group*	$838,000	$496,900	$588,100
Global Power Group	185,900	116,200	79,000

Total*	$1,023,900	$613,100	$667,100

* Balancesinclude the following Global E&C Group flow-through revenues, as defined in the section entitled “—Resultsof Operations-Operating Revenues” within this Item 2 :	$69,400	$105,400	$278,900

	As of
	September 30, 2012	June 30, 2012	December 31, 2011
Backlog of unfilled orders, measured in future revenues	$3,403,600	$3,142,000	$3,626,100
Backlog, measured in Foster Wheeler scope*	$2,615,100	$2,241,300	$2,562,300
Global E&C Group man-hours in backlog (in thousands)	13,200	10,300	11,600

*	As defined in the section entitled “—Backlog and New Orders” within this Item 2.

Please refer to the section entitled “—Backlog and New Orders” within this Item 2 for further detail.

Results of Operations

Operating Revenues

	September 30, 2012	September 30, 2011	$ Change	% Change
Quarter Ended:
Global E&C Group	$578,072	$882,063	$(303,991)	(34.5)%
Global Power Group	225,160	249,793	(24,633)	(9.9)%

Total	$803,232	$1,131,856	$(328,624)	(29.0)%

Nine Months Ended:
Global E&C Group	$1,915,087	$2,597,886	$(682,799)	(26.3)%
Global Power Group	764,267	754,100	10,167	1.3%

Total	$2,679,354	$3,351,986	$(672,632)	(20.1)%

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

Our operating revenues by geographic region, based upon where our projects are being executed, for the quarter and nine months ended September 30, 2012 and 2011, were as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Africa	$22,475	$45,328	$(22,853)	(50.4)%	$70,136	$128,211	$(58,075)	(45.3)%
Asia	177,677	221,899	(44,222)	(19.9)%	583,758	639,578	(55,820)	(8.7)%
Australasia and other*	53,590	334,422	(280,832)	(84.0)%	364,109	882,812	(518,703)	(58.8)%
Europe	189,003	194,981	(5,978)	(3.1)%	647,935	630,725	17,210	2.7%
Middle East	65,166	74,485	(9,319)	(12.5)%	178,015	200,129	(22,114)	(11.0)%
North America	217,647	150,195	67,452	44.9%	590,832	629,089	(38,257)	(6.1)%
South America	77,674	110,546	(32,872)	(29.7)%	244,569	241,442	3,127	1.3%

Total	$803,232	$1,131,856	$(328,624)	(29.0)%	$2,679,354	$3,351,986	$(672,632)	(20.1)%

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

Our operating revenues decreased in the quarter and nine months ended September 30, 2012, compared to the same periods in 2011, which included decreased flow-through revenues of $266,800 and $704,000, respectively, as described below. Excluding the impact of the change in flow-through revenues and currency fluctuations, our operating revenues decreased 5% in the third quarter of 2012, compared to the same period in 2011, which was the result of decreased operating revenues in both our Global E&C Group and our Global Power Group. Excluding the impact of the change in flow-through revenues and currency fluctuations, our operating revenues increased 6% in the nine months ended September 30, 2012, compared to the same period in 2011, which was the result of increased operating revenues in both our Global E&C Group and our Global Power Group.

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

Contract Profit

	September 30, 2012	September 30, 2011	$ Change	% Change
Quarter Ended	$153,863	$136,064	$17,799	13.1%
Nine Months Ended	$432,746	$388,931	$43,815	11.3%

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

Contract profit increased during the quarter ended September 30, 2012, compared to the same period in 2011. The increase was the net result of increased contract profit by our Global Power Group, partially offset by decreased contract profit by our Global E&C Group.

Contract profit increased during the nine months ended September 30, 2012, compared to the same period in 2011. The increase was the result of increased contract profit by both our Global E&C Group and our Global Power Group.

Please refer to the section entitled “—Business Segments,” within this Item 2, for further information related to contract profit for both of our operating groups.

Selling, General and Administrative (SG&A) Expenses

	September 30, 2012	September 30, 2011	$ Change	% Change
Quarter Ended	$77,631	$75,087	$2,544	3.4%
Nine Months Ended	$246,339	$229,330	$17,009	7.4%

SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.

SG&A expenses increased in the third quarter of 2012, compared to the same period in 2011, primarily as a result of increased sales pursuit costs of $5,000, partially offset by decreased general overhead costs of $2,100, while research and development costs were relatively unchanged.

SG&A expenses increased in the first nine months of 2012, compared to the same period in 2011, primarily as a result of increased sales pursuit costs of $17,200, while general overhead costs and research and development costs were relatively unchanged.

Other Income, net

	September 30, 2012	September 30, 2011	$ Change	% Change
Quarter Ended	$14,388	$6,658	$7,730	116.1%
Nine Months Ended	$33,143	$42,314	$(9,171)	(21.7)%

Other income, net during the quarter and nine months ended September 30, 2012 consisted primarily of equity earnings of $6,900 and $22,100, respectively, generated from our investments, primarily from our ownership interests in build, own and operate projects in Italy and Chile, and governmental economic subsidies and other non-income tax credits of $3,700 and $5,100, respectively.

Other income, net increased in the third quarter of 2012, compared to the same period in 2011, primarily driven by increased governmental economic subsidies and other non-income tax credits of $3,500 and increased equity earnings from our Global Power Group’s project in Chile of $2,700, while equity earnings from our Global E&C Group’s projects in Italy were relatively unchanged.

Other income, net decreased in the first nine months of 2012, compared to the same period in 2011, primarily driven by decreased equity earnings from our Global Power Group’s project in Chile of $5,400, decreased equity earnings from our Global E&C Group’s projects in Italy of $4,500 and the unfavorable impact of the inclusion of a $4,000 gain in the first nine months of 2011 related to the revaluation of a contingent consideration liability, partially offset by increased governmental economic subsidies and other non-income tax credits of $4,200.

For further information related to our equity earnings, please refer to the sections within this Item 2 entitled “—Business Segments-Global Power Group” for our Global Power Group’s project in Chile and “—Business Segments-Global E&C Group” for our Global E&C Group’s projects in Italy, as well as Note 3 to the consolidated financial statements in this quarterly report on Form 10-Q.

Other Deductions, net

	September 30, 2012	September 30, 2011	$ Change	% Change
Quarter Ended	$8,824	$8,939	$(115)	(1.3)%
Nine Months Ended	$25,162	$21,777	$3,385	15.5%

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

Other deductions, net in the third quarter of 2012 consisted primarily of legal fees of $4,000, bank fees of $1,200, a $1,000 provision for dispute resolution and environmental remediation costs and a $800 charge recognized in the third quarter of 2012 for unamortized fees and expenses related to the termination of our July 2010 senior credit agreement upon entering into a new senior credit agreement in August 2012. Other deductions, net was relatively unchanged in the third quarter of 2012, compared to the same period in 2011, which was primarily the net result of increased penalties on unrecognized tax benefits of $1,000, an increase in the provision for dispute resolution and environmental remediation costs of $1,000 and the unfavorable impact of a $800 charge for unamortized fees and expenses related to the termination of our July 2010 senior credit agreement, as further described above, partially offset by a favorable impact of $1,500 related to the change in net foreign currency exchange transactions and decreased legal fees of $1,200.

Other deductions, net in the first nine months of 2012 consisted primarily of legal fees of $11,300, net penalties on unrecognized tax benefits of $3,400, bank fees of $2,800, a $1,900 provision for dispute resolution and environmental remediation costs and a $800 charge recognized in the third quarter of 2012 for unamortized fees and expenses related to the termination of our July 2010 senior credit agreement, as further described above. The increase in other deductions, net in the first nine months of 2012, compared to the same period in 2011, was primarily the net result of increased net penalties on unrecognized tax benefits of $2,600, an unfavorable impact of $1,800 related to the change in net foreign currency exchange transactions, an increase in the provision for dispute resolution and environmental remediation costs of $1,100 and the unfavorable impact of a $800 for unamortized fees and expenses related to the termination of our July 2010 senior credit agreement, as further described above, partially offset by decreased legal fees of $3,100.

Net foreign currency exchange transaction gains and losses were primarily driven by exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.

Please refer to the section entitled “—Provision for Income Taxes” within this Item 2 for further information related to the impact of penalties on unrecognized tax benefits during the nine months ended September 30, 2012 in connection with an adverse court decision, which we are appealing, with respect to an audit of a prior tax year.

Interest Income

	September 30, 2012	September 30, 2011	$ Change	% Change
Quarter Ended	$2,470	$5,562	$(3,092)	(55.6)%
Nine Months Ended	$8,588	$13,265	$(4,677)	(35.3)%

Interest income decreased in the quarter ended September 30, 2012, compared to the same period in 2011, primarily as a result of lower average cash and cash equivalents balances and lower investment yields on cash and cash equivalents balances and, to a lesser extent, unfavorable foreign currency fluctuations.

Interest income decreased in the nine months ended September 30, 2012, compared to the same period in 2011, primarily as a result of lower average cash and cash equivalents balances and, to a lesser extent, lower investment yields on cash and cash equivalents balances and unfavorable foreign currency fluctuations.

Interest Expense

	September 30, 2012	September 30, 2011	$ Change	% Change
Quarter Ended	$3,197	$3,079	$118	3.8%
Nine Months Ended	$10,862	$10,385	$477	4.6%

Interest expense was relatively unchanged in the quarter and nine months ended September 30, 2012, compared to the same periods in 2011, which was the net result of increased net interest expense on unrecognized tax benefits of $600 and $2,800, respectively, partially offset by the favorable impact from decreased average borrowings, excluding foreign currency translation effects, in both periods.

Please refer to the section entitled “—Provision for Income Taxes” within this Item 2 for further information related to the impact of interest expense on unrecognized tax benefits during the nine months ended September 30, 2012 in connection with an adverse court decision, which we are appealing, with respect to an audit of a prior tax year.

Net Asbestos-Related Provision

	September 30, 2012	September 30, 2011	$ Change	% Change
Quarter Ended	$2,000	$1,987	$13	0.7%
Nine Months Ended	$7,710	$4,387	$3,323	75.7%

The net asbestos-related provision was relatively unchanged during the third quarter of 2012, compared to the same period in 2011.

The increase in the net asbestos-related provision in the first nine months of 2012, compared to the same period in 2011, was the result of the unfavorable impact of an increase in our net asbestos-related provision of $1,700 related to the revaluation of our U.K. asbestos-related asset, which was recognized during the second quarter of 2012, and the unfavorable impact of the inclusion of a gain on the settlement of coverage litigation with asbestos insurance carriers of $1,600 recognized during the first nine months of 2011.

Provision for Income Taxes

	September 30, 2012	September 30, 2011	$ Change	% Change
Quarter Ended	$16,790	$16,502	$288	1.7%
Effective tax rate	21.2%	27.9%
Nine Months Ended	$43,965	$42,829	$1,136	2.7%
Effective tax rate	23.8%	24.0%

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

Effective Tax Rate for 2012

Our effective tax rate for the first nine months of 2012 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in non-U.S. jurisdictions which is expected to contribute to an approximate 15-percentage point reduction in our effective tax rate for the full year 2012, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items.

•

A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which is expected to contribute to an approximate two-percentage point increase in our effective tax rate for the full year 2012.

Effective Tax Rate for 2011

Our effective tax rate for the first nine months of 2011 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in non-U.S. jurisdictions which contributed to an approximate 14-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items.

•

A valuation allowance increase because we were unable to recognize a tax benefit for year-to-date losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which contributed to an approximate five-percentage point increase in our effective tax rate.

In the nine months ended September 30, 2012, we received an adverse court decision, which we are appealing, related to an audit of a prior tax year. As a result of the decision, our provision for income taxes was increased by $1,400, our penalties on unrecognized tax benefits increased by $2,500 and our interest expense on unrecognized tax benefits increased by $300.

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

Net Income Attributable to Noncontrolling Interests

	September 30, 2012	September 30, 2011	$ Change	% Change
Quarter Ended	$4,057	$5,832	$(1,775)	(30.4)%
Nine Months Ended	$10,712	$12,664	$(1,952)	(15.4)%

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

Net income attributable to noncontrolling interests decreased in the third quarter of 2012, compared to the same period in 2011, which was primarily the net result of decreased net income from our operations in Martinez, California, Malaysia and South Africa, partially offset by increased net income from our operations in Poland.

Net income attributable to noncontrolling interests decreased in the first nine months of 2012, compared to the same period in 2011, which was primarily the net result of decreased net income from our operations in Martinez, California and South Africa, partially offset by increased net income from our operations in Poland.

EBITDA

EBITDA, as discussed and defined below, is the primary measure of operating performance used by our chief operating decision maker.

In addition to our two business groups, which also represent operating segments for financial reporting purposes, we report corporate center expenses, our captive insurance operation and expenses related to certain legacy liabilities, such as asbestos, in our C&F Group, which also represents an operating segment for financial reporting purposes.

	September 30, 2012	September 30, 2011	$ Change	% Change
Quarter Ended	$91,584	$68,660	$22,924	33.4%
Nine Months Ended	$223,725	$213,750	$9,975	4.7%

EBITDA increased in the third quarter of 2012, compared to the same period in 2011, primarily driven by increased contract profit of $17,800, increased equity earnings of $2,800 and decreased general overhead expenses of $2,100, partially offset by increased sales pursuit costs of $5,000.

EBITDA increased in the first nine months of 2012, compared to the same period in 2011, primarily driven by increased contract profit of $43,800, partially offset by increased sales pursuit costs of $17,200, decreased equity earnings of $9,400, the unfavorable impact of the inclusion of a $4,000 gain related to the revaluation of a contingent consideration liability that was recognized during the first nine months of 2011 and increased net asbestos-related provision of $3,300.

Please refer to the preceding discussion of each of these items within this “—Results of Operations” section.

See the individual segment explanations below for additional details.

EBITDA is a supplemental financial measure not defined in generally accepted accounting principles, or GAAP. We define EBITDA as income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. Certain covenants under our senior credit agreement use an adjusted form of EBITDA such that in the covenant calculations the EBITDA as presented herein is adjusted for certain unusual and infrequent items specifically excluded in the terms of our senior credit agreement. We believe that the line item on the consolidated statement of operations entitled “net income attributable to Foster Wheeler AG” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income attributable to Foster Wheeler AG as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income attributable to Foster Wheeler AG, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

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

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
EBITDA:
Global E&C Group	$51,964	$58,615	$138,809	$155,125
Global Power Group	65,148	35,312	161,314	129,511
C&F Group*	(25,528)	(25,267)	(76,398)	(70,886)

Total	91,584	68,660	223,725	213,750

Less: Interest expense	3,197	3,079	10,862	10,385
Less: Depreciation and amortization	13,375	12,221	39,171	37,398
Less: Provision for income taxes	16,790	16,502	43,965	42,829

Net income attributable to Foster Wheeler AG	$58,222	$36,858	$129,727	$123,138

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

EBITDA in the above table includes the following:	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group(2)	$7,000	$8,300	$12,100	$10,800
Global Power Group(2)	15,700	1,200	45,900	12,500

Total(2)	$22,700	$9,500	$58,000	$23,300

Net asbestos-related provisions:(3)
Global E&C Group	$-	$-	$1,700	$-
C&F Group	2,000	2,000	6,000	4,400

Total	$2,000	$2,000	$7,700	$4,400

(1)

Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding changes in our final estimated contract profit.

(2)

The changes in final estimated contract profit revisions for our Global Power Group were increased during the nine months ended September 30, 2012 for a favorable settlement with a subcontractor of approximately $6,900 recognized in the first quarter of 2012. The changes in final estimated contract profit revisions during the nine months ended September 30, 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling approximately $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of approximately $3,200 and $4,600, respectively. The corrections were recorded in the first quarter of 2011 and are included in the nine months ended September 30, 2011 as they were not material to previously issued financial statements, nor were they material to the full year 2011 financial statements.

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

Business Segments

Global E&C Group

	Quarter Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Operating revenues	$578,072	$882,063	$(303,991)	(34.5)%	$1,915,087	$2,597,886	$(682,799)	(26.3)%

EBITDA	$51,964	$58,615	$(6,651)	(11.3)%	$138,809	$155,125	$(16,316)	(10.5)%

Results

Our Global E&C Group’s operating revenues by geographic region for the quarter and nine months ended September 30, 2012 and 2011, based upon where our projects are being executed, were as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Africa	$22,475	$44,346	$(21,871)	(49.3)%	$67,686	$126,347	$(58,661)	(46.4)%
Asia	78,431	133,191	(54,760)	(41.1)%	272,332	415,789	(143,457)	(34.5)%
Australasia and other*	53,590	334,422	(280,832)	(84.0)%	364,109	882,806	(518,697)	(58.8)%
Europe	140,215	100,501	39,714	39.5%	418,231	335,060	83,171	24.8%
Middle East	63,854	70,547	(6,693)	(9.5)%	169,050	175,450	(6,400)	(3.6)%
North America	149,886	94,730	55,156	58.2%	403,003	442,476	(39,473)	(8.9)%
South America	69,621	104,326	(34,705)	(33.3)%	220,676	219,958	718	0.3%

Total	$578,072	$882,063	$(303,991)	(34.5)%	$1,915,087	$2,597,886	$(682,799)	(26.3)%

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

Please refer to the “—Overview of Segment” section below for a discussion of our Global E&C Group’s market outlook.

Quarter Ended September 30, 2012

Our Global E&C Group experienced a decrease in operating revenues of 34% in the third quarter of 2012, compared to the same period in 2011. The decrease in the period was primarily driven by decreased flow-through revenues of $266,600. Excluding flow-through revenues and foreign currency fluctuations, our Global E&C Group’s operating revenues decreased 4% in the third quarter of 2012, compared to the same period in 2011.

Our Global E&C Group’s EBITDA decreased in the third quarter of 2012, compared to the same period in 2011, primarily driven by decreased contract profit of $6,600 and the unfavorable impact of increased sales pursuit costs of $4,700, resulting from increased new proposal activity, partially offset by the favorable impact related to the change in net foreign exchange transactions of $3,600. The decrease in contract profit primarily resulted from decreased volume of operating revenues, excluding flow-through revenues and foreign currency fluctuations, and, to a lesser extent, decreased contract profit margins.

Nine Months Ended September 30, 2012

Our Global E&C Group experienced a decrease in operating revenues of 26% in the first nine months of 2012, compared to the same period in 2011. The decrease in the period was primarily driven by decreased flow-through revenues of $703,200. Excluding flow-through revenues and foreign currency fluctuations, our Global E&C Group’s operating revenues increased 6% in the first nine months of 2012, compared to the same period in 2011.

Our Global E&C Group’s EBITDA decreased in the first nine months of 2012, compared to the same period in 2011, primarily driven by the unfavorable impact of increased sales pursuit costs of $12,800, resulting from increased new proposal activity, decreased equity earnings from our Global E&C Group’s projects in Italy of $4,500, the unfavorable impact of the inclusion of a $4,000 gain related to the revaluation of a contingent consideration liability that was recognized during the first nine months of 2011 and the unfavorable impact of the inclusion of a $1,500 charge in the first nine months of 2012 related to the write-off of capitalized costs for a wind farm development project in Italy that, due to recent legislation, was no longer an economically viable project, partially offset by increased contract profit of $10,800. The increase in contract profit primarily resulted from increased volume of operating revenues, excluding flow-through revenues, and, to a lesser extent, increased contract profit margins.

Our equity earnings in the first nine months of 2012 were unfavorably impacted by the results of one of our projects in Italy that recorded a charge to establish a reserve against its receivable balance for emission rights earned prior to 2012 and experienced decreased earnings as a result of a facility maintenance shutdown during the first quarter of 2012.

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

Global markets in the engineering and construction industry have experienced intense competition among engineering and construction contractors and pricing pressure for contracts awarded. Clients’ bidding and contract award processes continue to be more protracted, particularly for projects sponsored by national oil companies. Additionally, some clients have been releasing, and continue to release, tranches of work on a piecemeal basis. The engineering and construction industry may be further impacted by potential downside risk to global economic growth driven primarily by continued sovereign debt and bank funding pressures in the Eurozone, the speed at which governmental efforts directed at spending and debt reduction are being implemented, a slowdown in the economic growth rate in China and geopolitical oil supply risks, which could impact global economic growth through a significant rise in oil prices. If these risks materialize, our Global E&C Group could be impacted. However, we are seeing clients continuing to develop new projects and, after making final investment decisions, moving forward with previously planned projects.

We have continued to be successful in booking contracts of varying types and sizes in our key end markets, including an engineering, procurement and construction management, or EPCm, contract for a major refinery expansion in Venezuela, an EPCm contract for a gas facility expansion in Asia, two EPCm contracts for chemicals facilities in Asia, a front-end engineering design, or FEED, contract for a new gas-to-chemicals complex in Brazil, a FEED contract for a refinery upgrade in Europe, a contract for additional FEED work for a power project in Europe, an engineering and procurement contract for a chemicals facility in the Middle East, a contract for additional project management consultancy work for an upstream project in the Middle East, and a contract for the design and supply of a heater for a refinery in Eastern Europe.

We believe our success in this regard is a reflection of our technical expertise, our project execution performance, our long-term relationships with clients, our safety performance, and our selective approach in pursuit of new prospects where we believe we have significant differentiators.

Global Power Group

	Quarter Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Operating revenues	$225,160	$249,793	$(24,633)	(9.9)%	$764,267	$754,100	$10,167	1.3%

EBITDA	$65,148	$35,312	$29,836	84.5%	$161,314	$129,511	$31,803	24.6%

Results

Our Global Power Group’s operating revenues by geographic region for the quarter and nine months ended September 30, 2012 and 2011, based upon where our projects are being executed, were as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Africa	$-	$982	$(982)	(100.0)%	$2,450	$1,864	$586	31.4%
Asia	99,246	88,708	10,538	11.9%	311,426	223,789	87,637	39.2%
Australasia and other*	-	-	-	0.0%	-	6	(6)	(100.0)%
Europe	48,788	94,480	(45,692)	(48.4)%	229,704	295,665	(65,961)	(22.3)%
Middle East	1,312	3,938	(2,626)	(66.7)%	8,965	24,679	(15,714)	(63.7)%
North America	67,761	55,465	12,296	22.2%	187,829	186,613	1,216	0.7%
South America	8,053	6,220	1,833	29.5%	23,893	21,484	2,409	11.2%

Total	$225,160	$249,793	$(24,633)	(9.9)%	$764,267	$754,100	$10,167	1.3%

*	Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

Please refer to the “—Overview of Segment” section below for a discussion of our Global Power Group’s market outlook.

Quarter Ended September 30, 2012

Our Global Power Group experienced a decrease in operating revenues in the third quarter of 2012, compared to the same period in 2011. The decrease was primarily driven by decreased volume of business and the unfavorable impact of foreign currency fluctuations. Excluding foreign currency fluctuations, our Global Power Group’s operating revenues decreased 5% in the third quarter of 2012, compared to the same period in 2011.

Our Global Power Group’s EBITDA increased in the third quarter of 2012, compared to the same period in 2011, primarily driven by increased contract profit of $24,600. The increase in contract profit primarily resulted from increased contract profit margins, partially offset by decreased volume of operating revenues, excluding the impact of foreign currency fluctuations. The increase in EBITDA also included the favorable impact of increased equity earnings from our Global Power Group’s project in Chile of $2,700. Please see below for further discussion regarding our Global Power Group’s project in Chile.

Nine Months Ended September 30, 2012

Our Global Power Group experienced an increase in operating revenues in the nine months ended September 30, 2012, compared to the same period in 2011. The increase was primarily driven by increased volume of business, partially offset by the unfavorable impact of foreign currency fluctuations. Excluding foreign currency fluctuations, our Global Power Group’s operating revenues increased 7% in the nine months ended September 30, 2012, compared to the same period in 2011.

Our Global Power Group’s EBITDA increased in the nine months ended September 30, 2012, compared to the same period in 2011, primarily driven by increased contract profit of $33,300. The increase in contract profit primarily resulted from increased contract profit margins and, to a lesser extent, increased volume of operating revenues. Additionally, the increase in contract profit included the favorable impact of a settlement with a subcontractor of approximately $6,900 during the first nine months of 2012 and the favorable impact of the inclusion of an out-of-period correction recorded in the nine months ended September 30, 2011 for a reduction of final estimated profit of approximately $4,600, both of which are discussed in the preceding section within this Item 2 entitled “—Results of Operations-EBITDA”. The increase in EBITDA also included the unfavorable impact of decreased equity earnings from our Global Power Group’s project in Chile of $5,400 and the favorable impact of decreased legal fees of $4,000. Please see below for further discussion regarding our Global Power Group’s project in Chile.

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

Our equity earnings from our project in Chile were $5,300 and $2,600 in the third quarter of 2012 and 2011, respectively. Our equity earnings from our project in Chile were $18,700 and $24,100 in the nine months ended September 30, 2012 and 2011, respectively. The increase in equity earnings in the third quarter of 2012, compared to the same period in 2011, was primarily driven by an increase in the project’s volume of electricity produced in the third quarter of 2012, partially offset by the impact of lower marginal rates for electrical power generation. The decrease in equity earnings in the nine months ended September 30, 2012, compared to the same period in 2011, was primarily driven by the impact of lower marginal rates for electrical power generation, partially offset by an increase in the project’s volume of electricity produced in the nine months ended September 30, 2012.

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

Our Global Power Group offers a number of other products and services related to steam generators, including:

•

Design, manufacture and installation of auxiliary and replacement equipment for utility power and industrial facilities, including surface condensers, feedwater heaters, coal pulverizers, steam generator coils and panels, biomass gasifiers, and replacement parts for steam generators.

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

We believe that demand for the products and services of our Global Power Group in the remainder of the 2012 will decrease, compared to 2011, due to an increased level of timing delays related to project award dates which has been experienced throughout 2012. However, we believe opportunities will continue in the growth regions of Asia, the Middle East and South America driven by growing electricity demand. A number of constraining market factors continue to impact the markets that we serve. Political and environmental sensitivity regarding coal-fired steam generators continues to cause prospective projects utilizing coal as their primary fuel to be postponed or cancelled as clients experience difficulty in obtaining the required environmental permits or decide to wait for additional clarity regarding governmental regulations. The sensitivity has been especially pronounced in the U.S. and Western Europe and with the concern that coal-fired steam generators, relative to alternative fuel sources, contribute more toward global warming through the discharge of greenhouse gas emissions into the atmosphere. The outlook for continued lower natural gas pricing over the next three to five years, driven by increasing supply and new liquefied natural gas capacity, has increased the attractiveness of natural gas, in relation to coal, for the generation of electricity. In addition, the constraints on the global credit market may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. These factors could negatively impact investment in the power sector, which in turn could negatively impact our Global Power Group’s business.

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

We completed an engineering and supply project for a pilot-scale (approximately 30 megawatt thermal, equivalent to approximately 10 megawatt electrical, or MWe) CFB steam generator, which incorporates our carbon-capturing Flexi-BurnTM technology. Further, we are executing a project, together with other parties, which is funded by a grant agreement with the European Commission to support the technology development of a commercial scale (approximately 300 MWe) Carbon Capture and Storage demonstration plant featuring our Flexi-BurnTM CFB technology.

Recently we were awarded design and supply contracts for a heat recovery steam generator for a large combined cycle power plant in Poland and a 60 MWe CFB steam generator in South Korea. We also were awarded two contracts for design, review and cooperation with our licensees in Korea for a utility scale CFB steam generator and supercritical PC steam generator. In addition, we booked another contract from a repeat customer for construction of a selective catalytic reactor located in the U.S.

Liquidity and Capital Resources

Cash Flows Activities

Our cash and cash equivalents, short-term investments and restricted cash balances were:

	As of

	September 30, 2012	December 31, 2011	$ Change	% Change
Cash and cash equivalents	$709,370	$718,049	$(8,679)	(1.2)%

Short-term investments	-	1,294	(1,294)	(100.0)%

Restricted cash	78,962	44,094	34,868	79.1%

Total	$788,332	$763,437	$24,895	3.3%

Total cash and cash equivalents, short-term investments and restricted cash held by our non-U.S. entities as of September 30, 2012 and December 31, 2011 were $545,500 and $630,000, respectively.

During the first nine months of 2012, we experienced a decrease in cash and cash equivalents of $8,700, primarily as a result of cash used to repurchase shares and to pay related commissions under our share repurchase program of $50,900, an increase in restricted cash, excluding foreign currency translation effects, of $34,900, capital expenditures of $26,700 and distributions to noncontrolling interests of $12,500, partially offset by cash provided by operating activities of $110,600 and the favorable impact related to exchange rate changes on our cash and cash equivalents of $10,300.

The increase in restricted cash was primarily attributable to increased cash received for client dedicated accounts for project-related purchases.

Cash Flows from Operating Activities

	Nine Months Ended September 30,
	2012	2011	$ Change
Net cash provided by operating activities	$110,605	$213,316	$(102,711)

Net cash provided by operating activities in the first nine months of 2012 primarily resulted from cash provided by net income of $208,900, which excludes non-cash charges of $68,400, partially offset by cash used for working capital of $85,900 and mandatory contributions to our non-U.S. pension plans of $15,700.

The decrease in net cash provided by operating activities of $102,700 in the first nine months of 2012, compared to the same period of 2011, resulted primarily from an increase in cash used to fund working capital of $126,900, partially offset by decreased cash used for asbestos-related activities of $13,600 and increased cash provided by net income of $7,100.

Working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts and the timing of the related cash receipts. During the first nine months of 2012, we used cash to fund working capital, as cash used for services rendered and purchases of materials and equipment exceeded cash receipts from client billings. During the first nine months of 2012, we used cash to fund working capital in both our Global E&C Group and our Global Power Group. We generated cash from the conversion of working capital during the first nine months of 2011, as cash receipts from client billings exceeded cash used for services rendered and purchases of materials and equipment.

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

Cash Flows from Investing Activities

	Nine Months Ended September 30,

	2012	2011	$ Change
Net cash used in investing activities	$(55,818)	$(45,378)	$(10,440)

The net cash used in investing activities in the first nine months of 2012 was attributable primarily to an increase in restricted cash, excluding foreign currency translation effects, of $34,900 and capital expenditures of $26,700, partially offset by cash provided by a return of investment from unconsolidated affiliates of $6,200.

The net cash used in investing activities in the first nine months of 2011 was attributable primarily to capital expenditures of $22,900 and an increase in restricted cash, excluding foreign currency translation effects, of $21,400.

The capital expenditures in the first nine months of 2012 and 2011 related primarily to leasehold improvements, information technology equipment and office equipment.

Cash Flows from Financing Activities

	Nine Months Ended September 30,

	2012	2011	$ Change
Net cash used in financing activities	$(73,810)	$(246,539)	$172,729

The net cash used in financing activities in the first nine months of 2012 was attributable primarily to cash used to repurchase shares and to pay related commissions under our share repurchase program of $50,900. Other financing activities included distributions to noncontrolling interests of $12,500 and repayment of debt and capital lease obligations of $7,100.

The net cash used in financing activities in the first nine months of 2011 was attributable primarily to cash used to repurchase shares and to pay related commissions under our share repurchase program of $240,200. Other financing activities included cash used for distributions to noncontrolling interests of $10,400 and repayment of debt and capital lease obligations of $8,000, partially offset by cash provided from exercises of stock options of $11,900.

Outlook

Our liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations, changes in working capital activities, unused credit line availability and claim recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling twelve-month period. Based on these forecasts, we believe our existing cash balances and forecasted net cash provided by operating activities will be sufficient to fund our operations throughout the next twelve months. Based on these forecasts, our primary cash needs will be working capital, capital expenditures, pension contributions and net asbestos-related payments. We may also use cash for acquisitions, discretionary pension plan contributions or to repurchase our shares under the share repurchase program, as described further below. The majority of our cash balances are invested in short-term interest bearing accounts with maturities of less than three months at creditworthy financial institutions around the world. Further significant deterioration of the current global economic and credit market environment, particularly in the Eurozone countries, could challenge our efforts to maintain our well-diversified asset allocation with creditworthy financial institutions and/or unfavorably impact our liquidity and financial statements. We will continue to monitor the global economic environment, particularly in those countries where we have operations or assets. We continue to consider investing some of our cash in longer-term investment opportunities, including the acquisition of other entities or operations in the engineering and construction industry or power industry and/or the reduction of certain liabilities, such as unfunded pension liabilities.

It is customary in the industries in which we operate to provide standby letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. We believe that we will have sufficient letter of credit capacity from existing facilities throughout the next twelve months.

We are dependent on cash repatriations from our subsidiaries to cover payments and expenses of our parent holding company in Switzerland, to cover cash needs related to our asbestos-related liability and other overhead expenses in the U.S. and, at our discretion, specific liquidity requirements, such as funding acquisitions and our share repurchase program, as described further below. Consequently, we require cash repatriations to Switzerland and the U.S. from our entities located in other countries in the normal course of our operations to meet our Swiss and U.S. cash needs and have successfully repatriated cash for many years. We believe that we can repatriate the required amount of cash to Switzerland and the U.S. Additionally, we continue to have access to the revolving credit portion of our senior credit facility, if needed.

Our net asbestos-related payments are the result of asbestos liability indemnity and defense costs payments in excess of insurance proceeds. During the first nine months of 2012, we had net asbestos-related cash outflows of approximately $3,200. We expect the 2012 full year net cash outflows to be approximately $8,300. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.

On August 3, 2012, we entered into a new five-year senior unsecured credit agreement, which replaced our amended and restated senior unsecured credit agreement from July 2010. Our new senior credit agreement provides for a facility of $750,000 and contains an increase option permitting us, subject to certain requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $300,000 in additional commitments. During the term of this senior credit agreement, we may request, subject to certain requirements, up to two one-year extensions of the contractual termination date.

We can issue up to $750,000 under the letter of credit portion of the facility. Letters of credit issued under our new senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in our corporate credit ratings, as defined in the senior credit agreement. Based on our current credit ratings, letter of credit fees for performance and non-performance letters of credit issued under our new senior credit agreement are 0.75% and 1.50% per annum of the outstanding amount, respectively, excluding a nominal fronting fee. We also have the option to use up to $250,000 of the $750,000 for revolving borrowings at a rate equal to adjusted LIBOR, as defined in the senior credit agreement, plus 1.50%, subject also to the performance pricing noted above.

We had approximately $254,400 and $225,600 of letters of credit outstanding under our senior credit agreements in effect as of September 30, 2012 and December 31, 2011, respectively. There were no funded borrowings under our senior credit agreements in effect as of September 30, 2012 and December 31, 2011. Based on our current operating plans and cash forecasts, we do not intend to borrow under our senior credit agreement over the next twelve months. Please refer to Note 5 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.

We are not required to make any mandatory contributions to our U.S. pension plans in 2012 based on the minimum statutory funding requirements. We made mandatory contributions totaling approximately $15,700 to our non-U.S. pension plans during the first nine months of 2012. Based on the minimum statutory funding requirements for 2012, we expect to make mandatory contributions totaling approximately $21,600 to our non-U.S. pension plans for the full year. Additionally, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during 2012.

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

Based on the aggregate share repurchases under our program through September 30, 2012, we were authorized to repurchase up to an additional $460,072 of our outstanding shares. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Through September 30, 2012, we have repurchased 42,159,959 shares for an aggregate cost of approximately $1,044,325 since the inception of the repurchase program announced on September 12, 2008. We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other privately negotiated transactions pursuant to our share repurchase program. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans. For further information, please refer to Part II, Item 2 of this quarterly report on Form
10-Q.

We have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends. Our current senior credit agreement contains limitations on cash dividend payments as well as other restricted payments.

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

New Orders, Measured in Terms of Future Revenues

	September 30, 2012			September 30, 2011
	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total
By Project Location:
Quarter Ended
North America	$45,200	$68,200	$113,400	$26,800	$43,600	$70,400
South America	377,900	7,900	385,800	33,900	4,800	38,700
Europe	69,300	57,800	127,100	88,400	22,200	110,600
Asia	251,900	48,900	300,800	127,800	6,800	134,600
Middle East	113,900	3,100	117,000	35,300	1,400	36,700
Africa	24,200	-	24,200	48,200	200	48,400
Australasia and other*	(44,400)	-	(44,400)	227,700	-	227,700

Total	$838,000	$185,900	$1,023,900	$588,100	$79,000	$667,100

Nine Months Ended
North America	$189,500	$176,200	$365,700	$191,900	$178,100	$370,000
South America	509,900	24,200	534,100	259,500	17,900	277,400
Europe	403,200	167,800	571,000	351,300	100,000	451,300
Asia	453,900	92,200	546,100	431,500	487,200	918,700
Middle East	224,200	3,400	227,600	90,900	9,500	100,400
Africa	41,600	-	41,600	101,400	6,000	107,400
Australasia and other*	185,200	-	185,200	546,300	-	546,300

Total	$2,007,500	$463,800	$2,471,300	$1,972,800	$798,700	$2,771,500

By Industry:
Quarter Ended
Power generation	$3,300	$155,700	$159,000	$15,300	$46,500	$61,800
Oil refining	417,400	-	417,400	182,400	-	182,400
Pharmaceutical	10,700	-	10,700	9,300	-	9,300
Oil and gas	34,400	-	34,400	259,400	-	259,400
Chemical/petrochemical	356,900	-	356,900	98,500	-	98,500
Power plant operation and maintenance	4,000	30,200	34,200	4,000	32,500	36,500
Environmental	1,100	-	1,100	900	-	900
Other, net of eliminations	10,200	-	10,200	18,300	-	18,300

Total	$838,000	$185,900	$1,023,900	$588,100	$79,000	$667,100

Nine Months Ended
Power generation	$49,200	$380,300	$429,500	$23,500	$713,900	$737,400
Oil refining	936,900	-	936,900	989,900	-	989,900
Pharmaceutical	46,100	-	46,100	34,900	-	34,900
Oil and gas	398,500	-	398,500	609,800	-	609,800
Chemical/petrochemical	528,300	-	528,300	261,000	-	261,000
Power plant operation and maintenance	14,900	83,500	98,400	13,000	84,800	97,800
Environmental	6,600	-	6,600	4,100	-	4,100
Other, net of eliminations	27,000	-	27,000	36,600	-	36,600

Total	$2,007,500	$463,800	$2,471,300	$1,972,800	$798,700	$2,771,500

* Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

Backlog, Measured in Terms of Future Revenues

	As of September 30, 2012			As of December 31, 2011
	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total
By Contract Type:
Lump-sum turnkey	$-	$103,200	$103,200	$-	$164,300	$164,300
Other fixed-price	688,900	781,900	1,470,800	515,400	997,200	1,512,600
Reimbursable	1,796,900	32,700	1,829,600	1,904,800	44,400	1,949,200

Total	$2,485,800	$917,800	$3,403,600	$2,420,200	$1,205,900	$3,626,100

By Project Location:
North America	$264,600	$194,400	$459,000	$483,200	$217,400	$700,600
South America	642,000	27,400	669,400	328,100	25,500	353,600
Europe	604,400	185,700	790,100	637,100	234,500	871,600
Asia	522,200	500,900	1,023,100	413,300	711,100	1,124,400
Middle East	383,900	9,300	393,200	275,700	15,000	290,700
Africa	65,400	-	65,400	104,700	2,400	107,100
Australasia and other*	3,300	100	3,400	178,100	-	178,100

Total	$2,485,800	$917,800	$3,403,600	$2,420,200	$1,205,900	$3,626,100

By Industry:
Power generation	$299,700	$801,900	$1,101,600	$304,000	$1,090,000	$1,394,000
Oil refining	1,341,600	-	1,341,600	1,468,400	-	1,468,400
Pharmaceutical	30,500	-	30,500	28,200	-	28,200
Oil and gas	184,600	-	184,600	303,600	-	303,600
Chemical/petrochemical	610,300	-	610,300	287,900	-	287,900
Power plant operation and maintenance	-	115,900	115,900	-	115,900	115,900
Environmental	3,500	-	3,500	3,600	-	3,600
Other, net of eliminations	15,600	-	15,600	24,500	-	24,500

Total	$2,485,800	$917,800	$3,403,600	$2,420,200	$1,205,900	$3,626,100

Backlog, measured in terms of Foster Wheeler Scope	$1,706,800	$908,300	$2,615,100	$1,365,900	$1,196,400	$2,562,300

Global E&C Group Man-hours in Backlog (in thousands)	13,200		13,200	11,600		11,600

* Australasia and other primarily represents Australia, New Zealand and the Pacific Islands.

The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in increases of $65,100 and $42,800, respectively, as of September 30, 2012 compared to December 31, 2011.

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

Application of Critical Accounting Estimates

Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Management and the Audit Committee of our Board of Directors approve the critical accounting policies. A full discussion of our critical accounting policies and estimates is included in our annual report on Form 10-K for the year ended December 31, 2011. We did not have a significant change to the application of our critical accounting policies and estimates during the first nine months of 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine months of 2012, there were no material changes in the market risks as described in our annual report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information with respect to purchases under our share repurchase program during the third quarter of 2012.

Fiscal Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 through July 31, 2012	-	$-	-
August 1, 2012 through August 31, 2012	1,319,210	20.02	1,319,210
September 1, 2012 through September 30, 2012	625,000	21.62	625,000

Total	1,944,210	$20.54	1,944,210	(2)	$460,072

(1)

During the third quarter of 2012, we repurchased an aggregate of 1,944,210 shares in open market transactions pursuant to our share repurchase program. We were authorized to repurchase up to an additional $460,072 of our outstanding shares as of September 30, 2012. The repurchase program has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase program.

(2)	As of September 30, 2012, an aggregate of 42,159,959 shares were purchased for a total of $1,044,325 since the inception of the repurchase program announced on September 12, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibits

10.1

Credit Agreement, dated August 3, 2012, among Foster Wheeler LLC, Foster Wheeler Inc., Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation and Foster Wheeler International Corporation, as Borrowers, the guarantors party thereto, the lenders party thereto, BNP Paribas as Administrative Agent, BNP Paribas Securities Corp. as Sole Bookrunner, BNP Paribas Securities Corp., Union Bank, N.A., HSBC Bank USA, National Association, and Wells Fargo Securities, LLC as Joint Lead Arrangers, and Union Bank, N.A., HSBC Bank USA, National Association, and Wells Fargo Bank, National Association, as Syndication Agents and Crédit Agricole Corporate & Investment Bank, Lloyds TSB Bank plc, and PNC Bank, National Association as Documentation Agents.

10.2*	Third Amendment to the Employment Agreement between Foster Wheeler Inc. and Peter D. Rose, dated as of August 1, 2012.
23.1	Consent of Analysis, Research & Planning Corporation.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG

(Registrant)

Date: November 9, 2012	/s/ J. KENT MASTERS
J. KENT MASTERS
CHIEF EXECUTIVE OFFICER

Date: November 9, 2012	/s/ FRANCO BASEOTTO
FRANCO BASEOTTO
EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER