Form 10-K
period 2012-12-31
FOSTER WHEELER AG
filed 2013-03-01
CIK 1130385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .......... to ..........

Commission file number 001-31305

FOSTER WHEELER AG

(Exact name of registrant as specified in its charter)

Switzerland	98-0607469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No).

Shinfield Park Reading Berkshire RG2 9FW, United Kingdom	RG2 9FW (Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:

44 118 913 1234

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,199,000,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Registered shares held as of such date by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 104,471,572 of the registrant’s registered shares outstanding as of February 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information by reference from the definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2012.

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

PART I

ITEM 1.	BUSINESS (amounts in thousands of dollars, except for the number of employees)

General

Foster Wheeler AG is incorporated under the laws of Switzerland and is registered in the commercial register of the Canton of Zug, Switzerland. Except as the context otherwise requires, the terms “Foster Wheeler,” “us” and “we,” as used herein, refer to Foster Wheeler AG and its direct and indirect subsidiaries for the period after February 9, 2009 and Foster Wheeler Ltd., our former parent company, and its direct and indirect subsidiaries for the period prior to February 9, 2009. Please refer to Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Performance Graph” for further information regarding our redomestication to Switzerland.

We operate through two business groups: our Global Engineering and Construction Group, which we refer to as our Global E&C Group, and our Global Power Group.

Our Global E&C Group

Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation facilities, distribution facilities, gasification facilities and processing facilities associated with the metals and mining sector. Our Global E&C Group is also involved in the design of facilities in developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Additionally, our Global E&C Group is involved in the development, engineering, construction, ownership and operation of power generation facilities, from conventional and renewable sources, including waste-to-energy facilities.

Our Global E&C Group owns one of the leading technologies (SYDECSM delayed coking) used in refinery residue upgrading, in addition to other refinery residue upgrading technologies (solvent deasphalting and visbreaking), and a hydrogen production process used in oil refineries and petrochemical plants. Our Global E&C Group also owns a proprietary sulfur recovery technology which is used to treat gas streams containing hydrogen sulfide for the purpose of reducing the sulfur content of fuel products and to recover a saleable sulfur by-product. Additionally, our Global E&C Group owns a thermal treatment technology, based on a proprietary slagging rotary kiln, for the processing of hazardous and toxic waste streams.

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

Our Global E&C Group’s products and services include:

Consulting

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

Our Global Power Group

Our Global Power Group designs, manufactures and erects steam generators and auxiliary equipment for electric power generating stations, district heating and power plants and industrial facilities worldwide. We believe that our competitive differentiation in serving these markets is the ability of our products to cleanly and efficiently burn a wide range of fuels, singularly or in combination. Our Global Power Group’s steam generators utilize a broad range of technologies, offering independent power producers, utilities, municipalities and industrial clients high-value technology solutions for converting a wide range of fuels, such as coal, lignite, petroleum coke, oil, gas, solar, biomass, municipal solid waste and waste flue gases, into steam, which can be used for power generation, district heating or industrial processes. Among these fuel sources, coal is the most widely used, and thus the market drivers and constraints associated with coal strongly affect the steam generator market and our Global Power Group’s business. Our Global Power Group also conducts research and development in the areas of combustion, solid, fluid and gas dynamics, heat transfer, materials and solid mechanics. Additionally, our Global Power Group owns and operates a waste-to-energy facility; holds a controlling interest in and operates a combined-cycle gas turbine facility; owns a noncontrolling interest in and operates a petcoke-fired circulating fluidized-bed, which we refer to as CFB, facility for refinery steam and power generation; and operates a university cogeneration power facility for steam/electric generation.

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

Our Global Power Group’s products and services include:

Circulating Fluidized-Bed Steam Generators

Our Global Power Group designs, manufactures and supplies steam generators that utilize our proprietary CFB technology to clients worldwide. We believe that CFB combustion is generally recognized as one of the most commercially viable, fuel-flexible and clean burning ways to generate steam on a commercial basis from coal and many other solid fuels and waste products. A CFB steam generator utilizes air nozzles on the floor and lower side walls of its furnace to mix and fluidize the fuel particles as they burn, resulting in a very efficient combustion and heat transfer process. The fuel and other added solid materials, such as limestone, are continuously recycled through the furnace to maximize combustion efficiency and the capture of pollutants, such as the oxides of sulfur, which we refer to as SOx. Due to the efficient mixing of the fuel with the air and other solid materials and the long period of time the fuel remains in the combustion process, the temperature of the process can be greatly reduced below that of a conventional burning process. This has the added benefit of reducing the formation of nitrogen-oxide, which we refer to as NOx, which is another pollutant formed during the combustion process. Due to these benefits, additional SOx and NOx control systems are frequently not needed. Supercritical CFB steam technology dramatically raises the pressure of water as it is converted to steam, allowing the steam to absorb more heat from the combustion process, which results in a substantial improvement of approximately 5-15% in the efficiency of an electric power plant. To meet the requirements of the utility power sector, our Global Power Group offers supercritical CFB steam generators that range from 400 megawatt electrical, or MWe, up to 800 MWe in single unit sizes, in addition to subcritical CFB steam generators which typically range between 30-400 MWe.

We are continuing our development of Flexi-BurnTM technology as a next generation technology to be used with our CFB steam generators at coal power plants, which we believe will significantly decrease CO2 emissions. This technology will enable our CFB steam generators to capture and store CO2 by operating in “oxygen-firing CO2 capture” mode, commonly referred to as oxy-fuel combustion. In this mode, the CFB combustion process will produce a CO2-rich flue gas which can then be delivered to a storage location while avoiding the need for large, expensive and energy intensive post-combustion CO2 separation equipment. We completed an engineering and supply project for a pilot-scale (approximately 30 megawatt thermal, equivalent to approximately 10 MWe) CFB steam generator, which incorporates our carbon-capturing Flexi-BurnTM technology. The pilot plant began successfully capturing CO2 in September 2012. Additionally, together with other parties through a grant agree-

ment with the European Commission, we are considering projects to further develop carbon-capturing technology. The grant agreement stipulates that the funding under the program will be used for carbon-capture and storage technology development applicable to a 300 MWe oxy-fuel combustion power plant.

Pulverized Coal Steam Generators

Our Global Power Group designs, manufactures and supplies PC steam generators to clients worldwide. PC steam generators are commonly used in large coal-fired power plant applications. The coal is pulverized into fine particles and injected into the steam generator through specially designed low NOx burners. Our PC steam generators control NOx by utilizing advanced low-NOx combustion technology and selective catalytic reduction technology, which we refer to as SCR. PC technology requires flue gas desulfurization, which we refer to as FGD, equipment to be installed to capture SOx. We offer our PC steam generators with either conventional sub-critical steam technology or more efficient supercritical steam technology for electric power plant applications. PC steam generators typically range from 200-800 MWe.

Industrial Steam Generators

Our Global Power Group designs, manufactures and supplies industrial steam generators of various types including: CFB, as described above, grate, fully assembled package, field erected oil and gas, waste heat, and heat recovery steam generators. Depending on the steam generator type and application, our industrial steam generators are designed to burn a wide spectrum of industrial fuels from high quality oil and natural gas to biomass and “waste type” fuels such as tires, municipal solid waste, waste wood and paper. Our industrial steam generators are designed for ruggedness, fuel flexibility and reliability.

Auxiliary Equipment and Aftermarket Services

Our Global Power Group also manufactures and installs auxiliary and replacement equipment for utility power and industrial facilities, including steam generators for solar thermal power plants, surface condensers, feed water heaters, coal pulverizers, steam generator coils and panels, biomass gasifiers, and replacement parts. Additionally, we offer a full line of new and retrofit NOx reduction systems such as selective non-catalytic and catalytic NOx reduction systems, as well as complete low-NOx combustion systems. Our multi-pollutant FGD equipment utilizes scrubbing technology to capture sulfur dioxide, or SO2, and other harmful emissions and has the ability to meet all applicable emission regulations in the U.S. and Europe. During 2011, we acquired a company based in Germany that designs, manufactures and installs equipment which utilizes circulating dry ash flue gas scrubbing technology for all types of steam generators in the power and industrial sectors. This acquisition enhanced our product portfolio.

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

Corporate and Finance Group

In addition to our Global E&C Group and Global Power Group, which represent two of our operating segments for financial reporting purposes, we report the financial results associated with the management of entities which are not managed by one of our two business groups, which include corporate center expenses, our captive insurance operation and expenses related to certain legacy liabilities, such as asbestos, in the Corporate and Finance Group, which also represents an operating segment for financial reporting purposes and which we refer to as the C&F Group.

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

Customers and Marketing

We market our services and products through a worldwide staff of sales and marketing professionals, through a network of sales representatives and through partnership or joint venture arrangements with unrelated third-parties. Our businesses are not seasonal and are not dependent on a limited group of clients. During 2012, one client accounted for approximately 12% of our consolidated operating revenues (inclusive of flow-through revenues as described in the section entitled “— Unfilled Orders” within this Item 1); however, the associated flow-through revenues included in this percentage accounted for approximately 11% of our consolidated operating revenues in 2012. A second client accounted for approximately 26% and 25% of our consolidated operating revenues (inclusive of flow-through revenues) in 2011 and 2010, respectively; however, the associated flow-through revenues included in these percentages accounted for approximately 25% and 23% of our consolidated operating revenues in 2011 and 2010, respectively. No other single client accounted for ten percent or more of our consolidated revenues in 2012, 2011 or 2010. Representative clients include state-owned and multinational oil and gas companies; major petrochemical, chemical, metals and mining, and pharmaceutical companies; national, municipal and independent electric power generation companies, including public utility companies; and government agencies throughout the world. The majority of our revenues and new business originates outside of the United States.

Licenses, Patents and Trademarks

We own and license patents, trademarks and know-how, which are used in each of our business groups. The life cycles of the patents and trademarks are of varying durations. We are not materially dependent on any particular patent or trademark, although we depend on our ability to protect our intellectual property rights to the technologies and know-how used in our proprietary products. As noted above, our Global Power Group has granted licenses to a limited number of companies in select countries to manufacture steam generators and related equipment and certain of our other products. During 2012, our principal licensees were located in India, Japan and South Korea. During the past three years, recurring royalty revenues ranged from approximately $8,000 to $15,000 per year.

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

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the changes in unfilled orders, both in terms of expected future revenues and Foster Wheeler scope revenues. See also Item 1A, “Risk Factors — Risks Related to Our Operations — Projects included in our backlog may be delayed or cancelled, which could materially adversely affect our business, financial condition, results of operations and cash flows.”

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

	As of December 31,
	2012	2011
Global E&C Group	9,876	8,602
Global Power Group	2,939	3,119
C&F Group	78	77

Total	12,893	11,798

Competition

Many companies compete with us in the engineering and construction business. Neither we nor any other single company has a dominant market share of the total design, engineering and construction business servicing our global businesses previously described. Many companies also compete in the global power generating equipment business and neither we nor any other single competitor has an overall dominant market share over the entire steam generator product portfolio.

The vast majority of the market opportunities that we pursue are subject to a competitive tendering process, and we believe that our target customers consider the price, acceptance of certain project-related risks, technical capabilities and availability of qualified personnel, reputation for quality and ability to perform in a timely manner, ability to execute projects in line with client expectations, including the location of engineering activities and the ability to meet local content requirements, and safety record as the primary factors in determining which qualified contractor is awarded a contract. We believe that we derive our competitive strength from the quality of our services and products, technology, worldwide procurement capability, project management expertise, ability to execute complex projects, professionalism, strong safety record and lengthy experience with a wide range of services and technologies.

Companies that compete with our Global E&C Group include but are not limited to the following: Bechtel Corporation; Chicago Bridge & Iron Company N.V.; Chiyoda Corporation; Fluor Corporation; Jacobs Engineering Group Inc.; JGC Corporation; KBR, Inc.; Saipem S.p.A.; Shaw Group, Inc.; Technip; Técnicas Reunidas, SA; and WorleyParsons Ltd.

Companies that compete with our Global Power Group include but are not limited to the following: Alstom Power S.A.; Andritz Group AG; The Babcock & Wilcox Company; Babcock Power Inc.; Dongfang Boiler Works (a subsidiary of Dong Fang Electric Corporation); Doosan-Babcock; Harbin Boiler Co., Ltd.; Hitachi, Ltd.; Metso Corporation; Mitsubishi Heavy Industries Ltd.; and Shanghai Boiler Works Ltd.

Available Information

You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these documents at our website, www.fwc.com, under the heading “Investor Relations” by selecting the heading “SEC Filings.” We make these documents available on our website as soon as reasonably practicable after we electronically file them with or furnish them to the U.S. Securities and Exchange Commission, which we refer to as the SEC. The information disclosed on our website is not incorporated herein and does not form a part of this annual report on Form 10-K.

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

Some of our contracts are fixed-price contracts and other shared-risk contracts, which are both inherently risky because we agree to the selling price of the project based on estimates at the time we enter into the contract. The selling price is based on estimates of the ultimate cost of the contract and we assume substantially all of the risks associated with completing the project, as well as the post-completion warranty obligations. Certain of these contracts are lump-sum turnkey projects where we are responsible for all aspects of the work from engineering through construction, as well as commissioning, all for a fixed selling price. We may be subject to penalties if portions of the long-term fixed-price projects are not completed in accordance with agreed-upon time limits.

Therefore, significant losses can result from performing large, long-term projects on a fixed-price or lump-sum basis. These losses may be material, including in some cases up to or exceeding the full contract value in certain events of non-performance and/or delay, and could negatively impact our business, financial condition, results of operations and cash flows. As of December 31, 2012, our backlog included $70,700 attributable to lump-sum turnkey contracts and $1,327,700 attributable to other fixed-price contracts, which represented 2% and 36%, respectively, of our total backlog. We may increase the size and number of fixed-price or lump-sum turnkey contracts, sometimes in countries where or with clients with whom we have limited previous experience.

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

Our failure to successfully defend against claims made against us by project owners, suppliers or project subcontractors, or our failure to recover adequately on our claims made against project owners, suppliers or subcontractors, could materially adversely affect our business, financial condition, results of operations and cash flows.

Our projects generally involve complex design and engineering, significant procurement of equipment and supplies and construction management. We may encounter difficulties in the design or engineering, equipment and supply delivery, schedule changes and other factors, some of which are beyond our control, that affect our ability to complete the project in accordance with the original delivery schedule or to meet the contractual performance obligations. In addition, we generally rely on third-party partners, equipment manufacturers and subcontractors to assist us with the completion of our contracts. As such, claims involving project owners, suppliers and subcontractors may be brought against us and by us in connection with our project contracts. Claims brought against us include back charges for alleged defective or incomplete work, breaches of warranty and/or late completion of the project work and claims for cancelled projects. The claims and back charges can involve actual damages, as well as contractually agreed upon liquidated sums. Claims brought by us against project owners include claims for additional costs incurred in excess of current contract provisions arising out of project delays and changes in the previously agreed scope of work. Claims between us and our suppliers, subcontractors and vendors include claims like any of those described above. These project claims, if not resolved through negotiation, are often subject to lengthy and expensive litigation or arbitration proceedings. Charges associated with claims could materially adversely affect our business, financial condition, results of operations and cash flows. For further information on project claims, please refer to Note 16, “Litigation and Uncertainties,” to the consolidated financial statements included in this annual report on Form 10-K.

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

Both of our business groups have been impacted by unfavorable economic growth rates in most of their respective global markets during 2012. Additionally, there is potential downside risk to continued unfavorable global economic growth rates driven primarily by continued sovereign debt and bank funding pressures in the Eurozone, the speed at which governmental efforts directed at spending and debt reduction are being implemented, a slowdown in the economic growth rate in China and geopolitical oil supply risks, which could impact global economic growth through a significant rise in oil prices. If these risks materialize, both of our business groups could be impacted.

Global markets in the engineering and construction industry have experienced intense competition among engineering and construction contractors and pricing pressure for contracts awarded. We have seen instances of protracted client bidding and contract award processes and clients releasing tranches of work on a piecemeal basis. These factors may continue in the future.

A number of other constraining market factors continue to impact the markets in the power generation industry that our Global Power Group serves. These factors include political and environmental sensitivity regarding coal-fired steam generators, particularly in the U.S. and Western Europe, as well as the outlook for continued lower natural gas pricing over the next three to five years, which has increased the attractiveness of natural gas, in relation to coal, for the generation of electricity. These factors may continue in the future.

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

Our ability to compete for and receive new contract awards may be further impacted if we are unable to form joint ventures or similar arrangements with other contractors in order to jointly compete for a single contract. Such arrangements can often offer stronger combined qualifications than any firm standing alone and these arrangements can be important to the success of a particular contract bid process or proposal. These arrangements are particularly effective in certain non-U.S. regions where the bidding success can be substantially impacted by the presence and/or qualifications of local partners. The failure to maintain such relationships may impact our ability to receive certain new contract awards.

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

Our failure to attract and retain key officers, qualified personnel, joint venture partners, advisors and subcontractors could materially adversely affect our business, financial condition, results of operations and cash flows.

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

We have worldwide operations, including project site locations, that are conducted through our subsidiaries, as well as through agreements with joint venture partners. Our subsidiaries have operations located in Asia, Australia, Europe, the Middle East, North America, South Africa and South America and execute projects from their office locations, as well as, at project site locations. Additionally, we purchase materials and equipment on a worldwide basis and are heavily dependent on unrelated third-party sources for these materials and equipment. Our worldwide operations and our execution of projects are subject to risks that could materially adversely affect our business, financial condition, results of operations and cash flows, including:

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

Our projects are located at work sites which are inherently dangerous. Failure to maintain a safe work site could result in harm to employees and others, employee turnover, financial losses and decreased opportunities to participate in future bids.

Our project sites can place our employees and others near large equipment, dangerous processes, highly regulated materials or in challenging environments. Depending on the project, we may have the responsibility for safety on the project site and, accordingly, must implement safety procedures. If we fail to implement such procedures or if the procedures we implement are ineffective, our employees and others may be harmed. Although we maintain functional groups whose primary purpose is to implement effective health, safety and environmental procedures throughout our company, the failure to comply with such procedures can subject us to losses and liability under client contracts or statutory regulations. Unsafe work sites also have the potential to increase employee turnover, increase the cost of a project to our clients and raise our operating costs. Any of the foregoing could result in financial losses, which could have a material adverse impact on our business, financial condition, results of operations and cash flows. Additionally, we may lose future opportunities to participate in contract bids as many of our clients require that we meet certain safety criteria in order to be eligible to bid on contracts.

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

Many of the countries in which we transact business have laws that restrict the offer or payment of anything of value to government officials or other persons with the intent of gaining business or favorable government action. We are subject to these laws in addition to being governed by the U.S. Foreign Corrupt Practices Act restricting these types of activities. In addition to prohibiting certain bribery-related activity with government officials and other persons, these laws provide for recordkeeping and reporting obligations. Our policies mandate compliance with these anti-bribery laws and we have procedures and controls in place to monitor internal and external compliance. However, any failure by us, our subcontractors, agents or others who work for us on our behalf to comply with these legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties. The failure to comply with these legal and regulatory obligations could also disrupt our business activities.

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

The efficient operation of our business is dependent on our information and communication systems and our use of our internal data and our clients’ data, including electronic and hardcopy data formats. Information and communication systems by their nature are susceptible to internal and external security breaches, including computer hacker and cyber terrorist breaches, and can fail or become unavailable for a significant period of time. Additionally, if our data security controls fail, we are at risk of intentionally or unintentionally disclosing our or our clients’ data, including trade secrets and intellectual property. This could lead to the violation of client confidentiality agreements and loss of critical data. While we have implemented internal controls for information and communication systems and data security, there can be no assurance that the unavailability of the information and communication systems, the failure of these systems to perform as anticipated for any reason or any significant breach of system or data security may not occur which could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer.

Risks Related to Our Liquidity and Capital Resources

We require cash repatriations from our subsidiaries to meet our cash needs related to our asbestos-related and other liabilities, corporate overhead expenses and share repurchases. Our ability to repatriate funds from our subsidiaries is limited by a number of factors.

We are dependent on cash repatriations from our subsidiaries to cover payments and expenses of our parent holding company in Switzerland, to cover cash needs related to our asbestos-related liability and other overhead expenses in the U.S. and, at our discretion, specific liquidity needs, such as funding acquisitions and our share repurchase program. There can be no assurance that our forecasted cash repatriations will occur as our subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, to comply with covenants and for other general corporate purposes. The repatriation of funds may also subject those funds to taxation in some jurisdictions. The inability to repatriate cash could negatively impact our business, financial condition, results of operations and cash flows.

Certain of our various debt agreements impose financial covenants, which may prevent us from capitalizing on business opportunities, which could negatively impact our business.

Certain of our debt agreements, including our senior unsecured credit agreement, impose financial covenants on us. These covenants limit our ability to incur indebtedness, pay dividends or make other distributions, make investments and acquisitions, and sell assets. These limitations may restrict our ability to pursue business opportunities, which could negatively impact our business.

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

Additionally, in the event our credit ratings are lowered by independent rating agencies, such as Standard & Poor’s or Moody’s Investors Service, it may be more difficult or costly for us to obtain bonding for new awards or maintain such bonding on current projects. We may also be required to provide or increase cash collateral to obtain these bonds, which would reduce our available cash and could impact our ability to increase availability under our senior unsecured credit agreement or other bonding facilities. We are also subject to the risk that any new or amended bonding facilities might not be on terms as favorable as those we have currently, which could adversely affect our liquidity.

We may invest in longer-term investment opportunities, such as the acquisition of other entities or operations in the engineering and construction industry or power industry. Acquisitions of other entities or operations have risks that could materially adversely affect our business, financial condition, results of operations and cash flows.

We have completed and are exploring possible acquisitions within the engineering and construction industry to strategically complement or expand on our technical capabilities or access to new market segments. We also have completed and may explore possible acquisitions within the power industry to complement our product offerings. The acquisition of companies and assets in the engineering and construction and power industries is subject to substantial risks, including the failure to identify material problems during due diligence, the risk of over-paying for assets and the inability to arrange financing for an acquisition as may be required or desired.

Further, the identification, negotiation, integration and consolidation of acquisitions require substantial human, financial and other resources including management time and attention, and ultimately, our acquisitions may not be successfully completed or integrated and/or our resources may be diverted. Additionally, in order to fund targeted acquisitions or other activities, we may issue additional equity securities, which would have the effect of diluting our earnings per share and existing shareholders’ percentage ownership. There can be no assurances that we will consummate any such future acquisitions, that any acquisitions we make will perform as expected or that the returns from such acquisitions will support the investment paid to acquire them or the capital expenditures needed to develop them.

Risks Related to Asbestos Claims

The number and cost of our current and future asbestos claims in the United States could be substantially higher than we have estimated and the timing of payment of claims could be sooner than we have estimated, which could materially adversely affect our business, financial condition, results of operations and cash flows.

Some of our subsidiaries are named as defendants in numerous lawsuits and out-of-court administrative claims pending in the United States in which the plaintiffs claim damages for alleged bodily injury or death arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. We expect these subsidiaries to be named as defendants in similar suits and that new claims will be filed in the future. For purposes of our financial statements, we have estimated the indemnity and defense costs to be incurred in resolving pending and forecasted U.S. claims through 2027. Although we believe our estimates are reasonable, the actual number of future claims brought against us and the cost of resolving these claims could be substantially higher than our estimates. Some of the factors that may result in the costs of asbestos claims being higher than our current estimates include:

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

The total liability recorded on our consolidated balance sheet as of December 31, 2012 is based on estimated indemnity and defense costs expected to be incurred through 2027. We believe that it is likely that there will be new claims filed after 2027, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after 2027. Our forecast contemplates that the number of new claims requiring indemnity will decline from year to year. If future claims fail to decline as we expect, our aggregate liability for asbestos claims will be higher than estimated.

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

The asbestos-related asset recorded on our consolidated balance sheet as of December 31, 2012 represents our best estimate of insurance recoveries from settled and expected future insurance recoveries relating to our U.S. liability for pending and estimated future asbestos claims through 2027.

Over the last several years, certain of our subsidiaries have entered into settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. Our subsidiaries have reached agreements with certain of their insurers to settle their disputed asbestos-related insurance coverage. As a result of these settlements, we increased our asbestos-related insurance recovery assets and recorded settlement gains. However, certain of the settlements with insurance companies during the past several years were for fixed dollar amounts that do not change as the liability changes. Accordingly, increases in the asbestos-related liabilities would not result in an equal increase in the insurance recovery assets and we would have to fund the difference, which would reduce our cash flows and working capital.

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

Some of our subsidiaries in the United Kingdom have received claims alleging personal injury arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. We expect these subsidiaries to be named as defendants in additional suits and claims brought in the future. To date, insurance policies have provided coverage for substantially all of the costs incurred in connection with resolving asbestos claims in the United Kingdom. In our consolidated balance sheet as of December 31, 2012, the total of our U.K. asbestos-related insurance recovery assets substantially covers the total of our U.K. asbestos-related liabilities, which are comprised of an estimated liability relating to open (outstanding) claims and an estimated liability relating to future unasserted claims through 2027. Our ability to continue to recover under these insurance policies is dependent upon, among other things, the timing and amount of asbestos claims that may be made in the future, the financial solvency of our insurers and the amounts that may be paid to resolve the claims. These factors could significantly limit our insurance recoveries, which could materially adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Our Financial Reporting and Corporate Governance

Our use of the percentage-of-completion accounting method could result in a reduction or elimination of previously reported profits.

A substantial portion of our operating revenues, cost of operating revenues and contract profit are recognized using the percentage-of-completion method of accounting. Under this method of accounting, the earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Revisions to estimated revenues and estimated costs can and do result in changes to previously reported revenues, costs and profits. For further information on our revenue recognition methodology, please refer to Note 1, “Summary of Significant Accounting Policies — Revenue Recognition on Long-Term Contracts,” to the consolidated financial statements included in this annual report on Form 10-K.

An impairment of all or part of our goodwill and/or our intangible assets could materially adversely impact our results of operations and shareholders’ equity.

As of December 31, 2012, we had goodwill of $133,500 and other intangible assets, net of $105,100 on our consolidated balance sheet. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Presently, goodwill exists in four of our reporting units — one within our Global Power Group business segment and three within our Global E&C Group business segment. In the fourth quarter of each year, we evaluate goodwill at each reporting unit based on assumptions used to estimate the fair value of our reporting units and assess recoverability, and impairments, if any, which are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. Intangible assets with determinable useful lives are amortized over their respective estimated useful lives and reviewed for impairment together with other tangible long-lived assets whenever events or circumstances indicate that an impairment may exist. An impairment of all or a significant part of our goodwill and/or intangible assets could materially adversely impact our results of operations and shareholders’ equity.

Registered holders who acquired our shares after our redomestication to Switzerland must apply for enrollment in our share register as shareholders with voting rights in order to have voting rights; we may deny such registration under certain circumstances.

To be able to exercise voting rights, registered holders of our shares who acquired our shares after our redomestication to Switzerland in 2009 must apply to us for enrollment in our share register as shareholders with voting rights. Our board of directors may refuse to register holders of shares as shareholders with voting rights based on certain grounds. In particular, under our articles of association, no shareholder will be registered with voting rights for 10% or more of our share capital as recorded in the commercial register unless determined otherwise by our board of directors, subject to exceptions for Cede & Co. and other nominees of clearing organizations. Only shareholders that are registered as shareholders with voting rights on the relevant record date are permitted to participate in and vote at a general shareholders’ meeting. Registered holders who received our shares as a result of our redomestication to Switzerland were registered as shareholders with voting rights and shareholders who hold in “street name” will be entitled to participate in and vote at a general shareholders’ meeting through Cede & Co.

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

Swiss law allows our shareholders to authorize share capital that can be issued by the board of directors without further shareholder approval. Such authorization is limited to 50 percent of the issued share capital and expires after two years at the latest and must therefore be renewed by our shareholders every two years. Additionally, subject to specified exceptions, including exceptions explicitly described in our articles of association, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions. In the event we need to raise share capital at a time when the trading price of our shares is below the CHF 3.00 (equivalent to U.S. $3.28, based on a foreign exchange rate of CHF 0.9156 to U.S. $1.00 on December 31, 2012) par value of the shares, we will need to obtain the approval of our shareholders to decrease the par value of our issued shares or issue another class of shares with a lower par value. Any reduction in par value would decrease our par value available for future repayment of share capital not subject to Swiss withholding tax. In addition, we will not be able to issue options under our various compensation and benefit plans with an exercise price below the par value, which could limit the flexibility of our compensation arrangements. Swiss law also reserves for approval by shareholders many corporate actions over which a board of directors would have authority in some other jurisdictions. For example, dividends must be approved by shareholders. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

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

We have anti-takeover provisions in our articles of association that, together with certain provisions under Swiss corporate law, may discourage a change of control.

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

Globally, our facilities provide approximately 4.4 million square feet of space for our operations. The following table provides the location and general use of our materially important owned or leased physical properties by business segment as of December 31, 2012. All or part of the listed properties may be leased or subleased to other affiliates. All properties are in good condition and adequate for their intended use.

Business Segment and Location	Principal Use	Owned/Leased
Corporate and Finance Group
Zug, Switzerland	Registered Office	Leased
Geneva, Switzerland(1)	Principal executive offices	Leased
Hampton, New Jersey(2)	Office & engineering	Leased

Global Engineering & Construction Group
Alberta, Canada	Office & engineering	Leased
Avellino, Italy(3)	Wind farm towers	Owned & leased
Chennai, India	Office & engineering	Leased
Glasgow, Scotland(4)	Office & engineering	Owned
Gurgaon, India	Office & engineering	Leased
Houston, Texas	Office & engineering	Leased
Istanbul, Turkey	Office & engineering	Leased
Kolkata, India	Office & engineering	Leased
Kuala Lumpur, Malaysia	Office & engineering	Leased
Madrid, Spain	Office & engineering	Leased
Middlesborough, United Kingdom	Office & engineering	Leased
Midrand, South Africa	Office & engineering	Owned
Milan, Italy	Office & engineering	Leased
Paris, France	Office, engineering & warehouse	Leased
Philadelphia, Pennsylvania	Office & engineering	Leased
Provence, France	Office & engineering	Leased
Reading, United Kingdom	Office, engineering & warehouse	Leased
Santiago, Chile	Office & engineering	Leased
Shanghai, China	Office & engineering	Leased
Singapore	Office & engineering	Leased
South Jordan, Utah	Office & engineering	Leased
Sriracha, Thailand	Office & engineering	Leased

Global Power Group
Camden, New Jersey(5)	Waste-to-energy plant	Owned & leased
Espoo, Finland	Office	Leased
Friedrichsdorf, Germany	Office & engineering	Leased
Krefeld, Germany	Manufacturing and office	Leased
Kurikka, Finland	Manufacturing, office & warehouse	Leased
Martinez, California	Cogeneration plant	Owned
McGregor, Texas	Manufacturing & office	Owned
Melbourne, Florida	Office & warehouse	Leased
Norrkoping, Sweden	Manufacturing & office	Leased

Business Segment and Location	Principal Use	Owned/Leased
Rayong, Thailand	Manufacturing & office	Leased
Shanghai, China	Office & engineering	Leased
Sosnowiec, Poland	Manufacturing, office & engineering	Leased
Talcahuano, Chile	Cogeneration plant-facility site	Leased
Tarragona, Spain	Manufacturing & office	Owned
Varkaus, Finland(6)	Manufacturing & office	Owned & leased
Xinhui, Guangdong, China	Manufacturing, office & warehouse	Leased

(1)	The facility is leased through March 1, 2013, after which our principal executive offices will be relocated to one of our existing facilities located in Reading, United Kingdom.

(2)	The facility is also utilized by the Global Engineering & Construction Group and the Global Power Group.

(3)	The two wind farm towers are owned and the land for the two towers is leased.

(4)	Portion of the facility is leased to third parties.

(5)	The waste-to-energy plant facility is owned and the land is leased.

(6)	The manufacturing facility is owned and office facility is leased.

ITEM 3.	LEGAL PROCEEDINGS

For information on asbestos claims and other material litigation affecting us, see Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Estimates” and Note 16, “Litigation and Uncertainties,” to our consolidated financial statements included in this annual report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following chart lists the quarterly high and low sales prices of our shares on the NASDAQ Global Select Market during 2012 and 2011.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2012 Share prices:
High	$26.08	$24.49	$24.73	$25.32
Low	$18.97	$15.80	$15.26	$20.88

2011 Share prices:
High	$39.75	$38.74	$30.77	$23.08
Low	$32.46	$28.28	$17.00	$16.40

We had 2,406 shareholders of record, as defined under Regulation S-K Item 201, and 104,471,572 registered shares outstanding as of February 15, 2013.

We have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends. Our current senior unsecured credit agreement contains limitations on our ability to pay cash dividends.

Performance Graph

On February 9, 2009, as a result of our redomestication to Switzerland, Foster Wheeler AG became the parent company of our group of companies and its registered shares were listed on the NASDAQ Global Select Market under the symbol “FWLT,” the same symbol under which the common shares of the former parent company of our group of companies, Foster Wheeler Ltd., were previously listed. The performance information below relates to sales prices of Foster Wheeler Ltd. common shares for periods prior to February 9, 2009.

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

In the preparation of the line graph, we used the following assumptions: (i) $100 was invested in each of our shares, the S&P 500 Index and the Peer Group on December 28, 2007, (ii) dividends, if any, were reinvested, and (iii) the investments were weighted on the basis of market capitalization.

	December 28, 2007	December 26, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012

Foster Wheeler AG	$100.00	$30.00	$37.68	$44.18	$24.50	$31.13
S&P 500 Index	100.00	60.46	79.13	91.05	92.97	107.85
Peer Group *	100.00	36.47	46.35	68.15	55.69	64.63

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

For further information related to our share repurchase program and the cancellation of shares under Swiss law, please refer to Note 1 to the consolidated financial statements included in this annual report on Form 10-K.

The following table provides information with respect to purchases under our share repurchase program during the fourth quarter of 2012.

Fiscal Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 through October 31, 2012	900	$21.98	900	$—
November 1, 2012 through November 30, 2012	—	—	—	—
December 1, 2012 through December 31, 2012	1,750,219	22.85	1,750,219	—

Total	1,751,119	$22.85	1,751,119	$420,053

(1)

During the fourth quarter of 2012, we repurchased an aggregate of 1,751,119 shares in open market transactions pursuant to our share repurchase program. We are authorized to repurchase up to an additional $420,053 of our outstanding shares based on the aggregate share repurchases as of December 31, 2012. The repurchase program has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase program.

(2)	As of December 31, 2012, an aggregate of 43,911,078 shares were repurchased for a total of $1,084,345 since the inception of the repurchase program announced on September 12, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

FOSTER WHEELER AG

COMPARATIVE FINANCIAL STATISTICS

(amounts in thousands of dollars, except share data and per share amounts)

	2012	2011	2010	2009	2008
Statement of Operations Data:
Operating revenues	$3,414,635	$4,480,729	$4,067,719	$5,056,334	$6,854,290
Income before income taxes(1)	212,163	235,242	305,240	455,120	630,897
Provision for income taxes(2)	62,267	58,514	74,531	93,762	97,028
Net income	149,896	176,728	230,709	361,358	533,869
Net income attributable to noncontrolling interests	13,874	14,345	15,302	11,202	7,249

Net income attributable to Foster Wheeler AG	$136,022	$162,383	$215,407	$350,156	$526,620

Earnings per share:
Basic	$1.27	$1.35	$1.71	$2.77	$3.73
Diluted	$1.27	$1.35	$1.70	$2.75	$3.68
Shares outstanding:
Basic weighted-average number of shares outstanding	107,054,284	120,085,704	126,032,130	126,541,962	141,149,590
Effect of dilutive securities	259,255	418,779	544,725	632,649	1,954,440

Diluted weighted-average number of shares outstanding	107,313,539	120,504,483	126,576,855	127,174,611	143,104,030

	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 26, 2008
Balance Sheet Data:
Current assets	$1,613,542	$1,523,187	$1,994,500	$1,941,555	$1,790,186
Current liabilities	1,176,187	1,090,984	1,210,674	1,282,004	1,488,614
Working capital	437,355	432,203	783,826	659,551	301,572
Land, buildings and equipment, net	334,141	341,987	362,087	398,132	383,209
Total assets	2,733,924	2,613,880	3,060,477	3,187,738	3,011,254
Long-term debt (including current installments)	137,706	149,111	164,570	212,440	217,364
Total temporary equity	8,594	4,993	4,935	2,570	7,586
Total Foster Wheeler AG shareholders’ equity	713,990	687,747	967,693	831,517	392,562

Other Data:
Backlog, measured in terms of future revenues, end of year	$3,648,000	$3,626,100	$3,979,500	$4,112,800	$5,504,400
New orders, measured in terms of future revenues	3,449,500	4,285,800	4,105,800	3,481,700	4,056,000

(1)	Income before income taxes includes the following:

	2012	2011	2010	2009	2008
Net asbestos-related provision	$30,500	$9,900	$5,400	$26,400	$6,600
Curtailment gain on closure of the U.K. pension plan	—	—	20,100	—	—
Charges for severance-related postemployment benefits	6,200	2,700	10,800	12,400	9,000
Waste-to-energy facility impairment charge	11,500	—	—	—	—

(2)	2008 included: a benefit of $24,100 related to the net impact of deferred tax valuation allowance adjustments at two of our non-U.S. subsidiaries.

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

We have been exploring, and intend to continue to explore, acquisitions within the engineering and construction industry to strategically complement or expand on our technical capabilities or access to new market segments. We are also exploring acquisitions within the power generation industry to complement the products our Global Power Group offers. Subsequent to the 2012 fiscal year-end of our U.S. operations, we acquired a U.S.-based firm that specializes in the management of construction and commissioning of pharmaceutical and biotech facilities, which will be included within our Global E&C Group. During 2012, we acquired a multi-discipline full service engineering, procurement, and construction management company located in North America, which is included within our Global E&C Group business segment. During 2011, we acquired a company based in Germany that designs, manufactures and installs equipment which utilizes circulating dry ash flue gas scrubbing technology for all types of steam generators in the power and industrial sectors, which is included within our Global Power Group business segment. There is no assurance that we will consummate any acquisitions in the future.

Summary Financial Results

Our summary financial results for 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Operating revenues (1)	$3,414,635	$4,480,729	$4,067,719
Contract profit (1)	577,318	541,455	598,786
Selling, general and administrative expenses (1)	334,617	309,996	303,330
Net income attributable to Foster Wheeler AG	$136,022	$162,383	$215,407
Earnings per share :
Basic	$1.27	$1.35	$1.71
Diluted	$1.27	$1.35	$1.70
Cash and cash equivalents (at period end) (2)	$582,322	$718,049	$1,057,163
Net cash provided by operating activities (2)	$93,301	$185,746	$178,668

(1)	Please refer to the section entitled “— Results of Operations” within this Item 7 for further discussion.

(2)	Please refer to the section entitled “— Liquidity and Capital Resources” within this Item 7 for further discussion.

Net income attributable to Foster Wheeler AG decreased in 2012, compared to 2011, primarily driven by the pre-tax impacts of an increased asbestos-related provision of $20,600, increased sales pursuit costs of $18,500, as well as the unfavorable after-tax impacts of decreased equity earnings from our projects in Chile and Italy totaling $17,600 and the impact of a higher effective tax rate in 2012, compared to 2011. The decline was partially offset by the pre-tax impact of increased contract profit of $35,900, which was net of an impairment charge of $11,500 recognized in connection with our Camden, New Jersey waste-to-energy facility during 2012.

Net income attributable to Foster Wheeler AG decreased in 2011, compared to 2010, primarily driven by the pretax decrease in contract profit of $57,300, which included the unfavorable impact of the inclusion of a curtailment gain and a settlement fee earned that were both recognized in 2010. The decline also included the unfavorable impact of the inclusion of a gain of $21,900 recognized in 2010 from the payment by third parties of the remaining balance of our Camden, New Jersey waste-to-energy facility’s project debt and the favorable impacts of $13,200 related to the inclusion of decreased equity earnings in 2010 for two projects in Italy that recorded impairment charges and the inclusion of a $4,000 gain related to the revaluation of a contingent consideration liability that was recognized during 2011.

Please refer to the discussion within the section entitled “— Results of Operations” within this Item 7.

Challenges and Drivers

Our primary operating focus continues to be booking quality new business and effectively and efficiently executing our contracts. The global markets in which we operate are largely dependent on overall economic conditions and global or regional economic growth rates and the resultant demand for oil and gas, electric power, petrochemicals and refined products. Both of our business groups have been impacted by unfavorable economic growth rates in most of their respective global markets during 2012. Additionally, there is potential downside risk to continued unfavorable global economic growth rates driven primarily by continued sovereign debt and bank funding pressures in the Eurozone, the speed at which governmental efforts directed at spending and debt reduction are being implemented, a slowdown in the economic growth rate in China and geopolitical oil supply risks, which could impact global economic growth through a significant rise in oil prices. If these risks materialize, both of our business groups could be impacted.

In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and we believe that this long-term demand will continue to stimulate investment by our clients in new, expanded and upgraded facilities. Our clients plan their investments based on long-term time horizons. We believe that global demand for energy, chemicals and pharmaceuticals will continue to grow over the long-term and that clients will continue to invest in new and upgraded capacity to meet that demand. Global markets in the engineering and construction industry have experienced intense competition among engineering and construction contractors and pricing pressure for contracts awarded. We have seen instances of protracted client bidding and contract award processes and clients releasing tranches of work on a piecemeal basis. However, we are seeing clients continuing to develop new projects and, after making final investment decisions, moving forward with previously planned projects. The challenges and drivers for our Global E&C Group are discussed in more detail in the section entitled “— Results of Operations-Business Segments-Global E&C Group-Overview of Segment,” within this Item 7.

The demand for the products and services of our Global Power Group was negatively impacted during 2012 due to an increased level of timing delays related to project award dates. However, we believe opportunities will continue in the growth regions of Asia, the Middle East and South America driven by growing electricity demand. A number of constraining market factors continue to impact the markets that we serve. These factors include political and environmental sensitivity regarding coal-fired steam generators, particularly in the U.S. and Western Europe, as well as the outlook for continued lower natural gas pricing over the next three to five years, which has increased the attractiveness of natural gas, in relation to coal, for the generation of electricity. These factors may continue in the future. The challenges and drivers for our Global Power Group are discussed in more detail in the section entitled “— Results of Operations-Business Segments-Global Power Group-Overview of Segment,” within this Item 7.

New Orders and Backlog of Unfilled Orders

The tables below summarize our new orders and backlog of unfilled orders by period:

	2012	2011	2010
New orders, measured in future revenues:
Global E&C Group*	$2,860,400	$3,024,900	$2,902,100
Global Power Group	589,100	1,260,900	1,203,700

Total*	$3,449,500	$4,285,800	$4,105,800

* Balances include the following Global E&C Group flow-through revenues, as defined in the section entitled “— Results of Operations-Operating Revenues” within this Item 7:	$462,800	$1,577,700	$963,000

	As of December 31,
	2012	2011
Backlog of unfilled orders, measured in future revenues	$3,648,000	$3,626,100
Backlog, measured in Foster Wheeler scope*	$2,950,200	$2,562,300
Global E&C Group man-hours in backlog (in thousands)	17,000	11,600

*	As defined in the section entitled “ — Backlog and New Orders” within this Item 7.

Please refer to the section entitled “— Backlog and New Orders” within this Item 7 for further detail.

Results of Operations

Operating Revenues

			2012 vs. 2011			2011 vs. 2010
	2012	2011	$ Change	% Change	2010	$ Change	% Change
Global E&C Group	$2,419,327	$3,443,079	$(1,023,752)	(29.7)%	$3,346,050	$97,029	2.9%
Global Power Group	995,308	1,037,650	(42,342)	(4.1)%	721,669	315,981	43.8%

Total	$3,414,635	$4,480,729	$(1,066,094)	(23.8)%	$4,067,719	$413,010	10.2%

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

Our operating revenues by geographic region, based upon where our projects are being executed, for 2012, 2011 and 2010, were as follows:

			2012 vs. 2011			2011 vs. 2010
	2012	2011	$ Change	% Change	2010	$ Change	% Change
Africa	$83,723	$158,599	$(74,876)	(47.2)%	$156,576	$2,023	1.3%
Asia	794,808	835,973	(41,165)	(4.9)%	964,526	(128,553)	(13.3)%
Australasia*	265,349	1,175,048	(909,699)	(77.4)%	1,019,670	155,378	15.2%
Europe	859,843	918,197	(58,354)	(6.4)%	879,503	38,694	4.4%
Middle East	249,447	270,934	(21,487)	(7.9)%	212,627	58,307	27.4%
North America	795,929	769,901	26,028	3.4%	595,963	173,938	29.2%
South America	365,536	352,077	13,459	3.8%	238,854	113,223	47.4%

Total	$3,414,635	$4,480,729	$(1,066,094)	(23.8)%	$4,067,719	$413,010	10.2%

*	Australasia primarily represents Australia, New Zealand and the Pacific Islands.

2012 vs. 2011

Our operating revenues decreased in 2012, compared to 2011, primarily as a result of decreased flow-through revenues of $1,014,600, as described below. Excluding the impact of the change in flow-through revenues and currency fluctuations, our operating revenues increased 1% in 2012, compared to 2011. The increase in operating revenues, excluding flow-through revenues and currency fluctuations, during 2012 was the result of increased operating revenues in our Global E&C Group, partially offset by decreased operating revenues in our Global Power Group.

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

2011 vs. 2010

Our operating revenues increased in 2011, compared to 2010, which includes increased flow-through revenues of $186,400. Excluding the impact of the change in flow-through revenues and currency fluctuations, our operating revenues increased 6% in 2011, compared to 2010. The increase in operating revenues, excluding flow-through revenues and currency fluctuations, during 2011 was the result of significantly increased operating revenues in our Global Power Group, partially offset by decreased operating revenues in our Global E&C Group.

Please refer to the section entitled “— Business Segments,” within this Item 7, for further discussion related to operating revenues and our view of the market outlook for both of our operating groups.

Contract Profit

	2012	2011	2010
Amount	$577,318	$541,455	$598,786
$ Change	35,863	(57,331)
% Change	6.6%	(9.6)%

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

2012 vs. 2011

Contract profit increased during 2012, compared to 2011. The increase was the result of increased contract profit by both our Global E&C Group and our Global Power Group. Additionally, the increase in contract profit is net of an impairment charge of $11,500 recognized during 2012 in connection with our Global Power Group’s Camden, New Jersey waste-to-energy facility.

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

Please refer to the section entitled “— Business Segments,” within this Item 7, for further information related to contract profit and contract profit margins for both of our operating groups.

Selling, General and Administrative (SG&A) Expenses

	2012	2011	2010
Amount	$334,617	$309,996	$303,330
$ Change	24,621	6,666
% Change	7.9%	2.2%

SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.

2012 vs. 2011

SG&A expenses increased in 2012, compared to 2011, primarily as a result of increased sales pursuit costs of $18,500, increased general overhead costs of $3,800 and a charge of $1,900 incurred in 2012 to recognize accelerated depreciation expense on our executive offices in Geneva, Switzerland in connection with the decision to relocate our principal executive offices to one of our existing facilities in Reading, United Kingdom.

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

Other Income, net

	2012	2011	2010
Amount	$37,683	$51,607	$60,444
$ Change	(13,924)	(8,837)
% Change	(27.0)%	(14.6)%

2012

Other income, net in 2012 consisted primarily of equity earnings of $23,000 generated from our investments, primarily from our ownership interests in build, own and operate projects in Chile and Italy. Our 2012 equity earnings from our Global Power Group’s project in Chile and our Global E&C Group’s projects in Italy were $20,300 and $2,700, respectively. Additionally, we recognized governmental economic subsidies and other non-income-based tax credits of $5,200.

Other income, net decreased in 2012, compared to 2011, primarily driven by decreased equity earnings in our Global Power Group’s project in Chile of $10,600, decreased equity earnings in our Global E&C Group’s projects in Italy of $7,000 and the unfavorable impact of the inclusion of a $4,000 gain in 2011 related to the revaluation of a contingent consideration liability, partially offset by increased governmental economic subsidies and other non-income-based tax credits of $3,700 and the impact related to the favorable settlement of our claim with a client on a legacy project of $2,000.

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

Other income, net decreased in 2011, compared to 2010, primarily driven by the unfavorable impact of the inclusion of a $21,900 gain recognized in 2010 from the payment by third parties of the remaining balance of our Camden, New Jersey waste-to-energy facility’s project debt and decreased value-added tax refunds and other non-income-based tax credits of $3,400, partially offset by increased equity earnings in our Global Power Group’s project in Chile of $10,200, increased equity earnings in our Global E&C Group’s investments of $5,900, which includes the favorable impact of the inclusion of decreased equity earnings in 2010 of $13,200 related to impairment charges recognized by two of our Global E&C Group’s projects in Italy, and a $4,000 gain in 2011 related to the revaluation of a contingent consideration liability in our Global E&C Group.

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

For further information related to our equity earnings, please refer to the sections within this Item 7 entitled “— Business Segments-Global Power Group” for our Global Power Group’s project in Chile and “— Business Segments-Global E&C Group” for our Global E&C Group’s projects in Italy, as well as Note 5 to the consolidated financial statements included in this annual report on Form 10-K.

Other Deductions, net

	2012	2011	2010
Amount	$34,726	$43,969	$41,221
$ Change	(9,243)	2,748
% Change	(21.0)%	6.7%

Other deductions, net includes various items, such as legal fees, consulting fees, bank fees, net penalties on unrecognized tax benefits and the impact of net foreign exchange transactions within the period. Net foreign exchange transactions include the net amount of transaction losses and gains that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of our subsidiaries. Net foreign exchange transaction gains and losses during 2012, 2011 and 2010 were primarily driven by exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.

2012

Other deductions, net in 2012 consisted primarily of legal fees of $16,100, bank fees of $4,800, net penalties on unrecognized tax benefits of $3,700, which were net of previously accrued tax penalties that were ultimately not assessed, a provision for environmental remediation costs of $2,200 and consulting fees of $1,000.

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

Interest Income

	2012	2011	2010
Amount	$10,807	$18,922	$11,581
$ Change	(8,115)	7,341
% Change	(42.9)%	63.4%

2012 vs. 2011

The decrease in interest income in 2012, compared to 2011, was primarily a result of lower average cash and cash equivalents balances and, to a lesser extent, lower investment yields on cash and cash equivalents balances and unfavorable foreign currency fluctuations.

2011 vs. 2010

The increase in interest income in 2011, compared to 2010, was primarily a result of higher investment yields on cash and cash equivalents balances and, to a lesser extent, higher average cash and cash equivalents balances and favorable foreign currency fluctuations.

Interest Expense

	2012	2011	2010
Amount	$13,797	$12,876	$15,610
$ Change	921	(2,734)
% Change	7.2%	(17.5)%

2012 vs. 2011

The increase in interest expense in 2012, compared to 2011, was primarily the net result of increased interest expense on unrecognized tax benefits of $2,900, net of previously accrued interest which was ultimately not assessed, partially offset by the favorable impact from decreased average borrowings.

2011 vs. 2010

Interest expense decreased in 2011, compared to 2010, primarily as a result of the favorable impact from decreased average borrowings.

Net Asbestos-Related Provision

	2012	2011	2010
Amount	$30,505	$9,901	$5,410
$ Change	20,604	4,491
% Change	208.1%	83.0%

2012 vs. 2011

Net asbestos-related provision increased in 2012, compared to 2011, which was the result of the unfavorable impact of an increase in our U.S. net asbestos-related provision of $12,100 related to the revaluation of our asbestos liability for increased asbestos defense costs projected over our 15-year estimate, the unfavorable impact of the inclusion of a gain on the settlement of coverage litigation with certain U.S. asbestos insurance carriers of $6,100 recognized during 2011 and the unfavorable impact related to the revaluation of our U.K. asbestos-related asset of $2,400.

2011 vs. 2010

Net asbestos-related provision increased in 2011, compared to 2010, which was the net result of a decreased gain on the settlement of coverage litigation with certain U.S. asbestos insurance carriers in 2011, compared to 2010, of $7,900, partially offset by a decreased provision related to the revaluation of our U.S. asbestos liability of $3,400. Our 2011 and 2010 provisions included charges to increase our U.S. asbestos liability for increased asbestos defense costs projected over our 15-year estimate.

Please refer to Note 16 to the consolidated financial statements included in this annual report on Form 10-K for more information.

Provision for Income Taxes

	2012	2011	2010
Amount	$62,267	$58,514	$74,531
$ Change	3,753	(16,017)
% Change	6.4%	(21.5)%
Effective Tax Rate	29.3%	24.9%	24.4%

Although we are a Swiss corporation, we are listed on a U.S. exchange; therefore, we reconcile our effective tax rate to the U.S. federal statutory rate of 35% to facilitate meaningful comparison with peer companies in the U.S. capital markets. Our effective tax rate can fluctuate significantly from period to period and may differ considerably from the U.S. federal statutory rate as a result of (i) income taxed in various non-U.S. jurisdictions with rates different from the U.S. statutory rate, (ii) our inability to recognize a tax benefit for losses generated by certain unprofitable operations, and (iii) the varying mix of income earned in the jurisdictions in which we operate. In addition, our deferred tax assets are reduced by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of loss carryforwards (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pretax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate. Conversely, in periods when operating units subject to a valuation allowance generate pretax losses, the corresponding increase in the valuation allowance has an unfavorable impact on our effective tax rate.

2012

Our effective tax rate for 2012 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in non-U.S. tax jurisdictions which contributed to an approximate 10-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items;

•

A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which contributed to an approximate seven-percentage point increase in our effective tax rate; and

•

A valuation allowance decrease in a jurisdiction previously subject to a full valuation allowance due to improved expectations about future operating performance as result of business acquisition and organic growth prospects, which contributed to an approximate three-percentage point reduction in our effective tax rate.

2011

Our effective tax rate for 2011 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in non-U.S. tax jurisdictions which contributed to an approximate 17.5-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items; and

•

A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which contributed to an approximate six-percentage point increase in our effective tax rate.

2010

Our effective tax rate for 2010 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in non-U.S. tax jurisdictions which contributed to an approximate 17-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits and other items; and

•

Total changes in our valuation allowance contributed to an approximate five-percentage point increase in our effective tax rate as a result of the net impact of a valuation allowance increase because we are unable to recognize a tax benefit for losses subject to valuation allowance in certain jurisdictions (primarily in the U.S.), and a reversal of valuation allowance on deferred tax assets in a non-U.S. jurisdiction.

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

For statutory purposes, the majority of the U.S. federal tax benefits, against which valuation allowances have been established, do not expire until 2026 and beyond, based on current tax laws.

Net Income Attributable to Noncontrolling Interests

	2012	2011	2010
Amount	$13,874	$14,345	$15,302
$ Change	(471)	(957)
% Change	(3.3)%	(6.3)%

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

2012 vs. 2011

Net income attributable to noncontrolling interests was relatively unchanged in 2012, compared to 2011, which was primarily the net result of decreased net income from our operations in South Africa, partially offset by increased net income from our operations in China and Poland.

2011 vs. 2010

Net income attributable to noncontrolling interests decreased in 2011, compared to 2010, which was the net result of decreases in net income from our operations in the People’s Republic of China, Poland and South Africa, partially offset by an increase in net income from our operations in Martinez, California.

EBITDA

EBITDA, as discussed and defined below, is the primary measure of operating performance used by our chief operating decision maker.

In addition to our two business groups, which also represent operating segments for financial reporting purposes, we report the financial results associated with the management of entities which are not managed by one of our two business groups, which include corporate center expenses, our captive insurance operation and expenses related to certain legacy liabilities, such as asbestos, in the Corporate and Finance Group, or C&F Group, which also represents an operating segment for financial reporting purposes.

	2012	2011	2010
Amount	$278,617	$283,229	$359,703
$ Change	(4,612)	(76,474)
% Change	(1.6)%	(21.3)%

2012 vs. 2011

EBITDA was relatively unchanged in 2012, compared to 2011, which was primarily the net result of an increased asbestos-related provision of $20,600, increased sales pursuit costs of $18,500 and decreased equity earnings from our projects in Chile and Italy totaling $17,600, partially offset by increased contract profit of $47,400, which does not reflect the impact of an impairment charge of $11,500 recognized in connection with our Camden, New Jersey waste-to-energy facility, increased governmental economic subsidies and other non-income-based tax credits of $3,700 and the impact related to the favorable settlement of our claim with a client on a legacy project of $2,000. The impairment charge recognized during 2012 in connection with our Camden, New Jersey waste-to-energy facility was recorded as depreciation expense, within cost of operating revenues on our consolidated statement of operations, and therefore is not reflected in EBITDA. Please refer to Note 4 to the consolidated financial statements included in this annual report on Form 10-K for further information.

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

EBITDA is a supplemental financial measure not defined in generally accepted accounting principles, or GAAP. We define EBITDA as income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. Certain covenants under our senior unsecured credit agreement use an adjusted form of EBITDA such that in the covenant calculations the EBITDA as presented herein is adjusted for certain unusual and infrequent items specifically excluded in the terms of our senior unsecured credit agreement. We believe that the line item on the consolidated statement of operations entitled “net income attributable to Foster Wheeler AG” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income attributable to Foster Wheeler AG as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income attributable to Foster Wheeler AG, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

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

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

	2012	2011	2010
EBITDA
Global E&C Group	$192,208	$210,541	$296,240
Global Power Group	207,862	184,467	163,825
C&F Group*	(121,453)	(111,779)	(100,362)

Total	278,617	283,229	359,703

Less: Interest expense	13,797	12,876	15,610
Less: Depreciation and amortization**	66,531	49,456	54,155
Less: Provision for income taxes	62,267	58,514	74,531

Net income attributable to Foster Wheeler AG	$136,022	$162,383	$215,407

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

**	Depreciation expense for 2012 included an impairment charge of $11,500 recognized in connection with our Camden, New Jersey waste-to-energy facility within our Global Power Group business segment. Please refer to Note 4 to the consolidated financial statements included in this annual report on Form 10-K for further information.

EBITDA in the above table includes the following:

	2012	2011	2010
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions: (1)
Global E&C Group(2)	$7,700	$13,200	$32,700
Global Power Group(2)	58,300	22,000	24,100

Total(2)	$66,000	$35,200	$56,800

Net asbestos-related provisions:(3)
Global E&C Group	$2,400	$—	$—
C&F Group	28,100	9,900	5,400

Total	$30,500	$9,900	$5,400

Pension plan curtailment gain in our Global E&C Group(4)	$—	$—	$20,100
Net gain on settlement fee received in our Global E&C Group(5)	$—	$—	$9,800
Charges for severance-related postemployment benefits:
Global E&C Group	$2,300	$2,200	$3,700
Global Power Group	3,700	—	—
C&F Group	200	500	7,100

Total	$6,200	$2,700	$10,800

(1)

Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements included in this annual report on Form 10-K for further information regarding changes in our final estimated contract profit.

(2)

The changes in final estimated contract profit revisions for our Global Power Group were increased during 2012 for a favorable claim settlement with a legacy project subcontractor of approximately $6,900 recognized in the first quarter of 2012. The changes in final estimated contract profit revisions during 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of $3,200 and $4,600, respectively. The corrections were recorded in 2011 as they were not material to previously issued financial statements, nor were they material to the 2011 financial statements.

(3)

Please refer to Note 16 to the consolidated financial statements included in this annual report on Form 10-K for further information regarding the revaluation of our asbestos liability and related asset.

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

Business Segments

Global E&C Group

			2012 vs. 2011			2011 vs. 2010
	2012	2011	$ Change	% Change	2010	$ Change	% Change
Operating Revenues	$2,419,327	$3,443,079	$(1,023,752)	(29.7)%	$3,346,050	$97,029	2.9%
EBITDA	$192,208	$210,541	$(18,333)	(8.7)%	$296,240	$(85,699)	(28.9)%

Results

Our Global E&C Group’s operating revenues by geographic region, based upon where our projects are being executed, for 2012, 2011, and 2010, were as follows:

			2012 vs. 2011			2011 vs. 2010
	2012	2011	$ Change	% Change	2010	$ Change	% Change
Africa	$81,222	$155,207	$(73,985)	(47.7)%	$156,543	$(1,336)	(0.9)%
Asia	393,475	550,425	(156,950)	(28.5)%	813,212	(262,787)	(32.3)%
Australasia*	265,006	1,175,042	(910,036)	(77.4)%	1,019,668	155,374	15.2%
Europe	559,051	474,116	84,935	17.9%	603,862	(129,746)	(21.5)%
Middle East	235,509	235,977	(468)	(0.2)%	194,906	41,071	21.1%
North America	552,311	528,923	23,388	4.4%	372,223	156,700	42.1%
South America	332,753	323,389	9,364	2.9%	185,636	137,753	74.2%

Total	$2,419,327	$3,443,079	$(1,023,752)	(29.7)%	$3,346,050	$97,029	2.9%

*	Australasia primarily represents Australia, New Zealand and the Pacific Islands.

Please refer to the section entitled, “— Overview of Segment” below for our view of the market outlook for our Global E&C Group.

2012 vs. 2011

Our Global E&C Group experienced a decrease in operating revenues of 30% in 2012, compared to 2011. The decrease was primarily driven by decreased flow-through revenues of $1,015,000. Excluding flow-through revenues and foreign currency fluctuations, our Global E&C Group’s operating revenues increased 2% in 2012, compared to 2011.

Our Global E&C Group’s EBITDA decreased in 2012, compared to 2011, primarily driven by the unfavorable impact of increased sales pursuit costs of $14,200, resulting from increased new proposal activity, decreased equity earnings from our Global E&C Group’s projects in Italy of $7,000, the unfavorable impact of increased general overhead costs of $6,100, the unfavorable impact of the inclusion of a $4,000 gain related to the revaluation of a contingent consideration liability that was recognized during 2011 and the unfavorable impact of the inclusion of a $1,500 charge during 2012 related to the write-off of capitalized costs for a wind farm development project in Italy that, due to new legislation, was no longer an economically viable project. These unfavorable impacts were partially offset by increased contract profit of $16,900. The increase in contract profit primarily resulted from increased contract profit margins and, to a lesser extent, increased volume of operating revenues, excluding flow-through revenues. Our equity earnings during 2012, compared to 2011, were unfavorably impacted by the results of one of our projects in Italy that recorded a charge to establish a reserve against its receivable balance for emission rights earned prior to 2012 and decreased earnings as a result of an extended facility maintenance shutdown during 2012.

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

We and our partner in CEF have concluded that we will continue to operate the plant while continuing to consider the long-term economic viability of the plant or potential disposal options.

Our equity earnings from our CET and CEF investments during 2011 were insignificant. Our equity loss from our CET and CEF investments during 2010 totaled $8,200, inclusive of the 2010 impairment charges totaling $13,200.

Please refer to Note 5 to the consolidated financial statements included in this annual report on Form 10-K for more information.

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

Our Global E&C Group owns one of the leading technologies (SYDECSM delayed coking) used in refinery residue upgrading, in addition to other refinery residue upgrading technologies (solvent deasphalting and visbreaking), and a hydrogen production process used in oil refineries and petrochemical plants. We own a proprietary sulfur recovery technology which is used to treat gas streams containing hydrogen sulfide for the purpose of reducing the sulfur content of fuel products and to recover a saleable sulfur by-product. We also own a thermal treatment technology, based on a proprietary slagging rotary kiln, for the processing of hazardous and toxic waste streams. Additionally, our Global E&C Group has experience with, and is able to work with, a wide range of processes owned by others.

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

Our Global E&C Group has been impacted by unfavorable economic growth rates in most of its markets during 2012. As a result, the global markets in the engineering and construction industry have experienced intense competition among engineering and construction contractors and pricing pressure for contracts awarded. We have seen instances of protracted client bidding and contract award processes and clients releasing tranches of work on a piecemeal basis. The engineering and construction industry may be further impacted by potential downside risk to global economic growth driven primarily by continued sovereign debt and bank funding pressures in the Eurozone, the speed at which governmental efforts directed at spending and debt reduction are being implemented, a slowdown in the economic growth rate in China and geopolitical oil supply risks, which could impact global economic growth through a significant rise in oil prices. If these risks materialize, our Global E&C Group could be impacted. However, we are seeing clients continuing to develop new projects and, after making final investment decisions, moving forward with previously planned projects.

We have continued to be successful in booking contracts of varying types and sizes in our key end markets, including a project management consultancy contract for a large clean fuels project in Kuwait, a front-end engineering design, or FEED, and an engineering procurement and construction management, or EPCm, contract for a cogeneration facility in Asia, EPCm contracts for a cogeneration facility, a lubricants facility expansion and two new chemical facilities in Asia, a FEED contract for an oil sands project in Canada, a FEED/EPCm contract for a refinery project in Eastern Europe, a design and supply contract for a delayed coker heater in the Middle East, and a contract for two basic engineering packages for cokers in South America.

We believe our success in this regard is a reflection of our technical expertise, our project execution performance, our long-term relationships with clients, our safety performance, and our selective approach in pursuit of new prospects where we believe we have significant differentiators.

Global Power Group

			2012 vs. 2011			2011 vs. 2010
	2012	2011	$ Change	% Change	2010	$ Change	% Change
Operating Revenues	$995,308	$1,037,650	$(42,342)	(4.1)%	$721,669	$315,981	43.8%
EBITDA	$207,862	$184,467	$23,395	12.7%	$163,825	$20,642	12.6%

Results

Our Global Power Group’s operating revenues by geographic region, based upon where our projects are being executed, for 2012, 2011, and 2010, were as follows:

			2012 vs. 2011			2011 vs. 2010
	2012	2011	$ Change	% Change	2010	$ Change	% Change
Africa	$2,501	$3,392	$(891)	(26.3)%	$33	$3,359	N/M
Asia	401,333	285,548	115,785	40.5%	151,314	134,234	88.7%
Australasia*	343	6	337	N/M	2	4	200.0%
Europe	300,792	444,081	(143,289)	(32.3)%	275,641	168,440	61.1%
Middle East	13,938	34,957	(21,019)	(60.1)%	17,721	17,236	97.3%
North America	243,618	240,978	2,640	1.1%	223,740	17,238	7.7%
South America	32,783	28,688	4,095	14.3%	53,218	(24,530)	(46.1)%

Total	$995,308	$1,037,650	$(42,342)	(4.1)%	$721,669	$315,981	43.8%

*	Australasia primarily represents Australia, New Zealand and the Pacific Islands.

N/M Not meaningful.

Please refer to the section entitled, “— Overview of Segment” below for our view of the market outlook for our Global Power Group.

2012 vs. 2011

Our Global Power Group experienced a decrease in operating revenues in 2012, compared to 2011, of 4%. The decrease was primarily driven by decreased volume of business and the unfavorable impact of foreign currency fluctuations. Excluding foreign currency fluctuations, our Global Power Group’s operating revenues decreased 1% in 2012, compared to 2011.

Our Global Power Group’s EBITDA increased in 2012, compared to 2011, primarily driven by increased contract profit of $30,700, excluding an impairment charge of $11,500 recognized in 2012 as discussed below. The increase in contract profit primarily resulted from increased contract profit margins, partially offset by decreased volume of operating revenues. Additionally, the increase in contract profit included the favorable impact of a settlement with a subcontractor of approximately $6,900 during 2012 and the favorable impact of the inclusion of an out-of-period correction recorded in 2011 for a reduction of final estimated profit of approximately $4,600, both of which are discussed in the preceding section within this Item 7 entitled “—Results of Operations-EBITDA”. The increase in EBITDA also included the unfavorable impact of decreased equity earnings from our Global Power Group’s project in Chile of $10,600 and the favorable impact related to decreased legal fees of $5,200. Please see below for further discussion regarding our Global Power Group’s project in Chile.

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

Waste-to-Energy Facility 2012 Impairment Charge

During the fourth quarter of 2012, we recorded an impairment charge of $11,500 in connection with our Camden, New Jersey waste-to-energy facility within our Global Power Group business segment. The impairment charge was recorded as depreciation expense, within cost of operating revenues on our consolidated statement of operations, and therefore is not reflected in EBITDA. Please refer to Note 4 to the consolidated financial statements included in this annual report on Form 10-K for further information.

Equity Interest Investment in Chile and Impact of 2010 Earthquake

On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our Global Power Group’s project in Chile. As a result of the damage, the project’s facility suspended normal operating activities on that date. The project included an estimated recovery for lost profits under its business interruption insurance policy in its financial statements, which covered through the period while the facility suspended normal operating activities. The facility began operating at less than normal utilization during the second quarter of 2011 and achieved normal operating activities in the third quarter of 2011. Proceeds from the business interruption insurance were based on market rates for electricity during the period when the facility suspended normal operating activities.

Our equity earnings from our project in Chile were $20,300, $30,900 and $20,700 in 2012, 2011 and 2010, respectively. The decrease in equity earnings in 2012, compared to 2011, was primarily driven by the impact of lower marginal rates for electrical power generation and the impact of a higher statutory tax rate in Chile, partially offset by an increase in the project’s volume of electricity produced in 2012. The increase in equity earnings in 2011, compared to 2010, was primarily driven by an increase in the project’s volume of electricity produced in 2011, as well as higher marginal rates in 2011 for electrical power generation.

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

Our Global Power Group has been impacted by unfavorable economic growth rates in most of its markets during 2012. As a result, the demand for the products and services of our Global Power Group was negatively impacted by an increased level of timing delays related to project award dates. However, we believe opportunities will continue in Asia, the Middle East and South America driven by growing electricity demand as a result of the economic growth rates in those regions. A number of other constraining market factors continue to impact the markets that we serve. Political and environmental sensitivity regarding coal-fired steam generators continues to cause prospective projects utilizing coal as their primary fuel to be postponed or cancelled as clients experience difficulty in obtaining the required environmental permits or decide to wait for additional clarity regarding governmental regulations. The sensitivity has been especially pronounced in the U.S. and Western Europe and with the concern that coal-fired steam generators, relative to alternative fuel sources, contribute more toward global warming through the discharge of greenhouse gas emissions into the atmosphere. The outlook for continued lower natural gas pricing over the next three to five years, driven by increasing supply and new liquefied natural gas capacity, has increased the attractiveness of natural gas, in relation to coal, for the generation of electricity. In addition, the constraints on the global credit market may continue to impact some of our clients’

investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. These factors could negatively impact investment in the power sector, which in turn could negatively impact our Global Power Group’s business.

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

We completed an engineering and supply project for a pilot-scale (approximately 30 megawatt thermal, equivalent to approximately 10 megawatt electrical, or MWe) CFB steam generator, which incorporates our carbon-capturing Flexi-BurnTM technology. The pilot plant began successfully capturing CO2 in September 2012. Additionally, together with other parties through a grant agreement with the European Commission, we are considering projects to further develop carbon-capturing technology. The grant agreement stipulates that the funding under the program will be used for carbon-capture and storage technology development applicable to a 300 MWe oxy-fuel combustion power plant.

Recently we were awarded a contract for heat recovery steam generators in Ohio. We also were awarded a contract for a design review with our licensee in India for a PC steam generator.

Liquidity and Capital Resources

Cash Flows Activities

Our cash and cash equivalents, short-term investments and restricted cash balances were:

	As of December 31,		$ Change	% Change
	2012	2011
Cash and cash equivalents	$582,322	$718,049	$(135,727)	(18.9)%
Short-term investments	—	1,294	(1,294)	N/M
Restricted cash	63,029	44,094	18,935	42.9%

Total	$645,351	$763,437	$(118,086)	(15.5)%

N/M	Not meaningful

Total cash and cash equivalents, short-term investments and restricted cash held by our non-U.S. entities as of December 31, 2012 and 2011 were $522,300 and $630,000, respectively. Please refer to Note 1 to the consolidated financial statements included in this annual report on Form 10-K for additional details on cash and cash equivalents and restricted cash balances.

During 2012, we experienced a decrease in cash and cash equivalents of $135,700, primarily as a result of cash used to repurchase our shares and to pay related commissions under our share repurchase program of $91,000, cash used for payments related to business acquisitions of $69,700, cash used for capital expenditures of $35,200 and an increase in restricted cash, excluding foreign currency translation effects, of $18,600, partially offset by cash provided by operating activities of $93,300 and a favorable impact of exchange rate changes on our cash and cash equivalents of $13,900.

Cash Flows from Operating Activities

	2012	2011	2010
Amount	$93,301	$185,746	$178,668
$ Change	(92,445)	7,078

Net cash provided by operating activities in 2012 primarily resulted from cash provided by net income of $262,700, which excludes non-cash charges of $112,900, partially offset by cash used to fund working capital of $143,000, mandatory contributions to our pension plans of $21,700 and cash used for our U.S. and U.K. net asbestos-related payments of $9,000 (please refer to Note 16 to the consolidated financial statements included in this annual report on Form 10-K for further information on net asbestos-related payments).

The decrease in net cash provided by operating activities of $92,400 in 2012, compared to 2011, resulted primarily from an increase in cash used to fund working capital that resulted in a decrease in cash of $153,100, partially offset by decreased contributions to our pension plans of $49,300, which was driven by lower discretionary contributions of $51,300, and decreased cash provided by net income of $14,000.

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

Working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts and the timing of the related cash receipts. During 2012, we used cash to fund working capital in both our Global E&C Group and our Global Power Group, as cash used for services rendered and purchases of materials and equipment exceeded cash receipts from client billings, which included the impact of delayed project payments within our increase in receivables balance. We generated cash from the conversion of working capital during 2011, as cash receipts from client billings exceeded cash used for services rendered and purchases of materials and equipment. During 2010, we used cash to fund working capital.

As more fully described below in “— Outlook,” we believe our existing cash balances and forecasted net cash provided from operating activities will be sufficient to fund our operations throughout the next 12 months. Our ability to maintain or increase our cash flows from operating activities in future periods will depend in large part on the demand for our products and services and our operating performance in the future. Please refer to the sections entitled “— Global E&C Group-Overview of Segment” and “— Global Power Group-Overview of Segment” above for our view of the outlook for each of our business segments.

Cash Flows from Investing Activities

	2012	2011	2010
Amount	$(117,392)	$(75,489)	$(13,114)
$ Change	(41,903)	(62,375)

The net cash used in investing activities in 2012 was attributable primarily to payments related to business acquisitions, net of cash acquired, of $69,700. Other investing activities included capital expenditures of $35,200 and net cash used as a result of an increase in restricted cash, excluding foreign currency translation effects, of $18,600, which was primarily driven by increased client dedicated funds, partially offset by cash provided by a return of investment from unconsolidated affiliates of $6,200.

The net cash used in investing activities in 2011 was attributable primarily to payments related to business acquisitions of $29,400, capital expenditures of $28,100 and net cash used as a result of an increase in restricted cash of $18,600.

The net cash used in investing activities in 2010 was attributable primarily to capital expenditures of $23,300 and payments related to business acquisitions of $4,200, partially offset by a decrease in restricted cash of $6,000, proceeds from the sale of investments and other assets of $5,100 and a return of investment from unconsolidated affiliates of $3,200.

The capital expenditures in 2012, 2011 and 2010 related primarily to project construction, leasehold improvements, information technology equipment and office equipment. For further information on capital expenditures by segment, please see Note 14 to the consolidated financial statements included in this annual report on Form 10-K.

Cash Flows from Financing Activities

	2012	2011	2010
Amount	$(125,578)	$(421,302)	$(100,494)
$ Change	295,724	(320,808)

The net cash used in financing activities in 2012 was attributable primarily to the cash used to repurchase shares and to pay related commissions under our share repurchase program of $91,000. Other financing activities included cash used for distributions to noncontrolling interests of $18,300 and the repayment of debt and capital lease obligations of $13,000.

The net cash used in financing activities in 2011 was attributable primarily to the cash used to repurchase shares and to pay related commissions under our share repurchase program of $409,400. Other financing activities included cash used for repayment of debt and capital lease obligations of $12,500 and distributions to noncontrolling interests of $11,400, partially offset by cash provided from the exercise of stock options of $11,900.

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

We are dependent on cash repatriations from our subsidiaries to cover payments and expenses of our parent holding company in Switzerland, to cover cash needs related to our asbestos-related liability and other overhead expenses in the U.S. and, at our discretion, specific liquidity needs, such as funding acquisitions and our share repurchase program, as described further below. Consequently, we require cash repatriations to Switzerland and the U.S. from our entities located in other countries in the normal course of our operations to meet our Swiss and U.S. cash needs and have successfully repatriated cash for many years. We believe that we can repatriate the required amount of cash to Switzerland and the U.S. Additionally, we continue to have access to the revolving credit portion of our senior unsecured credit facility, if needed. During 2012, 2011 and 2010, we repatriated cash to the U.S. from our U.S. owned non-U.S. subsidiaries and branches for certain specific liquidity needs totaling approximately $18,600, $45,100 and $35,100, respectively. These repatriations were made from our non-U.S. subsidiaries where we had previously provided for any potential incremental deferred taxes on the eventual repatriation of the earnings, and, accordingly, there was no incremental U.S. tax consequence in the period of the repatriation. Please refer to Note 1 to the consolidated financial statements included in this annual report on Form 10-K for further information related to unremitted earnings, our determination as to whether such earnings are indefinitely reinvested and related deferred tax implications.

Our net asbestos-related payments are predominately related to our U.S. subsidiaries and include indemnity and defense costs, net of insurance proceeds. During 2012, our U.S. net asbestos-related cash outflows were approximately $8,800. In 2013, we expect our U.S. net cash outflows to be approximately $14,700. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.

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

We had approximately $250,600 and $225,600 of letters of credit outstanding under our senior credit agreements in effect as of December 31, 2012 and 2011, respectively. There were no funded borrowings under our senior credit agreements in effect as of December 31, 2012 and 2011. Based on our current operating plans and cash forecasts, we do not intend to borrow under our senior credit agreement during 2013. Please refer to Note 7 to the consolidated financial statements included in this annual report on Form 10-K for further information regarding our debt obligations.

We are not required to make any mandatory contributions to our U.S. pension plans in 2013 based on the minimum statutory funding requirements. Based on the minimum statutory funding requirements for 2013, we expect to make mandatory contributions totaling approximately $21,900 to our non-U.S. pension plans in 2013. Additionally, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during 2013.

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

Based on the aggregate share repurchases under our program through December 31, 2012, we were authorized to repurchase up to an additional $420,100 of our outstanding shares as of such date. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Through December 31, 2012, we have repurchased 43,911,078 shares for an aggregate cost of approximately $1,084,300 since the inception of the repurchase program announced on September 12, 2008. We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other privately negotiated transactions pursuant to our share repurchase program. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans. For further information, please refer to Part II, Item 5 of this annual report on Form 10-K.

We have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends. Our current senior unsecured credit agreement contains limitations on cash dividend payments as well as other restricted payments.

Off-Balance Sheet Arrangements

We own noncontrolling equity interests in power projects in Chile and Italy. Certain of the projects have third-party debt that is not consolidated in our balance sheet. We have also issued certain guarantees for the Chile-based project. Please refer to Note 5 to the consolidated financial statements in this annual report on Form 10-K for further information related to these projects.

Contractual Obligations

We have contractual obligations comprised of long-term debt, non-cancelable operating lease commitments, purchase commitments, capital lease obligations and pension and other postretirement benefit funding requirements. Our expected cash flows related to contractual obligations outstanding as of December 31, 2012 are as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt:
Principal	$81,400	$11,100	$23,300	$16,200	$30,800
Interest	8,200	1,900	2,900	1,400	2,000
Capital lease obligations:
Principal	56,300	2,600	6,300	8,200	39,200
Interest	36,800	5,400	10,100	8,600	12,700
Non-cancelable operating lease obligations	356,300	55,600	97,100	71,200	132,400
Purchase commitments	959,100	903,500	53,200	1,000	1,400
Funding requirements:
Pension U.S.*	300	—	200	100	—
Pension non-U.S.*	101,300	21,900	41,700	37,700	—
Other postretirement benefits	49,400	5,200	10,500	10,300	23,400

Total contractual cash obligations	$1,649,100	$1,007,200	$245,300	$154,700	$241,900

*	Funding requirements are expected to extend beyond five years; however, data for contribution requirements beyond five years are not yet available and depend on the performance of our investment portfolio and actuarial experience. These projections assume no discretionary contributions.

The table above does not include payments of our asbestos-related liabilities as we cannot reasonably predict the timing of the net cash outflows associated with this liability beyond 2013. We expect to fund $14,700 of our asbestos liability indemnity and defense costs from our cash flows in 2013 net of the cash expected to be received from existing insurance settlements. Please refer to Note 16 to the consolidated financial statements included in this annual report on Form 10-K for more information.

The table above does not include payments relating to our uncertain tax positions as we cannot reasonably predict the timing of the net cash outflows associated with the settlement of these obligations. Our total liability (including accrued interest and penalties) is $93,100 as of December 31, 2012. Please refer to Note 13 to the consolidated financial statements included in this annual report on Form 10-K for more information.

We are contingently liable under standby letters of credit, bank guarantees and surety bonds, primarily for guarantees of our performance on projects currently in execution or under warranty. These balances include the standby letters of credit issued under the senior unsecured credit agreement and from other facilities worldwide. For further discussion please refer to the section entitled “—Liquidity and Capital Resources-Outlook” within this Item 7. As of December 31, 2012, such commitments and their period of expiration are as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Bank issued letters of credit and guarantees	$798,200	$386,800	$274,500	$38,300	$98,600
Surety bonds	217,700	98,800	43,600	73,800	1,500

Total commitments	$1,015,900	$485,600	$318,100	$112,100	$100,100

Please refer to Note 9 to the consolidated financial statements included in this annual report on Form 10-K for a discussion of guarantees.

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

New Orders, Measured in Terms of Future Revenues

	2012			2011			2010
	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total
By Project Location:
North America	$288,800	$234,400	$523,200	$403,700	$286,000	$689,700	$525,100	$223,500	$748,600
South America	538,200	35,600	573,800	267,400	24,700	292,100	390,600	20,200	410,800
Europe	468,200	199,700	667,900	751,200	128,900	880,100	569,400	600,800	1,170,200
Asia	662,500	115,400	777,900	525,100	801,100	1,326,200	712,300	333,300	1,045,600
Middle East	765,800	3,500	769,300	245,100	14,200	259,300	304,200	25,800	330,000
Africa	48,800	100	48,900	119,300	6,000	125,300	284,300	100	284,400
Australasia*	88,100	400	88,500	713,100	—	713,100	116,200	—	116,200

Total	$2,860,400	$589,100	$3,449,500	$3,024,900	$1,260,900	$4,285,800	$2,902,100	$1,203,700	$4,105,800

*	Australasia primarily represents Australia, New Zealand and the Pacific Islands.

By Industry:
Power generation	$59,500	$474,300	$533,800	$323,500	$1,143,400	$1,466,900	$22,900	$1,096,200	$1,119,100
Oil refining	1,634,100	—	1,634,100	1,300,500	—	1,300,500	1,691,100	—	1,691,100
Pharmaceutical	56,700	—	56,700	43,800	—	43,800	70,300	—	70,300
Oil and gas	382,000	—	382,000	801,900	—	801,900	375,000	—	375,000
Chemical /petrochemical	663,300	—	663,300	475,000	—	475,000	669,000	100	669,100
Power plant operation and maintenance	20,500	114,800	135,300	17,800	117,500	135,300	16,900	107,400	124,300
Environmental	8,500	—	8,500	6,500	—	6,500	14,700	—	14,700
Other, net of eliminations	35,800	—	35,800	55,900	—	55,900	42,200	—	42,200

Total	$2,860,400	$589,100	$3,449,500	$3,024,900	$1,260,900	$4,285,800	$2,902,100	$1,203,700	$4,105,800

Backlog, Measured in Terms of Future Revenues

	December 31, 2012			December 31, 2011
	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total
By Contract Type:
Lump-sum turnkey	$3,200	$67,500	$70,700	$—	$164,300	$164,300
Other fixed-price	662,500	665,200	1,327,700	515,400	997,200	1,512,600
Reimbursable	2,219,000	30,600	2,249,600	1,904,800	44,400	1,949,200

Total	$2,884,700	$763,300	$3,648,000	$2,420,200	$1,205,900	$3,626,100

By Project Location:
North America	$295,100	$142,800	$437,900	$483,200	$217,400	$700,600
South America	555,900	29,800	585,700	328,100	25,500	353,600
Europe	508,500	150,700	659,200	637,100	234,500	871,600
Asia	614,100	435,300	1,049,400	413,300	711,100	1,124,400
Middle East	850,700	4,600	855,300	275,700	15,000	290,700
Africa	58,200	—	58,200	104,700	2,400	107,100
Australasia*	2,200	100	2,300	178,100	—	178,100

Total	$2,884,700	$763,300	$3,648,000	$2,420,200	$1,205,900	$3,626,100

*	Australasia primarily represents Australia, New Zealand and the Pacific Islands.

By Industry:
Power generation	$269,000	$699,500	$968,500	$304,000	$1,090,000	$1,394,000
Oil refining	1,676,000	—	1,676,000	1,468,400	—	1,468,400
Pharmaceutical	26,600	—	26,600	28,200	—	28,200
Oil and gas	269,600	—	269,600	303,600	—	303,600
Chemical/petrochemical	630,000	—	630,000	287,900	—	287,900
Power plant operation and maintenance	100	63,800	63,900	—	115,900	115,900
Environmental	3,200	—	3,200	3,600	—	3,600
Other, net of eliminations	10,200	—	10,200	24,500	—	24,500

Total	$2,884,700	$763,300	$3,648,000	$2,420,200	$1,205,900	$3,626,100

Backlog, measured in terms of Foster Wheeler Scope	$2,196,700	$753,500	$2,950,200	$1,365,900	$1,196,400	$2,562,300

Global E&C Group Man-hours in Backlog (in thousands)	17,000		17,000	11,600		11,600

The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in increases of $100,800 and $79,500, respectively, as of December 31, 2012 as compared to December 31, 2011.

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

The percentage-of-completion method requires that adjustments or re-evaluations to estimated project revenues and costs, including estimated claim recoveries, be recognized on a project-to-date cumulative basis, as changes to the estimates are identified. Revisions to project estimates are made as additional information becomes available or as specific project circumstances change, including information that becomes available subsequent to the date of the consolidated financial statements up through the date such consolidated financial statements are filed with the SEC. If the final estimated profit to complete a long-term contract indicates a loss, provision is made immediately for the total loss anticipated. Profits are accrued throughout the life of the project based on the percentage-of-completion. The project life cycle, including project-specific warranty commitments, can be up to approximately six years in duration.

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

Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit. In the period in which a change in estimate is recognized, the cumulative impact of that change is recorded based on progress achieved through the period of change. There were 33, 43 and 46 separate projects that experienced final estimated contract profit revisions with an impact on contract profit in excess of $1,000 in 2012, 2011 and 2010, respectively. The changes in final estimated contract profit resulted in a net increase of $66,000, $35,200 and $56,800 to reported contract profit for 2012, 2011 and 2010, respectively, relating to the revaluation of work performed on contracts in prior periods. The changes in final estimated contract profit revisions during 2012 for our Global Power Group were increased for a favorable settlement with a subcontractor of approximately $6,900. The changes in final estimated contract profit revisions during 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling approximately $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of approximately $3,200 and $4,600, respectively. The corrections were recorded in 2011 as they were not material to previously issued financial statements, nor were they material to the 2011 financial statements. The impact on contract profit is measured as of the beginning of each year and represents the incremental contract profit or loss that would have been recorded in prior periods had we been able to recognize in those periods the impact of the current period changes in final estimated profits.

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

United States

As of December 31, 2012, we had recorded total liabilities of $275,300 comprised of an estimated liability of $42,700 relating to open (outstanding) claims and an estimated liability of $232,600 relating to future unasserted claims through December 31, 2027.

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

Based on its review of the 2012 activity, ARPC recommended that certain assumptions used to estimate our future asbestos liability be updated as of December 31, 2012. Accordingly, we developed a revised estimate of our aggregate indemnity and defense costs through December 31, 2027 considering the advice of ARPC. In 2012, we revalued our liability for asbestos indemnity and defense costs through December 31, 2027 to $275,300, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a net charge of $28,100 in 2012, which included a charge related to updating our assumptions for increased asbestos defense costs projected over our 15-year estimate and, to a lesser extent, an adjustment for actual claim settlement experience during the year and an accrual of another year of estimated claims under our rolling 15-year asbestos-related liability estimate. The total asbestos-related liabilities are comprised of our estimates for our liability relating to open (outstanding) claims being valued and our liability for future unasserted claims through December 31, 2027.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims broken down by disease type — mesothelioma, lung cancer, and non-malignancies, and estimated average cost per claim by disease type — mesothelioma, lung cancer and non-malignancies, as well as other factors. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through December 31, 2027, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after December 31, 2027, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after December 31, 2027. Through December 31, 2012, total cumulative indemnity costs paid, prior to insurance recoveries, were approximately $795,500 and total cumulative defense costs paid were approximately $388,700, or approximately 33% of total defense and indemnity costs.

As of December 31, 2012, we had recorded assets of $136,400, which represents our best estimate of settled and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through December 31, 2027. Asbestos-related assets under executed settlement agreements with insurers due in the next 12 months are recorded within accounts and notes receivable-other and amounts due beyond 12 months are recorded within asbestos-related insurance recovery receivable. Our asbestos-related insurance recovery receivable also includes our best estimate of settled and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through December 31, 2027. Our asbestos-related assets have not been discounted for the time value of money.

Our insurance recoveries may be limited by future insolvencies among our insurers. Other than receivables related to bankruptcy court-approved settlements during liquidation proceedings, we have not assumed recovery in the estimate of our asbestos-related insurance asset from any of our currently insolvent insurers. We have considered the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. As of December 31, 2012 and 2011, we have not recorded an allowance for uncollectible balances against our asbestos-related insurance assets. We write off receivables from insurers that have become insolvent; there have been no such write-offs during 2012, 2011 or 2010. During 2011, we reached an agreement with an insurer that was under bankruptcy liquidation and for which we had written off our receivable prior to 2010. The asset awarded under the bankruptcy liquidation for this insurer was $4,500 and was included in our asbestos-related assets as of December 31, 2011. This receivable was subsequently collected during 2012. Other insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. If we fail to realize the expected insurance recoveries, or experience delays in receiving material amounts from our insurers, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

The following chart reflects the sensitivities in the December 31, 2012 consolidated financial statements associated with a change in certain estimates used in relation to the U.S. asbestos-related liabilities.

Changes (Increase or Decrease) in Assumption:	Approximate Change in Liability
One-percentage point change in the inflation rate related to the indemnity and defense costs	$24,900
Twenty-five percent change in average indemnity settlement amount	42,000
Twenty-five percent change in forecasted number of new claims	49,000

Based on the December 31, 2012 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $42,000 as described above and the impact on expense would be dependent upon available additional insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge in the statement of operations of approximately 85% of the increase in the liability. Long-term cash flows would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries would decline.

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

United Kingdom

As of December 31, 2012, we had recorded total liabilities of $33,000 comprised of an estimated liability relating to open (outstanding) claims of $7,800 and an estimated liability relating to future unasserted claims through December 31, 2027 of $25,200. An asset in substantially an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries. The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability recorded in the U.K. would increase to approximately $46,400, with a corresponding increase in the asbestos-related asset.

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

We utilize our business judgment in establishing the estimates used in the calculations of our pension and OPEB plan liabilities, annual service cost and cash contributions. These estimates are updated on an annual basis or more frequently upon the occurrence of significant events. The estimates can vary significantly from the actual results and we cannot provide any assurance that the estimates used to calculate the pension and/or OPEB plan liabilities included herein will approximate actual results. The volatility between the assumptions and actual results can be significant.

The following table summarizes the estimates used for our defined benefit pension and OPEB plans for 2012, 2011 and 2010:

	Pension Plans									OPEB Plans
	United States			United Kingdom			Other
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net periodic benefit cost:
Discount rate	4.03%	5.11%	5.67%	4.80%	5.40%	5.70%	5.38%	5.40%	5.37%	3.44%	3.31%	4.53%
Long-term rate of return	7.45%	7.74%	7.75%	5.30%	6.40%	6.70%	7.02%	6.96%	7.37%	N/A	N/A	N/A
Salary growth*	N/A	N/A	N/A	N/A	N/A	N/A	2.26%	3.59%	3.67%	N/A	N/A	N/A

Projected benefit obligations:
Discount rate	3.52%	4.03%	5.11%	4.50%	4.80%	5.50%	4.47%	5.18%	5.68%	3.28%	3.85%	4.88%
Salary growth*	N/A	N/A	N/A	N/A	N/A	N/A	2.21%	4.21%	4.22%	N/A	N/A	N/A

*	Salary growth is not applicable for frozen pension plans as future salary levels do not affect benefits payable.

N/A – Not applicable.

The discount rate is developed using a market-based approach that matches our projected benefit payments to a spot yield curve of high-quality corporate bonds. Changes in the discount rate from period-to-period were generally due to changes in long-term interest rates.

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. We annually review and adjust, as required, the long-term rate of return for our pension plans. The weighted-average expected long-term rate of return on plan assets has ranged from 5.9% to 7.1% over the past three years.

The following tables reflect the sensitivities in the consolidated financial statements associated with a change in certain estimates used in relation to the U.S. and the U.K. defined benefit pension plans. Each of the sensitivities below reflects an evaluation of the change based solely on a change in that particular estimate.

	Approximate Increase/ (Decrease) Impact on
U.S. Pension Plan:	Pension Liability	2013 Benefit Cost
One-tenth of a percentage point increase in the discount rate	$(4,761)	$48
One-tenth of a percentage point decrease in the discount rate	4,852	(49)
One-tenth of a percentage point increase in the expected return on plan assets	—	(330)
One-tenth of a percentage point decrease in the expected return on plan assets	—	330

	Approximate Increase/ (Decrease) Impact on
U.K. Pension Plan:	Pension Asset	2013 Benefit Cost
One-tenth of a percentage point increase in the discount rate	$13,179	$(249)
One-tenth of a percentage point decrease in the discount rate	(13,590)	255
One-tenth of a percentage point increase in the expected return on plan assets	—	(815)
One-tenth of a percentage point decrease in the expected return on plan assets	—	815

Accumulated net actuarial losses and prior service credits from our pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year are $18,100 and $1,600, respectively. Estimated amortization of net transition obligation over the next year is inconsequential. Net actuarial losses reflect differences between expected and actual plan experience, including returns on plan assets, and changes in actuarial assumptions, all of which occurred over time. These net actuarial losses, to the extent not offset by future actuarial gains, will result in increases in our future pension costs depending on several factors, including whether such losses exceed the corridor in which losses are not amortized. The net actuarial losses outside the corridor are amortized over the expected remaining service periods of active participants (approximately 11, 30 and 18 years for the Canadian, South African and Finnish plans, respectively) and average remaining life expectancy of participants for our closed plans (approximately 22 and 29 years for the U.S. and U.K. plans, respectively) since benefits are closed.

A one-tenth of a percentage point decrease or increase in the funding rates, used for calculating future funding requirements to the U.S. plan through 2017, would not have an impact on aggregate contributions over the next five years.

A one-tenth of a percentage point decrease in the funding rates, used for calculating future funding requirements to the U.K. plan through 2017, would increase aggregate contributions over the next five years by approximately $5,100, while an increase by one-tenth of a percentage point would decrease aggregate contributions by approximately $5,000.

Accumulated net actuarial losses and prior service credits that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost in connection with our OPEB plans over the next year are $800 and $3,500, respectively. The net actuarial losses outside the corridor are amortized over the average life expectancy of inactive participants (approximately 18 years) because benefits are closed. The prior service credits are amortized over schedules established at the date of each plan change (approximately 8 years).

Please refer to Note 8 to the consolidated financial statements included in this annual report on Form 10-K for further discussion of our defined benefit pension and OPEB plans.

Share-Based Compensation Plans

Our share-based compensation plans include awards for stock options and restricted stock units and performance-based restricted stock units (collectively, “restricted awards”). We measure these awards at fair value on their grant date and recognize compensation cost in the consolidated statements of operations over their vesting period.

The following table summarizes our share-based compensation expense and related income tax benefit:

	2012	2011	2010
Share-based compensation	$21,623	$21,849	$22,996
Related income tax benefit	527	413	353

As of December 31, 2012, the breakdown of our unrecognized compensation cost and related weighted-average period for the cost to be recognized were as follows:

	December 31, 2012	Weighted- Average Period for Cost to be Recognized
Unrecognized compensation cost:
Stock options	$7,719	2 years
Restricted awards	16,579	2 years

Total unrecognized compensation cost	$24,298	2 years

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

Certain of our executives have been awarded performance-based restricted share units or performance RSUs. Under these awards, the number of restricted share units that ultimately vest depend on our share price performance against specified performance goals, which are defined in our performance-based award agreements. We estimate the grant date fair value of each performance RSU award using a Monte Carlo valuation model. We then recognize the fair value of each performance RSU award as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period).

We estimate pre-vesting forfeitures at the time of grant using a combination of historical data and demographic characteristics, and we revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards that are expected to vest.

If factors change and we employ different assumptions in the application of current accounting guidance, the compensation expense that we record for awards in future periods may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved in selecting the option pricing model assumptions used to estimate share-based compensation expense. Consequently, there is a risk that our estimates of the fair value of our share-based compensation awards on the grant dates may bear little resemblance to the actual value realized upon the exercise/vesting, expiration or forfeiture of those share-based payments in the future. Stock options and performance RSUs may expire worthless or otherwise result in zero intrinsic value compared to the fair value originally estimated on the grant date and the expense reported in the consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair value originally estimated on the grant date and the expense reported in the consolidated financial statements.

There are significant differences among valuation models. This may result in a lack of comparability with other companies that use different models, methods and assumptions. There is also a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and may materially affect the fair value estimate of share-based payments.

Please refer to Note 11 to the consolidated financial statements included in this annual report on Form 10-K for further discussion of our share-based compensation plans.

Goodwill and Intangible Assets

At least annually, we evaluate goodwill for potential impairment. We test goodwill for impairment at the reporting unit level, which we have determined to be the components one level below our operating segments, as these components constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. Presently, goodwill exists in four of our reporting units — one within our Global Power Group business segment and three within our Global E&C Group business segment.

We first perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount; if so, no further assessments are performed. For reporting units where that is not the case, we perform a goodwill impairment test. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step compares the implied fair value of the reporting unit’s goodwill, based on a hypothetical purchase price allocation, with the carrying amount of that goodwill. In the fourth quarter of each year, we evaluate goodwill at each reporting unit based on assumptions used to estimate the fair value of our reporting units and assess recoverability, and impairments, if any, which are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill.

Intangible assets with determinable useful lives are amortized over their respective estimated useful lives and reviewed for impairment together with other tangible long-lived assets whenever events or circumstances indicate that an impairment may exist.

We determined that both the income and market valuation approaches would be considered by market participants. Under the income valuation approach, we employ a discounted cash flow model to estimate the fair value of each reporting unit. This model requires the use of significant estimates and assumptions regarding future revenues, costs, margins, capital expenditures, changes in working capital, terminal year growth rate and cost of capital. Our cash flow models are based on our forecasted results for the applicable reporting units. The models also assume a 3% growth rate in the terminal year. Actual results could differ from our projections.

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

During our 2012 annual evaluation, we noted that the indicated fair value was above the carrying value for each of our reporting units.

Goodwill of $22,300 related to one of our Global E&C Group’s reporting units. Our estimate of the fair value of this reporting unit during our 2012 impairment test was sufficiently in excess of its carrying value even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying value of goodwill was required. However, should the performance of this unit deteriorate in the future, which could result in a decline in its estimated fair value, its carrying value could exceed its fair value in future periods, which could lead to an impairment of goodwill.

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

Deferred tax assets are reduced by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of loss carryforwards (or other deferred tax assets) will not be realized in the future. In evaluating our ability to realize our deferred tax assets within the various tax jurisdictions in which they arise, we consider all available positive and negative evidence, including scheduled reversals of taxable temporary differences, projected future taxable income, tax planning strategies and recent financial performance. Projecting future taxable income requires significant assumptions about future operating results, as well as the timing and character of taxable income in numerous jurisdictions. We have a valuation allowance of $408,700 recorded as of December 31, 2012 (primarily in the U.S.). The majority of the U.S. federal tax benefits, against which valuation allowances have been established, do not expire until 2026 and beyond, based on current tax laws.

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

Our subsidiaries file income tax returns in many tax jurisdictions, including the United States, several U.S. states and numerous non-U.S. jurisdictions around the world. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by jurisdiction. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in a number of jurisdictions may expire within 12 months from the balance sheet date. As a result, we expect recurring changes in unrecognized tax benefits due to the expiration of the statute of limitations, none of which are expected to be individually significant. With few exceptions, we are no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before 2008.

A number of tax years are under audit by the relevant tax authorities in various jurisdictions, including the U.S. and several states within the U.S. We anticipate that several of these audits may be concluded in the foreseeable future, including in 2013. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the magnitude of any such reduction at this time.

As of December 31, 2012, we had $57,100 of unrecognized tax benefits, all of which would, if recognized, affect our effective tax rate before existing valuation allowance considerations.

We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations. Previously accrued interest and/or penalties that are ultimately not assessed reduce current year expense.

Please refer to Note 13 to the consolidated financial statements included in this annual report on Form 10-K for further discussion of our income taxes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(amounts in thousands of dollars)

Interest Rate Risk — We are exposed to changes in interest rates should we need to borrow under our senior unsecured credit agreement (there were no such borrowings as of December 31, 2012 and, based on our current operating plans and cash flow forecasts, none are expected in 2013) and, to a limited extent, under our variable rate special-purpose limited recourse project debt for any portion of the debt for which we have not entered into a fixed rate swap agreement. If average market rates are 100-basis points higher in the next 12 months, our interest expense for such period of time would increase, and our income before income taxes would decrease, by approximately $100. This amount has been determined by considering the impact of the hypothetical interest rates on our variable rate borrowings as of December 31, 2012 and does not reflect the impact of interest rate changes on outstanding debt held by certain of our equity interests since such debt is not consolidated on our balance sheet.

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

We further mitigate the risk through the use of foreign currency forward contracts to hedge the foreign currency exposure, such as anticipated foreign currency purchases or revenues, back to their functional currency. We utilize all such financial instruments solely for hedging, and our company policy prohibits the speculative use of such instruments. However, for financial reporting purposes, these contracts are generally not accounted for as hedges.

The notional amount of our foreign currency forward contracts provides one measure of our transaction volume outstanding as of the balance sheet date. As of December 31, 2012, we had a total gross notional amount, measured in U.S. dollar equivalent, of approximately $514,800 related to foreign currency forward contracts and the primary currencies hedged were the British pound, Chinese yuan, Euro and U.S. dollar. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contract maturity dates range from 2013 through 2014.

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

Please refer to Note 10 to the consolidated financial statements included in this annual report on Form 10-K for further information on our primary foreign currency forward exchange contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler AG:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Foster Wheeler AG and its subsidiaries (“the Company”) at December 31, 2012 and 2011, and the results of their operations, comprehensive income and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of the Company’s Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/     PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey

March 1, 2013

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands of dollars, except per share amounts)

	2012	2011	2010
Operating revenues	$3,414,635	$4,480,729	$4,067,719
Cost of operating revenues	2,837,317	3,939,274	3,468,933

Contract profit	577,318	541,455	598,786
Selling, general and administrative expenses	334,617	309,996	303,330
Other income, net	(37,683)	(51,607)	(60,444)
Other deductions, net	34,726	43,969	41,221
Interest income	(10,807)	(18,922)	(11,581)
Interest expense	13,797	12,876	15,610
Net asbestos-related provision	30,505	9,901	5,410

Income before income taxes	212,163	235,242	305,240
Provision for income taxes	62,267	58,514	74,531

Net income	149,896	176,728	230,709

Less: Net income attributable to noncontrolling interests	13,874	14,345	15,302

Net income attributable to Foster Wheeler AG	$136,022	$162,383	$215,407

Earnings per share (see Note 1):
Basic	$1.27	$1.35	$1.71

Diluted	$1.27	$1.35	$1.70

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands of dollars)

	2012	2011	2010
Net income	$149,896	$176,728	$230,709
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments, net of tax	7,660	(24,489)	(20,789)
Cash flow hedges adjustments, net of tax:
Unrealized (loss)/gain	(3,844)	(4,873)	(4,427)
Reclassification for losses included in net income	2,467	3,171	3,590

Total cash flow hedges adjustments, net of tax	(1,377)	(1,702)	(837)
Pension and other postretirement benefits adjustments, net of tax:
Net actuarial loss	(54,157)	(85,250)	(18,894)
Prior service (cost)/credit	(25)	35,562	6,407
Amortization included in net periodic pension cost	10,269	7,487	9,028

Total pension and other postretirement benefits adjustments, net of tax	(43,913)	(42,201)	(3,459)

Other comprehensive loss, net of tax	(37,630)	(68,392)	(25,085)

Comprehensive income	112,266	108,336	205,624
Less: Comprehensive income attributable to noncontrolling interests	13,779	11,517	16,717

Comprehensive income attributable to Foster Wheeler AG	$98,487	$96,819	$188,907

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands of dollars, except share data and per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$582,322	$718,049
Short-term investments	—	1,294
Accounts and notes receivable, net:
Trade	610,695	427,984
Other	86,981	97,495
Contracts in process	228,979	166,648
Prepaid, deferred and refundable income taxes	57,404	62,616
Other current assets	47,161	49,101

Total current assets	1,613,542	1,523,187

Land, buildings and equipment, net	334,141	341,987
Restricted cash	63,029	44,094
Notes and accounts receivable — long-term	14,119	6,210
Investments in and advances to unconsolidated affiliates	205,476	211,109
Goodwill	133,518	112,120
Other intangible assets, net	105,100	74,386
Asbestos-related insurance recovery receivable	132,438	157,127
Other assets	90,509	118,178
Deferred tax assets	42,052	25,482

TOTAL ASSETS	$2,733,924	$2,613,880

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$13,672	$12,683
Accounts payable	300,225	250,821
Accrued expenses	232,197	237,089
Billings in excess of costs and estimated earnings on uncompleted contracts	565,101	550,746
Income taxes payable	64,992	39,645

Total current liabilities	1,176,187	1,090,984

Long-term debt	124,034	136,428
Deferred tax liabilities	40,889	44,622
Pension, postretirement and other employee benefits	177,345	171,065
Asbestos-related liability	259,350	269,520
Other long-term liabilities	190,132	160,596
Commitments and contingencies

TOTAL LIABILITIES	1,967,937	1,873,215

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	8,594	4,993

TOTAL TEMPORARY EQUITY	8,594	4,993

Equity:
Registered shares:
CHF 3.00 par value; authorized: 171,018,974 shares and 187,847,379 shares, respectively; conditionally authorized: 59,369,723 shares and 59,781,738 shares, respectively; issued: 108,701,018 shares and 125,529,423 shares, respectively; outstanding: 104,441,589 shares and 108,289,003 shares, respectively.	269,633	321,181
Paid-in capital	266,943	606,053
Retained earnings	835,993	699,971
Accumulated other comprehensive loss	(567,603)	(530,068)
Treasury shares (outstanding: 4,259,429 shares and 17,240,420 shares, respectively)	(90,976)	(409,390)

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	713,990	687,747

Noncontrolling interests	43,403	47,925

TOTAL EQUITY	757,393	735,672

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$2,733,924	$2,613,880

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands of dollars, except share data)

	Shares		Registered Shares Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares Value	Total Foster Wheeler AG Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Registered	Treasury
Balance at December 31, 2009	127,441,943	—	$329,402	$617,938	$322,181	$(438,004)	$—	$831,517	$38,970	$870,487
Net income	—	—	—	—	215,407	—	—	215,407	15,302	230,709
Other comprehensive income, net of tax	—	—	—	—	—	(26,500)	—	(26,500)	1,415	(25,085)
Issuance of registered shares upon exercise of stock options	1,185,186	—	3,638	22,164	—	—	—	25,802	—	25,802
Issuance of registered shares upon vesting of restricted awards	321,493	—	1,012	(1,012)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8,031)	(8,031)
Share-based compensation expense	—	—	—	20,631	—	—	—	20,631	—	20,631
Excess tax benefit related to share-based compensation	—	—	—	18	—	—	—	18	—	18
Repurchase of Shares	—	4,312,710	—	—	—	—	(99,182)	(99,182)	—	(99,182)

Balance at December 31, 2010	128,948,622	4,312,710	$334,052	$659,739	$537,588	$(464,504)	$(99,182)	$967,693	$47,656	$1,015,349

Net income	—	—	—	—	162,383	—	—	162,383	14,345	176,728
Other comprehensive income, net of tax	—	—	—	—	—	(65,564)	—	(65,564)	(2,828)	(68,392)
Issuance of registered shares upon exercise of stock options	414,361	—	1,334	9,557	—	—	—	10,891	—	10,891
Issuance of registered shares upon vesting of restricted awards	479,150	—	1,570	(1,570)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11,373)	(11,373)
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	—	125	125
Share-based compensation expense	—	—	—	21,791	—	—	—	21,791	—	21,791
Excess tax shortfall related to share-based compensation	—	—	—	(57)	—	—	—	(57)	—	(57)
Repurchase of shares	—	17,240,420	—	—	—	—	(409,390)	(409,390)	—	(409,390)
Retirement of shares	(4,312,710)	(4,312,710)	(15,775)	(83,407)	—	—	99,182	—	—	—

Balance at December 31, 2011	125,529,423	17,240,420	$321,181	$606,053	$699,971	$(530,068)	$(409,390)	$687,747	$47,925	$735,672

Net income	—	—	—	—	136,022	—	—	136,022	13,874	149,896
Other comprehensive income, net of tax	—	—	—	—	—	(37,535)	—	(37,535)	(95)	(37,630)
Issuance of registered shares upon exercise of stock options	48,623	—	158	649	—	—	—	807	—	807
Issuance of registered shares upon vesting of restricted awards	363,392	—	1,179	(1,179)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(18,301)	(18,301)
Share-based compensation expense	—	—	—	18,023	—	—	—	18,023	—	18,023
Excess tax shortfall related to share-based compensation	—	—	—	(98)	—	—	—	(98)	—	(98)
Repurchase of shares	—	4,259,429	—	—	—	—	(90,976)	(90,976)	—	(90,976)
Retirement of shares	(17,240,420)	(17,240,420)	(52,885)	(356,505)	—	—	409,390	—	—	—

Balance at December 31, 2012	108,701,018	4,259,429	$269,633	$266,943	$835,993	$(567,603)	$(90,976)	$713,990	$43,403	$757,393

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands of dollars)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$149,896	$176,728	$230,709
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	66,531	49,456	54,155
Gain on curtailment of defined benefit pension plans	—	—	(19,562)
Gain on repayment of project debt	—	—	(21,865)
Net asbestos-related provision	30,505	9,915	15,823
Share-based compensation expense	21,623	21,849	22,996
Excess tax shortfall/(benefit) related to share-based compensation	98	57	(18)
Deferred income tax (benefit)/provision	(9,669)	(16,316)	33,241
(Gain)/loss on sale of assets	(183)	(974)	316
Dividends, net of equity in earnings of unconsolidated affiliates/ (Equity in earnings of unconsolidated affiliates, net of dividends)	3,012	8,017	(8,076)
Other noncash items, net	936	—	1,678
Changes in assets and liabilities:
(Increase)/decrease in receivables	(153,957)	127,113	(54,945)
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	(56,870)	(126,000)	140,756
Increase/(decrease) in accounts payable and accrued expenses	44,724	10,324	(87,929)
Increase/(decrease) in income taxes payable	23,082	3,503	(31,200)
Net change in other current assets and liabilities	51	(4,825)	5,818
Decrease in pension, postretirement and other employee benefits	(23,850)	(73,464)	(89,498)
Net change in asbestos-related assets and liabilities	(8,993)	(7,898)	(718)
Net change in other long-term assets and liabilities	6,365	8,261	(13,013)

Net cash provided by operating activities	93,301	185,746	178,668

CASH FLOWS FROM INVESTING ACTIVITIES
Payments related to acquisition of businesses, net of cash acquired	(69,675)	(29,376)	(4,191)
Change in restricted cash	(18,607)	(18,646)	6,017
Capital expenditures	(35,157)	(28,080)	(23,278)
Proceeds from sale of investments and other assets	588	2,157	5,087
Investments in and advances to unconsolidated affiliates	(2,003)	—	—
Return of investment from unconsolidated affiliates	6,207	2	3,232
Purchase of short-term investments	—	(1,546)	—
Proceeds from sale of short-term investments	1,255	—	19

Net cash used in investing activities	(117,392)	(75,489)	(13,114)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	(90,976)	(409,390)	(99,182)
Distributions to noncontrolling interests	(18,301)	(11,373)	(8,031)
Proceeds from capital contribution from noncontrolling interests	—	138	—
Proceeds from stock options exercised	807	11,910	25,748
Excess tax (shortfall)/benefit related to share-based compensation	(98)	(57)	18
Payment of deferred financing costs	(3,993)	—	(4,504)
Proceeds from issuance of debt	—	—	2,197
Repayment of debt and capital lease obligations	(13,017)	(12,530)	(16,740)

Net cash used in financing activities	(125,578)	(421,302)	(100,494)

Effect of exchange rate changes on cash and cash equivalents	13,942	(28,069)	(5,055)

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(135,727)	(339,114)	60,005
Cash and cash equivalents at beginning of year	718,049	1,057,163	997,158

CASH AND CASH EQUIVALENTS AT END OF YEAR	$582,322	$718,049	$1,057,163

Cash paid during the year for:
Interest (net of amount capitalized)	$10,724	$12,193	$13,861

Income taxes	$62,919	$82,265	$76,635

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

Principles of Consolidation — The consolidated financial statements include the accounts of Foster Wheeler AG and all U.S. and non-U.S. subsidiaries as well as certain entities in which we have a controlling interest. Intercompany transactions and balances have been eliminated. See below “—Variable Interest Entities” for further information related to the consolidation of variable interest entities.

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

	2012	2011	2010
Number of separate projects	33	43	46
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions	$66,000	$35,200	$56,800

The changes in final estimated contract profit revisions for our Global Power Group were increased during 2012 for a favorable settlement with a subcontractor of approximately $6,900. The changes in final estimated contract profit revisions during 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling $7,800, which included final estimated profit reductions in our Global Engineering and Construction Group (“Global E&C Group”) and our Global Power Group of $3,200 and $4,600, respectively. The corrections were recorded in 2011 as they were not material to previously issued financial statements, nor were they material to the 2011 financial statements. Please see Note 14 for further information related to changes in final estimated contract profit and the impact on business segment results.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims as additional contract revenue if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. These two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. Our consolidated financial statements included commercial claims of $8,800 and $6,700 as of December 31, 2012 and 2011, respectively, while substantially all costs had been incurred as of each respective date.

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. Deferred pre-contract costs were inconsequential as of December 31, 2012 and 2011.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

1.  Summary of Significant Accounting Policies — (Continued)

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments with original maturities of three months or less at the date of acquisition. We are dependent on cash repatriations from our subsidiaries to cover payments and expenses of our parent holding company in Switzerland, to cover cash needs related to our asbestos-related liability and other overhead expenses in the U.S. and, at our discretion, specific liquidity needs, such as funding acquisitions and our share repurchase program. Cash and cash equivalents of $470,546 and $588,307 were held by our non-U.S. entities as of December 31, 2012 and 2011, respectively. These entities require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization requirements and, in some cases, contractual restrictions. Accordingly, a portion of these funds may not be readily available for repatriation to our entities in Switzerland or the U.S.

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

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method. We had inventories of $18,414 and $16,738 as of December 31, 2012 and 2011, respectively. Such amounts are recorded within other current assets on the consolidated balance sheet.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

1.  Summary of Significant Accounting Policies — (Continued)

Restricted Cash — The following table details our restricted cash balances held by our entities:

	December 31, 2012			December 31, 2011
	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Held by special-purpose entities and restricted for debt service payments	$17,970	$273	$18,243	$9,539	$271	$9,810
Held to collateralize letters of credit and bank guarantees	1,542	7,101	8,643	10,226	—	10,226
Client dedicated accounts	32,225	3,918	36,143	20,612	3,446	24,058

Total	$51,737	$11,292	$63,029	$40,377	$3,717	$44,094

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

As of December 31, 2012 and 2011, we participated in certain entities determined to be VIEs, including a gas-fired cogeneration facility in Martinez, California and a refinery/electric power generation project in Chile. We consolidate the operations of the Martinez project while we record our participation in the project in Chile on the equity method of accounting.

Please see Note 5 for further information regarding our participation in these projects.

Goodwill and Other Intangible Assets — Goodwill arising from business acquisitions is allocated to the appropriate reporting unit on a relative fair value basis at the time of acquisition. Other intangible assets consist principally of patents, trademarks, customer relationships, pipeline, backlog and technology and are amortized over their respective estimated useful lives and reviewed for impairment together with other tangible long-lived

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

1.  Summary of Significant Accounting Policies — (Continued)

assets whenever events or circumstances indicate that an impairment may exist. The estimated remaining useful lives of our other intangible assets as of December 31, 2012 ranged from: patents 4 to 11 years; trademarks 2 to 23 years; customer relationships, pipeline and backlog 3 to 15 years; and technology up to 6 years.

We test goodwill for impairment at the reporting unit level, which we have determined to be the components one level below our operating segments, as these components constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. Presently, goodwill exists in four of our reporting units — one within our Global Power Group business segment and three within our Global E&C Group business segment.

We first perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount; if so, no further assessments are performed. For reporting units where that is not the case, we perform a goodwill impairment test. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step compares the implied fair value of the reporting unit’s goodwill, based on a hypothetical purchase price allocation, with the carrying amount of that goodwill. In the fourth quarter of each year, we evaluate goodwill at each reporting unit based on assumptions used to estimate the fair value of our reporting units and assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. As of December 31, 2012 and 2011, the estimated fair value of each of the reporting units was sufficiently in excess of its carrying values even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying values of goodwill was required.

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

We do not make a provision for incremental income taxes on subsidiary earnings, which have been retained in the subsidiary’s country of domicile, if we expect such earnings to be indefinitely reinvested in that jurisdiction. Unremitted earnings of our subsidiaries, that have been, or are intended to be, permanently reinvested (and for which no incremental income tax has been provided) aggregated $288,000 as of December 31, 2012. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other deductions, net on our consolidated statement of operations. The net balance of our foreign currency transaction gains and losses for 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Net foreign currency transaction gains/(losses)	$874	$1,105	$(5,778)

Net foreign currency transaction gains/(losses), net of tax	$617	$830	$(4,367)

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

•

Foreign Currency Forward Contracts — We estimate the fair value of foreign currency forward contracts by obtaining quotes from financial institutions or market transactions in either the listed or over-the-counter markets. Our estimate of the fair value of foreign currency forward contracts also includes an assessment of non-performance by our counterparties. We further corroborate the valuations with observable market data using level 2 inputs.

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

External Legal Fees — External legal fees are expensed as incurred and recorded in other deductions, net on our consolidated statement of operations with the exception of external legal fees associated with asbestos defense costs (please refer to Note 16 for further information related to our accounting for asbestos defense costs). We incurred external legal fees, excluding asbestos defense costs, of approximately $16,100, $17,800 and $17,800 for 2012, 2011 and 2010, respectively, which include external legal fees related to project claims.

Restrictions on Shareholders’ Dividends — We have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends. Our current senior unsecured credit agreement contains limitations on cash dividend payments.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

1.  Summary of Significant Accounting Policies — (Continued)

Earnings per Share — Basic earnings per share amounts have been computed based on the weighted-average number of shares outstanding during the reporting period.

Diluted earnings per share amounts have been based on the combination of the weighted-average number of shares outstanding during the reporting period and the impact of dilutive securities, if any, such as outstanding stock options and the non-vested portion of restricted stock units and performance-based restricted stock units (collectively, “restricted awards”) to the extent such securities are dilutive.

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

The computations of basic and diluted earnings per share were as follows:

	2012	2011	2010
Net income attributable to Foster Wheeler AG	$136,022	$162,383	$215,407

Basic weighted-average number of shares outstanding	107,054,284	120,085,704	126,032,130
Effect of dilutive securities	259,255	418,779	544,725

Diluted weighted-average number of shares outstanding	107,313,539	120,504,483	126,576,855

Earnings per Share:
Basic	$1.27	$1.35	$1.71

Diluted	$1.27	$1.35	$1.70

The following table summarizes options not included in the calculation of diluted earnings per share as the assumed proceeds from those options, on a per share basis, were greater than the average share price for the period, which would result in an antidilutive effect on diluted earnings per share:

	2012	2011	2010
Options not included in the computation of diluted earnings per share	1,860,018	1,304,190	2,141,454

2.  Business Combinations

Subsequent to the 2012 fiscal year-end of our U.S. operations, we acquired a U.S.-based firm that specializes in the management of construction and commissioning of pharmaceutical and biotech facilities and which also has the capabilities to manage the full engineering, procurement and construction management of such facilities. In addition, the acquired business has the ability to provide modular project delivery services on a worldwide basis through its participation in a project-services partnership. At closing, we paid $25,500 cash consideration, subject to customary working capital adjustments, as specified in the sale and purchase agreement. The sale and purchase agreement also included an earnout provision for additional consideration with an esti-

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

2.  Business Combinations — (Continued)

mated maximum of approximately $6,600, depending on the acquired company’s performance, as defined in the sale and purchase agreement, over a period of approximately 5 years subsequent to the acquisition date. The earnout will be reported as compensation expense in periods subsequent to the acquisition rather than as part of the purchase price for the business. The purchase price allocation and pro forma information for this acquisition are not anticipated to be significant to our consolidated financial statements. During the first quarter of 2013, we expect to record an aggregate increase to goodwill and other intangible assets of approximately $25,000 in connection with the acquisition. The assets, liabilities and results of operations of the acquired business will be included within our Global E&C Group business segment.

In November 2012, we acquired all of the outstanding shares of a privately held multi-discipline full service engineering, procurement, and construction management company located in North America. Cash consideration we paid at closing was $68,800, subject to customary working capital adjustments, as specified in the sale and purchase agreement. The sale and purchase agreement also included an earnout provision for additional consideration with an estimated maximum of approximately $20,000, depending on the acquired company’s performance, as defined in the sale and purchase agreement, over a period of approximately 5 years subsequent to the acquisition date. The earnout will be reported as compensation expense in periods subsequent to the acquisition rather than as part of the purchase price for the business. The preliminary purchase price allocation has been included in the balance sheet as of December 31, 2012. Results of operations since the acquisition date were not significant to our consolidated financial statements, nor is the pro forma impact assuming the acquisition had occurred as of the beginning of the year. The assets, liabilities and results of operations of the acquired business have been included within our Global E&C Group business segment.

In December 2011, we acquired the stock of Graf-Wulff GmbH, a company based in Germany, for a purchase price of approximately €22,300 (approximately $29,400 at the exchange rate on the date of the acquisition), net of cash acquired. The acquired company designs, manufactures and installs equipment which utilizes circulating dry ash flue gas scrubbing technology for all types of steam generators in the power and industrial sectors. The purchase price allocation and pro forma information for this acquisition were not significant to our consolidated financial statements. This company’s financial results are included within our Global Power Group business segment.

In December 2010, we acquired the assets of a proprietary sulfur recovery technology business for $1,000. The sulfur recovery technology is used to treat gas streams containing hydrogen sulfide for the purpose of reducing the sulfur content of fuel products and to recover a saleable sulfur by-product. The acquisition included patents, know-how and skilled personnel. The purchase price allocation and pro forma information for this acquisition were not significant to our consolidated financial statements. This company’s financial results are included within our Global E&C Group business segment.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

3.  Accounts and Notes Receivable, net

The following table shows the components of trade accounts and notes receivable:

	December 31, 2012	December 31, 2011
Receivables from long-term contracts due within one year	$602,731	$421,223

Retention receivables estimated to be due in:
One year	18,028	17,171
Two years and thereafter	560	2,862

Total retention receivables	18,588	20,033

Trade accounts and notes receivable, gross	621,319	441,256
Less: Allowance for doubtful accounts	(10,624)	(13,272)

Trade accounts and notes receivable, net	$610,695	$427,984

We have not recorded a provision for the outstanding retention receivable balances as of December 31, 2012 and 2011.

The following table shows the components of other accounts and notes receivable, net:

	December 31, 2012	December 31, 2011
Asbestos insurance receivable	$34,648	$46,354
Refundable value-added tax	21,712	23,078
Other	30,621	28,063

Other accounts and notes receivable, net	$86,981	$97,495

4.  Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 31, 2012	December 31, 2011
Land and land improvements	$19,168	$18,544
Buildings	303,636	289,084
Furniture, fixtures and equipment	509,186	491,741
Construction in progress	3,886	5,461

Land, buildings and equipment, gross	835,876	804,830
Less: Accumulated depreciation	(501,735)	(462,843)

Land, buildings and equipment, net	$334,141	$341,987

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

4.  Land, Buildings and Equipment — (Continued)

Depreciation expense for 2012, 2011 and 2010 was $54,310, $42,073, and $46,833, respectively. During 2012, we recorded an impairment charge of $11,455 recognized in connection with our Camden, New Jersey waste-to-energy facility within our Global Power Group business segment. The impairment charge included estimates related to the continued operation of the facility and potential sale of the facility and was recorded as depreciation expense within cost of operating revenues on our consolidated statement of operations. After recording the impairment charge, the carrying value of the facility’s fixed assets approximated fair value.

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

On February 27, 2010, an earthquake occurred off the coast of Chile that caused significant damage to our unconsolidated affiliate’s facility in Chile. As a result of the damage, the project’s facility suspended normal operating activities on that date and subsequently filed a claim with its insurance carrier for property damage and business interruption recoveries. The property damage and business interruption insurance recoveries were sufficient to cover the costs of repairing the facility and to substantially compensate our unconsolidated affiliate for the loss of profits while the facility suspended normal operating activities. Our unconsolidated affiliate collected substantially all of the remaining amounts due under its property damage and business interruption insurance claims during the third quarter of 2012. The facility achieved normal operating activities in the third quarter of 2011.

The summarized financial information presented below for the project in Chile includes an estimated recovery under a property damage insurance policy and an estimated recovery under a business interruption insurance policy for the balance sheet data as of December 31, 2011 and the income statement data for years 2011 and 2010. The estimates include an estimated recovery under a property damage insurance policy sufficient to cover

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

5.  Investments — (Continued)

the costs that have been incurred to repair the facility and an estimated recovery under a business interruption insurance policy for fixed costs along with an estimated recovery for lost profits during the period that the facility suspended normal operating activities. As noted above, substantially all of the remaining amounts due under our unconsolidated affiliate’s property damage and business interruption insurance claims were collected during the third quarter of 2012 and covered the estimated recoveries under the property damage and business interruption insurance claims.

We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for these entities (each as a whole) based on where the projects are located:

	December 31, 2012		December 31, 2011
	Italy	Chile	Italy	Chile
Balance Sheet Data :
Current assets	$142,584	$137,626	$168,501	$130,880
Other assets (primarily buildings and equipment)	358,366	98,550	366,414	108,165
Current liabilities	91,085	60,082	82,164	55,590
Other liabilities (primarily long-term debt)	214,025	23,061	232,356	45,105
Net assets	195,840	153,033	220,395	138,350

	2012		2011		2010
	Italy	Chile	Italy	Chile	Italy	Chile
Income Statement Data:
Total revenues	$147,200	$93,460	$157,411	$80,692	$520,907	$48,337
Gross profit/(loss)	13,223	54,350	49,520	33,284	26,996	(1,639)
Income before income taxes	3,726	58,093	37,728	57,594	11,046	34,244
Net earnings/(loss)	2,743	42,048	22,238	44,230	(17)	28,422

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

Our consolidated financial statements reflect the following amounts related to our unconsolidated affiliates in Italy and Chile:

	2012	2011	2010
Equity in the net earnings of unconsolidated affiliates	$23,012	$40,615	$23,009
Distributions from equity affiliates	$31,917	$47,659	$18,055

	December 31, 2012	December 31, 2011
Investments in unconsolidated affiliates	$187,363	$195,033

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

5.  Investments — (Continued)

Our share of the undistributed retained earnings of our equity investees amounted to approximately $110,200 and $118,800 as of December 31, 2012 and 2011, respectively.

Our equity earnings from our projects in Italy were $2,725, $9,744 and $2,339 in 2012, 2011 and 2010, respectively. Our equity earnings during 2012, compared to 2011, were unfavorably impacted by the results of one of our projects in Italy that recorded a charge to establish a reserve against its receivable balance for emission rights earned prior to 2012 and decreased earnings as a result of an extended facility maintenance shutdown during 2012.

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

We and our partner in CEF have concluded we will continue to operate the plant while continuing to consider the long-term economic viability of the plant or potential disposal options.

Our equity earnings from our CET and CEF investments during 2012 and 2011 were insignificant. Our equity loss from our CET and CEF investments during 2010 totaled $8,200, inclusive of the 2010 impairment charges totaling $13,200.

Our equity earnings from our project in Chile were $20,287, $30,871 and $20,670 in 2012, 2011 and 2010, respectively. The decrease in equity earnings in 2012, compared to 2011, was primarily driven by the impact of lower marginal rates for electrical power generation and the impact of a higher statutory tax rate in Chile, partially offset by an increase in the project’s volume of electricity produced in 2012.

Equity earnings in 2011 and 2010 included our equity interest in the after tax estimated recovery under our project in Chile’s business interruption insurance policy which covered the period from the date of the earthquake through the period when the facility resumed normal operating activities.

We have guaranteed certain performance obligations of our project in Chile. We have a contingent obligation, which is measured annually based on the operating results of our project in Chile for the preceding year and is shared equally with our minority interest partner. We did not have a current payment obligation under this guarantee as of December 31, 2012.

In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that our project in Chile does not generate sufficient cash flows to make such payments. We are required to maintain the debt service reserve letter of credit during the term of our project in Chile’s debt, which matures in 2014. As of December 31, 2012, no amounts have been drawn under this letter of credit and we do not anticipate any amounts being drawn under this letter of credit.

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

Our consolidated financial statements include the following balances related to our project in Chile:

	2012	2011	2010
Fees for operations and maintenance services (included in operating revenues)	$10,514	$10,655	$9,841

	December 31, 2012	December 31, 2011
Receivable from our unconsolidated affiliate in Chile (included in trade receivables)	$16,933	$8,881

We also have guaranteed the performance obligations of our wholly-owned subsidiary under the operations and maintenance agreement governing our project in Chile. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have ever been paid under the guarantee.

Other Investments

We are the majority equity partner and general partner of a gas-fired cogeneration project in Martinez, California, which we have determined to be a VIE as of December 31, 2012 and 2011. We are the primary beneficiary of the VIE, since we have the power to direct the activities that most significantly impact the VIE’s performance. These activities include the operations and maintenance of the facilities. Accordingly, as the primary beneficiary of the VIE, we have consolidated this entity. The aggregate net assets of this entity are presented below.

	December 31, 2012	December 31, 2011
Balance Sheet Data (excluding intercompany balances):
Current assets	$15,610	$19,328
Other assets (primarily buildings and equipment)	39,194	39,760
Current liabilities	4,825	6,198
Other liabilities	5,452	4,462
Net assets	44,527	48,428

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

6.  Goodwill and Other Intangible Assets — (Continued)

The following table provides the rollforward of our goodwill balances:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Global E&C Group:
Balance at beginning of year	$40,286	$(42)	$40,244	$40,446	$(36)	$40,410
Goodwill acquired during the year	19,235	—	19,235	—	—	—
Foreign currency translation adjustment	(91)	—	(91)	(160)	(6)	(166)

Balance at end of year	$59,430	$(42)	$59,388	$40,286	$(42)	$40,244

Global Power Group:
Balance at beginning of year	$176,026	$(104,150)	$71,876	$152,657	$(104,150)	$48,507
Goodwill acquired during the year	—	—	—	25,306	—	25,306
Foreign currency translation adjustment	2,254	—	2,254	(1,937)	—	(1,937)

Balance at end of year	$178,280	$(104,150)	$74,130	$176,026	$(104,150)	$71,876

Total:
Balance at beginning of year	$216,312	$(104,192)	$112,120	$193,103	$(104,186)	$88,917
Goodwill acquired during the year	19,235	—	19,235	25,306	—	25,306
Foreign currency translation adjustment	2,163	—	2,163	(2,097)	(6)	(2,103)

Balance at end of year	$237,710	$(104,192)	$133,518	$216,312	$(104,192)	$112,120

In December 2012, we acquired a multi-discipline full service engineering, procurement, and construction management company located in North America, which is included within our Global E&C Group business segment. In December 2011, we acquired a company based in Germany that designs, manufactures and installs circulating dry ash flue gas scrubbing technology for all types of steam generators, which is included within our Global Power Group business segment. Please refer to Note 2 for further information regarding these acquisitions.

The following table provides our net carrying amount of goodwill by geographic region in which our reporting units are located:

	Global E&C Group		Global Power Group
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Goodwill Net Carrying Amount:
North America	$55,962	$39,357	$4,266	$4,266
Asia	858	887	—	—
Europe	2,568	—	69,864	67,610

Total	$59,388	$40,244	$74,130	$71,876

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

6.  Goodwill and Other Intangible Assets — (Continued)

The following table sets forth amounts relating to our identifiable intangible assets:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$41,103	$(32,273)	$8,830	$40,920	$(30,237)	$10,683
Trademarks	64,582	(31,483)	33,099	63,711	(29,337)	34,374
Customer relationships, pipeline and backlog	72,050	(14,531)	57,519	30,586	(7,725)	22,861
Technology	6,594	(942)	5,652	6,468	—	6,468

Total	$184,329	$(79,229)	$105,100	$141,685	$(67,299)	$74,386

As of December 31, 2012, the net carrying amounts of our identifiable intangible assets were $50,647 for our Global Power Group and $54,453 for our Global E&C Group. Amortization expense related to identifiable intangible assets is recorded within cost of operating revenues on the consolidated statement of operations. Amortization expense related to assets other than identifiable intangible assets was not material in 2012, 2011 and 2010. The following table details amortization expense related to identifiable intangible assets by period:

	2012	2011	2010
Amortization expense	$11,440	$6,574	$6,496
Approximate full year amortization expense for years:
2013			$14,700
2014			14,400
2015			10,300
2016			7,800
2017			7,400

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

7.  Borrowings

The following table shows the components of our long-term debt:

	December 31, 2012			December 31, 2011
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$2,545	$53,780	$56,325	$2,463	$56,080	$58,543
Special-Purpose Limited Recourse Project Debt:
FW Power S.r.l.	9,215	61,575	70,790	8,308	69,757	78,065
Energia Holdings, LLC at 11.443% interest, due April 15, 2015	1,912	7,396	9,308	1,912	9,308	11,220
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2024	—	1,283	1,283	—	1,283	1,283

Total	$13,672	$124,034	$137,706	$12,683	$136,428	$149,111

Estimated fair value			$155,718			$164,590

Interest Costs — Interest costs incurred in 2012, 2011, and 2010 were $10,894, $12,859, and $14,842, respectively.

Capital Lease Obligations — We have entered into a series of capital lease obligations, primarily for office buildings. Assets under capital lease obligations are summarized as follows:

	December 31, 2012	December 31, 2011
Buildings and improvements	$37,944	$37,619
Furniture, fixtures and equipment	2,344	2,249

Capital lease assets, gross	40,288	39,868
Less: Accumulated depreciation	(18,062)	(16,208)

Net assets under capital lease obligations	$22,226	$23,660

The following are the minimum lease payments to be made in each of the years indicated for our capital lease obligations as of December 31, 2012:

Years:
2013	$7,989
2014	8,177
2015	8,232
2016	8,232
2017	8,589
Thereafter	51,902

Total minimum lease payments under capital lease obligations	$93,121

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

The debt is collateralized by certain revenues and assets of FW Power S.r.l. Our total borrowing capacity under the FW Power S.r.l. credit facilities is €75,300 (approximately $99,300 at the exchange rate as of December 31, 2012).

We have executed interest rate swap contracts that effectively convert approximately 90% of the base facilities to a weighted-average fixed interest rate of 4.48%. The swap contracts are in place through the life of the facilities. See Note 10, “Derivative Financial Instruments – Interest Rate Risk,” for our accounting policy related to these interest rate swap contracts. The interest rates on the VAT facilities and the portion of the base facilities not subject to the interest rate swap contracts were 0.82% and 1.12%, respectively, as of December 31, 2012.

The Energia Holdings, LLC notes are collateralized by certain revenues and assets of a special-purpose subsidiary, which has an indirect ownership interest in our project in Chile, described in Note 5.

Subordinated Robbins Facility Exit Funding Obligations (“Robbins bonds”) — In connection with the restructuring of debt incurred to finance construction of a waste-to-energy facility in the Village of Robbins, Illinois in the U.S., we assumed certain subordinated obligations. The 1999C Bonds due October 15, 2024 (the “1999C bonds”) are the only Robbins bonds outstanding as of December 31, 2012, as the remaining subordinated obligations were paid off in full at their scheduled maturity dates. The 1999C bonds are subject to mandatory sinking fund reduction prior to maturity at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date. On October 3, 2008, we acquired a portion of our 1999C bonds, plus accrued and unpaid interest to date.

Aggregate Maturities — Aggregate principal repayments and sinking fund requirements of long-term debt, excluding payments on capital lease obligations, over the next five years are as follows:

Aggregate maturities by year:
2013	$11,127
2014	10,260
2015	13,023
2016	7,899
2017	8,325
2018 and thereafter	30,747

Total long-term debt payments, excluding capital lease obligations	$81,381

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

Fees and expenses incurred in conjunction with the execution of our new senior credit agreement were approximately $4,000 and, along with a portion of the remaining unamortized fees from our July 2010 agreement, are being amortized to expense over the five-year term of the agreement, which commenced in the third quarter of 2012. We also recorded an $800 charge in 2012 to write-off a portion of the unamortized fees and expenses paid in conjunction with our July 2010 agreement.

Our new senior credit agreement contains various customary restrictive covenants. In addition, our new senior credit agreement contains financial covenants relating to leverage and interest coverage ratios. Our total leverage ratio compares total indebtedness to EBITDA and our total interest coverage ratio compares EBITDA to interest expense. Both the leverage and interest coverage ratios are measured quarterly. In addition, the leverage ratio is measured as of any date of determination for certain significant events. All such terms are defined in our new senior credit agreement. We have been in compliance with all financial covenants and other provisions of both our August 2012 and our July 2010 senior credit agreements, while the respective agreements were in effect during the year ended December 31, 2012 or 2011.

We had approximately $250,600 and $225,600 of letters of credit outstanding under our senior credit agreements in effect as of December 31, 2012 and 2011, respectively. The letter of credit fees under our senior credit agreements in effect as of December 31, 2012 and 2011 ranged from 0.75% to 1.50% and 1.00% to 2.00%, respectively, of the outstanding amount, excluding fronting fees. There were no funded borrowings outstanding under our senior credit agreements in effect as of December 31, 2012 or 2011.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

8.  Pensions and Other Postretirement Benefits — (Continued)

Additionally, one of our subsidiaries in the U.S. also has a benefit plan, referred to as the Survivor Income Plan (“SIP”), which provides coverage for an employee’s beneficiary upon the death of the employee. This plan has been closed to new entrants since 1988. Total liabilities under the SIP, which were $18,273 and $17,539 as of December 31, 2012 and 2011, respectively, are reflected in the other postretirement benefit obligation and funded status information below. The assets held to fund the benefits provided by the SIP, which reflect the cash surrender value of insurance policies purchased to cover obligations under the SIP, totaled $6,033 and $5,703 as of December 31, 2012 and 2011, respectively. The assets are recorded in other assets on the consolidated balance sheet and are not reflected in the OPEB funded status information below.

Components of net periodic benefit cost/(credit) and changes recognized in other comprehensive income include:

	Defined Benefit Pension Plans			OPEB Plans
	2012	2011	2010	2012	2011	2010
Net periodic benefit cost/(credit)
Service cost	$1,025	$1,438	$2,901	$71	$93	$109
Interest cost	52,819	59,570	61,295	2,641	3,223	3,655
Expected return on plan assets	(64,325)	(70,213)	(61,945)	—	—	—
Amortization of net actuarial loss	16,882	13,486	16,179	426	140	56
Amortization of prior service credit	(1,561)	(915)	(395)	(3,514)	(3,565)	(3,988)
Amortization of transition obligation	52	46	43	—	—	—
Settlement charges/(curtailment gain), net (1)	89	—	(19,562)	—	—	—

Net periodic benefit cost/(credit)	$4,981	$3,412	$(1,484)	$(376)	$(109)	$(168)

Changes recognized in other comprehensive income:
Net actuarial loss	$62,512	$90,715	$20,295	$3,965	$2,930	$1,093
Prior service cost/(credit) (2)	25	(48,056)	(9,051)	—	—	—
Amortization of net actuarial loss	(16,882)	(13,486)	(16,179)	(426)	(140)	(56)
Amortization of prior service credit/(cost)	1,561	915	395	3,514	3,565	3,988
Amortization of transition obligation	(52)	(46)	(43)	—	—	—

Total recognized in other comprehensive income — before tax (3)	$47,164	$30,042	$(4,583)	$7,053	$6,355	$5,025

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

(3)	Please refer to Note 12 for the related tax effect recognized in other comprehensive income.

The components of net periodic benefit cost/(credit) are recognized within cost of operating revenues and selling, general and administrative expenses on our consolidated statement of operations. Please refer to Note 1 for further discussion on the timing of when items in cost of operating revenues are recognized on our con-

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

8.  Pensions and Other Postretirement Benefits— (Continued)

solidated statement of operations under our accounting policy for revenue recognition on long-term contracts, which utilizes the percentage-of-completion method.

The following is a summary of our net periodic benefit cost/(credit) by defined benefit pension plan:

	2012	2011	2010
Net periodic benefit cost/(credit) by plan:
United States	$2,594	$2,403	$5,501
United Kingdom*	478	(885)	(9,347)
Other	1,909	1,894	2,362

Net periodic benefit cost/(credit)	$4,981	$3,412	$(1,484)

*	The U.K. pension plan was closed for future benefit accrual effective March 31, 2010.

Estimated amortization expense to be recognized in net periodic benefit cost over the next year includes:

	Pension Plans	OPEB Plans
Net actuarial loss	$18,100	$800
Prior service credit	$(1,600)	$(3,500)
Net transition obligation	$100	$—

The following table summarizes the weighted-average assumptions used to estimate our net periodic benefit cost and projected benefit obligation by year:

	Defined Benefit Pension Plans									Other Postretirement Benefit Plans
	United States			United Kingdom			Other
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net periodic benefit cost:
Discount rate	4.03%	5.11%	5.67%	4.80%	5.40%	5.70%	5.38%	5.40%	5.37%	3.44%	3.31%	4.53%
Long-term rate of return	7.45%	7.74%	7.75%	5.30%	6.40%	6.70%	7.02%	6.96%	7.37%	N/A	N/A	N/A
Salary growth*	N/A	N/A	N/A	N/A	N/A	N/A	2.26%	3.59%	3.67%	N/A	N/A	N/A

Projected benefit obligations:
Discount rate	3.52%	4.03%	5.11%	4.50%	4.80%	5.50%	4.47%	5.18%	5.68%	3.28%	3.85%	4.88%
Salary growth*	N/A	N/A	N/A	N/A	N/A	N/A	2.21%	4.21%	4.22%	N/A	N/A	N/A

*	Salary growth is not applicable for frozen pension plans as future salary levels do not affect benefits payable.

N/A – Not applicable.

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the pension plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. We annually review and adjust, as required, the long-term rate of return for our pension plans. The weighted-average expected long-term rate of return on plan assets has ranged from 5.9% to 7.1% over the past three years.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

8.  Pensions and Other Postretirement Benefits — (Continued)

Assumed healthcare cost trend rates for the other postretirement benefit plans were:

	Pre-Medicare Eligible	Medicare Eligible
Healthcare cost trend rate used for next year:
2011	7.30%	7.70%
2012	7.80%	8.60%
Rate to which the healthcare cost trend rate will ultimately decline	5.90%	5.80%
Year that the cost trend rate will reach its ultimate rate	2015	2023

Assumed healthcare cost trend rates have a significant effect on the costs and obligations reported for the other postretirement benefit plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$100	$(100)
Effect on accumulated postretirement benefit obligation	$2,400	$(2,100)

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

8.  Pensions and Other Postretirement Benefits — (Continued)

Projected benefit obligations and funded status for the years ended December 31, 2012 and 2011:

	Pension Plans		OPEB Plans
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Change in projected benefit obligations:
Projected benefit obligations at beginning of year	$1,177,078	$1,153,866	$72,173	$71,165
Service cost	1,025	1,438	71	93
Interest cost	52,819	59,570	2,641	3,223
Plan participants’ contributions	121	143	1,662	1,903
Plan amendments	25	(47,502)	—	—
Actuarial loss	91,836	83,699	3,965	2,931
Benefits paid	(64,565)	(69,210)	(7,573)	(7,125)
Special termination benefits/other	(160)	26	—	—
Foreign currency exchange rate changes	33,556	(4,952)	16	(17)

Projected benefit obligations at end of year	$1,291,735	$1,177,078	$72,955	$72,173

Change in plan assets:
Fair value of plan assets at beginning of year	$1,130,652	$1,072,350	$—	$—
Actual return on plan assets	94,431	62,434	—	—
Employer contributions	21,670	71,003	5,911	5,222
Plan participants’ contributions	121	143	1,662	1,903
Benefits paid	(64,565)	(69,210)	(7,573)	(7,125)
Other	(160)	26	—	—
Foreign currency exchange rate changes	34,483	(6,094)	—	—

Fair value of plan assets at end of year	1,216,632	1,130,652	—	—

Funded status at end of year	$(75,103)	$(46,426)	$(72,955)	$(72,173)

Funded status by plan:
United States	$(77,641)	$(73,179)	$(72,251)	$(71,511)
United Kingdom	15,513	38,264	—	—
Other	(12,975)	(11,511)	(704)	(662)

Funded status at end of year	$(75,103)	$(46,426)	$(72,955)	$(72,173)

Funded status recognized on the consolidated balance sheet:
Other non-current assets	$15,973	$39,542	$—	$—
Current liabilities	(1,008)	(1,028)	(5,071)	(5,478)
Non-current liabilities	(90,068)	(84,940)	(67,884)	(66,695)

Funded status at end of year	$(75,103)	$(46,426)	$(72,955)	$(72,173)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$(628,583)	$(582,953)	$(11,768)	$(8,229)
Prior service credit/(cost)	45,239	46,825	21,580	25,094
Net transition asset	257	205	—	—

Total before tax and allocation to noncontrolling interests	$(583,087)	$(535,923)	$9,812	$16,865

Accumulated benefit obligation at end of year	$1,190,637	$1,088,660

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

8.  Pensions and Other Postretirement Benefits — (Continued)

Defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31, 2012*	December 31, 2011*
Projected benefit obligation	$454,633	$437,458
Accumulated benefit obligation	449,454	432,981
Fair value of plan assets	363,557	351,492

*	Balances for the years ended December 31, 2012 and 2011 do not include information for plans in the United Kingdom and South Africa since the plan assets of those plans exceeded the accumulated benefit obligation.

Contributions:

Based on the minimum statutory funding requirements for 2013, our mandatory contributions to our U.S. pension plans will be insignificant. Based on the minimum statutory funding requirements for 2013, we expect to contribute total mandatory contributions of approximately $21,900 to our non-U.S. pension plans and approximately $5,200 to our other postretirement benefit plans.

Estimated future benefit payments:

We expect to make the following benefit payments:

	2013	2014	2015	2016	2017	2018-2022
Pension plans	$66,300	$66,300	$67,100	$66,800	$68,400	$345,000
OPEB plans	5,200	5,300	5,200	5,200	5,100	23,400

Plan Assets:

Each of our defined benefit pension plans in the U.S., U.K., Canada, India and South Africa is governed by a written investment policy. The pension plans in Finland and France have no plan assets.

The investment policy of each of our pension plans allocates assets in accordance with policy guidelines. These guidelines identify target and/or maximum and minimum allocations by asset class. Our guidelines vary by pension plan for each asset class, but generally range between 40% and 65% for equities, 35% and 60% for fixed income and 0% and 10% for cash, with the exception of plan contributions temporarily awaiting longer-term investment. Some of the guidelines expressly endorse +/- ranges, which ranges are generally 10% or less.

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

The fair values of our defined benefit pension plan assets as of December 31, 2012 and 2011 by asset category are as follows:

	Fair Value Measurements as of
	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity Securities(1)	$—	$—	$—	$—	$167,227	$—	$—	$167,227
Commingled Funds:
Equity(2)	—	513,669	7,037	520,706	—	270,213	6,614	276,827
Corporate fixed income(3)	—	276,942	—	276,942	—	256,094	—	256,094
Government fixed income(4)	—	329,016	268	329,284	—	312,711	—	312,711
Money market(5)	—	3,911	—	3,911	—	6,306	—	6,306
Cash equivalents	—	42,799	—	42,799	—	67,245	—	67,245
Private investment funds(6)	—	—	37,997	37,997	—	—	35,053	35,053

Subtotal	$—	$1,166,337	$45,302	$1,211,639	$167,227	$912,569	$41,667	$1,121,463

Cash and cash equivalents				4,993				9,189

Total plan assets				$1,216,632				$1,130,652

(1)	Publicly traded equity securities.

(2)	Primarily equity securities with a focus on long-term returns.

(3)	Primarily corporate fixed income securities with a focus on intermediate-term and long-term maturities.

(4)	Primarily government fixed-income securities with a focus on current income and capital preservation with varying maturities.

(5)	Primarily short-term maturities of two years or less from various issuers with a focus on preservation of capital.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

8.  Pensions and Other Postretirement Benefits — (Continued)

Level 3 Gains and Losses:

The table below provides a summary of the changes in the fair value of our level 3 plan assets during 2012, 2011 and 2010:

	2012	2011	2010
Balance at beginning of year	$41,667	$—	$—
Purchases	260	43,429	—
Unrealized gains/(losses)	3,375	(1,762)	—

Balance at end of year	$45,302	$41,667	$—

Defined Contribution Plans — Our U.S. subsidiaries have a 401(k) plan for salaried employees. We match 100% of the employee contributions on the first 6% of eligible base pay, subject to the annual limit on eligible earnings under the Internal Revenue Code. In total, our U.S. subsidiaries contributed approximately $10,900, $9,400, and $7,000 to the 401(k) plan in 2012, 2011, and 2010, respectively. Our U.S. subsidiaries also have a Roth 401(k) plan for salaried employees.

Our U.K. subsidiaries offer a defined contribution plan for salaried employees. Under the defined contribution plan, amounts are credited as a percentage of earnings which percentage can be increased within prescribed limits after five years of membership in the fund if matched by the employee. At termination (up to two years’ service only), an employee may receive the balance in the account. Otherwise, at termination or at retirement, an employee receives an annuity or a combination of lump-sum and annuity. Our U.K. subsidiaries contributed approximately $9,700, $10,500, and $8,400 in 2012, 2011, and 2010, respectively, to the defined contribution plan.

Other Benefits — Certain of our non-U.S. subsidiaries participate in government-mandated indemnity and postretirement programs for their employees. Liabilities of $19,393 and $19,430 were recorded within pension, postretirement and other employee benefits on the consolidated balance sheet at December 31, 2012 and 2011, respectively, related to such benefits.

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

	Maximum Potential Payment	Carrying Amount of Liability
		December 31, 2012	December 31, 2011
Environmental indemnifications	No limit	$8,500	$8,200
Tax indemnifications	No limit	$—	$—

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

Warranty Liability:	2012	2011	2010
Balance at beginning of year	$93,000	$100,300	$110,800
Accruals	29,100	31,000	27,200
Settlements	(13,000)	(19,600)	(13,100)
Adjustments to provisions, including foreign currency translation	(19,000)	(18,700)	(24,600)

Balance at end of year	$90,100	$93,000	$100,300

We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $1,015,900 and $990,300 as of December 31, 2012 and 2011, respectively, primarily for guarantees of our performance on projects currently in execution or under warranty. These amounts include the standby letters of credit issued under the senior credit agreement discussed in Note 7 and from other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

10.  Derivative Financial Instruments — (Continued)

The fair values of derivative financial instruments held by our consolidated entities were as follows:

	Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31, 2012	December 31, 2011	Balance Sheet Location	December 31, 2012	December 31, 2011
Derivatives designated as hedging instruments
Interest rate swap contracts	Other assets	$—	$—	Other long-term liabilities	$10,490	$8,707
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	6,040	1,691	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	4,895	6,446
Foreign currency forward contracts	Other accounts receivable	1,357	75	Accounts payable	29	34

Total derivatives		$7,397	$1,766		$15,414	$15,187

Foreign Currency Exchange Rate Risk

We operate on a worldwide basis with substantial operations in Europe that subject us to foreign currency exchange rate risk mainly relative to the British pound and Euro. Under our risk management policies, we do not hedge translation risk exposure. All activities of our affiliates are recorded in their functional currency, which is typically the local currency in the country of domicile of the affiliate. In the ordinary course of business, our affiliates enter into transactions in currencies other than their respective functional currencies. We seek to minimize the resulting foreign currency transaction risk by contracting for the procurement of goods and services in the same currency as the sales value of the related long-term contract. We further mitigate the risk through the use of foreign currency forward contracts to hedge the exposed item, such as anticipated purchases or revenues, back to their functional currency.

The notional amount of our foreign currency forward contracts provides one measure of our transaction volume outstanding as of the balance sheet date. As of December 31, 2012, we had a total gross notional amount, measured in U.S. dollar equivalent, of approximately $514,800 related to foreign currency forward contracts. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contract maturity dates range from 2013 through 2014.

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

The gain or loss from the remaining uncompleted portion of our projects and other non-project related transactions were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivatives
		2012	2011	2010
Foreign currency forward contracts	Cost of operating revenues	$5,722	$(3,726)	$(73)
Foreign currency forward contracts	Other deductions, net	1,245	(318)	98

Total		$6,967	$(4,044)	$25

The mark-to-market adjustments on foreign currency forward exchange contracts for these unrealized gains or losses are primarily recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.

In 2012, 2011 and 2010, we included net cash inflows/(outflows) on the settlement of derivatives of $4,073, $315 and $(5,289), respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities on the consolidated statement of cash flows.

Interest Rate Risk

We use interest rate swap contracts to manage interest rate risk associated with a portion of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps for our consolidated entities was $60,900 as of December 31, 2012.

Upon entering into the swap contracts, we designate the interest rate swaps as cash flow hedges. We assess at inception, and on an ongoing basis, whether the interest rate swaps are highly effective in offsetting changes in the cash flows of the project debt. Consequently, we record the fair value of interest rate swap contracts in our consolidated balance sheet at each balance sheet date. Changes in the fair value of the interest rate swap contracts are recorded as a component of other comprehensive income. Amounts that are reclassified from accumulated other comprehensive loss are recognized within interest expense on the consolidated statement of operations.

The impact from interest rate swap contracts in cash flow hedging relationships for our consolidated entities was as follows:

	2012	2011	2010
Loss recognized in other comprehensive income	$(3,670)	$(4,371)	$(3,735)
Loss reclassified from accumulated other comprehensive loss to net income	2,091	2,230	2,942

The above balances for our consolidated entities and our proportionate share of the impact from interest rate swap contracts in cash flow hedging relationships held by our equity method investees are included on our con-

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

10.  Derivative Financial Instruments — (Continued)

solidated statement of comprehensive income net of tax. See Note 12 for the related tax benefits on cash flow hedges that are recognized in other comprehensive income for the years ended December 31, 2012, 2011 and 2010.

11.  Share-Based Compensation Plans

Our share-based compensation plans include both stock options and restricted awards. The following table summarizes our share-based compensation expense and related income tax benefit:

	2012	2011	2010
Share-based compensation	$21,623	$21,849	$22,996
Related income tax benefit	527	413	353

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

•	Expected term — we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”

•	Risk-free interest rate — we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

•	Dividends — we use an expected dividend yield of zero because we have not declared or paid a cash dividend since July 2001 and we do not have any plans to declare or pay any cash dividends.

We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	2012	2011	2010
Expected volatility	67%	66%	69%
Expected term	4.5 years	4.4 years	3.9 years
Risk-free interest rate	0.76%	1.49%	1.60%
Expected dividend yield	0.0%	0.0%	0.0%

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

As of December 31, 2012, the breakdown of our unrecognized compensation cost and related weighted-average period for the cost to be recognized were as follows:

	December 31, 2012	Weighted-Average Period for Cost to be Recognized
Unrecognized compensation cost:
Stock options	$7,719	2 years
Restricted awards	16,579	2 years

Total unrecognized compensation cost	$24,298	2 years

Omnibus Incentive Plan

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

11.  Share-Based Compensation Plans — (Continued)

Reconciliations of temporary equity for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Balance at beginning of year	$4,993	$4,935	$2,570
Compensation cost during the period for those equity awards with intrinsic value on the grant date	13,288	12,540	11,672
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(9,687)	(12,482)	(9,307)

Balance at end of year	$8,594	$4,993	$4,935

Our articles of association provide for conditional capital for the issuance of shares under our share-based compensation plans and other convertible or exercisable securities we may issue in the future. Conditional capital decreases upon issuance of shares in connection with the exercise of outstanding stock options or vesting of restricted awards, with an offsetting increase to our issued and authorized share capital. As of December 31, 2012, our remaining available conditional capital was 59,369,723 shares.

Prior Share-Based Compensation Plan:

Our remaining outstanding prior share-based compensation plan consists of the Stock Option Plan for Directors of Foster Wheeler, which was approved by our shareholders. No further awards will be granted under this plan. In connection with our redomestication to Switzerland, Foster Wheeler AG assumed Foster Wheeler Ltd.’s obligations under Foster Wheeler Ltd.’s share-based incentive award programs and similar employee share-based awards.

Stock Option Awards

A summary of employee stock option activity for 2012, 2011 and 2010 is presented below:

	2012		2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options outstanding at beginning of year	2,381,479	$31.42	2,736,997	$32.19	3,517,022	$30.53
Options exercised	(42,655)	18.38	(414,361)	26.28	(1,185,186)	21.77
Options granted	608,495	23.18	493,913	29.77	535,123	25.61
Options cancelled, forfeited or expired	(267,078)	46.37	(435,070)	39.32	(129,962)	55.22

Options outstanding at end of year	2,680,241	$28.26	2,381,479	$31.42	2,736,997	$32.19

Options available for grant at end of year	2,254,134		3,251,123		4,082,045

Weighted-average fair value of options granted*	$12.24		$15.79		$13.23

*	Based on grant date fair value of options.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

11.  Share-Based Compensation Plans — (Continued)

The following table summarizes our stock options outstanding and exercisable as of December 31, 2012:

			Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price
$19.31	to	$20.57	154,126	5.9	$20.52	50,625	5.9	$20.55
21.30	to	21.70	826,268	0.9	21.43	820,523	0.9	21.43
22.46	to	23.48	658,660	6.0	23.23	57,392	4.3	23.10
26.07	to	29.24	295,199	3.0	26.96	287,708	3.0	26.93
31.96	to	33.18	288,177	2.1	32.00	281,219	2.0	31.97
35.20	to	48.10	255,827	5.1	35.40	96,897	4.9	35.74
65.62	to	78.63	201,984	0.2	66.11	201,984	0.2	66.11

$19.31	to	$78.63	2,680,241	3.1	$28.26	1,796,348	1.8	$29.79

As of December 31, 2012, the aggregate intrinsic value of outstanding options and exercisable options was $3,696 and $2,632, respectively. The exercise date intrinsic value of options exercised during 2012, 2011 and 2010 totaled $335, $4,250 and $10,268, respectively.

Restricted Awards

Restricted awards consist of restricted share units and performance RSUs. A summary of restricted awards activity for 2012, 2011 and 2010 is presented below:

	2012		2011		2010
	Units	Weighted- Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
Restricted Share Units:
Non-vested at beginning of year	670,347	$26.62	737,755	$27.07	707,923	$28.28
Granted	463,479	22.83	482,194	25.43	374,204	26.53
Vested	(363,392)	26.66	(479,150)	26.05	(321,493)	28.95
Cancelled or forfeited	(37,861)	26.54	(70,452)	27.03	(22,879)	29.15

Non-vested at end of year	732,573	$24.21	670,347	$26.62	737,755	$27.07

Performance RSUs:(1)
Non-vested at beginning of year	230,337	$16.92	—	$—	—	$—
Granted	239,329	15.76	244,186	17.38	—	—
Vested	—	—	—	—	—	—
Cancelled or forfeited	(9,375)	25.08	(13,849)	25.08	—	—

Non-vested at end of year	460,291	$16.15	230,337	$16.92	—	$—

(1)	Represents the maximum number of shares that could be awarded based on the performance criteria specified in the award.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

11.  Share-Based Compensation Plans — (Continued)

The vesting date fair value of restricted awards vested during 2012, 2011 and 2010 totaled $8,381, $11,303 and $10,129, respectively.

12.  Accumulated Other Comprehensive Loss

Below are the adjustments included in other comprehensive loss related to foreign currency translation, cash flow hedges and pension and other postretirement benefits and their related tax provision/(benefit) and balances attributable to noncontrolling interests and Foster Wheeler AG:

	2012	2011	2010
Foreign currency translation	$8,044	$(24,489)	$(20,789)
Less: Tax provision	384	—	—

Foreign currency translation, net of tax	7,660	(24,489)	(20,789)
Less: Attributable to noncontrolling interests	81	(2,795)	1,748

Attributable to Foster Wheeler AG	$7,579	$(21,694)	$(22,537)

Net loss on cash flow hedges*	$(2,291)	$(3,164)	$(1,154)
Less: Tax benefit	(914)	(1,462)	(317)

Attributable to Foster Wheeler AG	$(1,377)	$(1,702)	$(837)

Pension and other postretirement benefits	$(54,217)	$(36,397)	$(442)
Less: Tax (benefit)/provision	(10,304)	5,804	3,017

Pension and other postretirement benefits, net of tax	(43,913)	(42,201)	(3,459)

Less: Attributable to noncontrolling interests	(176)	(33)	(333)

Attributable to Foster Wheeler AG	$(43,737)	$(42,168)	$(3,126)

Other comprehensive loss attributable to Foster Wheeler AG	$(37,535)	$(65,564)	$(26,500)

*	Cash flow hedges include the impact from unconsolidated affiliates accounted for under the equity method of accounting.

No tax is provided on foreign currency translation adjustments in comprehensive income to the extent the related earnings are indefinitely reinvested in each subsidiary’s country of domicile.

A portion of the above other comprehensive loss amounts related to pension and other postretirement benefits and cash flow hedges are recognized on the consolidated statement of operations. For further discussion, please refer to Note 8 for pension and other postretirement benefits and Note 10 for cash flow hedges.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

12.  Accumulated Other Comprehensive Loss — (Continued)

Below is a rollforward of accumulated other comprehensive loss adjusted for other comprehensive income/(loss) items attributable to Foster Wheeler AG (all amounts net of tax):

	Accumulated Other Comprehensive Loss
	Accumulated Foreign Currency Translation	Net Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$(50,077)	$(8,496)	$(379,431)	$(438,004)
Other comprehensive loss	(22,537)	(837)	(3,126)	(26,500)

Balance at December 31, 2010	(72,614)	(9,333)	(382,557)	(464,504)
Other comprehensive loss	(21,694)	(1,702)	(42,168)	(65,564)

Balance at December 31, 2011	(94,308)	(11,035)	(424,725)	(530,068)
Other comprehensive income/(loss)	7,579	(1,377)	(43,737)	(37,535)

Balance at December 31, 2012	$(86,729)	$(12,412)	$(468,462)	$(567,603)

13.  Income Taxes

Below are the components of income/(loss) before income taxes for 2012, 2011 and 2010 under the following tax jurisdictions:

	2012	2011	2010
U.S.	$(19,553)	$(46,689)	$(57,982)
Switzerland	16,592	7,171	28,818
All other non-U.S.	215,124	274,760	334,404

Total	$212,163	$235,242	$305,240

The provision for income taxes was as follows:

	2012	2011	2010
Current tax expense:
U.S.	$2,840	$963	$1,057
Switzerland	1,176	1,238	1,052
All other non-U.S.	67,920	72,629	39,181

Total current	71,936	74,830	41,290

Deferred tax expense/(benefit):
U.S.	—	—	—
Switzerland	—	—	—
All other non-U.S.	(9,669)	(16,316)	33,241

Total deferred	(9,669)	(16,316)	33,241

Total provision for income taxes	$62,267	$58,514	$74,531

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

13.  Income Taxes — (Continued)

Deferred tax assets/(liabilities) consist of the following:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Pensions	$31,855	$24,523
Accrued costs on long-term contracts	34,284	30,230
Deferred income	—	24
Accrued expenses	73,884	65,414
Postretirement benefits other than pensions	23,751	23,748
Asbestos claims	59,043	50,837
Net operating loss carryforwards and other tax attributes	285,037	292,229
Asset impairments and other reserves	1,011	1,481
Other	8,349	6,201

Total gross deferred tax assets	517,214	494,687
Valuation allowance	(408,739)	(399,025)

Total deferred tax assets	108,475	95,662

Deferred tax liabilities:
Property, plant and equipment	(20,689)	(26,733)
Goodwill and other intangible assets	(27,835)	(18,907)
Investments	(13,847)	(21,648)
Accrued income	(6,096)	—
Unremitted earnings of foreign subsidiaries	(5,719)	(4,506)

Total gross deferred tax liabilities	(74,186)	(71,794)

Net deferred tax assets	$34,289	$23,868

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the various attributes. We believe that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. We have reduced our U.S. and certain non-U.S. deferred tax assets by a valuation allowance based on a consideration of all available evidence, which indicates that it is more likely than not that some or all of the deferred tax assets will not be realized. During 2012, the aggregate worldwide valuation allowance increased by a net of $9,714, primarily as a result of losses in jurisdictions where a full valuation allowance was previously recorded (primarily in the U.S.), partially offset by the release of the valuation allowance in territories where, as a result of updated forecast of taxable income in the future periods, we concluded that it is now more likely than not that such deferred tax assets will be realized.

The majority of the U.S. federal tax benefits, against which valuation allowances have been established, do not expire until 2026 and beyond, based on current tax laws.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

13.  Income Taxes — (Continued)

Our subsidiaries file income tax returns in many tax jurisdictions, including the U.S., several U.S. states and numerous non-U.S. jurisdictions around the world. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by jurisdiction. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in a number of jurisdictions may expire within 12 months from the balance sheet date. As a result, we expect recurring changes in unrecognized tax benefits due to the expiration of the statute of limitations, none of which are expected to be individually significant. With few exceptions, we are no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before 2008.

During 2011 and 2010, we settled tax audits in Europe, which resulted in a reduction of unrecognized tax benefits and a corresponding reduction in the provision for income taxes of $1,450 and $1,700, respectively. A number of tax years are under audit by the relevant tax authorities in various jurisdictions, including the U.S. and several states within the U.S. We anticipate that several of these audits may be concluded in the foreseeable future, including in 2013. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the magnitude of any such reduction at this time.

The following table summarizes the activity related to our unrecognized tax benefits which, if recognized, would affect our effective tax rate before existing valuation allowance considerations:

	2012	2011	2010
Balance at beginning of year	$53,682	$54,870	$58,846
Additions for tax positions related to the current year	6,524	4,319	9,131
Additions for tax positions related to prior years	3,355	843	—
Reductions for tax positions related to prior years	(2,435)	(4,822)	(4,791)
Settlements	(1,450)	(178)	(2,445)
Reductions for lapse of statute of limitations	(2,617)	(1,350)	(5,871)

Balance at end of year	$57,059	$53,682	$54,870

We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations. Previously accrued interest and/or penalties that are ultimately not assessed reduce current year expense. The table below summarizes our activity for interest and penalties on unrecognized tax benefits for 2012, 2011 and 2010:

	2012	2011	2010
Interest expense accrued on unrecognized tax benefits	$3,651	$859	$2,701
Previously accrued interest that was ultimately not assessed	(748)	(842)	(1,933)

Net interest expense on unrecognized tax benefits	$2,903	$17	$768

Penalties on unrecognized tax benefits	$4,395	$4,823	$3,735
Previously accrued tax penalties that were ultimately not assessed	(725)	(811)	(2,012)

Net penalties on unrecognized tax benefits	$3,670	$4,012	$1,723

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

13.  Income Taxes — (Continued)

The provision for income taxes differs from the amount of income tax computed by applying the U.S. federal statutory rate of 35% to income before income taxes, as a result of the following:

	2012	2011	2010
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Valuation allowance	4.5%	6.0%	5.3%
Non-U.S. statutory tax rates different than U.S. statutory rate(1)	(12.6)%	(13.3)%	(15.6)%
Equity earnings from joint ventures(2)	(1.0)%	(2.2)%	(0.9)%
Nondeductible loss/nontaxable income	7.5%	2.0%	3.5%
Tax credits and incentives(3)	(4.1)%	(3.8)%	(3.8)%
Impact of changes in tax rate on deferred taxes	(1.2)%	0.5%	0.3%
Other	1.2%	0.7%	0.6%

Total	29.3%	24.9%	24.4%

(1)

Tax rate differential on non-U.S. earnings representing the difference between the tax accrued by our non-U.S. subsidiaries based on local statutory income tax rates and the tax that would have been accrued by our non-U.S. subsidiaries had they been subject to the U.S. federal statutory income tax rate.

(2)	Impact of earnings from non-U.S. joint ventures, which are presented net of investee-level tax as a component of pre-tax income when using the equity method of accounting.

(3)	Impact of the utilization of various tax incentives and/or credits in non-U.S. jurisdictions.

Although we are a Swiss Corporation, we are listed on a U.S. exchange; therefore, we reconcile our effective tax rate to the U.S. federal statutory rate of 35% to facilitate meaningful comparison with peer companies in the U.S. capital markets.

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

Corporate and Finance Group

In addition to our Global E&C Group and Global Power Group, which represent two of our operating segments for financial reporting purposes, we report the financial results associated with the management of entities which are not managed by one of our two business groups, which include corporate center expenses, our captive insurance operation and expenses related to certain legacy liabilities, such as asbestos, in the Corporate and Finance Group, which also represents an operating segment for financial reporting purposes and which we refer to as the C&F Group.

Operating Revenues

We conduct our business on a global basis. In 2012, our Global E&C Group accounted for 71% of our total operating revenues, while our Global Power Group accounted for 29% of our total operating revenues.

Our operating revenues by geographic region, based upon where our projects are being executed, for 2012 were as follows:

	Global E&C Group		Global Power Group		Total
Geographic Region Concentration of Third-Party Revenues by Project Location:	Third-Party Revenues	Percentage of Segment Total	Third-Party Revenues	Percentage of Segment Total	Third-Party Revenues	Percentage of Total
Africa	$81,222	3.4%	$2,501	0.3%	$83,723	2.4%
Asia	393,475	16.3%	401,333	40.3%	794,808	23.3%
Australasia*	265,006	11.0%	343	0.0%	265,349	7.8%
Europe	559,051	23.1%	300,792	30.2%	859,843	25.2%
Middle East	235,509	9.7%	13,938	1.4%	249,447	7.3%
North America	552,311	22.8%	243,618	24.5%	795,929	23.3%
South America	332,753	13.7%	32,783	3.3%	365,536	10.7%

Total	$2,419,327	100.0%	$995,308	100.0%	$3,414,635	100.0%

*	Australasia primarily represents Australia, New Zealand and the Pacific Islands.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

14.  Business Segments — (Continued)

During 2012, one client accounted for approximately 12% of our consolidated operating revenues (inclusive of flow-through revenues); however, the associated flow-through revenues included in this percentage accounted for approximately 11% of our consolidated operating revenues in 2012. A second client accounted for approximately 26% and 25% of our consolidated operating revenues (inclusive of flow-through revenues) in 2011 and 2010, respectively; however, the associated flow-through revenues included in these percentages accounted for approximately 25% and 23% of our consolidated operating revenues in 2011 and 2010, respectively. No other single client accounted for ten percent or more of our consolidated revenues in 2012, 2011 or 2010.

EBITDA

EBITDA is the primary measure of operating performance used by our chief operating decision maker. We define EBITDA as net income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization.

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

	2012	2011	2010
EBITDA
Global E&C Group	$192,208	$210,541	$296,240
Global Power Group	207,862	184,467	163,825
C&F Group*	(121,453)	(111,779)	(100,362)

Total	278,617	283,229	359,703

Add: Net income attributable to noncontrolling interests	13,874	14,345	15,302
Less: Interest expense	13,797	12,876	15,610
Less: Depreciation and amortization**	66,531	49,456	54,155

Income before income taxes	212,163	235,242	305,240
Less: Provision for income taxes	62,267	58,514	74,531

Net income	149,896	176,728	230,709
Less: Net income attributable to noncontrolling interests	13,874	14,345	15,302

Net income attributable to Foster Wheeler AG	$136,022	$162,383	$215,407

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

**	Depreciation expense for 2012 included an impairment charge of $11,455 recognized in connection with our Camden, New Jersey waste-to-energy facility within our Global Power Group business segment. Please refer to Note 4 for further information.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

14.  Business Segments — (Continued)

EBITDA in the above table includes the following:

	2012	2011	2010
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group(2)	$7,700	$13,200	$32,700
Global Power Group(2)	58,300	22,000	24,100

Total(2)	$66,000	$35,200	$56,800

Net asbestos-related provisions:(3)
Global E&C Group	$2,400	$—	$—
C&F Group	28,100	9,900	5,400

Total	$30,500	$9,900	$5,400

Pension plan curtailment gain in our Global E&C Group(4)	$—	$—	$20,100
Net gain on settlement fee received in our Global E&C Group(5)	$—	$—	$9,800
Charges for severance-related postemployment benefits:
Global E&C Group	$2,300	$2,200	$3,700
Global Power Group	3,700	—	—
C&F Group	200	500	7,100

Total	$6,200	$2,700	$10,800

(1)	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.

(2)

The changes in final estimated contract profit revisions for our Global Power Group were increased during 2012 for a favorable claim settlement with a legacy project subcontractor of approximately $6,900 recognized in the first quarter of 2012. The changes in final estimated contract profit revisions during 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of $3,200 and $4,600, respectively. The corrections were recorded in 2011 as they were not material to previously issued financial statements, nor were they material to the 2011 financial statements.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

14.  Business Segments — (Continued)

The accounting policies of our business segments are the same as those described in our summary of significant accounting policies. The only significant intersegment transactions relate to interest on intercompany balances. We account for interest on those arrangements as if they were third-party transactions—i.e., at current market rates, and we include the elimination of that activity in the results of the C&F Group.

	Equity in Earnings of Unconsolidated Subsidiaries			Capital Expenditures
	2012	2011	2010	2012	2011	2010
Global E&C Group	$2,560	$9,056	$3,107	$18,239	$10,087	$9,036
Global Power Group	20,486	31,069	20,916	15,311	16,985	9,172
C&F Group	—	—	—	1,607	1,008	5,070

Total	$23,046	$40,125	$24,023	$35,157	$28,080	$23,278

	Investments In and Advances to Unconsolidated Subsidiaries		Total Assets
	December 31,		December 31,
	2012	2011	2012	2011
Global E&C Group	$94,277	$101,255	$1,534,840	$1,389,051
Global Power Group	111,199	109,854	1,016,185	992,455
C&F Group	—	—	182,899	232,374

Total	$205,476	$211,109	$2,733,924	$2,613,880

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

14.  Business Segments — (Continued)

Third-party operating revenues as presented below are based on the geographic region in which the contracting subsidiary is located and not the location of the client or job site.

Geographic Region Concentration by Subsidiary Location:	2012	2011	2010
Africa	$70,933	$117,683	$115,140
Asia	353,613	567,663	669,321
Australia	283,520	1,180,721	975,112
Europe	1,265,239	1,307,139	1,404,526
Middle East	81,047	74,163	54,015
United States	1,235,523	1,131,087	791,603
Other locations in North America	25,591	14,487	3,783
South America	99,169	87,786	54,219

Total	$3,414,635	$4,480,729	$4,067,719

Additional country detail for third-party revenues, determined based upon the location of the contracting subsidiary, are presented below and these balances represent a portion of the total operating revenues presented in the table above:

Geographic Country Concentration by Subsidiary Location:	2012	2011	2010
United Kingdom	$280,725	$267,162	$482,190
Switzerland*	3,583	2,165	2,784

*	Switzerland is the country of domicile of Foster Wheeler AG.

Long-lived assets as presented below are based on the geographic region in which the contracting subsidiary is located:

	December 31,	December 31,
Long-Lived Assets:	2012	2011
Africa & Middle East	$2,970	$3,874
Asia	32,568	29,425
Europe	377,411	393,884
United States	297,477	311,174
Other locations in North America	66,701	—
South America	1,108	1,245

Total	$778,235	$739,602

As of December 31, 2012 and 2011, our contracting subsidiaries in Switzerland, the Foster Wheeler AG country of domicile, had long-lived assets of $2,576 and $5,162, respectively.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

14.  Business Segments — (Continued)

Operating revenues by industry were as follows:

Operating Revenues (Third-Party) by Industry:	2012	2011	2010
Power generation	$948,716	$954,417	$644,033
Oil refining	1,394,224	1,473,894	1,401,994
Pharmaceutical	54,375	54,132	48,207
Oil and gas	503,195	1,306,916	1,149,053
Chemical/petrochemical	328,427	495,784	653,748
Power plant operation and maintenance	133,183	131,268	130,839
Environmental	8,560	10,904	12,873
Other, net of eliminations	43,955	53,414	26,972

Total	$3,414,635	$4,480,729	$4,067,719

15.  Operating Leases

Certain of our subsidiaries are obligated under operating lease agreements, primarily for office space. In many instances, our subsidiaries retain the right to sub-lease the office space. Rental expense for these leases was as follows:

	2012	2011	2010
Rental expense for leases	$53,600	$59,300	$61,936

Future minimum rental commitments on non-cancelable leases are as follows:

Years:
2013	$55,600
2014	51,000
2015	46,100
2016	38,100
2017	33,100
2018 and thereafter	132,400

Total Future minimum rental commitments	$356,300

We entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the United Kingdom in 1999. In connection with these transactions, we recorded deferred gains, which are being recognized into income over the term of the respective leases. The gain recognized was $4,099, $4,202 and $4,004 for 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, the balance of the deferred gains was $34,279 and $36,987, respectively, and is included in other long-term liabilities on the consolidated balance sheet. The year-over-year change in the deferred gain balance includes the impact of changes in foreign currency exchange rates.

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

United States

A summary of our U.S. claim activity is as follows:

Number of Claims:	2012	2011	2010
Open claims at beginning of year	124,540	124,420	125,100
New claims	4,800	4,670	6,080
Claims resolved	(4,030)	(4,550)	(6,760)

Open claims at end of year	125,310	124,540	124,420
Claims not valued in the liability(1)	(105,130)	(103,170)	(97,440)

Open claims valued in the liability at end of year	20,180	21,370	26,980

(1)	Claims not valued in the liability include claims on certain inactive court dockets, claims over six years old that are considered abandoned and certain other items.

Of the approximately 125,310 open claims, our subsidiaries are respondents in approximately 28,650 open claims wherein we have administrative agreements and are named defendants in lawsuits involving approximately 96,660 plaintiffs.

All of the open administrative claims have been filed under blanket administrative agreements that we have with various law firms representing claimants and do not specify monetary damages sought. Based on our analysis of lawsuits, approximately 55% do not specify the monetary damages sought or merely recite that the amount of monetary damages sought meets or exceeds the required minimum in the jurisdiction in which suit is filed. The following table summarizes the range of requested monetary damages sought by asbestos lawsuits:

	No specified damages(1)	Range of Requested Monetary Damages				Total
		$1 to $50	$51 to $1,000	$1,001 to $10,000	$10,001 +(2)
Asbestos lawsuit monetary damages sought	55%	10%	28%	5%	2%	100%

(1)	No specified monetary damages sought or recited amount of monetary damages sought meets or exceeds the required minimum in the jurisdiction in which suit is filed.
(2)	Very small number of cases range to $50,000.

The majority of requests for monetary damages are asserted against multiple named defendants in a single complaint.

We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through December 31, 2027. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

16.  Litigation and Uncertainties — (Continued)

United States Asbestos	December 31, 2012	December 31, 2011
Asbestos-related assets:
Accounts and notes receivable-other	$33,626	$43,677
Asbestos-related insurance recovery receivable	102,751	131,007

Total asbestos-related assets	$136,377	$174,684

Asbestos-related liabilities:
Accrued expenses	$47,900	$50,900
Asbestos-related liability	227,400	243,400

Total asbestos-related liabilities	$275,300	$294,300

Liability balance by claim category:
Open claims	$42,700	$56,700
Future unasserted claims	232,600	237,600

Total asbestos-related liabilities	$275,300	$294,300

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

Based on its review of the 2012 activity, ARPC recommended that certain assumptions used to estimate our future asbestos liability be updated as of December 31, 2012. Accordingly, we developed a revised estimate of our aggregate indemnity and defense costs through December 31, 2027 considering the advice of ARPC. In 2012, we revalued our liability for asbestos indemnity and defense costs through December 31, 2027 to $275,300, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a net charge of $28,127 in 2012, which included a charge related to updating our assumptions for increased asbestos defense costs projected over our 15-year estimate and, to a lesser extent, an adjustment for actual claim settlement experience during the year and an accrual of another year of estimated claims under our rolling 15-year asbestos-related liability estimate. The total asbestos-related liabilities are comprised of our estimates for our liability relating to open (outstanding) claims being valued and our liability for future unasserted claims through December 31, 2027.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type — mesothelioma, lung cancer and non-malignancies — and the breakdown of known and future claims into disease type — mesothelioma, lung cancer and non-malignancies, as well as other factors. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through December 31, 2027, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after December 31, 2027, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after December 31, 2027.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

16.  Litigation and Uncertainties — (Continued)

Through year-end 2012, total cumulative indemnity costs paid, prior to insurance recoveries, were approximately $795,500 and total cumulative defense costs paid were approximately $388,700, or approximately 33% of total defense and indemnity costs. The overall historic average combined indemnity and defense cost per resolved claim through December 31, 2012 has been approximately $3.2. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.

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

Asbestos-related assets under executed settlement agreements with insurers due in the next 12 months are recorded within accounts and notes receivable-other and amounts due beyond 12 months are recorded within asbestos-related insurance recovery receivable. Asbestos-related insurance recovery receivable also includes our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through December 31, 2027. Our asbestos-related assets have not been discounted for the time value of money.

Our insurance recoveries may be limited by future insolvencies among our insurers. Other than receivables related to bankruptcy court-approved settlements during liquidation proceedings, we have not assumed recovery in the estimate of our asbestos-related insurance asset from any of our currently insolvent insurers. We have considered the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. As of December 31, 2012 and 2011, we have not recorded an allowance for uncollectible balances against our asbestos-related insurance assets. We write off receivables from insurers that have become insolvent; there have been no such write-offs during 2012, 2011 or 2010. During 2011, we reached an agreement with an insurer that was under bankruptcy liquidation and for which we had written off our receivable prior to 2009. The asset awarded under the bankruptcy liquidation for this insurer was $4,500 and was included in our asbestos-related assets as of December 31, 2011. This receivable was subsequently collected in 2012. Other insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. If we fail to realize the expected insurance recoveries, or experience delays in receiving material amounts from our insurers, our business, financial condition, results of operations and cash flows could be materially adversely affected.

The following table summarizes our net asbestos-related provision:

	2012	2011	2010
Provision for revaluation	$28,127	$16,001	$19,451
Gain on the settlement of coverage litigation	—	(6,100)	(14,041)

Net asbestos-related provision	$28,127	$9,901	$5,410

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

16.  Litigation and Uncertainties — (Continued)

The following table summarizes our approximate asbestos-related payments and insurance proceeds:

	2012	2011	2010
Asbestos litigation, defense and case resolution payments	$52,000	$62,200	$62,200
Insurance proceeds	(43,200)	(54,300)	(71,900)

Net asbestos-related payments/(receipts)	$8,800	$7,900	$(9,700)

We expect to have net cash outflows of $14,700 as a result of asbestos liability indemnity and defense payments in excess of insurance settlement proceeds during 2013. This estimate assumes no additional settlements with insurance companies and no elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.

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

Based on the December 31, 2012 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $42,000 and the impact on expense would be dependent upon available additional insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge on our consolidated statement of operations of approximately 85% of the increase in the liability. Long-term cash flows would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries will decline.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

16.  Litigation and Uncertainties — (Continued)

United Kingdom

Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 1,022 claims have been brought against our U.K. subsidiaries of which 303 remained open as of December 31, 2012. None of the settled claims has resulted in material costs to us. The following table summarizes our asbestos-related liabilities and assets for our U.K. subsidiaries based on open (outstanding) claims and our estimate for future unasserted claims through 2027:

United Kingdom Asbestos	December 31, 2012	December 31, 2011
Asbestos-related assets:
Accounts and notes receivable-other	$1,022	$2,677
Asbestos-related insurance recovery receivable	29,687	26,120

Total asbestos-related assets	$30,709	$28,797

Asbestos-related liabilities:
Accrued expenses	$1,022	$2,677
Asbestos-related liability	31,950	26,120

Total asbestos-related liabilities	$32,972	$28,797

Liability balance by claim category:
Open claims	$7,843	$8,030
Future unasserted claims	25,129	20,767

Total asbestos-related liabilities	$32,972	$28,797

The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability recorded in the U.K would increase to approximately $46,400, with a corresponding increase in the asbestos-related asset.

Project Claims

In addition to the specific matter described below, in the ordinary course of business, we are parties to litigation involving clients and subcontractors arising out of project contracts. Such litigation includes claims and counterclaims by and against us for canceled contracts, for additional costs incurred in excess of current contract provisions, as well as for back charges for alleged breaches of warranty and other contract commitments. If we were found to be liable for any of the claims/counterclaims against us, we would incur a charge against earnings to the extent a reserve had not been established for the matter in our accounts or if the liability exceeds established reserves.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

16.  Litigation and Uncertainties — (Continued)

Power Plant Arbitration — United States

In June 2011, a demand for arbitration was filed with the American Arbitration Association by our client’s erection contractor against our client and us in connection with a power plant project in the United States. At that time, no details of the erection contractor’s claims were included with the demand. The arbitration panel was formed on September 26, 2012 and a detailed Statement of Claim from the erection contractor was delivered to the panel on October 24, 2012. According to the claim, the erection contractor is seeking unpaid contract amounts from our client and additional compensation from our client and us for alleged delays, disruptions, inefficiencies, and extra work in connection with the erection of the plant. We supplied the steam generation equipment for the project under contract with our client, the power plant owner. The turbine contractor, who supplied the turbine, electricity generator and other plant equipment under a separate contract with the power plant owner, has also been included as a party in the arbitration. The erection contractor is seeking approximately $240,000 in damages, exclusive of interest, from our client. Of this amount, the statement of claim asserts that approximately $150,000 is related to the steam generation equipment, and alleges failure on our part in connection with our performance under our steam generation equipment supply contract; those damages are claimed jointly against us and our client, the power plant owner. The claims against us by the erection contractor allege negligence and, in its purported capacity as a third party beneficiary and assignee of our steam generation equipment supply contract, breach of contract.

Responsive pleadings to the erection contractor’s pleading were filed by the other parties, including us, on November 28, 2012. Our pleading denies the erection contractor’s claims against us and asserts cross claims against our client seeking over $14,800 in damages related to delays, out of scope work, and improperly assessed delay liquidated damages. In its pleading, the turbine contractor asserts claims against our client for unpaid contract amounts and additional compensation for extra work and delays. In its capacity as a purported co-assignee of the steam generation equipment supply contract, the turbine contractor joins in the erection contractor’s claims against us for delay-related damages and asserts cross claims against us seeking over $5,000 in non-delay related damages. In its pleading, our client asserts counter and cross claims for breach of contract and gross negligence against the erection contractor and the turbine contractor. Our client also asserts cross claims against us for any damages our client has incurred, and for indemnification of any damages our client may be required to pay to the erection and turbine contractors, arising out of alleged failures of performance on our part under our steam generation supply contract. We have denied our client’s and the turbine contractor’s cross claims against us. The arbitration proceedings are expected to run through the end of 2014, if not longer. We cannot predict the ultimate outcome of this matter at this time.

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

FWEC is also incurring further costs in connection with a Remedial Investigation / Feasibility Study (“RI/FS”) that in March 2009 it agreed to conduct. During the fourth quarter of 2012, FWEC received a USEPA demand under the foregoing agreement for payment of $1,040 of response costs USEPA claims it incurred from the commencement of the RI/FS in April 2009 through February 2012. FWEC is preparing a response to the demand. In April 2009, USEPA proposed for listing on the National Priorities List (“NPL”) an area consisting of FWEC’s former manufacturing facility and the affected residences, but it also stated that the proposed listing may not be finalized if FWEC complies with its agreement to conduct the RI/FS. FWEC submitted comments opposing the proposed listing.

FWEC has accrued its best estimate of the cost of all of the foregoing, and it reviews this estimate on a quarterly basis.

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

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

17.  Quarterly Financial Data (Unaudited)

	Quarters Ended
	December 31, 2012(1)	September 30, 2012(1)	June 30, 2012	March 31, 2012(2)
Operating revenues	$735,281	$803,232	$943,026	$933,096
Contract profit	144,572	153,863	139,551	139,332
Selling, general and administrative expenses	88,278	77,631	85,427	83,281
Net income attributable to Foster Wheeler AG	6,295	58,222	30,859	40,646
Earnings per share:
Basic	$0.06	$0.54	$0.29	$0.38
Diluted	$0.06	$0.54	$0.29	$0.38
Shares outstanding:
Basic weighted-average number of shares outstanding	105,552,630	107,065,999	107,840,679	107,774,203
Effect of dilutive securities	418,228	253,963	2,576	107,604

Diluted weighted-average number of shares outstanding	105,970,858	107,319,962	107,843,255	107,881,807

	Quarters Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011(3)
Operating revenues	$1,128,743	$1,131,856	$1,183,878	$1,036,252
Contract profit	152,524	136,064	153,612	99,255
Selling, general and administrative expenses	80,666	75,087	80,402	73,841
Net income attributable to Foster Wheeler AG	39,245	36,858	63,309	22,971
Earnings per share:
Basic	$0.34	$0.31	$0.52	$0.18
Diluted	$0.34	$0.31	$0.52	$0.18
Shares outstanding:
Basic weighted-average number of shares outstanding	114,843,970	118,611,912	122,331,265	124,680,060
Effect of dilutive securities	96,543	189,569	515,740	651,810

Diluted weighted-average number of shares outstanding	114,940,513	118,801,481	122,847,005	125,331,870

(1)

Contract profit and net income attributable to Foster Wheeler AG during the quarter ended December 31, 2012 included the pre-tax impact of an out-of-period correction for an increase of final estimated profit of $5,280 in our Global E&C Group. The after-tax impact was $4,012. The correction was recorded in the quarter ended December 31, 2012 as it was not material to results for the quarter ended September 30, 2012 (the period in which it should have been recorded), nor was it material to the 2012 financial statements as a whole.

(2)	Contract profit and net income attributable to Foster Wheeler AG during the quarter ended March 31, 2012 included a favorable pre-tax settlement with a subcontractor of approximately $6,900.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

17.  Quarterly Financial Data (Unaudited) — (Continued)

(3)

Contract profit and net income attributable to Foster Wheeler AG during the quarter ended March 31, 2011 included the pre-tax impact of two out-of-period corrections for reductions of final estimated profit totaling $7,800, which included pre-tax final estimated profit reductions in our Global E&C Group and our Global Power Group of $3,200 and 4,600, respectively. The corrections were recorded in the quarter ended March 31, 2011 as they were not material to previously issued financial statements, nor were they material to the 2011 financial statements.

Net income attributable to Foster Wheeler AG for the fourth quarter in the above table includes the following pre-tax amounts:

	Quarters Ended
	December 31, 2012	December 31, 2011
Net increase/(decrease) in contract profit from the regular revaluation of final estimated contract profit revisions: (1)
Global E&C Group	$(1,600)	$11,900
Global Power Group	14,900	4,600

Total	$13,300	$16,500

Net asbestos-related provisions:(2)
Global E&C Group	$700	$—
C&F Group	22,100	5,500

Total	$22,800	$5,500

Charges for severance-related postemployment benefits:
Global E&C Group	$800	$600
Global Power Group	900	—
C&F Group	300	500

Total	$2,000	$1,100

Global Power Group waste-to-energy facility impairment charge(3)	$11,455	$—

(1)	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.
(2)	Please refer to Note 16 for further information regarding the revaluation of our asbestos liability and related asset.
(3)

An impairment charge of $11,455 was recognized in connection with our Camden, New Jersey waste-to-energy facility within our Global Power Group business segment. Please refer to Note 4 for further information.

Foster Wheeler AG

Schedule II: Valuation and Qualifying Accounts

(amounts in thousands)

	2012
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year
Description
Allowance for doubtful accounts	$13,272	$5,635	$—	$(8,283)	$10,624

Deferred tax valuation allowance	$399,025	$14,440	$3,952	$(8,678)	$408,739

	2011
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year
Description
Allowance for doubtful accounts	$15,719	$6,751	$—	$(9,198)	$13,272

Deferred tax valuation allowance	$373,878	$16,615	$24,977	$(16,445)	$399,025

	2010
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year
Description
Allowance for doubtful accounts	$10,849	$9,088	$—	$(4,218)	$15,719

Deferred tax valuation allowance	$362,022	$14,025	$5,328	$(7,497)	$373,878

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report, which appears within Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 incorporates information by reference to our definitive proxy statement for our Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2012.

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

Item 11 incorporates information by reference to our definitive proxy statement for our Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 incorporates information by reference to our definitive proxy statement for our Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2012.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2012, the number of securities outstanding under each of our equity compensation plans, the weighted-average exercise price for our outstanding stock options and the number of options available for grant under such plans. Our equity compensation plans include stock options in all of the plans listed below and restricted share units and performance-based restricted share units granted pursuant to our Omnibus Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans
Approved by Security Holders:
Omnibus Incentive Plan	3,872,805	$19.56	2,254,134
Directors’ Stock Option Plan	300	$21.70	—
Equity Compensation Plans
Not Approved by Security Holders:
None

Total	3,873,105	$19.56	2,254,134

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 incorporates information by reference to our definitive proxy statement for our Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Item 14 incorporates information by reference to our definitive proxy statement for our Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2012.

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

(3)	Exhibits

Exhibit No.	Exhibits
3.1	Articles of Association of Foster Wheeler AG. (Filed as Exhibit 3.1 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.)
3.2	Organizational Regulations of Foster Wheeler AG. (Filed as Exhibit 3.1 to Foster Wheeler AG’s Form 8-K, filed on May 4, 2012, and incorporated herein by reference.)
4.0	Foster Wheeler AG hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler AG and its consolidated subsidiaries to the Commission upon request.
10.1	Credit Agreement, dated August 3, 2012, among Foster Wheeler LLC, Foster Wheeler Inc., Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation and Foster Wheeler International Corporation, as Borrowers, the guarantors party thereto, the lenders party thereto, BNP Paribas as Administrative Agent, BNP Paribas Securities Corp. as Sole Bookrunner, BNP Paribas Securities Corp., Union Bank, N.A., HSBC Bank USA, National Association, and Wells Fargo Securities, LLC as Joint Lead Arrangers, and Union Bank, N.A., HSBC Bank USA, National Association, and Wells Fargo Bank, National Association as Syndication Agents and Crédit Agricole Corporate & Investment Bank, Lloyds TSB Bank plc, and PNC Bank, National Association as Documentation Agents. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.)
10.2	Lease Agreement, dated as of August 16, 2002, by and among Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.15 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference.)
10.3	Letter Amendment to the Lease Agreement, dated as of January 6, 2003, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.30 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002, and incorporated herein by reference.)
10.4	Letter Amendment No. 2, dated as of April 21, 2003, to the Lease Agreement between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.7 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, and incorporated herein by reference.)
10.5	Letter Amendment No. 3, dated as of July 14, 2003, to the Lease Agreement dated August 16, 2002, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.6 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, and incorporated herein by reference.)
10.6	First Amendment to the Lease Agreement, dated as of December 19, 2003, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.9 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.)

Exhibit No.	Exhibits
10.7	Second Amendment to the Lease Agreement, dated as of August 15, 2011, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.10 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.)
10.8	Amended and Restated Guaranty and Suretyship Agreement, dated as of August 15, 2011, made by Foster Wheeler LLC, Foster Wheeler Ltd., Foster Wheeler Inc., Foster Wheeler International Holdings, Inc., Foster Wheeler AG and Energy (NJ) QRS 15-10, Inc. (Filed as Exhibit 10.11 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.)
10.9	Deed between Foster Wheeler LLC and Foster Wheeler Realty Services, Inc. and CIT Group Inc. (NJ), dated as of March 31, 2003. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003 and incorporated herein by reference.)
10.10	Master Guarantee Agreement, dated as of May 25, 2001, by and among Foster Wheeler LLC, Foster Wheeler International Holdings, Inc. and Foster Wheeler Ltd. (Filed as Exhibit 10.9 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference.)
10.11*	Foster Wheeler Annual Executive Short-term Incentive Plan, as amended and restated effective February 28, 2013.
10.12*	Foster Wheeler Inc. Directors’ Stock Option Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s post effective amendment to Form S-8 (Registration No. 333-25945-99), filed on June 27, 2001, and incorporated herein by reference.)
10.13*	Amendment to Foster Wheeler Inc. Directors’ Stock Option Plan. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on February 9, 2009, and incorporated herein by reference.)
10.14*	Foster Wheeler AG Omnibus Incentive Plan, Amended and Restated Effective as of November 8, 2012. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on November 13, 2012, and incorporated herein by reference.)
10.15*	Form of Employee Nonqualified Stock Option Agreement effective November 15, 2006 with respect to certain employees and executive officers. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, filed on November 17, 2006, and incorporated herein by reference.)
10.16*	Form of Employee Nonqualified Stock Option Agreement effective May 6, 2008 with respect to certain employees and executive officers. (Filed as Exhibit 10.41 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10.17*	Form of Employee Nonqualified Stock Option Agreement effective March 4, 2009 with respect to employees and executive officers. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.)
10.18*	Form of Employee Nonqualified Stock Option Agreement effective May 2010 with respect to certain employees and executive officers. (Filed as Exhibit 10.16 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.)
10.19*	Form of Employee Nonqualified Stock Option Agreement effective November 2012 with respect to certain employees and executive officers.
10.20*	Form of Employee Nonqualified Stock Option Agreement effective February 2013 with respect to certain employees and executive officers.
10.21*	Form of Employee Restricted Stock Unit Award Agreement effective May 2010 with respect to certain employees and executive officers. (Filed as Exhibit 10.17 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.)
10.22*	Form of Employee Restricted Stock Unit Award Agreement effective November 2012 with respect to certain employees and executive officers.

Exhibit No.	Exhibits
10.23*	Form of Employee Restricted Stock Unit Award Agreement effective February 2013 with respect to certain employees and executive officers.
10.24*	Form of Employee Restricted Stock Unit Award Agreement (with Performance Goals). (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on March 2, 2011, and incorporated herein by reference.)
10.25*	Form of Employee Restricted Stock Unit Award Agreement (with Performance Goals) effective November 2012 with respect to certain employees and executive officers.
10.26*	Form of Employee Restricted Stock Unit Award Agreement (with Performance Goals) effective February 2013 with respect to certain employees and executive officers.
10.27*	Form of Director Nonqualified Stock Option Agreement effective May 6, 2008 with respect to non-employee directors. (Filed as Exhibit 10.45 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10.28*	Form of Director Nonqualified Stock Option Agreement effective March 4, 2009 with respect to non-employee directors. (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.)
10.29*	Form of Director Nonqualified Stock Option Agreement effective February 2013 with respect to non-employee directors.
10.30*	Form of Director Restricted Stock Unit Agreement effective March 4, 2009 with respect to non-employee directors. (Filed as Exhibit 10.4 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.)
10.31*	Form of Director Restricted Stock Unit Agreement effective February 2013 with respect to non-employee directors.
10.32*	Form of Indemnification Agreement for directors and officers of Foster Wheeler Ltd., dated as of November 3, 2004. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, filed on November 8, 2004, and incorporated herein by reference.)
10.33*	Form of Indemnification Agreement for directors and officers of Foster Wheeler AG, dated as of February 9, 2009. (Filed as Exhibit 10.10 to Foster Wheeler AG’s Form 8-K, filed on February 9, 2009, and incorporated herein by reference.)
10.34*	Foster Wheeler AG Senior Executive Severance Plan, effective as of February 28, 2013.
10.35*	Employment agreement between Foster Wheeler Inc. and J. Kent Masters, dated July 21, 2011. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on July 25, 2011, and incorporated herein by reference.)
10.36*	First Amendment to Letter Agreement, between Foster Wheeler Inc. and J. Kent Masters, dated October 29, 2012. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on November 1, 2012, and incorporated herein by reference.)
10.37*	Unofficial English Translation of Fixed Term Employment Agreement between Foster Wheeler Continental Europe S.r.l. and Umberto della Sala, effective as of April 1, 2008. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, filed on February 28, 2008, and incorporated herein by reference.)
10.38*	Employment Agreement between Foster Wheeler Ltd. and Umberto della Sala, dated as of March 1, 2008. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, filed on February 28, 2008, and incorporated herein by reference.)
10.39*	Agreement for the Termination of Fixed Term Employment Contract between Foster Wheeler Continental Europe S.r.l. and Umberto della Sala, dated as of September 30, 2008. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)

Exhibit No.	Exhibits
10.40*	Unofficial English Translation of Fixed Term Employment Agreement between Foster Wheeler Global E&C S.r.l. and Umberto della Sala, dated as of October 1, 2008. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)
10.41*	First Amendment to the Employment Agreement between Foster Wheeler Ltd. and Umberto della Sala, dated as of October 1, 2008. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)
10.42*	Second Amendment to the Employment Agreement between Foster Wheeler Inc. and Umberto della Sala, effective as of February 18, 2010. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on February 22, 2010, and incorporated herein by reference.)
10.43*	Third Amendment to the Employment Agreement between Foster Wheeler Inc. and Umberto della Sala, dated as of November 29, 2010. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on December 1, 2010, and incorporated herein by reference.)
10.44*	Unofficial English Translation of Extension of Fixed Term Employment Agreement between Foster Wheeler Global E&C S.r.l. and Umberto della Sala, dated February 18, 2010. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, filed on February 22, 2010, and incorporated herein by reference.)
10.45*	Fourth Amendment to the Employment Agreement between Foster Wheeler Inc. and Umberto della Sala, dated July 20, 2011. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, filed on July 25, 2011, and incorporated herein by reference.)
10.46*	Fifth Amendment to the Employment Agreement between Foster Wheeler Inc. and Umberto della Sala, dated as of November 8, 2012. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, filed on November 13, 2012, and incorporated herein by reference.)
10.47*	Sixth Amendment to the Employment Agreement between Foster Wheeler Inc. and Umberto della Sala, effective as of January 1, 2013.
10.48*	Unofficial English Translation of Extension of Fixed Term Employment Agreement between Foster Wheeler Global E&C S.r.l. and Umberto della Sala, dated December 6, 2012.
10.49*	Employment Agreement between Foster Wheeler Ltd. and Franco Baseotto, dated as of May 6, 2008. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, filed on May 12, 2008, and incorporated herein by reference.)
10.50*	First Amendment to the Employment Agreement between Foster Wheeler Inc. and Franco Baseotto, effective as of January 18, 2010. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on January 20, 2010, and incorporated herein by reference.)
10.51*	Second Amendment to the Employment Agreement between Foster Wheeler Inc. and Franco Baseotto, dated as of May 4, 2010. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on May 10, 2010, and incorporated herein by reference.)
10.52*	Third Amendment to the Employment Agreement between Foster Wheeler Inc. and Franco Baseotto, dated as of March 14, 2012. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.)
10.53*	Fourth Amendment to the Employment Agreement between Foster Wheeler Inc. and Franco Baseotto, dated October 29, 2012. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, filed on November 1, 2012, and incorporated herein by reference.)
10.54*	Fifth Amendment to the Employment Agreement between Foster Wheeler Inc. and Franco Baseotto, effective January 1, 2013.
10.55*	Contract of Employment between Foster Wheeler Energy Limited and Michelle Davies, prepared on August 8, 2008. (Filed as Exhibit 10.99 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)

Exhibit No.	Exhibits
10.56*	First Amendment to the Employment Agreement between Foster Wheeler Energy Limited and Michelle K. Davies, dated as of January 1, 2010. (Filed as Exhibit 10.14 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.)
10.57*	Second Amendment to the Employment Agreement between Foster Wheeler Energy Limited and Michelle K. Davies, dated as of November 17, 2011. (Filed as Exhibit 10.62 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.)
10.58*	Third Amendment to the Employment Agreement between Foster Wheeler Energy Limited and Michelle K. Davies, effective as of March 1, 2013.
10.59*	Employment Agreement between Foster Wheeler Ltd. and Peter D. Rose, dated as of August 20, 2008. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)
10.60*	First Amendment to the Employment Agreement between Foster Wheeler Inc. and Peter D. Rose, effective as of January 18, 2010. (Filed as Exhibit 10.84 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)
10.61*	Second Amendment to the Employment Agreement between Foster Wheeler Inc. and Peter D. Rose, effective as of November 16, 2010. (Filed as Exhibit 10.82 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.)
10.62*	Third Amendment to the Employment Agreement between Foster Wheeler Inc. and Peter D. Rose, dated as of August 1, 2012. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.)
10.63*	Employment Agreement between Foster Wheeler Ltd. and Beth Sexton, dated as of April 7, 2008. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2008, and incorporated herein by reference.)
10.64*	First Amendment to the Employment Agreement between Foster Wheeler Inc. and Beth Sexton, effective as of January 18, 2010. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, filed on January 20, 2010, and incorporated herein by reference.)
10.65*	Second Amendment to the Employment Agreement between Foster Wheeler Inc. and Beth Sexton, dated as of May 4, 2010. (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.)
10.66*	Third Amendment to the Employment Agreement between Foster Wheeler Inc. and Beth Sexton, dated as of February 22, 2011. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.)
10.67*	Fourth Amendment to the Employment Agreement between Foster Wheeler Inc. and Beth B. Sexton, dated October 29, 2012. (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 8-K, filed on November 1, 2012, and incorporated herein by reference.)
10.68*	Fifth Amendment to the Employment Agreement between Foster Wheeler Inc. and Beth B. Sexton, effective January 1, 2013.
10.69*	Employment Agreement, between Foster Wheeler North America Corp. and Gary T. Nedelka, dated as of January 6, 2009. (Filed as Exhibit 10.76 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10.70*	First Amendment to the Employment Agreement between Foster Wheeler North America Corp. and Gary T. Nedelka, dated as of December 21, 2009. (Filed as Exhibit 10.89 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)
10.71*	Second Amendment to the Employment Agreement between Foster Wheeler North America Corp. and Gary T. Nedelka, dated as of August 30, 2010. (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.)

Exhibit No.	Exhibits
10.72*	Third Amendment to the Employment Agreement between Foster Wheeler North America Corp. and Gary Nedelka, dated as of April 12, 2011. (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.)
10.73*	Fourth Amendment to the Employment Agreement between Foster Wheeler North America Corp. and Gary Nedelka, effective January 1, 2013.
10.74*	Employment Agreement between Foster Wheeler Ltd. and Lisa Z. Wood, dated as of January 6, 2009. (Filed as Exhibit 10.77 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)
10.75*	First Amendment to the Employment Agreement between Foster Wheeler Inc. and Lisa Z. Wood, effective as of January 18, 2010. (Filed as Exhibit 10.91 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)
10.76*	Second Amendment to the Employment Agreement between Foster Wheeler Inc. and Lisa Z. Wood, dated as of July 16, 2010. (Filed as Exhibit 10.6 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.)
10.77*	Employment Agreement among Foster Wheeler Inc., Rakesh K. Jindal and Foster Wheeler International Corp., dated as of April 27, 2009. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.)
10.78*	First Amendment to the Employment Agreement between Foster Wheeler Inc. and Rakesh K. Jindal, effective as of January 18, 2010. (Filed as Exhibit 10.95 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)
10.79*	Second Amendment to the Employment Agreement between Foster Wheeler Inc. and Rakesh K. Jindal, effective as of April 1, 2010. (Filed as Exhibit 10.98 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.)
10.80*	Third Amendment to the Employment Agreement between Foster Wheeler Inc. and Rakesh K. Jindal, dated as of May 25, 2010. (Filed as Exhibit 10.5 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.)
10.81*	Fourth Amendment to the Employment Agreement between Foster Wheeler Inc. and Rakesh K. Jindal, dated as of March 14, 2012. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.)
10.82*	Fifth Amendment to the Employment Agreement between Foster Wheeler Inc. and Rakesh K. Jindal, dated October 29, 2012.
10.83*	Employment Contract between Foster Wheeler Energy Limited and Jonathan C. Nield, dated as of September 13, 2006. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.)
21.0	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Analysis, Research & Planning Corporation.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

Exhibit No.	Exhibits
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG (Registrant)

BY:	/S/ FRANCO BASEOTTO
Franco Baseotto Executive Vice President, Chief Financial Officer and Treasurer

Date: March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed, as of March 1, 2013, by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title
/S/ J. KENT MASTERS	Director and Chief Executive Officer
J. Kent Masters (Principal Executive Officer)

/S/ FRANCO BASEOTTO	Executive Vice President, Chief Financial Officer and Treasurer
Franco Baseotto
(Principal Financial Officer)

/S/ LISA Z. WOOD	Vice President and Controller
Lisa Z. Wood (Principal Accounting Officer)

/S/ CLAYTON C. DALEY, JR.	Director
Clayton C. Daley, Jr.

/S/ UMBERTO DELLA SALA	Director
Umberto della Sala

/S/ STEVEN J. DEMETRIOU	Director, Chairman of the Board
Steven J. Demetriou

/S/ EDWARD G. GALANTE	Director
Edward G. Galante

/S/ JOHN M. MALCOLM	Director
John M. Malcolm

/S/ STEPHANIE S. NEWBY	Director
Stephanie S. Newby

/S/ ROBERTO QUARTA	Director
Roberto Quarta

/S/ HENRI PHILIPPE REICHSTUL	Director
Henri Philippe Reichstul

/S/ MAUREEN B. TART-BEZER	Director
Maureen B. Tart-Bezer