Form 10-Q
period 2013-03-31
FOSTER WHEELER AG
filed 2013-05-02
CIK 1130385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-31305

FOSTER WHEELER AG

(Exact name of registrant as specified in its charter)

Switzerland	98-0607469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Shinfield Park
Reading Berkshire RG2 9FW, United Kingdom	RG2 9FW
(Address of principal executive offices)	(Zip Code)

44 118 913 1234

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,142,099 registered shares were outstanding as of April 19, 2013.

FOSTER WHEELER AG

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands of dollars, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating revenues	$796,288	$933,096
Cost of operating revenues	680,579	793,764

Contract profit	115,709	139,332

Selling, general and administrative expenses	90,473	83,281
Other income, net	(4,751)	(8,184)
Other deductions, net	5,312	4,064
Interest income	(1,462)	(3,169)
Interest expense	2,672	3,416
Net asbestos-related provision	2,000	1,997

Income before income taxes	21,465	57,927
Provision for income taxes	5,160	14,884

Net income	16,305	43,043

Less: Net income attributable to noncontrolling interests	3,279	2,397

Net income attributable to Foster Wheeler AG	$13,026	$40,646

Earnings per share (see Note 1):
Basic	$0.12	$0.38

Diluted	$0.12	$0.38

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands of dollars)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$16,305	$43,043

Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments, net of tax	(14,413)	14,272

Cash flow hedges adjustments:
Unrealized loss	(818)	(2,026)
Tax impact	208	749

Unrealized loss, net of tax	(610)	(1,277)

Reclassification for losses included in net income (see Note 8 for further information)	1,135	896
Tax impact	(288)	(330)

Reclassification for losses included in net income, net of tax	847	566

Total cash flow hedges adjustments, net of tax	237	(711)

Pension and other postretirement benefits adjustments, net of tax:
Amortization included in net periodic pension cost (see Note 6 for further information):
Net actuarial loss	4,664	4,256
Tax impact	(449)	(393)

Net actuarial loss, net of tax	4,215	3,863

Prior service credit	(1,264)	(1,272)
Tax impact	91	99

Prior service cost, net of tax	(1,173)	(1,173)

Transition obligation	14	13
Tax impact	3	4

Transition obligation, net of tax	17	17

Total pension and other postretirement benefits adjustments, net of tax	3,059	2,707

Other comprehensive (loss)/income, net of tax	(11,117)	16,268

Comprehensive income	5,188	59,311
Less: Comprehensive income attributable to noncontrolling interests	2,492	3,722

Comprehensive income attributable to Foster Wheeler AG	$2,696	$55,589

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands of dollars, except share data and per share amounts)

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$475,716	$582,322
Accounts and notes receivable, net:
Trade	584,692	610,695
Other	83,744	86,981
Contracts in process	242,919	228,979
Prepaid, deferred and refundable income taxes	56,462	57,404
Other current assets	47,340	47,161

Total current assets	1,490,873	1,613,542

Land, buildings and equipment, net	321,859	334,141
Restricted cash	44,310	63,029
Notes and accounts receivable - long-term	13,828	14,119
Investments in and advances to unconsolidated affiliates	205,313	205,476
Goodwill	141,275	133,518
Other intangible assets, net	113,676	105,100
Asbestos-related insurance recovery receivable	130,434	132,438
Other assets	96,827	90,509
Deferred tax assets	41,638	42,052

TOTAL ASSETS	$2,600,033	$2,733,924

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$13,386	$13,672
Accounts payable	284,260	300,225
Accrued expenses	208,663	232,197
Billings in excess of costs and estimated earnings on uncompleted contracts	537,518	565,101
Income taxes payable	60,090	64,992

Total current liabilities	1,103,917	1,176,187

Long-term debt	121,328	124,034
Deferred tax liabilities	40,265	40,889
Pension, postretirement and other employee benefits	173,763	177,345
Asbestos-related liability	250,578	259,350
Other long-term liabilities	178,321	190,132
Commitments and contingencies

TOTAL LIABILITIES	1,868,172	1,967,937

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	8,192	8,594

TOTAL TEMPORARY EQUITY	8,192	8,594

Equity:
Registered shares:
CHF 3.00 par value; authorized: 171,191,184 shares and 171,018,974 shares, respectively; conditionally authorized: 59,197,513 shares and 59,369,723 shares, respectively; issued: 108,873,228 shares and 108,701,018 shares, respectively; outstanding: 103,113,799 shares and 104,441,589 shares, respectively.	270,179	269,633
Paid-in capital	271,947	266,943
Retained earnings	849,019	835,993
Accumulated other comprehensive loss	(577,933)	(567,603)
Treasury shares (outstanding: 5,759,429 shares and 4,259,429 shares, respectively)	(124,924)	(90,976)

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	688,288	713,990

Noncontrolling interests	35,381	43,403

TOTAL EQUITY	723,669	757,393

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$2,600,033	$2,733,924

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands of dollars)

(unaudited)

	Registered Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Foster Wheeler AG Shareholders’ Equity	Noncontrolling Interests	Total Equity
Three Months Ended March 31, 2012:
Balance at December 31, 2011	$321,181	$606,053	$699,971	$(530,068)	$(409,390)	$687,747	$47,925	$735,672
Net income	-	-	40,646	-	-	40,646	2,397	43,043
Other comprehensive income, net of tax	-	-	-	14,943	-	14,943	1,325	16,268
Issuance of registered shares upon exercise of stock options	105	465	-	-	-	570	-	570
Issuance of registered shares upon vesting of restricted awards	169	(169)	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(11,734)	(11,734)
Share-based compensation expense	-	3,624	-	-	-	3,624	-	3,624
Excess tax shortfall related to share-based compensation	-	(57)	-	-	-	(57)	-	(57)
Repurchase of registered shares	-	-	-	-	(10,955)	(10,955)	-	(10,955)

Balance at March 31, 2012	$321,455	$609,916	$740,617	$(515,125)	$(420,345)	$736,518	$39,913	$776,431

Three Months Ended March 31, 2013:
Balance at December 31, 2012	$269,633	$266,943	$835,993	$(567,603)	$(90,976)	$713,990	$43,403	$757,393
Net income	-	-	13,026	-	-	13,026	3,279	16,305
Other comprehensive loss, net of tax	-	-	-	(10,330)	-	(10,330)	(787)	(11,117)
Issuance of registered shares upon exercise of stock options	97	546	-	-	-	643	-	643
Issuance of registered shares upon vesting of restricted awards	449	(449)	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(10,514)	(10,514)
Share-based compensation expense	-	4,992	-	-	-	4,992	-	4,992
Excess tax shortfall related to share-based compensation	-	(85)	-	-	-	(85)	-	(85)
Repurchase of registered shares	-	-	-	-	(33,948)	(33,948)	-	(33,948)

Balance at March 31, 2013	$270,179	$271,947	$849,019	$(577,933)	$(124,924)	$688,288	$35,381	$723,669

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands of dollars)

(unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,305	$43,043
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	19,261	13,020
Net asbestos-related provision	2,000	1,997
Share-based compensation expense	4,590	4,926
Excess tax shortfall related to share-based compensation	85	57
Deferred income tax provision	4,218	5,467
Loss/(gain) on sale of assets	59	(69)
Equity in earnings of unconsolidated affiliates, net of dividends	(2,023)	(4,412)
Other noncash items, net	(29)	-
Changes in assets and liabilities, net of effects from acquisitions:
Decrease/(increase) in receivables	38,446	(137,021)
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	(36,464)	(9,252)
(Decrease)/increase in accounts payable and accrued expenses	(52,684)	33,407
Net change in other current assets and liabilities	(11,008)	(9,975)
Net change in other long-term assets and liabilities	(19,201)	(11,216)

Net cash used in operating activities	(36,445)	(70,028)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment related to acquisition of a business, net of cash acquired	(24,895)	-
Change in restricted cash	17,929	7,182
Capital expenditures	(7,862)	(7,645)
Proceeds from sale of assets	121	163
Return of investment from unconsolidated affiliates	82	6,117

Net cash (used in)/provided by investing activities	(14,625)	5,817

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	(33,948)	(10,955)
Distributions to noncontrolling interests	(10,514)	(11,734)
Proceeds from stock options exercised	643	570
Excess tax shortfall related to share-based compensation	(85)	(57)
Repayment of debt and capital lease obligations	(632)	(686)

Net cash used in financing activities	(44,536)	(22,862)

Effect of exchange rate changes on cash and cash equivalents	(11,000)	17,928

DECREASE IN CASH AND CASH EQUIVALENTS	(106,606)	(69,145)
Cash and cash equivalents at beginning of year	582,322	718,049

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$475,716	$648,904

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

The consolidated financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”), filed with the Securities and Exchange Commission on March 1, 2013. The consolidated balance sheet as of December 31, 2012 was derived from the audited financial statements included in our 2012 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications include the presentation of our Statement of Comprehensive Income as a result of our adoption of “ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, or ASU No. 2013-02. ASU No. 2013-02 was issued by the Financial Accounting Standards Board in February 2013. The standard requires disclosure of the effects on the line items of net income for significant amounts reclassified out of accumulated other comprehensive income and a cross-reference to other disclosures when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts for pension-related amounts) instead of directly to income or expense. The adoption of this standard did not have an impact on our results of operations, financial position or cash flows.

Reclassifications from accumulated other comprehensive loss related to cash flow hedges amounted to losses of $847 during the first three months of 2013. These losses included amounts related to our consolidated entities and our proportionate share of the impact from interest rate swap contracts in cash flow hedging relationships held by our equity method investees. Amounts that are reclassified from accumulated other comprehensive loss related to cash flow hedges from our consolidated entities are recognized within interest expense on the consolidated statement of operations, whereas amounts related to our equity method investees are recognized within equity earnings in other income, net on the consolidated statement of operations.

Reclassifications from accumulated other comprehensive loss related to pension and other postretirement benefits are included as a component of net periodic pension cost. Please refer to Note 8 for further information.

The tax effect related to foreign currency translation adjustments was inconsequential during the first three months of 2013.

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

	Three Months Ended March 31,
	2013	2012
Number of separate projects	11	11

Net increase in contract profit from the regular revaluation of final estimated contract profit revisions	$19,000	$14,100

The changes in final estimated contract profit revisions for our Global Power Group were increased during the three months ended March 31, 2012 for a favorable settlement with a subcontractor of approximately $6,900 recognized in the first quarter of 2012.

Please see Note 11 for further information related to changes in final estimated contract profit and the impact on business segment results.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims as additional contract revenue if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. These two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. Our consolidated financial statements included commercial claims of $16,000 and $8,800 as of March 31, 2013 and December 31, 2012, respectively; which costs totaling $9,500 had been incurred as of March 31, 2013 and substantially all costs had been incurred as of December 31, 2012.

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. Deferred pre-contract costs were inconsequential as of March 31, 2013 and December 31, 2012.

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

Trade Accounts Receivable — Trade accounts receivable represent amounts billed to customers. In accordance with terms under our long-term contracts, our customers may withhold certain percentages of such billings until completion and acceptance of the work performed, which we refer to as retention receivables. Final payment of retention receivables might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, are included in current assets on the consolidated balance sheet. We have not recorded a provision for the outstanding retention receivable balances as of March 31, 2013 and December 31, 2012.

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

As of March 31, 2013 and December 31, 2012, we participated in certain entities determined to be VIEs, including a gas-fired cogeneration facility in Martinez, California and a refinery/electric power generation project in Chile. We consolidate the operations of the Martinez project while we record our participation in the project in Chile on the equity method of accounting.

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

The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2013	2012
Net income attributable to Foster Wheeler AG	$13,026	$40,646

Basic weighted-average number of shares outstanding	104,386,669	107,774,203
Effect of dilutive securities	253,330	107,604

Diluted weighted-average number of shares outstanding	104,639,999	107,881,807

Earnings per share:
Basic	$0.12	$0.38

Diluted	$0.12	$0.38

The following table summarizes share-based compensation awards not included in the calculation of diluted earnings per share as the assumed proceeds from those awards, on a per share basis, were greater than the average share price for the period, which would result in an antidilutive effect on diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
Stock options	1,574,710	2,022,794

Performance-based restricted share units	1,132,649	131,207

2. Business Combinations

During our U.S. operations’ fiscal first quarter of 2013, we acquired a U.S.-based firm that specializes in the management of construction and commissioning of pharmaceutical and biotech facilities and which also has the capabilities to manage the full engineering, procurement and construction of such facilities. In addition, the acquired business has the ability to provide modular project delivery services on a worldwide basis through its participation in a project-services partnership. At closing, we paid cash consideration net of cash acquired of $24,900, subject to customary working capital adjustments, as specified in the sale and purchase agreement. The sale and purchase agreement also included an earnout provision for additional consideration with an estimated maximum of approximately $6,600, depending on the acquired company’s performance, as defined in the sale and purchase agreement, over a period of approximately 5 years subsequent to the acquisition date. The earnout will be reported as compensation expense in periods subsequent to the acquisition date rather than as part of the purchase price for the business. Our consolidated balance sheet as of March 31, 2013 included a preliminary purchase price allocation for this acquisition. The purchase price allocation and pro forma impact assuming the acquisition had occurred as of the beginning of 2013 were not significant to our consolidated financial statements. The assets, liabilities and results of operations of the acquired business are included within our Global Engineering and Construction Group (“Global E&C Group”) business segment.

In November 2012, we acquired all of the outstanding shares of a privately held multi-discipline full service engineering, procurement, and construction management company located in North America. At closing, we paid cash consideration net of cash acquired of $68,800, subject to customary working capital adjustments, as specified in the sale and purchase agreement. The sale and purchase agreement also included an earnout provision for additional consideration with an estimated maximum of approximately $20,000, depending on the acquired company’s performance, as defined in the sale and purchase agreement, over a period of approximately 5 years subsequent to the acquisition date. The earnout will be reported as compensation expense in periods subsequent to the acquisition date rather than as part of the purchase price for the business. Our consolidated balance sheet as of December 31, 2012 filed in our 2012 Form 10-K included a preliminary purchase price allocation for this acquisition, which did not change as a result of our finalization of the valuation of net assets acquired. The assets, liabilities and results of operations of the acquired business are included within our Global E&C Group business segment.

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

We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for these entities (each as a whole) based on where the projects are located:

	March 31, 2013		December 31, 2012
	Italy	Chile	Italy	Chile
Balance Sheet Data:
Current assets	$143,541	$142,640	$142,584	$137,626
Other assets (primarily buildings and equipment)	343,463	96,147	358,366	98,550
Current liabilities	93,084	62,471	91,085	60,082
Other liabilities (primarily long-term debt)	208,466	16,413	214,025	23,061

Net assets	$185,454	$159,903	$195,840	$153,033

	Three Months Ended March 31,
	2013		2012
	Italy	Chile	Italy	Chile
Income Statement Data:
Total revenues	$33,009	$17,593	$36,751	$24,801
Gross profit/(loss)	196	9,215	(1,765)	13,901
(Loss)/income before income taxes	(1,653)	8,885	(4,247)	14,198
Net (loss)/earnings	(1,271)	6,868	(2,349)	11,796

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

Our consolidated financial statements reflect the following amounts related to our unconsolidated affiliates in Italy and Chile:

	Three Months Ended March 31,
	2013	2012
Equity in the net earnings of unconsolidated affiliates	$4,104	$6,908
Distributions from equity affiliates	$1,943	$8,772

	March 31, 2013	December 31, 2012
Investments in unconsolidated affiliates	$187,460	$187,363

Our equity loss from our projects in Italy were inconsequential in the first three months of 2013 and 2012, respectively.

Our equity earnings from our project in Chile were $4,227 and $7,270 in the first three months of 2013 and 2012, respectively. The decrease in equity earnings from our project in Chile in the three months ended March 31, 2013, compared to the same period in 2012, was primarily driven by the impact of lower marginal rates in 2013 for electrical power generation and a decrease in the volume of electricity produced by the project in 2013 due to a planned maintenance outage.

We have guaranteed certain performance obligations of our project in Chile. We have a contingent obligation, which is measured annually based on the operating results of our project in Chile for the preceding year and is shared equally with our minority interest partner. We did not have a current payment obligation under this guarantee as of March 31, 2013 or December 31, 2012.

In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that our project in Chile does not generate sufficient cash flows to make such payments. We are required to maintain the debt service reserve letter of credit during the term of our project in Chile’s debt, which matures in 2014. As of March 31, 2013, no amounts have been drawn under this letter of credit and we do not anticipate any amounts being drawn under this letter of credit.

We also have a wholly-owned subsidiary that provides operations and maintenance services to our project in Chile. We record the fees for operations and maintenance services in operating revenues on our consolidated statement of operations and the corresponding receivable in trade accounts and notes receivable on our consolidated balance sheet.

Our consolidated financial statements include the following balances related to our project in Chile:

	Three Months Ended March 31,
	2013	2012
Fees for operations and maintenance services (included in operating revenues)	$2,804	$2,634

	March 31, 2013	December 31, 2012
Receivable from our unconsolidated affiliate in Chile (included in trade receivables)	$19,121	$16,933

We also have guaranteed the performance obligations of our wholly-owned subsidiary under the operations and maintenance agreement governing our project in Chile. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have ever been paid under the guarantee.

Other Investments

We are the majority equity partner and general partner of a gas-fired cogeneration project in Martinez, California, which we have determined to be a VIE as of March 31, 2013 and December 31, 2012. We are the primary beneficiary of the VIE, since we have the power to direct the activities that most significantly impact the VIE’s performance. These activities include the operations and maintenance of the facilities. Accordingly, as the primary beneficiary of the VIE, we have consolidated this entity. The aggregate net assets of this entity are presented below.

Balance Sheet Data (excluding intercompany balances):	March 31, 2013	December 31, 2012
Current assets	$6,673	$15,610
Other assets (primarily buildings and equipment)	38,391	39,194
Current liabilities	4,218	4,825
Other liabilities	5,344	5,452

Net assets	$35,502	$44,527

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

	Global E&C Group		Global Power Group
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
North America	$65,797	$55,962	$4,266	$4,266
Asia	867	858	-	-
Europe	2,414	2,568	67,931	69,864

Total	$69,078	$59,388	$72,197	$74,130

Our Global E&C Group’s North America goodwill balance includes an increase of $10,193 related to our acquisition during the three months ended March 31, 2013. Please see Note 2 for further information regarding this acquisition.

The following table sets forth amounts relating to our identifiable intangible assets:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$40,839	$(32,596)	$8,243	$41,103	$(32,273)	$8,830
Trademarks	64,353	(31,744)	32,609	64,582	(31,483)	33,099
Customer relationships, pipeline and backlog	84,712	(17,155)	67,557	72,050	(14,531)	57,519
Technology	6,412	(1,145)	5,267	6,594	(942)	5,652

Total	$196,316	$(82,640)	$113,676	$184,329	$(79,229)	$105,100

As of March 31, 2013, the net carrying amounts of our identifiable intangible assets were $48,681 for our Global Power Group and $64,995 for our Global E&C Group. Amortization expense related to identifiable intangible assets is recorded within cost of operating revenues on the consolidated statement of operations. Amortization expense related to assets other than identifiable intangible assets was not material in the three months ended March 31, 2013 and 2012.

The following table details amortization expense related to identifiable intangible assets by period:

	Three Months Ended March 31,
	2013	2012
Amortization expense	$4,054	$3,022

Approximate full year amortization expense for years:
2013		$16,200
2014		15,700
2015		11,100
2016		8,700
2017		8,200

5. Borrowings

The following table shows the components of our long-term debt:

	March 31, 2013			December 31, 2012
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$2,514	$52,778	$55,292	$2,545	$53,780	$56,325
Special-Purpose Limited Recourse Project Debt:
FW Power S.r.l.	8,960	59,871	68,831	9,215	61,575	70,790
Energia Holdings, LLC at 11.443% interest, due April 15, 2015	1,912	7,396	9,308	1,912	7,396	9,308
Subordinated Robbins Facility Exit Funding Obligations: 1999C Bonds at 7.25% interest, due October 15, 2024	-	1,283	1,283	-	1,283	1,283

Total	$13,386	$121,328	$134,714	$13,672	$124,034	$137,706

Estimated fair value			$152,100			$155,718

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

Our new senior credit agreement contains various customary restrictive covenants. In addition, our new senior credit agreement contains financial covenants relating to leverage and interest coverage ratios. Our total leverage ratio compares total indebtedness to EBITDA and our total interest coverage ratio compares EBITDA to interest expense. Both the leverage and interest coverage ratios are measured quarterly. In addition, the leverage ratio is measured as of any date of determination for certain significant events. All such terms are defined in our new senior credit agreement. We have been in compliance with all financial covenants and other provisions of both our August 2012 and our July 2010 senior credit agreements, while the respective agreements were in effect during the three months ended March 31, 2013 and 2012.

We had approximately $218,600 and $250,600 of letters of credit outstanding under our senior credit agreements in effect as of March 31, 2013 and December 31, 2012, respectively. The letter of credit fees under our senior credit agreements in effect as of March 31, 2013 and December 31, 2012 ranged from 0.75% to 1.50% of the outstanding amount, excluding fronting fees. There were no funded borrowings outstanding under our senior credit agreements in effect as of March 31, 2013 and December 31, 2012.

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

Based on the minimum statutory funding requirements for 2013, we are not required to make any mandatory contributions to our U.S. pension plans. The following table provides details on 2013 mandatory contribution activity for our non-U.S. pension plans:

Contributions in the three months ended March 31,2013	$5,000
Remaining contributions expected for the year 2013	16,300

Contributions expected for the year 2013	$21,300

We did not make any discretionary contributions during the first three months of 2013; however, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during the remainder of 2013.

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

Components of net periodic benefit cost include:

	Defined Benefit Pension Plans		OPEB Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Net periodic benefit cost:
Service cost	$300	$275	$18	$24
Interest cost	12,829	13,134	859	805
Expected return on plan assets	(16,291)	(16,015)	-	-
Amortization of net actuarial loss	4,474	4,136	190	120
Amortization of prior service credit	(390)	(393)	(874)	(879)
Amortization of transition obligation	14	13	-	-

Net periodic benefit cost	$936	$1,150	$193	$70

The components of net periodic benefit cost are recognized within cost of operating revenues and selling, general and administrative expenses on our consolidated statement of operations. Please refer to Note 1 for further discussion on the timing of when items in cost of operating revenues are recognized on our consolidated statement of operations under our accounting policy for revenue recognition on long-term contracts, which utilizes the percentage-of-completion method. The offsetting effect of the amortization components of net periodic benefit cost listed above are included in other comprehensive income on our consolidated statement of comprehensive income along with their corresponding tax effects.

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

	Maximum	Carrying Amount of Liability
	Potential Payment	March 31, 2013	December 31, 2012
Environmental indemnifications	No limit	$7,100	$8,500
Tax indemnifications	No limit	$-	$-

We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Three Months Ended March 31,
	2013	2012
Warranty Liability:
Balance at beginning of year	$90,100	$93,000
Accruals	6,100	8,400
Settlements	(2,000)	(2,800)
Adjustments to provisions, including foreign currency translation	(5,900)	(4,100)

Balance at end of period	$88,300	$94,500

We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $932,900 and $1,015,900 as of March 31, 2013 and December 31, 2012, respectively, primarily for guarantees of our performance on projects currently in execution or under warranty. These amounts include the standby letters of credit issued under our senior unsecured credit agreement discussed in Note 5 and under other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.

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

Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2013	December 31, 2012	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$-	$-	Other long-term liabilities	$10,025	$10,490
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	1,450	6,040	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	9,221	4,895
Foreign currency forward contracts	Other accounts receivable	489	1,357	Accounts payable	509	29

Total derivatives		$1,939	$7,397		$19,755	$15,414

Foreign Currency Exchange Rate Risk

We operate on a worldwide basis with operations that subject us to foreign currency exchange rate risk mainly relative to the British pound, Chinese Yuan, Euro and U.S. dollar as of March 31, 2013. Under our risk management policies, we do not hedge translation risk exposure. All activities of our affiliates are recorded in their functional currency, which is typically the local currency in the country of domicile of the affiliate. In the ordinary course of business, our affiliates enter into transactions in currencies other than their respective functional currencies. We seek to minimize the resulting foreign currency transaction risk by contracting for the procurement of goods and services in the same currency as the sales value of the related long-term contract. We further mitigate the risk through the use of foreign currency forward contracts to hedge the exposed item, such as anticipated purchases or revenues, back to their functional currency.

The notional amount of our foreign currency forward contracts provides one measure of our transaction volume outstanding as of the balance sheet date. As of March 31, 2013, we had a total gross notional amount, measured in U.S. dollar equivalent, of approximately $494,800 related to foreign currency forward contracts. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contract maturity dates range from the remainder of 2013 through 2015.

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

The gain or loss from the remaining uncompleted portion of our projects and other non-project related transactions were as follows:

	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Recognized	Three Months Ended March 31,
Hedging Instruments	in Income on Derivatives	2013	2012
Foreign currency forward contracts	Cost of operating revenues	$(7,320)	$3,146
Foreign currency forward contracts	Other deductions, net	(1,276)	91

Total		$(8,596)	$3,237

The mark-to-market adjustments on foreign currency forward contracts for these unrealized gains or losses are primarily recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.

During the three months ended March 31, 2013 and 2012, we included net cash (outflows)/inflows on the settlement of derivatives of $(889) and $713, respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities on the consolidated statement of cash flows.

Interest Rate Risk

We use interest rate swap contracts to manage interest rate risk associated with a portion of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps for our consolidated entities was $59,200 as of March 31, 2013.

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

The impact from interest rate swap contracts in cash flow hedging relationships for our consolidated entities was as follows:

	Three Months Ended March 31,
	2013	2012
Loss recognized in other comprehensive income	$(448)	$(1,156)
Loss reclassified from accumulated other comprehensive loss to net income	625	485

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

9. Share-Based Compensation Plans

Our share-based compensation plans include both stock options and restricted awards. The following table summarizes our share-based compensation expense and related income tax benefit:

	Three Months Ended March 31,
	2013	2012
Share-based compensation	$4,590	$4,926
Related income tax benefit	185	110

As of March 31, 2013, we had total unrecognized compensation cost related to restricted share units, or RSUs, performance-based restricted share units, or performance RSUs, and stock options of $21,048, $10,372 and $6,453, respectively. Those amounts are expected to be recognized as expense over a weighted-average period of approximately two years.

We estimate the fair value of RSU awards using the market price of our shares on the date of grant. We then recognize the fair value of each RSU award as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period).

Under our performance RSU awards, the number of restricted share units that ultimately vest depend on our share price performance against specified performance goals, which are defined in our performance RSU award agreements. We estimate the grant date fair value of each performance RSU award using a Monte Carlo valuation model. We then recognize the fair value of each performance RSU award as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period).

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

Reconciliations of temporary equity for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Balance at beginning of year	$8,594	$4,993
Compensation cost during the period for those equity awards with intrinsic value on the grant date	3,392	3,058
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(3,794)	(1,756)

Balance at end of period	$8,192	$6,295

Our articles of association provide for conditional capital for the issuance of shares under our share-based compensation plans and other convertible or exercisable securities we may issue in the future. Conditional capital decreases upon issuance of shares in connection with the exercise of outstanding stock options or vesting of restricted awards, with an offsetting increase to our issued and authorized share capital. As of March 31, 2013, our remaining available conditional capital was 59,197,513 shares.

10. Income Taxes

Although we are a Swiss corporation, our shares are listed on a U.S. exchange; therefore, we reconcile our effective tax rate to the U.S. federal statutory rate of 35% to facilitate meaningful comparison with peer companies in the U.S. capital markets. Our effective tax rate can fluctuate significantly from period to period and may differ considerably from the U.S. federal statutory rate as a result of (i) income taxed in various non-U.S. jurisdictions with rates different from the U.S. statutory rate, (ii) our inability to recognize a tax benefit for losses generated by certain unprofitable operations and (iii) the varying mix of income earned in the jurisdictions in which we operate. In addition, our deferred tax assets are reduced by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of loss carryforwards (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pre-tax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate. Conversely, in periods when operating units subject to a valuation allowance generate pre-tax losses, the corresponding increase in the valuation allowance has an unfavorable impact on our effective tax rate.

Effective Tax Rate for 2013

Our effective tax rate for the first three months of 2013 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in non-U.S. jurisdictions which is expected to contribute to an approximate 17-percentage point reduction in our effective tax rate for the full year 2013, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items; and

•

A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which is expected to contribute to an approximate six-percentage point increase in our effective tax rate for the full year 2013.

Effective Tax Rate for 2012

Our effective tax rate for the first three months of 2012 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in non-U.S. jurisdictions which contributed to an approximate 16-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items; and

•

A valuation allowance increase because we were unable to recognize a tax benefit for year-to-date losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which contributed to an approximate three-percentage point increase in our effective tax rate for 2012.

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

A number of tax years are under audit by the relevant tax authorities in various jurisdictions, including the U.S. and several states within the U.S. We anticipate that several of these audits may be concluded in the foreseeable future, including in the remainder of 2013. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the magnitude of any such reduction at this time. We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations.

11. Business Segments

We operate through two operating segments, or groups: our Global E&C Group and our Global Power Group.

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

Operating Revenues

We conduct our business on a global basis. Operating revenues by industry, operating segment and geographic regions, based upon where our projects are being executed, were as follows:

	Three Months Ended March 31,
	2013	2012
Operating Revenues (Third-Party) by Industry:
Power generation	$182,464	$252,115
Oil refining	323,738	325,161
Pharmaceutical	37,846	12,979
Oil and gas	85,258	231,551
Chemical/petrochemical	102,179	68,320
Power plant operation and maintenance	50,771	29,280
Environmental	1,224	2,188
Other, net of eliminations	12,808	11,502

Total	$796,288	$933,096

Operating Revenues (Third-Party) by Business Segment:
Global E&C Group	$587,974	$670,873
Global Power Group	208,314	262,223

Total	$796,288	$933,096

Operating Revenues (Third-Party) by Geographic Region
Africa	$18,912	$22,752
Asia Pacific	193,013	405,672
Europe	188,189	218,777
Middle East	64,923	48,284
North America	247,738	158,491
South America	83,513	79,120

Total	$796,288	$933,096

EBITDA

EBITDA is the primary measure of operating performance used by our chief operating decision maker. We define EBITDA as net income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization.

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

	Three Months Ended March 31,
	2013	2012
EBITDA:
Global E&C Group	$35,188	$46,928
Global Power Group	24,728	52,316
C&F Group *	(19,797)	(27,278)

Total	40,119	71,966

Add: Net income attributable to noncontrolling interests	3,279	2,397
Less: Interest expense	2,672	3,416
Less: Depreciation and amortization**	19,261	13,020

Income before income taxes	21,465	57,927
Less: Provision for income taxes	5,160	14,884

Net income	16,305	43,043
Less: Net income attributable to noncontrolling interests	3,279	2,397

Net income attributable to Foster Wheeler AG	$13,026	$40,646

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.
**

Depreciation expense for the three months ended March 31, 2013 included an impairment charge of $3,919 recognized in connection with our Camden, New Jersey waste-to-energy facility within our Global Power Group business segment. Please refer to the description below for further information.

EBITDA in the above table includes the following:

	Three Months Ended March 31,
	2013	2012
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group	$10,500	$3,800
Global Power Group(2)	8,500	10,300

Total	$19,000	$14,100

Net asbestos-related provision in our C&F Group(3)	$2,000	$2,000
Charges for severance-related postemployment benefits:
Global E&C Group	$1,200	$-
Global Power Group	400	-
C&F Group	400	-

Total	$2,000	$-

(1)	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.
(2)

The changes in final estimated contract profit revisions for our Global Power Group were increased during the three months ended March 31, 2012 for a favorable settlement with a subcontractor of approximately $6,900.

(3)	Please refer to Note 12 for further information regarding the revaluation of our asbestos liability and related asset.

The accounting policies of our business segments are the same as those described in our summary of significant accounting policies as disclosed in our 2012 Form 10-K. The only significant intersegment transactions relate to interest on intercompany balances. We account for interest on those arrangements as if they were third-party transactions (i.e., at current market rates) and we include the elimination of that activity in the results of the C&F Group.

During the three months ended March 31, 2013, we recorded an impairment charge of $3,919 at our Camden, New Jersey waste-to-energy facility within our Global Power Group business segment. This charge was in addition to an impairment charge of $11,455 recorded during the fourth quarter of 2012. The impairment charges in both periods included estimates related to the continued operation of the facility and potential sale of the facility. The charge in the three months ended March 31, 2013 was the result of updating our estimate related to the potential sale of the facility and the impairment charge was recorded as depreciation expense within cost of operating revenues on our consolidated statement of operations. After recording the impairment charge and after approval of the plan to sell the facility, discussed below, the carrying value of the facility’s fixed assets approximated fair value.

On April 17, 2013, our Board of Directors approved a plan to sell our waste-to-energy facility in Camden, New Jersey. We currently anticipate completing the sale within one year. As a result of our Board of Director’s decision on April 17, 2013, the Camden facility’s assets have been classified as held for sale, subsequent to the March 31, 2013 balance sheet date, and will be classified as discontinued operations in our financial statements in subsequent periods.

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

United States

A summary of our U.S. claim activity is as follows:

	Three Months Ended March 31,
	2013	2012
Number of Claims by period:
Open claims at beginning of period	125,310	124,540
New claims	1,210	1,160
Claims resolved	(1,040)	(1,420)

Open claims at end of period	125,480	124,280

We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through the first quarter of 2028. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

United States Asbestos	March 31, 2013	December 31, 2012
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$24,738	$33,626
Asbestos-related insurance recovery receivable	102,893	102,751

Total asbestos-related assets	$127,631	$136,377

Asbestos-related liabilities recorded within:
Accrued expenses	$41,875	$47,900
Asbestos-related liability	220,909	227,400

Total asbestos-related liabilities	$262,784	$275,300

Liability balance by claim category:
Open claims	$41,322	$42,700
Future unasserted claims	221,462	232,600

Total asbestos-related liabilities	$262,784	$275,300

We have worked with Analysis, Research & Planning Corporation, or ARPC, nationally recognized consultants in the U.S. with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at each year-end based on a forecast for the next 15 years. Each year we have recorded our estimated asbestos liability at a level consistent with ARPC’s reasonable best estimate. Our estimated asbestos liability decreased during the first three months of 2013 as a result of indemnity and defense cost payments totaling approximately $14,600, partially offset by an increase of $2,000 related to the accrual of our rolling 15-year asbestos-related liability estimate. The total asbestos-related liabilities are comprised of our estimates for our liability relating to open (outstanding) claims being valued and our liability for future unasserted claims through the first quarter of 2028.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type – mesothelioma, lung cancer and non-malignancies – and the breakdown of known and future claims into disease type – mesothelioma, lung cancer and non-malignancies, as well as other factors. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through the first quarter of 2028, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after the first quarter of 2028, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after the first quarter of 2028.

Through March 31, 2013, total cumulative indemnity costs paid, prior to insurance recoveries, were approximately $805,000 and total cumulative defense costs paid were approximately $393,900, or approximately 33% of total defense and indemnity costs. The overall historic average combined indemnity and defense cost per resolved claim through March 31, 2013 has been approximately $3.2. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.

Over the last several years, certain of our subsidiaries have entered into settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. As our subsidiaries reach agreements with their insurers to settle their disputed asbestos-related insurance coverage, we increase our asbestos-related insurance asset and record settlement gains.

Asbestos-related assets under executed settlement agreements with insurers due in the next 12 months are recorded within accounts and notes receivable-other and amounts due beyond 12 months are recorded within asbestos-related insurance recovery receivable. Asbestos-related insurance recovery receivable also includes our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through the first quarter of 2028. Our asbestos-related assets have not been discounted for the time value of money.

Our insurance recoveries may be limited by future insolvencies among our insurers. Other than receivables related to bankruptcy court-approved settlements during liquidation proceedings, we have not assumed recovery in the estimate of our asbestos-related insurance asset from any of our currently insolvent insurers. We have considered the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. As of March 31, 2013 and December 31, 2012, we have not recorded an allowance for uncollectible balances against our asbestos-related insurance assets. We write off receivables from insurers that have become insolvent; there were no such write-offs during the three months ended March 31, 2013 and 2012. Insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. If we fail to realize the expected insurance recoveries, or experience delays in receiving material amounts from our insurers, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Our net asbestos-related provision during the three months ended March 31, 2013 and 2012 was $2,000 and $1,997, respectively, and the provision in each period was the result of the accrual of our rolling 15-year asbestos liability estimate.

The following table summarizes our approximate asbestos-related payments and insurance proceeds:

	Three Months Ended March 31,
	2013	2012
Asbestos litigation, defense and case resolution payments	$14,600	$15,300
Insurance proceeds	(8,900)	(10,500)

Net asbestos-related payments	$5,700	$4,800

We expect to have net cash outflows of $14,700 during the full year 2013 as a result of asbestos liability indemnity and defense payments in excess of insurance proceeds. This estimate assumes no settlements with insurance companies and no elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.

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

Based on our December 31, 2012 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $42,000 and the impact on expense would be dependent upon available additional insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge on our consolidated statement of operations of approximately 85% of the increase in the liability. Long-term cash flows would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries will decline.

United Kingdom

Some of our subsidiaries in the U.K. have also received claims alleging personal injury arising from exposure to asbestos. To date, 1,026 claims have been brought against our U.K. subsidiaries, of which 299 remained open as of March 31, 2013. None of the settled claims have resulted in material costs to us.

The following table summarizes our asbestos-related liabilities and assets for our U.K. subsidiaries based on open (outstanding) claims and our estimate for future unasserted claims through the first quarter of 2028:

United Kingdom Asbestos	March 31, 2013	December 31, 2012
Asbestos-related assets:
Accounts and notes receivable-other	$961	$1,022
Asbestos-related insurance recovery receivable	27,541	29,687

Total asbestos-related assets	$28,502	$30,709

Asbestos-related liabilities:
Accrued expenses	$961	$1,022
Asbestos-related liability	29,669	31,950

Total asbestos-related liabilities	$30,630	$32,972

Liability balance by claim category:
Open claims	$7,004	$7,843
Future unasserted claims	23,626	25,129

Total asbestos-related liabilities	$30,630	$32,972

The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability recorded in the U.K. would increase to approximately $43,300, with a corresponding increase in the asbestos-related asset.

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

Power Plant Arbitration – United States

In June 2011, a demand for arbitration was filed with the American Arbitration Association by our client’s erection contractor against our client and us in connection with a power plant project in the U.S. At that time, no details of the erection contractor’s claims were included with the demand. The arbitration panel was formed on September 26, 2012 and a detailed Statement of Claim from the erection contractor was delivered to the panel on October 24, 2012. According to the claim, the erection contractor is seeking unpaid contract amounts from our client and additional compensation from our client and us for alleged delays, disruptions, inefficiencies, and extra work in connection with the erection of the plant. We supplied the steam generation equipment for the project under contract with our client, the power plant owner. The turbine contractor, who supplied the turbine, electricity generator and other plant equipment under a separate contract with the power plant owner, has also been included as a party in the arbitration. The erection contractor is seeking approximately $240,000 in damages, exclusive of interest, from our client. Of this amount, the statement of claim asserts that approximately $150,000 is related to the steam generation equipment, and alleges failure on our part in connection with our performance under our steam generation equipment supply contract; those damages are claimed jointly against us and our client, the power plant owner. The claims against us by the erection contractor allege negligence and, in its purported capacity as a third party beneficiary and assignee of our steam generation equipment supply contract, breach of contract.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in thousands of dollars, except share data and per share amounts)

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and results of operations for the periods indicated below. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2012, which we refer to as our 2012 Form 10-K.

Safe Harbor Statement

This management’s discussion and analysis of financial condition and results of operations, other sections of this quarterly report on Form 10-Q and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler AG and the various industries within which we operate. These include statements regarding our expectations about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims, and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described in Part I, Item 1A, “Risk Factors,” in our 2012 Form 10-K, which we filed with the Securities and Exchange Commission, or SEC, on March 1, 2013, the factors described in Part II, Item 1A, “Risk Factors,” in this quarterly report on Form 10-Q, and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

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

We have been exploring, and intend to continue to explore, acquisitions within the engineering and construction industry to strategically complement or expand on our Global E&C Group’s technical capabilities or access to new market segments. During our U.S. operations’ fiscal first quarter of 2013, we acquired a U.S.-based firm that specializes in the management of construction and commissioning of pharmaceutical and biotech facilities and which also has the capabilities to manage the full engineering, procurement and construction of such facilities. In addition, in November 2012, we acquired all of the outstanding shares of a privately held multi-discipline full service engineering, procurement, and construction management company located in North America. The results of operations of these acquired businesses have been included in our Global E&C Group. We are also exploring acquisitions within the power generation industry to complement the products which our Global Power Group offers. There is no assurance that we will consummate any acquisitions in the future. Please refer to Note 2 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our acquisition activities in 2013 and 2012.

Summary Financial Results for the Three Months Ended March 31, 2013 and 2012

Our summary financial results for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Consolidated Statement of Operations Data:
Operating revenues(1)	$796,288	$933,096
Contract profit(1)	115,709	139,332
Selling, general and administrative expenses(1)	90,473	83,281
Net income attributable to Foster Wheeler AG	$13,026	$40,646
Earnings per share :
Basic	$0.12	$0.38
Diluted	$0.12	$0.38
Net cash used in operating activities(2)	$(36,445)	$(70,028)

(1)	Please refer to the section entitled “—Results of Operations” within this Item 2 for further discussion.
(2)	Please refer to the section entitled “—Liquidity and Capital Resources” within this Item 2 for further discussion.

Cash and cash equivalents totaled $475,716 and $582,322 as of March 31, 2013 and December 31, 2012, respectively.

Net income attributable to Foster Wheeler AG decreased in the first three months of 2013, compared to the same period of 2012. This decrease was primarily driven by the pre-tax decrease in contract profit of $19,500, which excluded the increase in net foreign exchange transaction losses and the impact of our two business acquisitions discussed above. The decrease in net income attributable to Foster Wheeler AG also includes the aggregate impact of an increase in net foreign exchange transaction losses of $11,100, which were recognized in cost of operating revenues and other deductions, net of $7,300 and $3,800, respectively. The above decreases were partially offset by the favorable impact of our two business acquisitions discussed above.

Please refer to the discussion within the section entitled “—Results of Operations” within this Item 2.

Challenges and Drivers

Our primary operating focus continues to be booking quality new business and effectively and efficiently executing our contracts. The global markets in which we operate are largely dependent on overall economic conditions and global or regional economic growth rates and the resultant demand for oil and gas, electric power, petrochemicals and refined products. Both of our business groups have been impacted by unfavorable economic growth rates in most of their respective global markets in recent years. Additionally, there is potential downside risk to continued unfavorable global economic growth rates driven primarily by continued sovereign debt and bank funding pressures in the Eurozone, the speed at which governmental efforts directed at spending and debt reduction are being implemented, a slowdown in the economic growth rate in China and geopolitical oil supply risks, which could impact global economic growth through a significant rise in oil prices. If these risks materialize, both of our business groups could be impacted.

In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and we believe that this long-term demand will continue to stimulate investment by our clients in new, expanded and upgraded facilities. Our clients plan their investments based on long-term time horizons. We believe that global demand for energy, chemicals and pharmaceuticals will continue to grow over the long-term and that clients will continue to invest in new and upgraded capacity to meet that demand. Global markets in the engineering and construction industry have experienced intense competition among engineering and construction contractors and pricing pressure for contracts awarded. We have seen instances of protracted client bidding and contract award processes and some clients have been releasing, and we expect will continue to release, tranches of work on a piecemeal basis. However, we are seeing clients continuing to develop new projects and, after making final investment decisions, moving forward with previously planned projects. The challenges and drivers for our Global E&C Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global E&C Group-Overview of Segment,” within this Item 2.

We believe that a gradual upturn in global economic growth will begin during 2013, which we further believe will improve demand for the products and services of our Global Power Group in 2013, compared to 2012. However, a number of constraining market factors continue to impact the markets that we serve. These factors include political and environmental sensitivity regarding coal-fired steam generators, particularly in the U.S. and Western Europe, and the outlook for continued lower natural gas pricing over the next three to five years, which has increased the attractiveness of natural gas, in relation to coal and renewables, for the generation of electricity. In addition, the constraints on the global credit market may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. These factors may continue in the future. The challenges and drivers for our Global Power Group are discussed in more detail in the section entitled “—Results of Operations-Business Segments-Global Power Group-Overview of Segment,” within this Item 2.

New Orders and Backlog of Unfilled Orders

The tables below summarize our new orders and backlog of unfilled orders by period:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
New orders, measured in future revenues:
Global E&C Group*	$467,700	$852,900	$672,600
Global Power Group	198,900	125,300	161,700

Total*	$666,600	$978,200	$834,300

* Balancesinclude the following Global E&C Group flow-through revenues, as defined in the section entitled “—Results of Operations-Operating Revenues” within this Item 2:	$132,200	$(13,600)	$301,600

	As of
	March 31, 2013	December 31, 2012
Backlog of unfilled orders, measured in future revenues	$3,460,000	$3,648,000
Backlog, measured in Foster Wheeler scope*	$2,765,300	$2,950,200
Global E&C Group man-hours in backlog (in thousands)	16,200	17,000

*	As defined in the section entitled “—Backlog and New Orders” within this Item 2.

Please refer to the section entitled “—Backlog and New Orders” within this Item 2 for further detail.

Results of Operations

Operating Revenues

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Global E&C Group	$587,974	$670,873	$(82,899)	(12.4)%
Global Power Group	208,314	262,223	(53,909)	(20.6)%

Total	$796,288	$933,096	$(136,808)	(14.7)%

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

Our operating revenues by geographic region, based upon where our projects are being executed, for the three months ended March 31, 2013 and 2012, were as follows:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Africa	$18,912	$22,752	$(3,840)	(16.9)%
Asia Pacific	193,013	405,672	(212,659)	(52.4)%
Europe	188,189	218,777	(30,588)	(14.0)%
Middle East	64,923	48,284	16,639	34.5%
North America	247,738	158,491	89,247	56.3%
South America	83,513	79,120	4,393	5.6%

Total	$796,288	$933,096	$(136,808)	(14.7)%

Our operating revenues decreased in the three months ended March 31, 2013, compared to the same period in 2012, primarily as a result of decreased flow-through revenues of $142,000, as described below. The decrease was partially offset by the favorable impact in 2013 related to two businesses acquired by our Global E&C Group subsequent to the three months ended March 31, 2012. Excluding the impact of the change in flow-through revenues, our acquisitions and currency fluctuations, our operating revenues decreased 5% in the three months ended March 31, 2013, compared to the same period in 2012, which was the net result of decreased operating revenues in our Global Power Group, partially offset by increased operating revenues in our Global E&C Group.

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

Contract Profit

Three Months Ended March 31,

2013	2012	$ Change	% Change
$115,709	$139,332	$(23,623)	(17.0)%

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

Contract profit decreased during the three months ended March 31, 2013, compared to the same period in 2012. The decrease was the result of decreased contract profit by both our Global E&C Group and our Global Power Group. The decrease in contract profit in our Global E&C Group included the unfavorable impact related to a change in net foreign exchange transaction gains and losses of $8,600, and the decrease in contract profit in our Global Power Group included an impairment charge of $3,900 recognized during the three months ended March 31, 2013 in connection with our Camden, New Jersey waste-to-energy facility.

Please refer to the section entitled “—Business Segments,” within this Item 2, for further information related to contract profit and contract profit margins for both of our operating groups.

Selling, General and Administrative (SG&A) Expenses

Three Months Ended March 31,

2013	2012	$ Change	% Change
$90,473	$83,281	$7,192	8.6%

SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.

SG&A expenses increased in the first three months of 2013, compared to the same period in 2012, primarily as a result of increased sales pursuit costs of $2,700, additional SG&A expenses related to our two businesses acquired subsequent to the three months ended March 31, 2012 of $2,400, a charge for severance-related postemployment benefits of $1,400 recognized in the first three months of 2013 and increased general overhead costs of $600. The severance-related postemployment benefits charge of $1,400 referenced above included charges in our Global E&C Group and our C&F Group of $1,000 and $400, respectively.

Other Income, net

Three Months Ended March 31,

2013	2012	$ Change	% Change
$4,751	$8,184	$(3,433)	(41.9)%

Other income, net in the three months ended March 31, 2013 consisted primarily of equity earnings of $4,000 generated from our investments, primarily from our ownership interests in build, own and operate projects in Chile and Italy. Our equity earnings from our Global Power Group’s project in Chile were $4,200 during the three months ended March 31, 2013, while equity earnings from our Global E&C Group’s projects in Italy were inconsequential during that period.

Other income, net decreased in the first three months of 2013, compared to the same period in 2012, primarily driven by decreased equity earnings in our Global Power Group’s project in Chile of $3,100.

For further information related to our equity earnings, please refer to the sections within this Item 2 entitled “—Business Segments-Global Power Group” for our Global Power Group’s project in Chile and “—Business Segments-Global E&C Group” for our Global E&C Group’s projects in Italy, as well as Note 3 to the consolidated financial statements included in this quarterly report on Form 10-Q.

Other Deductions, net

Three Months Ended March 31,

2013	2012	$ Change	% Change
$5,312	$4,064	$1,248	30.7%

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

Other deductions, net in the first three months of 2013 consisted primarily of legal fees of $5,500 and a net foreign exchange transaction loss of $1,300, partially offset by a net benefit for previously accrued tax penalties on unrecognized tax benefits that were ultimately not assessed of $1,300. The increase in other deductions, net in the first three months of 2013, compared to the same period in 2012, was primarily the result of an unfavorable impact of $3,800 related to the change in net foreign exchange transaction gains and losses, partially offset by the favorable change in accrued tax penalties on unrecognized tax benefits of $1,700, which included the net benefit of previously accrued tax penalties on unrecognized tax benefits that were ultimately not assessed during first three months of 2013 of $1,300.

Interest Income

Three Months Ended March 31,

2013	2012	$ Change	% Change
$1,462	$3,169	$(1,707)	(53.9)%

Interest income decreased in the three months ended March 31, 2013, compared to the same period in 2012, primarily as a result of lower average cash and cash equivalents balances and lower investment yields on cash and cash equivalents balances.

Interest Expense

Three Months Ended March 31,

2013	2012	$ Change	% Change
$2,672	$3,416	$(744)	(21.8)%

Interest expense decreased in the three months ended March 31, 2013, compared to the same period in 2012, primarily as a result of the favorable impact from decreased average borrowings, excluding foreign currency translation effects.

Net Asbestos-Related Provision

Three Months Ended March 31,

2013	2012	$ Change	% Change
$2,000	$1,997	$3	N/M

N/M - Not meaningful.

The net asbestos-related provision was relatively unchanged during the first three months of 2013, compared to the same period in 2012.

Provision for Income Taxes

	Three Months Ended March 31,

	2013	2012	$ Change	% Change
Provision for income taxes	$5,160	$14,884	$(9,724)	(65.3)%
Effective tax rate	24.0%	25.7%

Although we are a Swiss corporation, our shares are listed on a U.S. exchange; therefore, we reconcile our effective tax rate to the U.S. federal statutory rate of 35% to facilitate meaningful comparison with peer companies in the U.S. capital markets. Our effective tax rate can fluctuate significantly from period to period and may differ considerably from the U.S. federal statutory rate as a result of (i) income taxed in various non-U.S. jurisdictions with rates different from the U.S. statutory rate, (ii) our inability to recognize a tax benefit for losses generated by certain unprofitable operations and (iii) the varying mix of income earned in the jurisdictions in which we operate. In addition, our deferred tax assets are reduced by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of loss carryforwards (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pre-tax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate. Conversely, in periods when operating units subject to a valuation allowance generate pre-tax losses, the corresponding increase in the valuation allowance has an unfavorable impact on our effective tax rate.

Effective Tax Rate for 2013

Our effective tax rate for the first three months of 2013 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in non-U.S. tax jurisdictions which is expected to contribute to an approximate 17-percentage point reduction in our effective tax rate for the full year 2013, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items; and

•

A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which is expected to contribute to an approximate six-percentage point increase in our effective tax rate for the full year 2013.

Effective Tax Rate for 2012

Our effective tax rate for the first three months of 2012 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in non-U.S. tax jurisdictions which contributed to an approximate 16-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items; and

•

A valuation allowance increase because we were unable to recognize a tax benefit for year-to-date losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which contributed to an approximate three-percentage point increase in our effective tax rate for 2012.

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

Net Income Attributable to Noncontrolling Interests

Three Months Ended March 31,
2013	2012	$ Change	% Change

$3,279	$2,397	$882	36.8%

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

Net income attributable to noncontrolling interests increased during the first three months of 2013, compared to the same period in 2012, which was primarily the net result of an increase in net income from our subsidiary in Martinez, California, partially offset by a decrease in net income from our subsidiaries in Malaysia and Poland.

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

Three Months Ended March 31,
2013	2012	$ Change	% Change

$40,119	$71,966	$(31,847)	(44.3)%

EBITDA decreased in the first three months of 2013, compared to the same period in 2012. This decrease was primarily driven by the decrease in contract profit of $19,500, excluding the increase in net foreign exchange transaction losses and the impact of our two business acquisitions. The decrease in EBITDA also includes the aggregate impact of an increase in net foreign exchange transaction losses of $11,100, which were recognized in cost of operating revenues and other deductions, net of $7,300 and $3,800, respectively, and the unfavorable impact of a severance-related postemployment benefits charge of $2,000 recognized during the first three months of 2013. The above decreases were partially offset by the favorable impact of our two business acquisitions. The severance-related postemployment benefits charge of $2,000 recognized during the first three months of 2013 included charges in SG&A and cost of operating revenues of $1,400 and $600, respectively.

Please refer to the preceding discussion of each of these items within this “—Results of Operations” section and the individual segment explanations below for additional details.

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

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below.

	Three Months Ended March 31,
	2013	2012
EBITDA:
Global E&C Group	$35,188	$46,928
Global Power Group	24,728	52,316
C&F Group*	(19,797)	(27,278)

Total	40,119	71,966

Less: Interest expense	2,672	3,416
Less: Depreciation and amortization**	19,261	13,020
Less: Provision for income taxes	5,160	14,884

Net income attributable to Foster Wheeler AG	$13,026	$40,646

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.
**

Depreciation expense for the three months ended March 31, 2013 included an impairment charge of $3,900 recognized in connection with our Camden, New Jersey waste-to-energy facility within our Global Power Group business segment. Please refer to Note 11 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information.

EBITDA in the above table includes the following:	Three Months Ended March 31,
	2013	2012
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group	$10,500	$3,800
Global Power Group(2)	8,500	10,300

Total(2)	$19,000	$14,100

Net asbestos-related provision in our C&F Group(3)	$2,000	$2,000
Charges for severance-related postemployment benefits:
Global E&C Group	$1,200	$-
Global Power Group	400	-
C&F Group	400	-

Total	$2,000	$-

(1)

Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding changes in our final estimated contract profit.

(2)

The changes in final estimated contract profit revisions for our Global Power Group were increased during the three months ended March 31, 2012 for a favorable settlement with a subcontractor of approximately $6,900.

(3)

Please refer to Note 12 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding the revaluation of our asbestos liability and related asset.

The accounting policies of our business segments are the same as those described in our summary of significant accounting policies as disclosed in our 2012 Form 10-K. The only significant intersegment transactions relate to interest on intercompany balances. We account for interest on those arrangements as if they were third-party transactions (i.e., at current market rates), and we include the elimination of that activity in the results of the C&F Group.

Business Segments

Global E&C Group

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Operating revenues	$587,974	$670,873	$(82,899)	(12.4)%

EBITDA	$35,188	$46,928	$(11,740)	(25.0)%

Results

Our Global E&C Group’s operating revenues by geographic region for the three months ended March 31, 2013 and 2012, based upon where our projects are being executed, were as follows:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Africa	$18,912	$21,574	$(2,662)	(12.3)%
Asia Pacific	117,226	292,516	(175,290)	(59.9)%
Europe	129,751	134,393	(4,642)	(3.5)%
Middle East	62,078	45,104	16,974	37.6%
North America	181,456	105,956	75,500	71.3%
South America	78,551	71,330	7,221	10.1%

Total	$587,974	$670,873	$(82,899)	(12.4)%

Our Global E&C Group experienced a decrease in operating revenues of 12% in the first three months of 2013, compared to the same period in 2012. The decrease in the period was primarily driven by decreased flow-through revenues of $142,600, partially offset by the favorable impact in 2013 of our two acquisitions acquired after the three months ended March 31, 2012. Excluding the impact of flow-through revenues, our two acquired businesses and foreign currency fluctuations, our Global E&C Group’s operating revenues increased 7% in the first three months of 2013, compared to the same period in 2012. Please refer to the “—Overview of Segment” section below for a discussion of our Global E&C Group’s market outlook.

Our Global E&C Group’s EBITDA decreased in the first three months of 2013, compared to the same period in 2012. This decrease was primarily driven by the aggregate impact of an increase in net foreign exchange transaction losses of $11,800, which were recognized in cost of operating revenues and other deductions, net of $8,600 and $3,300, respectively. Our Global E&C Group also experienced a decrease in contract profit of $4,100, excluding the increase in net foreign exchange transaction losses of $8,600 discussed above and the impact of our two business acquisitions. Additionally, our Global E&C Group’s EBITDA variance included the unfavorable impact of a severance-related postemployment benefits charge during the first three months of 2013 of $1,200, which was primarily recognized in SG&A on the consolidated statement of operations. The above decreases were partially offset by the favorable impact on EBITDA for our two business acquisitions.

The above decrease in contract profit, excluding the increase in net foreign exchange transaction losses of $8,600 discussed above and the impact of our two business acquisitions, primarily resulted from decreased contract profit margin, partially offset by increased volume of operating revenues, excluding flow-through revenues.

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

Our Global E&C Group provides the following services:

•	Design, engineering, project management, construction and construction management services, including the procurement of equipment, materials and services from third-party suppliers and contractors;
•	Environmental remediation services, together with related technical, engineering, design and regulatory services; and
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

Global markets in the engineering and construction industry have experienced intense competition among engineering and construction contractors and pricing pressure for contracts awarded. Clients’ bidding and contract award processes continue to be more protracted, particularly for projects sponsored by national oil companies. Additionally, some clients have been releasing, and we expect will continue to release, tranches of work on a piecemeal basis. The engineering and construction industry may be further impacted by potential downside risk to global economic growth driven primarily by continued sovereign debt and bank funding pressures in the Eurozone, the speed at which governmental efforts directed at spending and debt reduction are being implemented, a slowdown in the economic growth rate in China and geopolitical oil supply risks, which could impact global economic growth through a significant rise in oil prices. If these risks materialize, our Global E&C Group could be impacted. However, we are seeing clients continuing to develop new projects and, after making final investment decisions, moving forward with previously planned projects.

We have continued to be successful in booking contracts of varying types and sizes in our key end markets, including a project management consultancy, or PMC, contract for a gas compression project in North Africa, a front-end engineering design, or FEED, contract for a refinery upgrade in Russia, a PMC contract for a chemicals facility in Asia, a pre-FEED contract for a chemicals facility in Asia, a FEED contract for a refinery upgrade in South America and further contract awards for services from various clients under existing long-term agreements.

We believe our success in this regard is a reflection of our technical expertise, our project execution performance, our long-term relationships with clients, our safety performance, and our selective approach in pursuit of new prospects where we believe we have significant differentiators.

Global Power Group

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Operating revenues	$208,314	$262,223	$(53,909)	(20.6)%

EBITDA	$24,728	$52,316	$(27,588)	(52.7)%

Results

Our Global Power Group’s operating revenues by geographic region for the three months ended March 31, 2013 and 2012, based upon where our projects are being executed, were as follows:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Africa	$-	$1,178	$(1,178)	(100.00)%
Asia Pacific	75,787	113,156	(37,369)	(33.0)%
Europe	58,438	84,384	(25,946)	(30.7)%
Middle East	2,845	3,180	(335)	(10.5)%
North America	66,282	52,535	13,747	26.2%
South America	4,962	7,790	(2,828)	(36.3)%

Total	$208,314	$262,223	$(53,909)	(20.6)%

Our Global Power Group experienced decreased operating revenues in the first three months of 2013, compared to the same period in 2012. The decrease was primarily attributable to decreased volume of business, partially offset by a favorable impact from foreign currency fluctuations. Excluding foreign currency fluctuations, our Global Power Group’s operating revenues decreased 22% in the first three months of 2013, compared to the same period in 2012. Please refer to the “—Overview of Segment” section below for a discussion of our Global Power Group’s market outlook.

Our Global Power Group’s EBITDA decreased in the first three months of 2013, compared to the same period in 2012, primarily driven by decreased contract profit of $14,000, excluding an impairment charge of $3,900 recognized in the first three months of 2013 as discussed below. The decrease in contract profit primarily resulted from decreased volume of operating revenues and, to a lesser extent, decreased contract profit margins. The contract profit during the first three months of 2013 was comparatively unfavorable to the same period in 2012 as there was a positive settlement with a subcontractor in the first three months of 2012 that amounted to approximately $6,900. The decrease in EBITDA also included the unfavorable impact of decreased equity earnings from our Global Power Group’s project in Chile of $3,100, the unfavorable impact related to the change in net foreign exchange transaction gains and losses of $1,800 and increased legal fees of $1,600.

During the first three months of 2013, we recorded an impairment charge of $3,900 in connection with our Camden, New Jersey waste-to-energy facility. The impairment charge was recorded as depreciation expense, within cost of operating revenues on our consolidated statement of operations, and therefore is not reflected in EBITDA. Please refer to Note 11 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information.

Our equity earnings from our project in Chile were $4,200 and $7,300 in the first three months of 2013 and 2012, respectively. The decrease in equity earnings in the three months ended March 31, 2013, compared to the same period in 2012, was primarily driven by the impact of lower marginal rates in 2013 for electrical power generation and a decrease in the volume of electricity produced by the project in 2013 due to a planned maintenance outage.

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

Our Global Power Group offers a number of other products and services related to steam generators, including:

•

Design, manufacture and installation of auxiliary and replacement equipment for utility power and industrial facilities, including surface condensers, feedwater heaters, coal pulverizers, steam generator coils and panels, biomass gasifiers, and replacement parts for steam generators;

•

Design, supply and installation of nitrogen-oxide, or NOx, reduction systems and components for pulverized coal steam generators such as selective catalytic reduction systems, low NOx combustion systems, low NOx burners, primary combustion and overfire air systems and components, fuel and combustion air measuring and control systems and components;

•	Design, supply and installation of flue gas desulfurization equipment for all types of steam generators and industrial equipment;
•	A broad range of site services including construction and erection services, maintenance engineering, steam generator upgrading and life extension, and plant repowering;
•	Research and development in the areas of combustion, fluid and gas dynamics, heat transfer, materials and solid mechanics; and
•	Technology licenses to other steam generator suppliers in select countries.

We believe that a gradual upturn in global economic growth will begin during 2013, which we further believe will improve demand for the products and services of our Global Power Group in 2013, compared to 2012. However, a number of constraining market factors continue to impact the markets that we serve. Political and environmental sensitivity regarding coal-fired steam generators continues to cause prospective projects utilizing coal as their primary fuel to be postponed or cancelled as clients experience difficulty in obtaining the required environmental permits or decide to wait for additional clarity regarding governmental regulations. The sensitivity has been especially pronounced in the U.S. and Western Europe and with the concern that coal-fired steam generators, relative to alternative fuel sources, contribute more toward global warming through the discharge of greenhouse gas emissions into the atmosphere. The outlook for continued lower natural gas pricing over the next three to five years in North America has increased the attractiveness of natural gas, in relation to coal and renewables, for the generation of electricity. In addition, the constraints on the global credit market may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. These factors could negatively impact investment in the power sector, which in turn could negatively impact our Global Power Group’s business.

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

We completed an engineering and supply project for a pilot-scale (approximately 30 megawatt thermal, equivalent to approximately 10 megawatt electrical, or MWe) CFB steam generator, which incorporates our carbon-capturing Flexi-BurnTM technology. Further, we are executing a project together with other parties, which is funded by a grant agreement with the European Commission to support the technology development of a commercial scale (approximately 300 MWe) Carbon Capture and Storage demonstration plant featuring our Flexi-BurnTM CFB technology.

Recently we were awarded a design and supply contract for a 100 MWe CFB steam generator for a power plant in the Philippines. We were also awarded a contract for the design and supply of a 105 MWe CFB steam generator in South Korea. Additionally, we won contracts to design and supply three utility package steam generators for onshore natural gas liquefaction facilities in Australia and two shop-assembled steam generators in Ireland.

Liquidity and Capital Resources

Cash Flows Activities

Our cash and cash equivalents and restricted cash balances were:

	As of

	March 31, 2013	December 31, 2012	$ Change	% Change
Cash and cash equivalents	$475,716	$582,322	$(106,606)	(18.3)%

Restricted cash	44,310	63,029	(18,719)	(29.7)%

Total	$520,026	$645,351	$(125,325)	(19.4)%

Total cash and cash equivalents and restricted cash held by our non-U.S. entities as of March 31, 2013 and December 31, 2012 were $443,300 and $522,300, respectively.

During the first three months of 2013, we experienced a decrease in cash and cash equivalents of $106,600, primarily as a result of cash used in operating activities of $36,400, cash used to repurchase shares and to pay related commissions under our share repurchase program of $33,900, cash used for a business acquisition payment, net of cash acquired, of $24,900, the unfavorable impact related to exchange rate changes on our cash and cash equivalents of $11,000, distributions to noncontrolling interests of $10,500 and capital expenditures of $7,900, partially offset by a decrease in restricted cash, excluding foreign currency translation effects, of $17,900.

Cash Flows from Operating Activities

	Three Months Ended March 31,
	2013	2012	$ Change
Net cash used in operating activities	$(36,445)	$(70,028)	$33,583

Net cash used in operating activities in the first three months of 2013 primarily resulted from cash used for working capital of $61,700, net asbestos-related payments of $5,700 and mandatory contributions to our non-U.S. pension plans of $5,000, partially offset by cash provided by net income of $44,500, which excludes non-cash charges of $28,200.

The decrease in net cash used in operating activities of $33,600 in the first three months of 2013, compared to the same period of 2012, resulted primarily from a decrease in cash used to fund working capital of $61,100, partially offset by decreased cash provided by net income of $19,600.

Working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts and the timing of the related cash receipts. During the first three months of 2013 and 2012, we used cash to fund working capital, as cash used for services rendered and purchases of materials and equipment exceeded cash receipts from client billings, which included the impact of delayed project payments within our receivables balance.

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

Cash Flows from Investing Activities

	Three Months Ended March 31,

	2013	2012	$ Change
Net cash (used in)/provided by investing activities	$(14,625)	$5,817	$(20,442)

The net cash used in investing activities in the first three months of 2013 was attributable primarily to cash used for a business acquisition, net of cash acquired, of $24,900 and capital expenditures of $7,900, partially offset by cash provided by a decrease in restricted cash, excluding foreign currency translation effects, of $17,900.

The net cash provided by investing activities in the first three months of 2012 was attributable primarily to a decrease in restricted cash, excluding foreign currency translation effects, of $7,200 and cash provided by a return of investment from unconsolidated affiliates of $6,100, partially offset by capital expenditures of $7,600.

The capital expenditures in the first three months of 2013 and 2012 related primarily to leasehold improvements, information technology equipment and office equipment.

Cash Flows from Financing Activities

	Three Months Ended March 31,

	2013	2012	$ Change
Net cash used in financing activities	$(44,536)	$(22,862)	$(21,674)

The net cash used in financing activities in the first three months of 2013 was attributable primarily to cash used to repurchase shares and to pay related commissions under our share repurchase program of $33,900 and, to a lesser extent, distributions to noncontrolling interests of $10,500.

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

Our net asbestos-related cash outflows are the result of payments related to asbestos liability indemnity and defense costs in excess of insurance proceeds. During the first three months of 2013, we had net asbestos-related cash outflows of approximately $5,700. We expect net cash outflows for the full year 2013 to be approximately $14,700. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.

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

We had approximately $218,600 and $250,600 of letters of credit outstanding under our senior credit agreements in effect as of March 31, 2013 and December 31, 2012, respectively. There were no funded borrowings under our senior credit agreements in effect as of March 31, 2013 and December 31, 2012. Based on our current operating plans and cash forecasts, we do not intend to borrow under our senior credit agreement over the next twelve months. Please refer to Note 5 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.

We are not required to make any mandatory contributions to our U.S. pension plans in 2013 based on the minimum statutory funding requirements. We made mandatory contributions totaling approximately $5,000 to our non-U.S. pension plans during the first three months of 2013. Based on the minimum statutory funding requirements for 2013, we expect to make mandatory contributions totaling approximately $21,300 to our non-U.S. pension plans for the full year. Additionally, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during 2013.

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

Based on the aggregate share repurchases under our program through March 31, 2013, we were authorized to spend up to an additional $386,100 to repurchase our outstanding shares. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Through March 31, 2013, we have repurchased 45,411,078 shares for an aggregate cost of approximately $1,118,300 since the inception of the repurchase program announced on September 12, 2008. Subsequent to March 31, 2013, we initiated trades to repurchase an aggregate of 2,971,700 additional shares that settled in April 2013 for an aggregate cost of approximately $66,100. Cumulatively through May 2, 2013, we have repurchased 48,382,778 shares for an aggregate cost of approximately $1,184,300 and we are authorized to repurchase approximately $320,100 of additional outstanding shares. We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other privately negotiated transactions pursuant to our share repurchase program. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans. For further information, please refer to Part II, Item 2 of this quarterly report on Form 10-Q.

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

Backlog and New Orders

New orders are recorded and added to the backlog of unfilled orders based on signed contracts as well as agreed letters of intent, which we have determined are legally binding and likely to proceed. Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur. The elapsed time from the award of a contract to completion of performance may be up to approximately four years. The dollar amount of backlog is not necessarily indicative of our future earnings related to the performance of such work due to factors outside our control, such as changes in project schedules, scope adjustments or project cancellations. We cannot predict with certainty the portion of backlog to be performed in a given year. Backlog is adjusted quarterly to reflect new orders, project cancellations, deferrals, revised project scope and cost and purchases and sales of subsidiaries, if any.

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

New Orders, Measured in Terms of Future Revenues

	Three Months Ended
	March 31, 2013			March 31, 2012
	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total
By Project Location:
North America	$187,400	$40,300	$227,700	$53,300	$40,600	$93,900
South America	43,200	4,200	47,400	71,100	7,500	78,600
Europe	122,800	37,300	160,100	213,400	79,700	293,100
Asia Pacific	55,100	116,900	172,000	276,600	33,800	310,400
Middle East	43,200	200	43,400	45,200	100	45,300
Africa	16,000	-	16,000	13,000	-	13,000

Total	$467,700	$198,900	$666,600	$672,600	$161,700	$834,300

By Industry:
Power generation	$1,500	$172,800	$174,300	$27,000	$138,100	$165,100
Oil refining	265,300	-	265,300	308,800	-	308,800
Pharmaceutical	15,000	-	15,000	14,900	-	14,900
Oil and gas	66,700	-	66,700	206,600	-	206,600
Chemical/petrochemical	87,400	-	87,400	97,900	-	97,900
Power plant operation and maintenance	11,300	26,100	37,400	5,700	23,600	29,300
Environmental	2,400	-	2,400	3,400	-	3,400
Other, net of eliminations	18,100	-	18,100	8,300	-	8,300

Total	$467,700	$198,900	$666,600	$672,600	$161,700	$834,300

Backlog, Measured in Terms of Future Revenues

	As of March 31, 2013			As of December 31, 2012
	Global	Global		Global	Global
	E&C	Power		E&C	Power
	Group	Group	Total	Group	Group	Total
By Contract Type:
Lump-sum turnkey	$2,700	$40,800	$43,500	$3,200	$67,500	$70,700
Other fixed-price	616,400	668,800	1,285,200	662,500	665,200	1,327,700
Reimbursable	2,100,000	31,300	2,131,300	2,219,000	30,600	2,249,600

Total	$2,719,100	$740,900	$3,460,000	$2,884,700	$763,300	$3,648,000

By Project Location:
North America	$363,900	$114,800	$478,700	$295,100	$142,800	$437,900
South America	502,300	25,400	527,700	555,900	29,800	585,700
Europe	467,000	134,200	601,200	508,500	150,700	659,200
Asia Pacific	526,500	464,600	991,100	616,300	435,400	1,051,700
Middle East	808,200	1,900	810,100	850,700	4,600	855,300
Africa	51,200	-	51,200	58,200	-	58,200

Total	$2,719,100	$740,900	$3,460,000	$2,884,700	$763,300	$3,648,000

By Industry:
Power generation	$1,200	$677,100	$678,300	$269,000	$699,500	$968,500
Oil refining	1,561,400	-	1,561,400	1,676,000	-	1,676,000
Pharmaceutical	79,200	-	79,200	26,600	-	26,600
Oil and gas	230,300	-	230,300	269,600	-	269,600
Chemical/petrochemical	607,200	-	607,200	630,000	-	630,000
Power plant operation and maintenance	215,300	63,800	279,100	100	63,800	63,900
Environmental	4,100	-	4,100	3,200	-	3,200
Other, net of eliminations	20,400	-	20,400	10,200	-	10,200

Total	$2,719,100	$740,900	$3,460,000	$2,884,700	$763,300	$3,648,000

Backlog, measured in terms of Foster Wheeler Scope	$2,034,100	$731,200	$2,765,300	$2,196,700	$753,500	$2,950,200

Global E&C Group Man-hours in Backlog (in thousands)	16,200		16,200	17,000		17,000

The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in decreases of $121,200 and $84,100, respectively, as of March 31, 2013 compared to December 31, 2012.

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

Application of Critical Accounting Estimates

Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Management and the Audit Committee of our Board of Directors approve the critical accounting policies. A full discussion of our critical accounting policies and estimates is included in our 2012 Form 10-K. We did not have a significant change to the application of our critical accounting policies and estimates during the first three months of 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first three months of 2013, there were no material changes in the market risks as described in our annual report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.

ITEM 1A.  RISK FACTORS

Our business is subject to a number of risks and uncertainties, including those disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012. Except as described below, no material changes to the risk factors disclosed in such annual report on Form 10-K have been identified during the first three months of 2013.

Recent Swiss legislation will strengthen shareholders’ rights in a manner that may negatively impact our ability to attract and retain members of our board of directors and executive management.

In March 2013, Swiss voters passed an initiative to amend the Swiss constitution. Among other things, the initiative significantly strengthened shareholders’ rights and increases shareholder influence on the compensation for members of the board of directors and executive management of Swiss public companies which are listed on Swiss or other stock exchanges, including stock exchanges in the U.S. In particular, the initiative will require that shareholders of such companies vote annually to approve, with binding effect, the amount of compensation paid to directors and executive management. In addition, the compensation plans of directors and executive management will be subject to further restrictions. Commencement and termination payments will generally be prohibited, and other legislative changes will increase shareholders’ influence on compensation. Further, directors may only be elected for a one year term, such that their appointment will need to be confirmed at every annual general meeting, and our shareholders will also elect the chairman of our board of directors. In addition, our Compensation and Executive Development Committee’s members will be subject to election by shareholders. The initiative also provides for penal sanctions in case of breach of certain of its principles.

As a result of this constitutional amendment, a say on pay bill must be drafted and passed by the Swiss legislature. Before the enactment of the bill into law, the Swiss government will issue a transitional implementation ordinance within one year (before early March 2014), so that the new constitutional principles become effective as soon as possible. This ordinance is then expected to be superseded once the say on pay bill is enacted into law.

The market for experienced and qualified executive talent in our industry is competitive, and our ability to retain such talent is important to our success. The enactment of this Swiss constitutional amendment may negatively impact our ability to compete with non-Swiss companies in order to attract the best people for our board of directors and executive management, which could adversely affect our business, financial condition, results of operations and cash flows.

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

The following table provides information with respect to purchases under our share repurchase program during the first quarter of 2013.

Fiscal Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 through January 31, 2013	-	$-	-
February 1, 2013 through February 28, 2013	-	-	-
March 1, 2013 through March 31, 2013	1,500,000	22.61	1,500,000

Total	1,500,000	$22.61	1,500,000	$386,135

(1)

During the first quarter of 2013, we repurchased an aggregate of 1,500,000 shares in open market transactions pursuant to our share repurchase program. As of March 31, 2013, we were authorized to spend up to an additional $386,135 to repurchase our outstanding shares. The repurchase program has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase program.

(2)	As of March 31, 2013, an aggregate of 45,411,078 shares were purchased for a total of $1,118,263 since the inception of the repurchase program announced on September 12, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibits

10.1

Foster Wheeler Annual Executive Short-term Incentive Plan, as amended and restated effective February 28, 2013. (Filed as Exhibit 10.11 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.2

Form of Employee Nonqualified Stock Option Agreement effective February 2013 with respect to certain employees and executive officers. (Filed as Exhibit 10.20 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.3

Form of Employee Restricted Stock Unit Award Agreement effective February 2013 with respect to certain employees and executive officers. (Filed as Exhibit 10.23 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.4

Form of Employee Restricted Stock Unit Award Agreement (with Performance Goals) effective February 2013 with respect to certain employees and executive officers. (Filed as Exhibit 10.26 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.5

Form of Director Nonqualified Stock Option Agreement effective February 2013 with respect to non-employee directors. (Filed as Exhibit 10.29 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.6

Form of Director Restricted Stock Unit Agreement effective February 2013 with respect to non-employee directors. (Filed as Exhibit 10.31 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.7

Foster Wheeler AG Senior Executive Severance Plan, effective as of February 28, 2013. (Filed as Exhibit 10.34 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.8

Sixth Amendment to the Employment Agreement between Foster Wheeler Inc. and Umberto della Sala, effective as of January 1, 2013. (Filed as Exhibit 10.47 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.9

Fifth Amendment to the Employment Agreement between Foster Wheeler Inc. and Franco Baseotto, effective January 1, 2013. (Filed as Exhibit 10.54 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.10

Third Amendment to the Employment Agreement between Foster Wheeler Energy Limited and Michelle K. Davies, effective as of March 1, 2013. (Filed as Exhibit 10.58 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.11

Fifth Amendment to the Employment Agreement between Foster Wheeler Inc. and Beth B. Sexton, effective January 1, 2013. (Filed as Exhibit 10.68 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.12

Fourth Amendment to the Employment Agreement between Foster Wheeler North America Corp. and Gary Nedelka, effective January 1, 2013. (Filed as Exhibit 10.73 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

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

FOSTER WHEELER AG

(Registrant)

Date: May 2, 2013	/S/ J. KENT MASTERS
J. KENT MASTERS
CHIEF EXECUTIVE OFFICER

Date: May 2, 2013	/S/ FRANCO BASEOTTO
FRANCO BASEOTTO
EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER