Form 10-Q
period 2013-06-30
FOSTER WHEELER AG
filed 2013-08-08
CIK 1130385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 98,133,694 registered shares were outstanding as of July 26, 2013.

FOSTER WHEELER AG

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands of dollars, except per share amounts)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Operating revenues	$863,407	$936,462	$1,653,551	$1,864,052
Cost of operating revenues	709,800	797,529	1,380,498	1,585,036

Contract profit	153,607	138,933	273,053	279,016

Selling, general and administrative expenses	89,801	85,289	180,133	168,430
Other income, net	(18,014)	(10,515)	(22,765)	(18,653)
Other deductions, net	10,490	12,174	15,802	16,237
Interest income	(1,482)	(2,947)	(2,944)	(6,114)
Interest expense	3,916	4,249	6,588	7,665
Net asbestos-related (gain)/provision	(13,750)	3,713	(11,750)	5,710

Income from continuing operations before income taxes	82,646	46,970	107,989	105,741
Provision for income taxes	13,319	12,291	18,479	27,175

Income from continuing operations	69,327	34,679	89,510	78,566

Discontinued operations:
Income/(loss) from discontinued operations before income taxes	2,383	438	(1,495)	(406)
Provision for income taxes from discontinued operations	—	—	—	—

Income/(loss) from discontinued operations	2,383	438	(1,495)	(406)

Net income	71,710	35,117	88,015	78,160

Less: Net income attributable to noncontrolling interests	1,011	4,258	4,290	6,655

Net income attributable to Foster Wheeler AG	$70,699	$30,859	$83,725	$71,505

Amounts attributable to Foster Wheeler AG:
Income from continuing operations attributable to Foster Wheeler AG	$68,316	$30,421	$85,220	$71,911
Income/(loss) from discontinued operations attributable to Foster Wheeler AG	2,383	438	(1,495)	(406)

Net income attributable to Foster Wheeler AG	$70,699	$30,859	$83,725	$71,505

Basic earnings per share:
Income from continuing operations attributable to Foster Wheeler AG (see Note 1)	$0.68	$0.29	$0.83	$0.66
Income/(loss) from discontinued operations attributable to Foster Wheeler AG	0.03	—	(0.01)	—

Net income attributable to Foster Wheeler AG	$0.71	$0.29	$0.82	$0.66

Diluted earnings per share:
Income from continuing operations attributable to Foster Wheeler AG (see Note 1)	$0.68	$0.29	$0.83	$0.66
Income/(loss) from discontinued operations attributable to Foster Wheeler AG	0.03	—	(0.01)	—

Net income attributable to Foster Wheeler AG	$0.71	$0.29	$0.82	$0.66

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands of dollars)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$71,710	$35,117	$88,015	$78,160
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax	(5,301)	(23,592)	(19,714)	(9,320)

Cash flow hedges adjustments:
Unrealized gain/(loss)	2,126	(965)	1,308	(2,991)
Tax impact	(704)	444	(496)	1,193

Unrealized gain/(loss), net of tax	1,422	(521)	812	(1,798)

Reclassification for losses included in net income (see Note 8 for further information)	1,149	840	2,284	1,736
Tax impact	(381)	(368)	(669)	(698)

Reclassification for losses included in net income, net of tax	768	472	1,615	1,038

Total cash flow hedges adjustments, net of tax	2,190	(49)	2,427	(760)

Pension and other postretirement benefits adjustments, net of tax:
Amortization included in net periodic pension cost (see Note 6 for further information):
Net actuarial loss	4,933	4,442	9,597	8,698
Tax impact	(556)	(398)	(1,005)	(791)

Net actuarial loss, net of tax	4,377	4,044	8,592	7,907

Prior service credit	(1,260)	(1,274)	(2,524)	(2,546)
Tax impact	91	101	182	200

Prior service credit, net of tax	(1,169)	(1,173)	(2,342)	(2,346)

Transition obligation	14	12	28	25
Tax impact	3	3	6	7

Transition obligation, net of tax	17	15	34	32

Total pension and other postretirement benefits adjustments, net of tax	3,225	2,886	6,284	5,593

Other comprehensive income/(loss), net of tax	114	(20,755)	(11,003)	(4,487)

Comprehensive income	71,824	14,362	77,012	73,673
Less: Comprehensive income attributable to noncontrolling interests	648	2,701	3,140	6,423

Comprehensive income attributable to Foster Wheeler AG	$71,176	$11,661	$73,872	$67,250

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands of dollars, except share data and per share amounts)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$414,738	$582,322
Accounts and notes receivable, net:
Trade	645,229	609,213
Other	79,883	86,981
Contracts in process	200,297	228,979
Prepaid, deferred and refundable income taxes	55,438	57,404
Other current assets	44,341	47,138
Current assets held for sale	1,758	1,505

Total current assets	1,441,684	1,613,542

Land, buildings and equipment, net	280,182	285,402
Restricted cash	49,417	62,189
Notes and accounts receivable - long-term	13,912	14,119
Investments in and advances to unconsolidated affiliates	170,641	205,476
Goodwill	154,688	133,518
Other intangible assets, net	122,078	105,100
Asbestos-related insurance recovery receivable	127,362	132,438
Long-term assets held for sale	45,219	49,579
Other assets	112,445	90,509
Deferred tax assets	46,535	42,052

TOTAL ASSETS	$2,564,163	$2,733,924

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$13,262	$13,672
Accounts payable	315,447	298,411
Accrued expenses	221,146	231,602
Billings in excess of costs and estimated earnings on uncompleted contracts	518,192	564,356
Income taxes payable	36,614	64,992
Current liabilities held for sale	1,783	3,154

Total current liabilities	1,106,444	1,176,187

Long-term debt	115,692	124,034
Deferred tax liabilities	44,618	40,889
Pension, postretirement and other employee benefits	171,387	177,345
Asbestos-related liability	242,874	259,350
Other long-term liabilities	189,510	190,132
Commitments and contingencies

TOTAL LIABILITIES	1,870,525	1,967,937

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	10,663	8,594

TOTAL TEMPORARY EQUITY	10,663	8,594

Equity:
Registered shares:
CHF 3.00 par value; authorized: 171,302,779 shares and 171,018,974 shares, respectively; conditionally authorized: 59,085,918 shares and 59,369,723 shares, respectively; issued: 108,984,823 shares and 108,701,018 shares, respectively; outstanding: 98,133,694 shares and 104,441,589 shares, respectively.	270,529	269,633
Paid-in capital	275,262	266,943
Retained earnings	919,718	835,993
Accumulated other comprehensive loss	(577,456)	(567,603)
Treasury shares (outstanding: 10,851,129 shares and 4,259,429 shares, respectively)	(241,107)	(90,976)

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	646,946	713,990

Noncontrolling interests	36,029	43,403

TOTAL EQUITY	682,975	757,393

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$2,564,163	$2,733,924

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands of dollars)

(unaudited)

	Registered Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Foster Wheeler AG Shareholders’ Equity	Noncontrolling Interests	Total Equity
Six Months Ended June 30, 2012:
Balance at December 31, 2011	$321,181	$606,053	$699,971	$(530,068)	$(409,390)	$687,747	$47,925	$735,672
Net income	—	—	71,505	—	—	71,505	6,655	78,160
Other comprehensive loss, net of tax	—	—	—	(4,255)	—	(4,255)	(232)	(4,487)
Issuance of registered shares upon exercise of stock options	126	477	—	—	—	603	—	603
Issuance of registered shares upon vesting of restricted awards	339	(339)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(11,734)	(11,734)
Share-based compensation expense	—	7,319	—	—	—	7,319	—	7,319
Excess tax shortfall related to share-based compensation	—	(57)	—	—	—	(57)	—	(57)
Repurchase of registered shares	—	—	—	—	(10,955)	(10,955)	—	(10,955)

Balance at June 30, 2012	$321,646	$613,453	$771,476	$(534,323)	$(420,345)	$751,907	$42,614	$794,521

Six Months Ended June 30, 2013:

Balance at December 31, 2012	$269,633	$266,943	$835,993	$(567,603)	$(90,976)	$713,990	$43,403	$757,393
Net income	—	—	83,725	—	—	83,725	4,290	88,015
Other comprehensive loss, net of tax	—	—	—	(9,853)	—	(9,853)	(1,150)	(11,003)
Issuance of registered shares upon exercise of stock options	281	1,610	—	—	—	1,891	—	1,891
Issuance of registered shares upon vesting of restricted awards	615	(615)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,514)	(10,514)
Share-based compensation expense	—	7,412	—	—	—	7,412	—	7,412
Excess tax shortfall related to share-based compensation	—	(88)	—	—	—	(88)	—	(88)
Repurchase of registered shares	—	—	—	—	(150,131)	(150,131)	—	(150,131)

Balance at June 30, 2013	$270,529	$275,262	$919,718	$(577,456)	$(241,107)	$646,946	$36,029	$682,975

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands of dollars)

(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88,015	$78,160
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	28,796	23,363
Net asbestos-related provision	4,000	5,710
Share-based compensation expense	9,481	10,694
Excess tax shortfall related to share-based compensation	88	57
Deferred income tax provision	764	1,830
Loss/(gain) on sale of assets	51	(124)
Dividends, net of equity in earnings of unconsolidated affiliates	35,437	10,511
Other noncash items, net	55	—
Changes in assets and liabilities, net of effects from acquisitions:
Increase in receivables	(18,265)	(107,330)
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	(8,344)	(22,537)
(Decrease)/increase in accounts payable and accrued expenses	(13,405)	94,528
Net change in other current assets and liabilities	(34,987)	(2,458)
Net change in other long-term assets and liabilities	(25,189)	(12,297)

Net cash provided by operating activities — continuing operations	66,497	80,107

Net cash (used in)/provided by operating activities — discontinued operations	(441)	437

Net cash provided by operating activities	66,056	80,544

CASH FLOWS FROM INVESTING ACTIVITIES
Payments related to acquisition of businesses, net of cash acquired	(50,800)	—
Change in restricted cash	12,407	8,103
Capital expenditures	(17,534)	(16,024)
Proceeds from sale of assets	266	279
Return of investment from unconsolidated affiliates	87	6,207
Investments in and advances to unconsolidated affiliates	—	(1,090)
Proceeds from sale of short-term investments	—	1,255

Net cash used in investing activities — continuing operations	(55,574)	(1,270)

Net cash provided by/(used in) investing activities — discontinued operations	441	(437)

Net cash used in investing activities	(55,133)	(1,707)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	(150,131)	(10,955)
Distributions to noncontrolling interests	(10,514)	(11,734)
Proceeds from stock options exercised	1,891	603
Excess tax shortfall related to share-based compensation	(88)	(57)
Repayment of debt and capital lease obligations	(8,010)	(6,474)

Net cash used in financing activities	(166,852)	(28,617)

Effect of exchange rate changes on cash and cash equivalents	(11,655)	(1,010)

(Decrease)/increase in cash and cash equivalents	(167,584)	49,210
Less: Increase/(decrease) in cash and cash equivalents — discontinued operations	—	—

(Decrease)/increase in cash and cash equivalents — continuing operations	(167,584)	49,210

Cash and cash equivalents at beginning of year	582,322	718,049

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$414,738	$767,259

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

Reclassifications from accumulated other comprehensive loss related to cash flow hedges amounted to losses of $768 and $1,615 during the quarter and six months ended June 30, 2013, respectively. These losses included amounts related to our consolidated entities and our proportionate share of the impact from interest rate swap contracts in cash flow hedging relationships held by our equity method investees. Amounts that are reclassified from accumulated other comprehensive loss related to cash flow hedges from our consolidated entities are recognized within interest expense on the consolidated statement of operations, whereas amounts related to our equity method investees are recognized within equity earnings in other income, net on the consolidated statement of operations. Please refer to Note 8 for further information.

Reclassifications from accumulated other comprehensive loss related to pension and other postretirement benefits are included as a component of net periodic pension cost. Please refer to Note 6 for further information.

The tax effect related to foreign currency translation adjustments was inconsequential during the quarters and six months ended June 30, 2013 and 2012.

Please refer to Note 13 for reclassifications related to our wholly-owned waste-to-energy business, which meets the accounting criteria as a business held for sale.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Number of separate projects	12	9	23	17
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions	$16,500	$8,200	$41,500	$31,600

The changes in final estimated contract profit revisions for our Global Power Group were increased during the six months ended June 30, 2012 for a favorable settlement with a subcontractor of approximately $6,900 recognized in the first quarter of 2012.

Please see Note 11 for further information related to changes in final estimated contract profit and the impact on business segment results.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims as additional contract revenue if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. These two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred, which can include amounts from unapproved change orders when the two requirements described above are met. Unapproved change orders or similar items subject to uncertainty that do not meet the two requirements described above are expensed without the recognition of additional contract revenue. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. Our consolidated financial statements included commercial claims of $7,800 and $8,800 as of June 30, 2013 and December 31, 2012, respectively, of which substantially all costs had been incurred as of June 30, 2013 and December 31, 2012.

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. In the event that we defer pre-contract costs and we are not successful in obtaining the contract, we write off the deferred costs through our consolidated statement of operations in the period when we no longer assess recoverability of such costs as probable. Deferred pre-contract costs were inconsequential as of June 30, 2013 and December 31, 2012.

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

Trade Accounts Receivable — Trade accounts receivable represent amounts billed to customers. We assess the need for an allowance for doubtful accounts on a project-by-project basis. When there is a risk of non-payment related to customer credit risk, we record an allowance for doubtful accounts. Because of the nature of our customer base and our rigorous customer credit risk assessment process prior to entering into contracts, the level of our allowance for doubtful accounts is typically a very small percentage of our gross accounts receivable balance. To the extent that there is a risk of non-payment related to commercial or performance issues, we record an allowance against the valuation of contract work in progress within the contract.

In accordance with terms under our long-term contracts, our customers may withhold certain percentages of such billings until completion and acceptance of the work performed, which we refer to as retention receivables. Final payment of retention receivables might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, are included in current assets on the consolidated balance sheet. We have not recorded a provision for the outstanding retention receivable balances as of June 30, 2013 or December 31, 2012.

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

As of June 30, 2013 and December 31, 2012, we participated in certain entities determined to be VIEs, including a gas-fired cogeneration facility in Martinez, California and a refinery/electric power generation project in Chile. We consolidate the operations of the Martinez project while we record our participation in the project in Chile on the equity method of accounting.

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

The computations of basic and diluted earnings per share were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from continuing operations attributable to Foster Wheeler AG	$68,316	$30,421	$85,220	$71,911

Basic weighted-average number of shares outstanding	100,001,580	107,840,679	102,182,011	107,807,441
Effect of dilutive securities	253,172	2,576	384,636	60,153

Diluted weighted-average number of shares outstanding	100,254,752	107,843,255	102,566,647	107,867,594

Income from continuing operations per share:
Basic	$0.68	$0.29	$0.83	$0.66

Diluted	$0.68	$0.29	$0.83	$0.66

The following table summarizes share-based compensation awards not included in the calculation of diluted earnings per share as the assumed proceeds from those awards, on a per share basis, were greater than the average share price for the period, which would result in an antidilutive effect on diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Stock options	1,548,745	2,850,267	1,548,745	2,021,500

Performance-based restricted share units	1,166,400	389,269	1,166,400	389,269

2. Business Combinations

In June 2013, we acquired all of the outstanding shares of a privately held upstream consultancy business located in the United Kingdom and additional related assets in the Middle East. This acquired business specializes in field development and project decision support, focused on the evaluation and implementation of oil and gas field developments covering greenfield and brownfield assets. At closing, we paid cash consideration net of cash acquired of £6,500 (approximately $10,000 based on the exchange rate in effect on the closing date), subject to customary working capital adjustments, as specified in the sale and purchase agreement. The sale and purchase agreement also included an earnout provision for additional consideration with an estimated maximum of £3,000 (approximately $4,600 based on the exchange rate in effect on June 30, 2013), depending on the acquired business’ performance, as defined in the sale and purchase agreement, over a period of approximately 3 years subsequent to the acquisition date. Any amounts recognized under the earnout will be reported as compensation expense in periods subsequent to the acquisition date rather than as part of the purchase price for the business. Our consolidated balance sheet as of June 30, 2013 included a preliminary purchase price allocation for this acquisition as we are in process of finalizing the valuation of the individual assets acquired and liabilities assumed. The preliminary purchase price allocation was based on the best estimate of management and we expect to finalize the purchase price allocation upon completion of an independent appraisal over the next several months, but no later than one year from the acquisition date. The preliminary purchase price allocation and pro forma impact assuming the acquisition had occurred as of the beginning of 2012 were not significant to our consolidated financial statements. As a result of the preliminary purchase price allocation, we recognized goodwill of $4,364 and other intangible assets of $5,893 related to this acquisition. The assets, liabilities and results of operations of the acquired business are included within our Global Engineering and Construction Group (“Global E&C Group”) business segment.

In June 2013, we also acquired all of the outstanding shares of a privately held engineering and project management business located in Mexico with experience in both offshore and onshore upstream oil and gas, downstream oil and gas and power projects. At closing, we paid cash consideration net of cash acquired of approximately $15,900, subject to customary working capital adjustments, as specified in the sale and purchase agreement. Our consolidated balance sheet as of June 30, 2013 included a preliminary purchase price allocation for this acquisition as we are in process of finalizing the valuation of the individual assets acquired and liabilities assumed. The preliminary purchase price allocation was based on the best estimate of management and we expect to finalize the purchase price allocation upon completion of an independent appraisal over the next several months, but no later than one year from the acquisition date. The preliminary purchase price allocation and pro forma impact assuming the acquisition had occurred as of the beginning of 2012 were not significant to our consolidated financial statements. As a result of the preliminary purchase price allocation, we recognized goodwill of $6,278 and other intangible assets of $7,487 related to this acquisition. The assets, liabilities and results of operations of the acquired business are included within our Global E&C Group business segment.

During our U.S. operations’ fiscal first quarter of 2013, we acquired all of the outstanding shares of a privately held U.S.-based business that specializes in the management of construction and commissioning of pharmaceutical and biotech facilities and which also has the capabilities to manage the full engineering, procurement and construction of such facilities. In addition, the acquired business has the ability to provide modular project delivery services on a worldwide basis through its participation in a project-services partnership. At closing, we paid cash consideration net of cash acquired of $24,900, subject to customary working capital adjustments, as specified in the sale and purchase agreement. The sale and purchase agreement also included an earnout provision for additional consideration with an estimated maximum of approximately $6,600, depending on the acquired business’ performance, as defined in the sale and purchase agreement, over a period of approximately 5 years subsequent to the acquisition date. Our consolidated balance sheet as of March 31, 2013 included in our quarterly report on Form 10-Q for the quarter ended March 31, 2013 included a preliminary purchase price allocation for this acquisition, which did not change as a result of our finalization of the valuation of net assets acquired. Any amounts recognized under the earnout will be reported as compensation expense in periods subsequent to the acquisition date rather than as part of the purchase price for the business. The purchase price allocation and pro forma impact assuming the acquisition had occurred as of the beginning of 2012 were not significant to our consolidated financial statements. As a result of the purchase price allocation, we recognized goodwill of $10,359 and other intangible assets of $13,980 related to this acquisition. The assets, liabilities and results of operations of the acquired business are included within our Global E&C Group business segment.

In November 2012, we acquired all of the outstanding shares of a privately held multi-discipline full service engineering, procurement, and construction management business located in North America. At closing, we paid cash consideration net of cash acquired of $68,800, subject to customary working capital adjustments, as specified in the sale and purchase agreement. The sale and purchase agreement also included an earnout provision for additional consideration with an estimated maximum of approximately $20,000, depending on the acquired business’ performance, as defined in the sale and purchase agreement, over a period of approximately 5 years subsequent to the acquisition date. The earnout will be reported as compensation expense in periods subsequent to the acquisition date rather than as part of the purchase price for the business. Our consolidated balance sheet as of December 31, 2012 included in our annual report on Form 10-K for the year ended December 31, 2012 included a preliminary purchase price allocation for this acquisition, which did not change as a result of our finalization of the valuation of net assets acquired. As a result of the purchase price allocation, we recognized goodwill of $16,682 and other intangible assets of $42,921 related to this acquisition. The assets, liabilities and results of operations of the acquired business are included within our Global E&C Group business segment.

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

We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for these entities (each as a whole) based on where the projects are located:

	June 30, 2013		December 31, 2012
	Italy	Chile	Italy	Chile
Balance Sheet Data:
Current assets	$133,905	$47,410	$142,584	$137,626
Other assets (primarily buildings and equipment)	349,136	93,743	358,366	98,550
Current liabilities	99,621	23,920	91,085	60,082
Other liabilities (primarily long-term debt)	193,420	16,183	214,025	23,061

Net assets	$190,000	$101,050	$195,840	$153,033

	Quarter Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Italy	Chile	Italy	Chile	Italy	Chile	Italy	Chile
Income Statement Data:

Total revenues	$34,006	$23,736	$45,989	$26,089	$67,015	$41,329	$82,740	$50,890
Gross profit	13,806	14,343	12,217	14,776	14,002	23,558	10,452	28,677
Income before income taxes	12,006	13,253	9,717	14,198	10,353	22,138	5,470	28,396
Net earnings	8,010	10,364	5,996	11,571	6,739	17,232	3,647	23,367

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

Our consolidated financial statements reflect the following amounts related to our unconsolidated affiliates in Italy and Chile:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Equity in the net earnings of unconsolidated affiliates	$16,334	$8,911	$20,438	$15,819
Distributions from equity affiliates	$53,990	$23,145	$55,933	$31,917

	June 30, 2013	December 31, 2012
Investments in unconsolidated affiliates	$151,815	$187,363

Our equity earnings from our projects in Italy were $3,507 and $2,790 in the second quarter of 2013 and 2012, respectively, and were $3,384 and $2,428 in the first six months of 2013 and 2012, respectively.

Our equity earnings from our project in Chile were $12,827 and $6,121 in the second quarter of 2013 and 2012, respectively, and were $17,054 and $13,391 in the first six months of 2013 and 2012, respectively. The increase in equity earnings in the second quarter of 2013, compared to the same period in 2012, was primarily driven by two items: a $3,200 increase in our share of the project’s 2012 earnings recognized as a result of a revised earnings allocation for 2012 that was approved in connection with the approval by the project’s governing board of the 2012 earnings distribution in the second quarter of 2013, and a $3,000 increase from the reversal of an insurance-related contingency during the second quarter of 2013.

The increase in equity earnings in the six months ended June 30, 2013, compared to the same period in 2012, was primarily driven by three items: a $3,200 increase in our share of the project’s 2012 earnings recognized as a result of a revised earnings allocation for 2012 that was approved in connection with the approval by the project’s governing board of the 2012 earnings distribution in the second quarter of 2013, and a $3,000 increase from the reversal of an insurance-related contingency during the second quarter of 2013, partially offset by the impact of lower marginal rates for electrical power generation in the six months ended June 30, 2013.

We have guaranteed certain performance obligations of our project in Chile. We have a contingent obligation, which is measured annually based on the operating results of our project in Chile for the preceding year and is shared equally with our minority interest partner. We did not have a current payment obligation under this guarantee as of June 30, 2013 or December 31, 2012.

In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that our project in Chile does not generate sufficient cash flows to make such payments. We are required to maintain the debt service reserve letter of credit during the term of our project in Chile’s debt, which matures in 2014. As of June 30, 2013, no amounts have been drawn under this letter of credit and we do not anticipate any amounts being drawn under this letter of credit.

We also have a wholly-owned subsidiary that provides operations and maintenance services to our project in Chile. We record the fees for operations and maintenance services in operating revenues on our consolidated statement of operations and the corresponding receivable in trade accounts and notes receivable on our consolidated balance sheet.

Our consolidated financial statements include the following balances related to our project in Chile:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fees for operations and maintenance services (included in operating revenues)	$2,795	$2,623	$5,599	$5,257

	June 30, 2013	December 31, 2012
Receivable from our unconsolidated affiliate in Chile (included in trade receivables)	$3,166	$16,933

We also have guaranteed the performance obligations of our wholly-owned subsidiary under the operations and maintenance agreement governing our project in Chile. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have ever been paid under the guarantee.

Other Investments

We are the majority equity partner and general partner of a gas-fired cogeneration project in Martinez, California, which we have determined to be a VIE as of June 30, 2013 and December 31, 2012. We are the primary beneficiary of the VIE, since we have the power to direct the activities that most significantly impact the VIE’s performance. These activities include the operations and maintenance of the facilities. Accordingly, as the primary beneficiary of the VIE, we have consolidated this entity. The aggregate net assets of this entity are presented below.

Balance Sheet Data (excluding intercompany balances):	June 30, 2013	December 31, 2012
Current assets	$5,439	$15,610
Other assets (primarily buildings and equipment)	38,003	39,194
Current liabilities	2,522	4,825
Other liabilities	4,633	5,452

Net assets	$36,287	$44,527

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

	Global E&C Group		Global Power Group
Geographic Regions:	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
North America	$73,678	$55,962	$4,266	$4,266
Asia	792	858	—	—
Europe	6,304	2,568	69,239	69,864
Middle East	409	—	—	—

Total	$81,183	$59,388	$73,505	$74,130

During the six months ended June 30, 2013, our Global E&C Group’s goodwill balance included increases related to our acquisitions located in the U.S. and Mexico of $10,359 and $6,278, respectively, which were included in the North America geographic region in the table above, and the U.K. of $4,364, portions of which were included in both the Europe and Middle East geographic regions in the table above. The remaining changes in each of the regions were the result of the impact of foreign currency translation adjustments. Please see Note 2 for further information regarding these acquisitions.

The following table sets forth amounts relating to our identifiable intangible assets:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$41,018	$(33,188)	$7,830	$41,103	$(32,273)	$8,830
Trademarks	64,596	(32,457)	32,139	64,582	(31,483)	33,099
Customer relationships, pipeline and backlog	96,803	(19,829)	76,974	72,050	(14,531)	57,519
Technology	6,535	(1,400)	5,135	6,594	(942)	5,652

Total	$208,952	$(86,874)	$122,078	$184,329	$(79,229)	$105,100

As of June 30, 2013, the net carrying amounts of our identifiable intangible assets were $47,494 for our Global Power Group and $74,584 for our Global E&C Group. Amortization expense related to identifiable intangible assets is recorded within cost of operating revenues on the consolidated statement of operations. Amortization expense related to assets other than identifiable intangible assets was not material in the six months ended June 30, 2013 and 2012.

The following table details amortization expense related to identifiable intangible assets by period:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization expense	$3,985	$2,530	$8,039	$5,552

Approximate full year amortization expense for years:
2013				$17,500
2014				18,400
2015				13,800
2016				11,300
2017				10,900

5. Borrowings

The following table shows the components of our long-term debt:

	June 30, 2013			December 31, 2012
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$2,543	$52,368	$54,911	$2,545	$53,780	$56,325
Special-Purpose Limited Recourse Project Debt:
FW Power S.r.l.	8,679	56,686	65,365	9,215	61,575	70,790
Energia Holdings, LLC at 11.443% interest, due April 15, 2015	2,040	5,355	7,395	1,912	7,396	9,308
Subordinated Robbins Facility Exit Funding Obligations: 1999C Bonds at 7.25% interest, due October 15, 2024	—	1,283	1,283	—	1,283	1,283

Total	$13,262	$115,692	$128,954	$13,672	$124,034	$137,706

Estimated fair value			$143,800			$155,718

Senior Credit Agreement — On August 3, 2012, we entered into a new five-year senior unsecured credit agreement, which replaced our amended and restated senior unsecured credit agreement from July 2010. Our new senior credit agreement provides for an unsecured revolving line of credit of $750,000 and contains an increase option permitting us, subject to certain requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $300,000 in additional commitments. During the term of this senior credit agreement, we may request, subject to certain requirements, up to two one-year extensions of the contractual termination date.

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

Our new senior credit agreement contains various customary restrictive covenants. In addition, our new senior credit agreement contains financial covenants relating to leverage and interest coverage ratios. Our total leverage ratio compares total indebtedness to EBITDA, as defined in the credit agreement, and our total interest coverage ratio compares EBITDA, as defined in the credit agreement, to interest expense. Both the leverage and interest coverage ratios are measured quarterly. In addition, the leverage ratio is measured as of any date of determination for certain significant events. All such terms are defined in our new senior credit agreement. We have been in compliance with all financial covenants and other provisions of both our August 2012 and our July 2010 senior credit agreements, while the respective agreements were in effect during the six months ended June 30, 2013 and 2012.

We had approximately $250,600 of letters of credit outstanding under our senior credit agreement as of both June 30, 2013 and December 31, 2012. The letter of credit fees under our senior credit agreement as of June 30, 2013 and December 31, 2012 ranged from 0.75% to 1.50% of the outstanding amount, excluding fronting fees. There were no funded borrowings outstanding under our senior credit agreement in effect as of June 30, 2013 and December 31, 2012.

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

Based on the minimum statutory funding requirements for 2013, we are not required to make any mandatory contributions to our U.S. pension plans. The following table provides details on 2013 mandatory contribution activity for our non-U.S. pension plans:

Contributions in the six months ended June 30, 2013	$10,000
Remaining contributions expected for the year 2013	10,700

Contributions expected for the year 2013	$20,700

We did not make any discretionary contributions during the first six months of 2013; however, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during the remainder of 2013.

Other Postretirement Benefit Plans — Certain employees in the U.S. and Canada may become eligible for other postretirement benefit plans such as health care and life insurance benefits if they qualify for and commence normal or early retirement pension benefits as defined in the U.S. and Canada pension plans while working for us. Additionally, one of our subsidiaries in the U.S. also has a benefit plan, which provides coverage for an employee’s beneficiary upon the death of the employee. This plan has been closed to new entrants since 1988.

Components of net periodic benefit cost/(credit) include:

	Defined Benefit Pension Plans				Other Postretirement Benefit Plans
	Quarter Ended June 30,		Six Months Ended June 30,		Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012

Net periodic benefit cost/(credit):
Service cost	$292	$262	$592	$537	$10	$12	$28	$36
Interest cost	12,710	13,187	25,539	26,321	552	569	1,411	1,374
Expected return on plan assets	(16,097)	(16,058)	(32,388)	(32,073)	—	—	—	—
Amortization of net actuarial loss	4,683	4,349	9,157	8,485	250	93	440	213
Amortization of prior service credit	(386)	(396)	(776)	(789)	(874)	(878)	(1,748)	(1,757)
Amortization of transition obligation	14	12	28	25	—	—	—	—

Net periodic benefit cost/(credit)	$1,216	$1,356	$2,152	$2,506	$(62)	$(204)	$131	$(134)

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

	Maximum	Carrying Amount of Liability
	Potential Payment	June 30, 2013	December 31, 2012
Environmental indemnifications	No limit	$7,500	$8,500
Tax indemnifications	No limit	$—	$—

We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Six Months Ended June 30,
	2013	2012
Warranty Liability:
Balance at beginning of year	$90,100	$93,000
Accruals	11,700	17,000
Settlements	(8,000)	(9,900)
Adjustments to provisions*	(9,700)	(9,800)
Foreign currency translation	(1,500)	600

Balance at end of period	$82,600	$90,900

*	Adjustments to the provisions represent reversals of warranty provisions that are no longer required.

We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $952,300 and $1,015,900 as of June 30, 2013 and December 31, 2012, respectively, primarily for guarantees of our performance on projects currently in execution or under warranty. These amounts include the standby letters of credit issued under our senior unsecured credit agreement discussed in Note 5 and under other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.

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

Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2013	December 31, 2012	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$—	$—	Other long-term liabilities	$8,349	$10,490
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	2,973	6,040	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	5,367	4,895
Foreign currency forward contracts	Other accounts receivable	562	1,357	Accounts payable	829	29

Total derivatives		$3,535	$7,397		$14,545	$15,414

Foreign Currency Exchange Rate Risk

We operate on a worldwide basis with operations that subject us to foreign currency exchange rate risk mainly relative to the British pound, Chinese Yuan, Euro and U.S. dollar as of June 30, 2013. Under our risk management policies, we do not hedge translation risk exposure. All activities of our affiliates are recorded in their functional currency, which is typically the local currency in the country of domicile of the affiliate. In the ordinary course of business, our affiliates enter into transactions in currencies other than their respective functional currencies. We seek to minimize the resulting foreign currency transaction risk by contracting for the procurement of goods and services in the same currency as the sales value of the related long-term contract. We further mitigate the risk through the use of foreign currency forward contracts to hedge the exposed item, such as anticipated purchases or revenues, back to their functional currency.

The notional amount of our foreign currency forward contracts provides one measure of our transaction volume outstanding as of the balance sheet date. As of June 30, 2013, we had a total gross notional amount, measured in U.S. dollar equivalent, of approximately $485,400 related to foreign currency forward contracts. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contract maturity dates range from the remainder of 2013 through 2015.

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

The gain or loss from the remaining uncompleted portion of our projects and other non-project related transactions were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
	Recognized	Quarter Ended June 30,		Six Months Ended June 30,
	in Income on Derivatives	2013	2012	2013	2012

Foreign currency forward contracts	Cost of operating revenues	$3,404	$(3,646)	$(3,916)	$(500)
Foreign currency forward contracts	Other deductions, net	(247)	(13)	(1,523)	78

Total		$3,157	$(3,659)	$(5,439)	$(422)

The mark-to-market adjustments on foreign currency forward contracts for these unrealized gains or losses are primarily recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.

During the six months ended June 30, 2013 and 2012, we included net cash inflows on the settlement of derivatives of $2,558 and $930, respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities on the consolidated statement of cash flows.

Interest Rate Risk

We use interest rate swap contracts to manage interest rate risk associated with a portion of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps for our consolidated entities was $57,400 as of June 30, 2013.

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

The impact from interest rate swap contracts in cash flow hedging relationships for our consolidated entities was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Unrealized gain/(loss) in other comprehensive income	$1,259	$(629)	$811	$(1,785)
Loss reclassified from accumulated other comprehensive loss to net income	630	450	1,255	935

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

9. Share-Based Compensation Plans

Our share-based compensation plans include both stock options and restricted awards. The following table summarizes our share-based compensation expense and related income tax benefit:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Share-based compensation	$4,891	$5,768	$9,481	$10,694
Related income tax benefit	261	149	446	259

As of June 30, 2013, we had total unrecognized compensation cost related to restricted share units, or RSUs, performance-based restricted share units, or performance RSUs, and stock options of $18,450, $9,496 and $5,018, respectively. Those amounts are expected to be recognized as expense over a weighted-average period of approximately two years.

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

Reconciliations of temporary equity for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013	2012
Balance at beginning of year	$8,594	$4,993
Compensation cost during the period for those equity awards with intrinsic value on the grant date	7,342	6,600
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(5,273)	(3,224)

Balance at end of period	$10,663	$8,369

Our articles of association provide for conditional capital for the issuance of shares under our share-based compensation plans and other convertible or exercisable securities we may issue in the future. Conditional capital decreases upon issuance of shares in connection with the exercise of outstanding stock options or vesting of restricted awards, with an offsetting increase to our issued and authorized share capital. As of June 30, 2013, our remaining available conditional capital was 59,085,918 shares.

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

Effective Tax Rate for 2013

Our effective tax rate for the first six months of 2013 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in non-U.S. jurisdictions which contributed to an approximate 16-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items;

•

Discrete items during the second quarter of 2013, primarily relating to the reversal of a previously accrued liability for branch taxes no longer required to be paid as a result of an exemption received from a non-U.S. tax authority, which provided a six-percentage point reduction to the effective tax rate for the first six months of 2013; and

•

A valuation allowance increase because we are unable to recognize a tax benefit for year-to-date losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which contributed to an approximate four-percentage point increase in our effective tax rate.

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

A number of tax years are under audit by the relevant tax authorities in various jurisdictions. We anticipate that several of these audits may be concluded in the foreseeable future, including during the remainder of 2013. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the magnitude of any such reduction at this time. We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations.

11. Business Segments

We operate through two operating segments, or groups: our Global E&C Group and our Global Power Group.

Global E&C Group

Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation facilities, distribution facilities, gasification facilities and processing facilities associated with the minerals and metals sector. Our Global E&C Group is also involved in the design of facilities in developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Additionally, our Global E&C Group is also involved in the development, engineering, construction, ownership and operation of power generation facilities, from conventional and renewable sources, and of waste-to-energy facilities. Our Global E&C Group generates revenues from design, engineering, procurement, construction and project management activities pursuant to contracts which generally span up to approximately four years in duration and from returns on its equity investments in various power production facilities.

Global Power Group

Our Global Power Group designs, manufactures and erects steam generating and auxiliary equipment for electric power generating stations, district heating and industrial facilities worldwide. Additionally, our Global Power Group holds a controlling interest and operates a combined-cycle gas turbine facility; owns a noncontrolling interest in a petcoke-fired circulating fluidized-bed facility for refinery steam and power generation; and operates a university cogeneration power facility for steam/electric generation. Our Global Power Group generates revenues from engineering activities, equipment supply, construction contracts, operating and maintenance agreements, royalties from licensing its technology, and from returns on its investments in various power production facilities.

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

Operating Revenues

We conduct our business on a global basis. Operating revenues for our continuing operations by industry, operating segment and geographic regions, based upon where our projects are being executed, were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Revenues (Third-Party) by Industry:
Power generation	$186,991	$262,321	$369,455	$514,436
Oil refining	359,894	360,750	683,632	685,911
Pharmaceutical	40,552	13,614	78,398	26,593
Oil and gas	86,223	183,563	171,481	415,114
Chemical/petrochemical	134,368	77,427	236,547	145,747
Power plant operation and maintenance	38,882	28,349	83,509	52,123
Environmental	1,621	2,456	2,845	4,644
Other, net of eliminations	14,876	7,982	27,684	19,484

Total	$863,407	$936,462	$1,653,551	$1,864,052

Operating Revenues (Third-Party) by Business Segment:
Global E&C Group	$662,719	$666,142	$1,250,693	$1,337,015
Global Power Group	200,688	270,320	402,858	527,037

Total	$863,407	$936,462	$1,653,551	$1,864,052

Operating Revenues (Third-Party) by Geographic Region:
Africa	$20,735	$24,909	$39,647	$47,661
Asia Pacific	211,262	310,928	404,275	716,600
Europe	215,647	240,155	403,836	458,932
Middle East	79,879	64,565	144,802	112,849
North America	282,419	208,130	524,013	361,115
South America	53,465	87,775	136,978	166,895

Total	$863,407	$936,462	$1,653,551	$1,864,052

EBITDA

EBITDA is the primary measure of operating performance used by our chief operating decision maker. We define EBITDA as net income attributable to Foster Wheeler AG before interest expense, income taxes and depreciation and amortization.

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

EBITDA:
Global E&C Group	$62,133	$39,917	$97,321	$86,845
Global Power Group	45,584	42,198	70,271	94,139
C&F Group*	(8,712)	(23,592)	(28,509)	(50,870)
Discontinued operations	2,383	1,652	2,424	2,027

Total EBITDA	101,388	60,175	141,507	132,141
Less: Discontinued operations	2,383	1,652	2,424	2,027

EBITDA from continuing operations	99,005	58,523	139,083	130,114

Add: Net income attributable to noncontrolling interests	1,011	4,258	4,290	6,655
Less: Interest expense	3,916	4,249	6,588	7,665
Less: Depreciation and amortization	13,454	11,562	28,796	23,363

Income from continuing operations before income taxes	82,646	46,970	107,989	105,741
Less: Provision for income taxes	13,319	12,291	18,479	27,175

Income from continuing operations	69,327	34,679	89,510	78,566
Income/(loss) from discontinued operations	2,383	438	(1,495)	(406)

Net income	71,710	35,117	88,015	78,160
Less: Net income attributable to noncontrolling interests	1,011	4,258	4,290	6,655

Net income attributable to Foster Wheeler AG	$70,699	$30,859	$83,725	$71,505

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

EBITDA in the above table includes the following:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net increase/(decrease) in contract profit from the regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group	$5,400	$(2,800)	$22,000	$5,100
Global Power Group(2)	11,100	11,000	19,500	26,500

Total	$16,500	$8,200	$41,500	$31,600

Net asbestos-related (gain)/provision:(3)
Global E&C Group	—	1,700	—	1,700
C&F Group	(13,800)	2,000	(11,800)	4,000

Total	$(13,800)	$3,700	$(11,800)	$5,700

Charges for severance-related postemployment benefits:
Global E&C Group	$1,700	$—	$2,900	$—
Global Power Group	700	—	1,100	—
C&F Group	—	—	400	—

Total	$2,400	$—	$4,400	$—

(1)	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.
(2)	The changes in final estimated contract profit revisions for our Global Power Group were increased during the six months ended June 30, 2012 for a favorable settlement with a subcontractor of approximately $6,900.
(3)	Please refer to Note 12 for further information regarding the revaluation of our asbestos liability and related asset.

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

Income/(loss) from discontinued operations included the following:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
EBITDA from discontinued operations	$2,383	$1,652	$2,424	$2,027
Less: Interest expense	—	—	—	—
Less: Depreciation and amortization*	—	1,214	3,919	2,433

Income/(loss) from discontinued operations before income taxes*	2,383	438	(1,495)	(406)
Less: Provision for income taxes	—	—	—	—

Income/(loss) from discontinued operations*	$2,383	$438	$(1,495)	$(406)

*	During the six months ended June 30, 2013, we recorded an impairment charge of $3,919 at our Camden, New Jersey waste-to-energy facility which was recorded as depreciation expense within income/(loss) from discontinued operations. Please refer to Note 13 for further information.

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

United States

A summary of our U.S. claim activity is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
Number of Claims by period:	2013	2012	2013	2012
Open claims at beginning of period	125,480	124,280	125,310	124,540
New claims	1,250	1,180	2,460	2,340
Claims resolved	(1,920)	(780)	(2,960)	(2,200)

Open claims at end of period	124,810	124,680	124,810	124,680

We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through the second quarter of 2028. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

United States Asbestos	June 30, 2013	December 31, 2012
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$23,260	$33,626
Asbestos-related insurance recovery receivable	100,717	102,751

Total asbestos-related assets	$123,977	$136,377

Asbestos-related liabilities recorded within:
Accrued expenses	$38,962	$47,900
Asbestos-related liability	214,096	227,400

Total asbestos-related liabilities	$253,058	$275,300

Liability balance by claim category:
Open claims	$39,141	$42,700
Future unasserted claims	213,917	232,600

Total asbestos-related liabilities	$253,058	$275,300

We have worked with Analysis, Research & Planning Corporation, or ARPC, nationally recognized consultants in the U.S. with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at each year-end based on a forecast for the next 15 years. Each year we have recorded our estimated asbestos liability at a level consistent with ARPC’s reasonable best estimate. Our estimated asbestos liability decreased during the first six months of 2013 as a result of indemnity and defense cost payments totaling approximately $26,400, partially offset by the impact of a $4,000 increase in the liability related to our rolling 15-year asbestos-related liability estimate. The total asbestos-related liabilities are comprised of our estimates for our liability relating to open (outstanding) claims being valued and our liability for future unasserted claims through the second quarter of 2028.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type – mesothelioma, lung cancer and non-malignancies – and the breakdown of known and future claims into disease type – mesothelioma, lung cancer and non-malignancies, as well as other factors. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through the second quarter of 2028, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after the second quarter of 2028, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after the second quarter of 2028.

Through June 30, 2013, total cumulative indemnity costs paid, prior to insurance recoveries, were approximately $811,300 and total cumulative defense costs paid were approximately $399,300, or approximately 33% of total defense and indemnity costs. The overall historic average combined indemnity and defense cost per resolved claim through June 30, 2013 has been approximately $3.2. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.

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

Asbestos-related assets under executed settlement agreements with insurers due in the next 12 months are recorded within accounts and notes receivable-other and amounts due beyond 12 months are recorded within asbestos-related insurance recovery receivable. Asbestos-related insurance recovery receivable also includes our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through the second quarter of 2028. Our asbestos-related assets have not been discounted for the time value of money.

Our insurance recoveries may be limited by future insolvencies among our insurers. Other than receivables related to bankruptcy court-approved settlements during liquidation proceedings, we have not assumed recovery in the estimate of our asbestos-related insurance asset from any of our currently insolvent insurers. We have considered the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. As of June 30, 2013 and December 31, 2012, we have not recorded an allowance for uncollectible balances against our asbestos-related insurance assets. We write off receivables from insurers that have become insolvent; there were no such write-offs during the six months ended June 30, 2013 and 2012. Insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. If we fail to realize the expected insurance recoveries, or experience delays in receiving material amounts from our insurers, our business, financial condition, results of operations and cash flows could be materially adversely affected. During the quarter and six months ended June 30, 2013, we recognized a gain as the result of the collection of a $15,750 insurance receivable related to an insolvent insurance carrier, which we had previously written-off. The proceeds were received as a result of a bankruptcy court-approved settlement during liquidation proceedings related to the insolvent insurance carrier.

The following table summarizes our U.S. net asbestos-related (gain)/provision:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Provision for revaluation	$2,000	$2,000	$4,000	$3,997
Gain on the settlement of coverage litigation	(15,750)	—	(15,750)	—

Net asbestos-related (gain)/provision	$(13,750)	$2,000	$(11,750)	$3,997

Our net asbestos-related gain in the quarter and six months ended June 30, 2013 was the net result of the favorable impact of the inclusion of a gain recognized during the quarter and six months ended June 30, 2013 upon collection of a $15,750 insurance receivable related to an insolvent insurance carrier, which we had previously written-off, as discussed above, partially offset by the unfavorable impact related to the provision for our rolling 15-year asbestos liability estimate, net of anticipated insurance recoveries in each respective period.

The following table summarizes our approximate U.S. asbestos-related net cash impact for indemnity and defense cost payments and collection of insurance proceeds:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Asbestos litigation, defense and case resolution payments	$11,800	$13,300	$26,400	$28,600
Insurance proceeds	(19,400)	(11,200)	(28,300)	(21,700)

Net asbestos-related (proceeds)/payments	$(7,600)	$2,100	$(1,900)	$6,900

We expect to have net cash inflows of $1,000 during the full year 2013 as a result of insurance proceeds in excess of asbestos liability indemnity and defense payments, which includes the impact of the cash proceeds received from the collection of an insurance receivable balance from an insolvent insurance carrier discussed above. This estimate assumes no settlements with insurance companies and no elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.

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

United Kingdom

Some of our subsidiaries in the U.K. have also received claims alleging personal injury arising from exposure to asbestos. To date, 1,034 claims have been brought against our U.K. subsidiaries, of which 284 remained open as of June 30, 2013. None of the settled claims have resulted in material costs to us.

The following table summarizes our asbestos-related liabilities and assets for our U.K. subsidiaries based on open (outstanding) claims and our estimate for future unasserted claims through the second quarter of 2028:

United Kingdom Asbestos	June 30, 2013	December 31, 2012
Asbestos-related assets:
Accounts and notes receivable-other	$964	$1,022
Asbestos-related insurance recovery receivable	26,645	29,687

Total asbestos-related assets	$27,609	$30,709

Asbestos-related liabilities:
Accrued expenses	$964	$1,022
Asbestos-related liability	28,778	31,950

Total asbestos-related liabilities	$29,742	$32,972

Liability balance by claim category:
Open claims	$6,047	$7,843
Future unasserted claims	23,695	25,129

Total asbestos-related liabilities	$29,742	$32,972

The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability recorded in the U.K. would increase to approximately $42,400, with a corresponding increase in the asbestos-related asset.

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

Power Plant Arbitration – United States

In June 2011, a demand for arbitration was filed with the American Arbitration Association by our client’s erection contractor against our client and us in connection with a power plant project in the U.S. At that time, no details of the erection contractor’s claims were included with the demand. The arbitration panel was formed on September 26, 2012 and a detailed Statement of Claim from the erection contractor was delivered to the panel on October 24, 2012. According to the claim, the erection contractor is seeking unpaid contract amounts from our client and additional compensation from our client and us for alleged delays, disruptions, inefficiencies, and extra work in connection with the erection of the plant. We supplied the steam generation equipment for the project under contract with our client, the power plant owner. The turbine contractor, who supplied the turbine, electricity generator and other plant equipment under a separate contract with the power plant owner, has also been included as a party in the arbitration. The erection contractor is seeking approximately $240,000 in damages, exclusive of interest, from our client. Of this amount, the statement of claim asserts that approximately $150,000 is related to the steam generation equipment, and alleges failure on our part in connection with our performance under our steam generation equipment supply contract; those damages are claimed jointly against us and our client. The claims against us by the erection contractor allege negligence and, in its purported capacity as a third party beneficiary and assignee of our steam generation equipment supply contract, breach of contract.

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

Refinery and Petrochemicals Project Arbitration – India

In November 2012, we commenced arbitration in India against our client seeking collection of unpaid receivables in excess of £52,000 (approximately $79,300 based on the exchange rate in effect as of June 30, 2013), arising from services performed on a reimbursable basis for our client in connection with our client’s grass roots refinery and petrochemicals project in northeastern India. Our client rejected the claims and notified us of various potential counterclaims that it may be asserting in the arbitration, purportedly totaling in excess of £55,000 (approximately $83,800 based on the exchange rate in effect as of June 30, 2013). In June 2013, we submitted our detailed statement of claim, and in July 2013 our client submitted its detailed statement of defense and counterclaim. The amount of the counterclaim was increased to approximately £620,000 (approximately $944,900 based on the exchange rate in effect as of June 30, 2013) in damages, including among other claims a claim for lost profits due to delay in the execution of the project. The counterclaim concerns a number of alleged issues arising in connection with our execution of the engineering, procurement, and construction management scope of our contract, from the period from contract award until the subsequent transfer by our client of our remaining engineering, procurement and construction management scope to certain lump sum turnkey contractors hired directly by our client. Our client further contends that we are liable for delays to the project and has withheld payment on account of delay liquidated damages and, out of the total claim of £620,000 (approximately $944,900 based on the exchange rate in effect as of June 30, 2013) cited above, is seeking damages for lost profits in the amount of £555,000 (approximately $845,900 based on the exchange rate in effect as of June 30, 2013). We strongly dispute these contentions. Any liability for delay damages is capped under the contract at a specified percentage of our contract value, currently equivalent to approximately £11,500 (approximately $17,500 based on the exchange rate in effect as of June 30, 2013), an amount already retained by our client. The contract also excludes liability for consequential damages, including lost profits, and contains an overall cap on liability for claims in the aggregate of up to a specified percentage of our contract value, currently equivalent to approximately £28,800 (approximately $43,900 based on the exchange rate in effect as of June 30, 2013). The unpaid amount for which we are seeking reimbursement in the arbitration may increase should our client continue to withhold amounts from our invoices, as the project is still in execution. The arbitration panel has been formed, but no dates for a hearing have been set yet. Our client has moved to dismiss the arbitration as premature under the terms of the contract, and we have opposed that motion. The motion is under consideration by the panel. The proceedings are expected to run through the end of 2014, if not longer. We cannot predict the ultimate outcome of this matter at this time.

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

FWEC is also incurring further costs in connection with a Remedial Investigation / Feasibility Study (“RI/FS”) that in March 2009 it agreed to conduct. During the fourth quarter of 2012, FWEC received a USEPA demand under the foregoing agreement for payment of $1,040 of response costs USEPA claims it incurred from the commencement of the RI/FS in April 2009 through February 2012. FWEC questioned the amount of the invoice and based upon discussions with the USEPA, a revised invoice was received on June 17, 2013 for the reduced amount of $1,004. In April 2009, USEPA proposed for listing on the National Priorities List (“NPL”) an area consisting of FWEC’s former manufacturing facility and the affected residences, but it also stated that the proposed listing may not be finalized if FWEC complies with its agreement to conduct the RI/FS. FWEC submitted comments opposing the proposed listing.

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

With regard to the foregoing, our Camden, New Jersey waste-to-energy facility is subject to certain revisions to New Jersey’s mercury air emission regulations. The revisions made the facility’s mercury control requirements more stringent, especially when the last phase of the revisions became effective on January 3, 2012. We believe that the data generated during stack testing in 2012 and the several prior years tends to indicate that the facility will be able to comply with even the most stringent of the regulatory revisions without installing additional control equipment. Estimates of the cost of installing the additional control equipment are approximately $30,000 based on our last assessment.

13. Business Held for Sale

During the first quarter of 2013, we recorded an impairment charge of $3,919 at our Camden, New Jersey waste-to-energy facility within our Global Power Group business segment. This charge was in addition to an impairment charge of $11,455 recorded during the fourth quarter of 2012. The impairment charges in both periods included estimates related to the continued operation of the facility and potential sale of the facility. The charge in the six months ended June 30, 2013 was the result of updating our estimate related to the potential sale of the facility and the impairment charge was recorded within income from discontinued operations on our consolidated statement of operations. After recording the impairment charge and after approval of the plan to sell the facility, discussed below, the carrying value of the facility’s fixed assets approximated fair value less estimated costs to sell the facility.

On April 17, 2013, our Board of Directors approved a plan to sell our Camden facility. We currently anticipate completing the sale within one year. As a result of the decision of our Board of Directors on April 17, 2013, our Camden facility meets the accounting criteria as a business held for sale and the criteria for classification as a discontinued operation. The presentation of the financial results of this business have been reclassified on our consolidated statement of operations and consolidated statement of cash flows under the respective captions related to discontinued operations, the asset and liability balances of this business have been reclassified on our consolidated balance sheet under the respective current and non-current captions of assets held for sale and liabilities held for sale, and these same reclassifications have been made in the notes to our consolidated financial statements. We do not recognize depreciation on long-lived assets held for sale.

The following are the main classes of assets and liabilities associated with our business held for sale:

	June 30, 2012	December 31, 2012
Assets:
Trade accounts and notes receivable, net	$1,735	$1,482
Other current assets	23	23

Current assets held for sale	1,758	1,505

Land, buildings and equipment, net	44,820	48,739
Restricted cash	399	840

Long-term assets held for sale	$45,219	$49,579

Liabilities:
Accounts payable	$765	$1,814
Accrued expenses	714	595
Advance payments	304	745

Current liabilities held for sale	$1,783	$3,154

Operating revenues related to our business held for sale, which were exclusively in the U.S., were $6,918 and $6,564 during the second quarter of 2013 and 2012, respectively, and $13,062 and $12,070 during the six months ended June 30, 2013 and 2012, respectively.

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

Safe Harbor Statement

This management’s discussion and analysis of financial condition and results of operations, other sections of this quarterly report on Form 10-Q and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler AG and the various industries within which we operate. These include statements regarding our expectations about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims, and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described in Part I, Item 1A, “Risk Factors,” in our 2012 Form 10-K, which we filed with the Securities and Exchange Commission, or SEC, on March 1, 2013, the factors described in Part II, Item 1A, “Risk Factors,” in our quarterly report on Form 10-Q for the quarter ended March 31, 2013, and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

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

In addition, this management’s discussion and analysis of financial condition and results of operations contains several statements regarding current and future general global economic conditions. These statements are based on our compilation of economic data and analyses from a variety of external sources. While we believe these statements to be reasonably accurate, global economic conditions are difficult to analyze and predict and are subject to significant uncertainty and as a result, these statements may prove to be wrong. The challenges and drivers for each of our business segments are discussed in more detail in the section entitled “—Results of Operations-Continuing Operations-Business Segments,” within this Item 2.

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

We have been exploring, and intend to continue to explore, acquisitions within the engineering and construction industry to strategically complement or expand on our Global E&C Group’s technical capabilities or access to new market segments. During the second quarter of 2013, we acquired an upstream consultancy business located in the United Kingdom that specializes in field development and project decision support, focused on the evaluation and implementation of oil and gas field developments covering greenfield and brownfield assets. Also during the second quarter of 2013, we acquired an engineering and project management business located in Mexico with experience in both offshore and onshore upstream oil and gas downstream oil and gas and power projects. Additionally, during the first quarter of 2013, we acquired a U.S.-based business that specializes in the management of construction and commissioning of pharmaceutical and biotech facilities and which also has the capabilities to manage the full engineering, procurement and construction of such facilities. In addition, in the fourth quarter of 2012, we acquired all of the outstanding shares of a privately held multi-discipline full service engineering, procurement, and construction management business located in North America. The results of operations of these acquired businesses have been included in our Global E&C Group. We are also exploring acquisitions within the power generation industry to complement the products which our Global Power Group offers. There is no assurance that we will consummate any acquisitions in the future. Please refer to Note 2 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our acquisition activities in 2013 and 2012.

The above acquisitions have been included in our consolidated financial results as of their respective acquisition dates and all of the acquisitions are included in our results of operation for the quarter and six months ended June 30, 2013. Throughout this Item 2, where period-to-period financial results have been impacted by these acquisitions, particularly our acquisitions in the fourth quarter of 2012 and the first quarter of 2013, we have referred to these acquisitions as either “businesses acquired subsequent to the quarter ended June 30, 2012,” “businesses acquired subsequent to the six months ended June 30, 2012” or “businesses acquired subsequent to the quarter and six months ended June 30, 2012.”

On April 17, 2013, our Board of Directors approved a plan to sell our waste-to-energy facility in Camden, New Jersey. We currently anticipate completing the sale within one year. As a result of the decision of our Board of Directors on April 17, 2013, our Camden facility meets the accounting criteria as a business held for sale and the criteria for classification as a discontinued operation. The presentation of the financial results of this business have been reclassified on our consolidated statement of operations and consolidated statement of cash flows under the respective captions related to discontinued operations, the asset and liability balances of this business have been reclassified on our consolidated balance sheet under the respective captions of assets held for sale and liabilities held for sale, and these reclassifications have been made in the notes to our consolidated financial statements and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section. Our Camden facility was formerly included in our Global Power Group business segment. Please refer to Note 13 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our discontinued operations.

Summary Financial Results for the Quarter and Six Months Ended June 30, 2013

Continuing Operations

Our summary financial results for the quarters and six months ended June 30, 2013 and 2012 from continuing operations are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated Statement of Operations:
Operating revenues(1)	$863,407	$936,462	$1,653,551	$1,864,052
Contract profit(1)	153,607	138,933	273,053	279,016
Selling, general and administrative expenses(1)	89,801	85,289	180,133	168,430
Income from continuing operations attributable to Foster Wheeler AG	$68,316	$30,421	$85,220	$71,911
Earnings per share:
Basic	$0.68	$0.29	$0.83	$0.66
Diluted	$0.68	$0.29	$0.83	$0.66
Net cash provided by operating activities(2)			$66,497	$80,107

(1)	Please refer to the section entitled “—Results of Operations-Continuing Operations” within this Item 2 for further discussion.
(2)	Please refer to the section entitled “—Liquidity and Capital Resources” within this Item 2 for further discussion.

Cash and cash equivalents totaled $414,738 and $582,322 as of June 30, 2013 and December 31, 2012, respectively.

Income from continuing operations attributable to Foster Wheeler AG increased in the second quarter of 2013, compared to the same period of 2012. This increase was primarily driven by the pre-tax impact of an asbestos-related insurance recovery gain of $15,800, increased contract profit of $14,600 and increased equity earnings from our project in Chile of $6,700. Additionally, our results were favorably impacted by a lower effective tax rate of 16.1% during the quarter ended June 30, 2013, compared to an effective tax rate of 26.2% during the same period in 2012.

Income from continuing operations attributable to Foster Wheeler AG increased in the first six months of 2013, compared to the same period of 2012. This increase was primarily driven by the favorable pre-tax impact of an asbestos-related insurance recovery gain of $15,800 and increased equity earnings from our project in Chile of $3,700. The increase was partially offset by the aggregate unfavorable pre-tax impact of an increase in net foreign exchange transaction losses of $4,900, which were recognized in cost of operating revenues and other deductions, net of $3,900 and $1,000, respectively, and the pre-tax impact of decreased contract profit of $2,100, net of foreign exchange transaction losses, discussed below in the sections entitled “—Contract Profit” and “—Business Segments,” within this Item 2. Additionally, our results were favorably impacted by a lower effective tax rate of 17.1% during the six months ended June 30, 2013, compared to an effective tax rate of 25.7% during the same period in 2012.

Please refer to the discussion within the section entitled “—Results of Operations-Continuing Operations” within this Item 2.

Discontinued Operations

Income from discontinued operations attributable to Foster Wheeler AG increased in the second quarter of 2013, compared to the same period in 2012. This increase includes the favorable impact related to decreased depreciation of $1,200 during the second quarter of 2013, compared to the same period in 2012, as we no longer recognize depreciation expense on long-lived assets now that the business has been classified as held for sale. The increase in income from discontinued operations attributable to Foster Wheeler AG also reflects increased income primarily driven by increased operating revenues during the second quarter of 2013, compared to the same period in 2012.

Loss from discontinued operations attributable to Foster Wheeler AG increased during the first six months of 2013, compared to the same period in 2012, primarily as a net result of an impairment of $3,900 recognized in the first quarter of 2013, partially offset by the favorable impact related to decreased depreciation of $2,400 during the first six months of 2013, compared to the same period of 2012, as we no longer recognize depreciation expense on long-lived assets now that the business has been classified as held for sale as of the second quarter of 2013, the favorable impact related to the inclusion of increased costs of $800 due to an extended outage and maintenance-related costs during the first quarter of 2012 and increased income primarily driven by increased operating revenues during the first six months of 2013, compared to the same period in 2012.

Please refer to Note 13 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our discontinued operations.

New Orders and Backlog of Unfilled Orders

The tables below summarize our new orders and backlog of unfilled orders by period and include balances for discontinued operations, which were insignificant based on our consolidated and business group balances:

	Quarter Ended
	June 30, 2013	March 31, 2013	June 30, 2012
New orders, measured in future revenues:
Global E&C Group*	$661,000	$467,700	$496,900
Global Power Group	90,300	198,900	116,200

Total*	$751,300	$666,600	$613,100

*	Balances included Global E&C Group flow-through revenues, as defined in the section entitled —“Results of Operations-Continuing Operations-Operating Revenues” within this Item 2, of $124,000, $132,200, and $105,400 for the quarters ended June 30, 2013, March 31, 2013 and December 31, 2012, respectively.

	As of
	June 30, 2013	March 31, 2013	December 31, 2012
Backlog of unfilled orders, measured in future revenues	$3,281,200	$3,460,000	$3,648,000
Backlog, measured in Foster Wheeler scope*	$2,706,300	$2,765,300	$2,950,200
Global E&C Group man-hours in backlog (in thousands)	17,600	16,200	17,000

*	As defined in the section entitled “—Backlog and New Orders” within this Item 2.

Please refer to the section entitled “—New Orders and Backlog” within this Item 2 for further detail.

Challenges and Drivers

Our primary operating focus continues to be booking quality new business and effectively and efficiently executing our contracts. The global markets in which we operate are largely dependent on overall economic conditions and global or regional economic growth rates and the resultant demand for oil and gas, electric power, petrochemicals, refined products and minerals and metals. Both of our business groups have been impacted by unfavorable economic growth rates in most of their respective global markets in recent years. Additionally, there is potential downside risk to continued unfavorable global economic growth rates driven primarily by continued sovereign debt and bank funding pressures in the Eurozone, the speed at which governmental efforts directed at spending and debt reduction are being implemented, a slowdown in the economic growth rate in Asia, most significantly The People’s Republic of China, or China, and geopolitical oil supply risks, which could impact global economic growth through a significant rise in oil prices. If any of these risks materialize, the ability of both of our business groups to book work could be negatively impacted, which could have a material negative impact on our business.

In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and we believe that this long-term demand will continue to stimulate investment by our clients in new, expanded and upgraded facilities. Our clients plan their investments based on long-term time horizons. We believe that global demand for energy, chemicals, minerals and pharmaceuticals will continue to grow over the long-term and that clients will continue to invest in new and upgraded capacity to meet that demand. Global markets in the engineering and construction industry are experiencing intense competition among engineering and construction contractors and pricing pressure for contracts awarded. Clients’ bidding and contract award processes continue to be protracted and some clients have been releasing, and we expect will continue to release, tranches of work on a piecemeal basis. However, we are seeing clients continuing to develop new projects and, after making final investment decisions, moving forward with previously planned projects. This includes a much stronger pipeline of projects in North America both in chemicals and natural gas liquefaction, or LNG, due to the availability of cheap gas supply from shale gas. The challenges and drivers for our Global E&C Group are discussed in more detail in the section entitled “—Results of Operations-Continuing Operations-Business Segments-Global E&C Group-Overview of Segment,” within this Item 2.

Global gross domestic product, or GDP, growth is a key driver of demand for power. The slow economic growth in recent years has negatively impacted the demand for our products and services. However, we believe that a gradual upturn in global economic growth will begin during the 2013-2014 timeframe, which we further believe will improve demand for the products and services of our Global Power Group, compared to 2012. However, a number of constraining market factors continues to impact the markets that we serve. These factors include political and environmental sensitivity regarding coal-fired steam generators in certain geographies and the outlook for continued lower natural gas pricing over the next three to five years, which has increased the attractiveness of natural gas, in relation to coal and renewables, for the generation of electricity. In addition, the constraints on the global credit market may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. These factors contributed to a decrease in demand as evidenced by the level of new orders received in the second quarter of 2013, which was a significant decline from the level of new orders received in the quarters ended March 31, 2013 and June 30, 2012. These factors may continue in the future. The challenges and drivers for our Global Power Group are discussed in more detail in the section entitled “—Results of Operations-Continuing Operations-Business Segments-Global Power Group-Overview of Segment,” within this Item 2.

Results of Operations – Continuing Operations

The following sections provide a discussion of our results of operations from our continuing operations.

Operating Revenues

We operate through two business groups: our Global E&C Group and our Global Power Group. The composition of our operating revenues varies from period to period based on the portfolio of contracts in execution during any given period. Our operating revenues are further dependent upon the strength of the various geographic markets and industries we serve and our ability to address those markets and industries. Please refer to the section entitled “—Business Segments,” within this Item 2, for a discussion of the products and services, geographic markets and industries of our business groups.

Our operating revenues for each of our business groups for the quarters and six months ended June 30, 2013 and 2012, were as follows:

	June 30, 2013	June 30, 2012	$ Change	% Change
Quarter Ended:
Global E&C Group	$662,719	$666,142	$(3,423)	(0.5)%
Global Power Group	200,688	270,320	(69,632)	(25.8)%

Total	$863,407	$936,462	$(73,055)	(7.8)%

Six Months Ended:
Global E&C Group	$1,250,693	$1,337,015	$(86,322)	(6.5)%
Global Power Group	402,858	527,037	(124,179)	(23.6)%

Total	$1,653,551	$1,864,052	$(210,501)	(11.3)%

Our operating revenues by geographic region, based upon where our projects are being executed, for the quarters and six months ended June 30, 2013 and 2012, were as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Africa	$20,735	$24,909	$(4,174)	(16.8)%	$39,647	$47,661	$(8,014)	(16.8)%
Asia Pacific	211,262	310,928	(99,666)	(32.1)%	404,275	716,600	(312,325)	(43.6)%
Europe	215,647	240,155	(24,508)	(10.2)%	403,836	458,932	(55,096)	(12.0)%
Middle East	79,879	64,565	15,314	23.7%	144,802	112,849	31,953	28.3%
North America	282,419	208,130	74,289	35.7%	524,013	361,115	162,898	45.1%
South America	53,465	87,775	(34,310)	(39.1)%	136,978	166,895	(29,917)	(17.9)%

Total	$863,407	$936,462	$(73,055)	(7.8)%	$1,653,551	$1,864,052	$(210,501)	(11.3)%

Our operating revenues decreased in the quarter and six months ended June 30, 2013, compared to the same periods in 2012, which included the impact of decreased flow-through revenues of $30,200 and $172,200, respectively, as described below. The decrease was partially offset by the favorable impact in 2013 related to the businesses acquired subsequent to the quarter and six months ended June 30, 2012.

Excluding the impact of the change in flow-through revenues and currency impacts, our operating revenues during the quarter and six months ended June 30, 2013 decreased 7% and 3%, respectively, compared to the same periods in 2012. The decrease in operating revenues in the quarter and six months ended June 30, 2013 was the result of decreased operating revenues in our Global Power Group, partially offset by increased operating revenues, excluding flow-through revenues, in our Global E&C Group.

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

Contract Profit

	June 30, 2013	June 30, 2012	$ Change	% Change
Quarter Ended	$153,607	$138,933	$14,674	10.6%
Six Months Ended	$273,053	$279,016	$(5,963)	(2.1)%

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

Contract profit increased during the quarter ended June 30, 2013, compared to the same period in 2012. The increase was the result of increased contract profit by our Global E&C Group, partially offset by decreased contract profit by our Global Power Group. The increase in contract profit in our Global E&C Group included the favorable impact related to the businesses acquired subsequent to the quarter ended June 30, 2012.

Contract profit decreased during the six months ended June 30, 2013, compared to the same period in 2012. The decrease was the result of decreased contract profit by our Global Power Group, partially offset by increased contract profit by our Global E&C Group. The increase in contract profit in our Global E&C Group included the unfavorable impact related to a change in net foreign exchange transaction gains and losses of $6,800 and also included the favorable impact related to the businesses acquired subsequent to the six months ended June 30, 2012.

Please refer to the section entitled “—Business Segments,” within this Item 2, for further information related to contract profit for both of our operating groups.

Selling, General and Administrative (SG&A) Expenses

	June 30, 2013	June 30, 2012	$ Change	% Change
Quarter Ended	$89,801	$85,289	$4,512	5.3%
Six Months Ended	$180,133	$168,430	$11,703	6.9%

SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.

SG&A expenses increased in the second quarter of 2013, compared to the same period in 2012, primarily as a result of the aggregate impact of the businesses acquired subsequent to the quarter ended June 30, 2012 that increased our SG&A expenses by $3,400, much of which was attributable to compensation expense recognized under earnout provisions associated with the acquisitions. The increase in SG&A expenses also included a charge for severance-related postemployment benefits of $1,000 recognized in the second quarter of 2013.

SG&A expenses increased in the first six months of 2013, compared to the same period in 2012, primarily as a result of the aggregate impact of the businesses acquired subsequent to the six months ended June 30, 2012 that increased our SG&A expenses by $5,800, much of which was attributable to compensation expense recognized under earnout provisions associated with the acquisitions. The increase in SG&A expenses also included increased sales pursuit costs of $2,700 and a charge for severance-related postemployment benefits of $2,400 recognized in the first six months of 2013.

Other Income, net

	June 30, 2013	June 30, 2012	$ Change	% Change
Quarter Ended	$18,014	$10,515	$7,499	71.3%
Six Months Ended	$22,765	$18,653	$4,112	22.0%

Other income, net during the quarter and six months ended June 30, 2013 consisted primarily of equity earnings of $16,500 and $20,500, respectively. Our equity earnings were primarily generated from our ownership interests in build, own and operate projects in Chile and Italy. Our equity earnings from our Global Power Group’s project in Chile during the quarter and six months ended June 30, 2013 were $12,800 and $17,100, respectively, while equity earnings from our Global E&C Group’s projects in Italy were $3,500 and $3,400, respectively.

Other income, net increased in the second quarter of 2013, compared to the same period in 2012, primarily driven by increased equity earnings from our Global Power Group’s project in Chile of $6,700.

Other income, net increased in the first six months of 2013, compared to the same period in 2012, primarily driven by increased equity earnings from our Global Power Group’s project in Chile of $3,700.

For further information related to our equity earnings, please refer to the sections within this Item 2 entitled “—Business Segments-Global Power Group” for our Global Power Group’s project in Chile and “—Business Segments-Global E&C Group” for our Global E&C Group’s projects in Italy, as well as Note 3 to the consolidated financial statements included in this quarterly report on Form 10-Q.

Other Deductions, net

	June 30, 2013	June 30, 2012	$ Change	% Change
Quarter Ended	$10,490	$12,174	$(1,684)	(13.8)%
Six Months Ended	$15,802	$16,237	$(435)	(2.7)%

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

Other deductions, net in the second quarter of 2013 consisted primarily of legal fees of $4,900, bank fees of $1,200 and net penalties on unrecognized tax benefits of $1,000. Other deductions, net decreased in the second quarter of 2013, compared to the same period in 2012. This decrease was primarily the result of the favorable impact of $2,900 related to the change in net foreign currency exchange transactions and the favorable impact resulting from the inclusion of a $1,500 charge recognized in the second quarter of 2012 related to the write-off of capitalized costs for a wind farm development project, partially offset by increased legal fees of $1,600. During the second quarter of 2012, our Global E&C Group recognized a $1,500 charge related to the write-off of capitalized costs for a wind farm development project that, due to legislation, was no longer an economically viable project.

Other deductions, net in the first six months of 2013 consisted primarily of legal fees of $10,300, bank fees of $2,200 and a net foreign currency exchange transaction loss of $1,700. The decrease in other deductions, net in the first six months of 2013, compared to the same period in 2012, was primarily the net result of decreased net penalties on unrecognized tax benefits of $3,000, which included the net benefit of previously accrued tax penalties on unrecognized tax benefits that were ultimately not assessed during the first six months of 2013 of $1,300, and the favorable impact resulting from the inclusion of a $1,500 charge recognized in the second quarter of 2012 related to the write-off of capitalized costs for a wind farm development project, as further described above, partially offset by increased legal fees of $3,000 and an unfavorable impact of $1,000 related to the change in net foreign currency exchange transactions.

Net foreign currency exchange transaction gains and losses were primarily driven by exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.

Interest Income

	June 30, 2013	June 30, 2012	$ Change	% Change
Quarter Ended	$1,482	$2,947	$(1,465)	(49.7)%
Six Months Ended	$2,944	$6,114	$(3,170)	(51.8)%

Interest income decreased in the quarter and six months ended June 30, 2013, compared to the same periods in 2012, primarily as a result of lower average cash and cash equivalents balances and, to a lesser extent, lower investment yields on cash and cash equivalents balances.

Interest Expense

	June 30, 2013	June 30, 2012	$ Change	% Change
Quarter Ended	$3,916	$4,249	$(333)	(7.8)%
Six Months Ended	$6,588	$7,665	$(1,077)	(14.1)%

Interest expense decreased in the quarter and six months ended June 30, 2013, compared to the same periods in 2012, which was the result of decreased net interest expense on unrecognized tax benefits of $500 and $1,100, respectively, and the favorable impact from decreased average borrowings, excluding foreign currency translation effects, in both periods.

Net Asbestos-Related (Gain)/Provision

	June 30, 2013	June 30, 2012	$ Change	% Change
Quarter Ended	$(13,750)	$3,713	$(17,463)	(470.3)%
Six Months Ended	$(11,750)	$5,710	$(17,460)	(305.8)%

The decrease in the net asbestos-related provision in the quarter and six months ended June 30, 2013, compared to the same period in 2012, was the net result of the favorable impact of the inclusion of an insurance recovery gain recognized during the quarter and six months ended June 30, 2013 upon collection of a $15,750 insurance receivable related to an insolvent insurance carrier, which we had previously written-off. Please refer to Note 12 to the consolidated financial statements included in this quarterly report on Form 10-Q for additional information.

Provision for Income Taxes

	June 30, 2013	June 30, 2012	$ Change	% Change
Quarter Ended	$13,319	$12,291	$1,028	8.4%
Effective tax rate	16.1%	26.2%

Six Months Ended	$18,479	$27,175	$(8,696)	(32.0)%
Effective tax rate	17.1%	25.7%

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

Effective Tax Rate for 2013

Our effective tax rate for the first six months of 2013 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in non-U.S. tax jurisdictions which contributed to an approximate 16-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax exemptions, incentives and credits, and other items;

•

Discrete items during the second quarter of 2013, primarily relating to the reversal of a previously accrued liability for branch taxes no longer required to be paid as a result of an exemption received from a non-U.S. tax authority, which provided a six-percentage point reduction to the effective tax rate for the first six months of 2013; and

•

A valuation allowance increase because we are unable to recognize a tax benefit for year-to-date losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which contributed to an approximate four-percentage point increase in our effective tax rate.

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

Net Income Attributable to Noncontrolling Interests

	June 30, 2013	June 30, 2012	$ Change	% Change
Quarter Ended	$1,011	$4,258	$(3,247)	(76.3)%
Six Months Ended	$4,290	$6,655	$(2,365)	(35.5)%

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

Net income attributable to noncontrolling interests decreased in the second quarter of 2013, compared to the same period in 2012, which was primarily the net result of decreased net income from our operations in Malaysia and Martinez, California, partially offset by increased net income from our operations in the People’s Republic of China, Poland and South Africa.

Net income attributable to noncontrolling interests decreased in the first six months of 2013, compared to the same period in 2012, which was primarily the net result of decreased net income from our operations in Malaysia and Poland, partially offset by increased net income from our operations in the People’s Republic of China and South Africa.

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

	June 30, 2013	June 30, 2012	$ Change	% Change
Quarter Ended	$99,005	$58,523	$40,482	69.2%
Six Months Ended	$139,083	$130,114	$8,969	6.9%

EBITDA increased in the second quarter of 2013, compared to the same period in 2012. This increase was primarily driven by the favorable impact of an asbestos-related insurance recovery gain of $15,800, increased contract profit of $14,600, which included the favorable impact of our businesses acquired subsequent to the second quarter of 2012 and increased equity earnings from our project in Chile of $6,700.

EBITDA increased in the first six months of 2013, compared to the same period in 2012. This increase was primarily driven by the favorable impact of an asbestos-related insurance recovery gain of $15,800 and increased equity earnings from our project in Chile of $3,700. The increase in EBITDA was partially offset by the aggregate unfavorable impact of net foreign exchange transaction losses of $4,900, which were recognized in cost of operating revenues and other deductions, net of $3,900 and $1,000, respectively, decreased contract profit of $2,100, which included the favorable impact of our businesses acquired subsequent to the six months ended June 30, 2012 and excluded the aggregate impact of an increase in net foreign exchange transaction losses, discussed above, and increased sales pursuit costs of $2,700.

Please refer to the preceding discussion of each of these items within this “—Results of Operations-Continuing Operations” section and the individual segment explanations below for additional details.

EBITDA is a supplemental financial measure not defined in generally accepted accounting principles, or GAAP. We define EBITDA as income attributable to Foster Wheeler AG before interest expense, income taxes and depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. Certain covenants under our senior unsecured credit agreement use EBITDA, as defined in such agreement, in the covenant calculations which is different than EBITDA as presented herein. We believe that the line item on the consolidated statement of operations entitled “net income attributable to Foster Wheeler AG” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income attributable to Foster Wheeler AG as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income attributable to Foster Wheeler AG, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

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

A reconciliation of EBITDA from continuing operations to net income attributable to Foster Wheeler AG is shown below.

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
EBITDA from continuing operations:
Global E&C Group	$62,133	$39,917	$97,321	$86,845
Global Power Group	45,584	42,198	70,271	94,139
C&F Group*	(8,712)	(23,592)	(28,509)	(50,870)

EBITDA from continuing operations	99,005	58,523	139,083	130,114

Less: Interest expense	3,916	4,249	6,588	7,665
Less: Depreciation and amortization	13,454	11,562	28,796	23,363
Less: Provision for income taxes	13,319	12,291	18,479	27,175

Income from continuing operations attributable to Foster Wheeler AG	68,316	30,421	85,220	71,911
Income/(loss) from discontinued operations attributable to Foster Wheeler AG	2,383	438	(1,495)	(406)

Net income attributable to Foster Wheeler AG	$70,699	$30,859	$83,725	$71,505

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

EBITDA in the above table includes the following:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net increase/(decrease) in contract profit from regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group	$5,400	$(2,800)	$22,000	$5,100
Global Power Group(2)	11,100	11,000	19,500	26,500

Total(2)	$16,500	$8,200	$41,500	$31,600

Net asbestos-related (gain)/provision:(3)
Global E&C Group	$—	$1,700	$—	$1,700
C&F Group	(13,800)	2,000	(11,800)	4,000

Total	$(13,800)	$3,700	$(11,800)	$5,700

Charges for severance-related postemployment benefits:
Global E&C Group	$1,700	$—	$2,900	$—
Global Power Group	700	—	1,100	—
C&F Group	—	—	400	—

Total	$2,400	$—	$4,400	$—

(1)

Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding changes in our final estimated contract profit.

(2)

The changes in final estimated contract profit revisions for our Global Power Group were increased during the six months ended June 30, 2012 for a favorable settlement with a subcontractor of approximately $6,900.

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

Business Segments

Global E&C Group

	Quarter Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Operating revenues	$662,719	$666,142	$(3,423)	(0.5)%	$1,250,693	$1,337,015	$(86,322)	(6.5)%

EBITDA	$62,133	$39,917	$22,216	55.7%	$97,321	$86,845	$10,476	12.1%

Results

Our Global E&C Group’s operating revenues by geographic region for the quarter and six months ended June 30, 2013 and 2012, based upon where our projects are being executed, were as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Africa	$20,708	$23,637	$(2,929)	(12.4)%	$39,620	$45,211	$(5,591)	(12.4)%
Asia Pacific	137,643	211,904	(74,261)	(35.0)%	254,869	504,420	(249,551)	(49.5)%
Europe	147,547	143,623	3,924	2.7%	277,298	278,016	(718)	(0.3)%
Middle East	78,587	60,092	18,495	30.8%	140,665	105,196	35,469	33.7%
North America	230,196	147,161	83,035	56.4%	411,652	253,117	158,535	62.6%
South America	48,038	79,725	(31,687)	(39.7)%	126,589	151,055	(24,466)	(16.2)%

Total	$662,719	$666,142	$(3,423)	(0.5)%	$1,250,693	$1,337,015	$(86,322)	(6.5)%

Please refer to the “—Overview of Segment” section below for a discussion of our Global E&C Group’s market outlook.

Quarter Ended June 30, 2013

Our Global E&C Group experienced a decrease in operating revenues of 1% in the second quarter of 2013, compared to the same period in 2012. This decrease was primarily driven by decreased flow-through revenues of $30,100, partially offset by the favorable impact of the businesses acquired subsequent to the second quarter of 2012. Excluding flow-through revenues and currency impacts, our Global E&C Group’s operating revenues increased 7% in the second quarter of 2013, compared to the same period in 2012.

Our Global E&C Group’s EBITDA increased in the second quarter of 2013, compared to the same period in 2012. This increase was primarily driven by an increase in contract profit of $17,200, which included the favorable impact of the businesses acquired subsequent to the second quarter of 2012. The increase in EBITDA also included the favorable impact resulting from the inclusion of a $1,500 charge recognized in the second quarter of 2012 related to the write-off of capitalized costs for a wind farm development project. During the second quarter of 2012, our Global E&C Group recognized a $1,500 charge related to the write-off of capitalized costs for a wind farm development project that, due to legislation, was no longer an economically viable project. The contract profit increase was driven by increased contract profit margin and, to a lesser extent, increased volume of operating revenues, excluding flow-through revenues.

Six Months Ended June 30, 2013

Our Global E&C Group experienced a decrease in operating revenues of 7% in the first six months of 2013, compared to the same period in 2012. This decrease was primarily driven by decreased flow-through revenues of $172,700, partially offset by the favorable impact of the businesses acquired subsequent to the six months ended June 30, 2012. Excluding flow-through revenues and currency impacts, our Global E&C Group’s operating revenues increased 12% in the first six months of 2013, compared to the same period in 2012.

Our Global E&C Group’s EBITDA increased in the first six months of 2013, compared to the same period in 2012. This increase was primarily driven by an increase in contract profit of $18,400, which included the favorable impact of the businesses acquired subsequent to the first six months of 2012 and excluded the aggregate impact of an increase in net foreign exchange transaction losses, discussed below. The increase in EBITDA also included the favorable impact resulting from the inclusion of a $1,500 charge recognized in the second quarter of 2012 related to the write-off of capitalized costs for a wind farm development project, further described above. The increase in EBITDA was partially offset by the aggregate impact of an increase in net foreign exchange transaction losses of $9,100, which were recognized in cost of operating revenues and other deductions, net of $6,800 and $2,300, respectively. The contract profit increase was driven by increased volume of operating revenues, excluding flow-through revenues, partially offset by decreased contract profit margin.

Overview of Segment

Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, LNG facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation facilities, distribution facilities, gasification facilities and processing facilities associated with the minerals and metals sector. Our Global E&C Group is also involved in the design of facilities in developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Additionally, our Global E&C Group is involved in the development, engineering, construction, ownership and operation of power generation facilities, from conventional and renewable sources, and of waste-to-energy facilities.

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

In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and we believe that this long-term demand will continue to stimulate investment by our clients in new, expanded and upgraded facilities. Our clients plan their investments based on long-term time horizons. We believe that global demand for energy, chemicals, minerals and pharmaceuticals will continue to grow over the long-term and that our clients will continue to invest in new and upgraded capacity to meet that demand.

Global markets in the engineering and construction industry are still experiencing intense competition among engineering and construction contractors and pricing pressure for contracts awarded. Clients’ bidding and contract award processes continue to be protracted, particularly for projects sponsored by national oil companies. Additionally, some clients have been releasing, and we expect will continue to release, tranches of work on a piecemeal basis. The engineering and construction industry may be further impacted by potential downside risk to global economic growth driven primarily by continued sovereign debt and bank funding pressures in the Eurozone, the speed at which governmental efforts directed at spending and debt reduction are being implemented, a slowdown in the economic growth rate in China and geopolitical oil supply risks, which could impact global economic growth through a significant rise in oil prices. If any of these risks materialize, our Global E&C Group could be impacted. However, we are seeing clients continuing to develop new projects and, after making final investment decisions, moving forward with previously planned projects. This includes a much stronger pipeline of projects in North America both in chemicals and LNG due to the availability of cheap gas supply from shale gas.

We continue to be successful in booking contracts of varying types and sizes in our key end markets, including a contract for an offshore gas field development in South America, an initial release for the engineering, procurement and construction contract for a chemicals facility in the U.S., front-end engineering design contracts for the expansion of oil and gas processing facilities in the Middle East, additional scope of work for a project management consultancy, or PMC, contract in the Middle East, contract for design and supply of a delayed coker heater for a refinery in Russia, an engineering and procurement contract for a refinery upgrade project in the Middle East, a PMC contract for a new refinery in Asia, and a contract for detailed design for a residue upgrading project in South America.

We believe our success in this regard is a reflection of our technical expertise, our project execution performance, our long-term relationships with clients, our safety performance, and our selective approach in pursuit of new prospects where we believe we have significant differentiators.

Global Power Group

	Quarter Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Operating revenues	$200,688	$270,320	$(69,632)	(25.8)%	$402,858	$527,037	$(124,179)	(23.6)%

EBITDA	$45,584	$42,198	$3,386	8.0%	$70,271	$94,139	$(23,868)	(25.4)%

Results

Our Global Power Group’s operating revenues by geographic region for the quarter and six months ended June 30, 2013 and 2012, based upon where our projects are being executed, were as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Africa	$27	$1,272	$(1,245)	(97.9)%	$27	$2,450	$(2,423)	(98.9)%
Asia Pacific	73,619	99,024	(25,405)	(25.7)%	149,406	212,180	(62,774)	(29.6)%
Europe	68,100	96,532	(28,432)	(29.5)%	126,538	180,916	(54,378)	(30.1)%
Middle East	1,292	4,473	(3,181)	(71.1)%	4,137	7,653	(3,516)	(45.9)%
North America	52,223	60,969	(8,746)	(14.3)%	112,361	107,998	4,363	4.0%
South America	5,427	8,050	(2,623)	(32.6)%	10,389	15,840	(5,451)	(34.4)%

Total	$200,688	$270,320	$(69,632)	(25.8)%	$402,858	$527,037	$(124,179)	(23.6)%

Please refer to the “—Overview of Segment” section below for a discussion of our Global Power Group’s market outlook.

Quarter Ended June 30, 2013

Our Global Power Group experienced a decrease in operating revenues in the second quarter of 2013, compared to the same period in 2012. This decrease was primarily driven by decreased volume of business. Excluding currency impacts, our Global Power Group’s operating revenues decreased 27% in the second quarter of 2013, compared to the same period in 2012.

Our Global Power Group’s EBITDA increased in the second quarter of 2013, compared to the same period in 2012, primarily driven by increased equity earnings from our Global Power Group’s project in Chile of $6,700, partially offset by decreased contract profit of $2,700 and the unfavorable impact of increased legal fees of $1,100. This decrease in contract profit primarily resulted from decreased volume of operating revenues, excluding the impact of foreign currency fluctuations, partially offset by increased contract profit margins. Please see below for further discussion regarding our Global Power Group’s project in Chile.

Six Months Ended June 30, 2013

Our Global Power Group experienced a decrease in operating revenues in the six months ended June 30, 2013, compared to the same period in 2012. This decrease was primarily driven by decreased volume of business. Excluding currency impacts, our Global Power Group’s operating revenues decreased 25% in the six months ended June 30, 2013, compared to the same period in 2012.

Our Global Power Group’s EBITDA decreased in the six months ended June 30, 2013, compared to the same period in 2012, primarily driven by decreased contract profit of $17,600 and the unfavorable impact of increased legal fees of $2,700. This decrease in contract profit primarily resulted from decreased volume of operating revenues, partially offset by increased contract profit margins. Additionally, the decrease in contract profit included the unfavorable impact resulting from the inclusion of a settlement with a subcontractor of approximately $6,900 during the six months ended June 30, 2012. This decrease in EBITDA was partially offset by the favorable impact of increased equity earnings from our Global Power Group’s project in Chile of $3,700. Please see below for further discussion regarding our Global Power Group’s project in Chile.

Equity Earnings from Project in Chile

Our equity earnings from our Global Power Group’s project in Chile were $12,800 and $6,100 in the second quarter of 2013 and 2012, respectively. This increase in equity earnings in the second quarter of 2013, compared to the same period in 2012, was primarily driven by two items: a $3,200 increase in our share of the project’s 2012 earnings recognized as a result of a revised earnings allocation for 2012 that was approved in connection with the approval by the project’s governing board of the 2012 earnings distribution in the second quarter of 2013, and a $3,000 increase from the reversal of an insurance-related contingency during the second quarter of 2013.

Our equity earnings from our project in Chile were $17,100 and $13,400 in the six months ended June 30, 2013 and 2012, respectively. The increase in equity earnings in the six months ended June 30, 2013, compared to the same period in 2012, was primarily driven by three items: a $3,200 increase in our share of the project’s 2012 earnings recognized as a result of a revised earnings allocation for 2012 that was approved in connection with the approval by the project’s governing board of the 2012 earnings distribution in the second quarter of 2013, and a $3,000 increase from the reversal of an insurance-related contingency during the second quarter of 2013, partially offset by the impact of lower marginal rates for electrical power generation in the six months ended June 30, 2013.

Overview of Segment

Our Global Power Group designs, manufactures and erects steam generators and auxiliary equipment for electric power generating stations, district heating and power plants and industrial facilities worldwide. Our competitive differentiation in serving these markets is the ability of our products to cleanly and efficiently burn a wide range of fuels, singularly or in combination. In particular, our circulating fluidized-bed, which we refer to as CFB, steam generators are able to burn coals of varying quality, as well as petroleum coke, lignite, municipal waste, waste wood, biomass, and numerous other materials. Among these fuel sources, coal is the most widely used, and thus the market drivers and constraints associated with coal strongly affect the steam generator market and our Global Power Group’s business. Additionally, our Global Power Group holds a controlling interest and operates a combined-cycle gas turbine facility; owns a noncontrolling interest in a petcoke-fired CFB facility for refinery steam and power generation; and operates a university cogeneration power facility for steam/electric generation.

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

Global GDP growth is a key driver of demand for power. The slow economic growth in recent years has negatively impacted the demand for our products and services. However, we believe that a gradual upturn in global economic growth will begin during the 2013-2014 timeframe, which we further believe will improve demand for the products and services of our Global Power Group, compared to 2012. However, a number of constraining market factors continues to impact the markets that we serve. Political and environmental sensitivity regarding coal-fired steam generators in certain geographies continues to cause prospective projects utilizing coal as their primary fuel to be postponed or cancelled as clients experience difficulty in obtaining the required environmental permits or decide to wait for additional clarity regarding governmental regulations. The sensitivity has been especially pronounced in the U.S. and Western Europe due to the concern that coal-fired steam generators, relative to alternative fuel sources, contribute more toward global warming through the discharge of greenhouse gas emissions into the atmosphere. The outlook for continued lower natural gas pricing over the next three to five years in North America has increased the attractiveness of natural gas, in relation to coal and renewables, for the generation of electricity. In addition, the constraints on the global credit market may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. These factors could negatively impact investment in the power sector, which in turn could negatively impact our Global Power Group’s business.

There is potential downside risk to global economic growth driven primarily by continued sovereign debt and bank funding pressures in the Eurozone, the speed at which governmental efforts directed at spending and debt reduction are being implemented, a slowdown in the economic growth rate in Asia, most significantly China, and geopolitical oil supply risks, which could impact global economic growth through a significant rise in oil prices. If any of these risks materialize, our Global Power Group could be impacted.

Longer-term, we believe that global demand for electrical energy will continue to grow. We believe that the majority of the growth will be driven by emerging economies and that solid-fuel-fired steam generators will continue to fill a portion of the growth in new generating capacity in the emerging economies.

Globally, we see a growing need to replace older coal plants with new, more efficient and cleaner burning plants, including both coal and other fuels, in order to meet environmental, financial and reliability requirements. The fuel flexibility of our CFB steam generators enables them to burn a wide variety of fuels other than coal and to produce carbon-neutral electricity when fired by biomass. In addition, our utility steam generators can be designed to incorporate supercritical steam technology, which significantly improves power plant efficiency and reduces power plant emissions.

We are currently executing a project for four 550 megawatt electrical, or MWe, supercritical CFB steam generators for a power project in South Korea, which we believe is an indication of the successful scale-up of our CFB technology and further advances our CFB supercritical technology with a vertical-tube, once-through design. Commercial operation of the units is scheduled for 2015.

We completed an engineering and supply project for a pilot-scale (approximately 30 megawatt thermal, equivalent to approximately 10 MWe) CFB steam generator, which incorporates our carbon-capturing Flexi-Burn™ technology. Further, we are executing a project together with other parties, which is funded by a grant agreement with the European Commission to support the technology development of a commercial scale (approximately 300 MWe) Carbon Capture and Storage demonstration plant featuring our Flexi-Burn™ CFB technology.

Recently we were awarded a limited notice to proceed for the design and supply of two 300 MWe CFB steam generators for a power plant in Southeast Asia. Full notice to proceed is expected in the beginning of 2014. Additionally, we won two contracts to design and supply condensers in Argentina and Uzbekistan.

Liquidity and Capital Resources

Cash Flows Activities

Our cash and cash equivalents and restricted cash balances were:

	As of
	June 30, 2013	December 31, 2012	$ Change	% Change
Cash and cash equivalents	$414,738	$582,322	$(167,584)	(28.8)%
Restricted cash	49,417	62,189	(12,772)	(20.5)%

Total	$464,155	$644,511	$(180,356)	(28.0)%

Total cash and cash equivalents and restricted cash held by our non-U.S. entities as of June 30, 2013 and December 31, 2012 were $396,500 and $522,300, respectively.

During the first six months of 2013, we experienced a decrease in cash and cash equivalents of $167,600, primarily as a result of cash used to repurchase shares and to pay related commissions under our share repurchase program of $150,100. The decrease in cash and cash equivalents also included the net impact of cash used for business acquisitions, net of cash acquired, of $50,800, capital expenditures of $17,500, the unfavorable impact related to exchange rate changes on our cash and cash equivalents of $11,700 and distributions to noncontrolling interests of $10,500, partially offset by cash provided by operating activities of $66,500 and a decrease in restricted cash, excluding foreign currency translation effects, of $12,400.

Cash Flows from Operating Activities

	Six Months Ended June 30,
	2013	2012	$ Change
Net cash provided by operating activities — continuing operations	$66,497	$80,107	$(13,610)

Net cash provided by operating activities in the first six months of 2013 primarily resulted from cash provided by net income of $166,700, which included a gain and related cash receipts of $15,800 of an insurance receivable related to an insolvent insurance carrier, which we had previously written-off, and excluded non-cash charges of $78,700, partially offset by cash used for working capital of $75,000, cash used for net asbestos-related payments of $13,900, which excluded the above collection of an insurance receivable of $15,800 as the gain was recognized in net income, and mandatory contributions to our non-U.S. pension plans of $10,000.

The decrease in net cash provided by operating activities of $13,600 in the first six months of 2013, compared to the same period of 2012, resulted primarily from an increase in cash used to fund working capital of $37,200 and increased cash used for asbestos-related activities of $7,000 which excluded the above collection of an insurance receivable of $15,800 during the first six months of 2013 as the gain was recognized in net income, partially offset by increased cash provided by net income excluding non-cash charges of $36,500 which included the above gain and related cash receipts of $15,800 of an insurance receivable during the first six months of 2013.

Working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts and the timing of the related cash receipts. During the first six months of 2013 and 2012, we used cash to fund working capital, as cash used for services rendered and purchases of materials and equipment exceeded cash receipts from client billings, which included the impact of delayed project payments and contributed to our receivables balance. Project payments can be delayed, particularly on contracts involving national oil companies, due to those customers’ internal processes for approval of invoices and release of funds. In general, delay in payment by our customers is not indicative of customer credit risk. In other cases where payments are delayed due to disagreements between us and our clients regarding the level of or quality of work performed or regarding billing terms, we assess our contractual right to invoice the client and, if we believe there is a probable commercial risk to collection of contract revenues, we provide an allowance against the valuation of contract work in progress within the contract.

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

Cash Flows from Investing Activities

	Six Months Ended June 30,
	2013	2012	$ Change
Net cash used in investing activities — continuing operations	$(55,574)	$(1,270)	$(54,304)

The net cash used in investing activities in the first six months of 2013 was attributable primarily to cash used for business acquisitions, net of cash acquired, of $50,800 and capital expenditures of $17,500, partially offset by a decrease in restricted cash, excluding foreign currency translation effects, of $12,400.

The net cash used in investing activities in the first six months of 2012 was attributable primarily to capital expenditures of $16,000, partially offset by a decrease in restricted cash, excluding foreign currency translation effects, of $8,100 and cash provided by a return of investment from unconsolidated affiliates of $6,200.

The capital expenditures in the first six months of 2013 and 2012 related primarily to leasehold improvements, information technology equipment and office equipment.

Cash Flows from Financing Activities

	Six Months Ended June 30,
	2013	2012	$ Change
Net cash used in financing activities	$(166,852)	$(28,617)	$(138,235)

The net cash used in financing activities in the first six months of 2013 was attributable primarily to cash used to repurchase shares and to pay related commissions under our share repurchase program of $150,100 and, to a lesser extent, distributions to noncontrolling interests of $10,500.

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

Our net asbestos-related cash inflows are the result of insurance proceeds in excess of payments related to asbestos liability indemnity and defense costs. During the first six months of 2013, we had net asbestos-related cash inflows of approximately $1,900, which included cash receipts of $15,800 on the collection of an insurance receivable balance related to an insolvent insurance carrier. We expect net cash inflows for the full year 2013 to be approximately $1,000. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.

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

We had approximately $250,600 of letters of credit outstanding under our senior credit agreement as of both June 30, 2013 and December 31, 2012. There were no funded borrowings under our senior credit agreement as of June 30, 2013 and December 31, 2012. Based on our current operating plans and cash forecasts, we do not intend to borrow under our senior credit agreement over the next twelve months. Please refer to Note 5 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.

We are not required to make any mandatory contributions to our U.S. pension plans in 2013 based on the minimum statutory funding requirements. We made mandatory contributions totaling approximately $10,000 to our non-U.S. pension plans during the first six months of 2013. Based on the minimum statutory funding requirements for 2013, we expect to make mandatory contributions totaling approximately $20,700 to our non-U.S. pension plans for the full year. Additionally, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during 2013.

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

Based on the aggregate share repurchases under our program through June 30, 2013, we were authorized to spend up to an additional $270,100 to repurchase our outstanding shares. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Through June 30, 2013, we have repurchased 50,502,778 shares for an aggregate cost of approximately $1,234,300 since the inception of the repurchase program announced on September 12, 2008. We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other privately negotiated transactions pursuant to our share repurchase program. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans. For further information, please refer to Part II, Item 2 of this quarterly report on Form 10-Q.

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

New Orders and Backlog

New orders are recorded and added to the backlog of unfilled orders based on signed contracts as well as agreed letters of intent, which we have determined are legally binding and likely to proceed.

Backlog can fluctuate from one reporting period to the next due to the timing of new awards and when the contract revenue is recognized in our consolidated financial statements. The timing and duration of backlog execution is dependent upon the scope and type (or nature) of the work being executed. The elapsed time from the award of a contract to completion of performance can be as short as several quarters and may be up to approximately four years. At any point in time, our backlog contains a portfolio of contracts at various stages of completion and that will be executed at varying rates over varying durations. We cannot predict with certainty the portion of backlog to be performed in a given year.

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

The tables below detail our new orders and backlog of unfilled orders by period and include balances for discontinued operations, which were insignificant based on our consolidated and business group balances:

New Orders, Measured in Terms of Future Revenues

	June 30, 2013			June 30, 2012
	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total

By Project Location:

Quarter Ended
North America	$234,100	$40,500	$274,600	$91,000	$67,400	$158,400
South America	59,800	8,900	68,700	60,900	8,800	69,700
Europe	130,000	33,400	163,400	120,500	30,300	150,800
Asia Pacific	128,800	7,100	135,900	155,000	9,500	164,500
Middle East	86,000	300	86,300	65,100	200	65,300
Africa	22,300	100	22,400	4,400	—	4,400

Total	$661,000	$90,300	$751,300	$496,900	$116,200	$613,100

Six Months Ended
North America	$421,500	$80,800	$502,300	$144,300	$108,000	$252,300
South America	103,000	13,100	116,100	132,000	16,300	148,300
Europe	252,800	70,700	323,500	333,900	110,000	443,900
Asia Pacific	183,900	124,000	307,900	431,600	43,300	474,900
Middle East	129,200	500	129,700	110,300	300	110,600
Africa	38,300	100	38,400	17,400	—	17,400

Total	$1,128,700	$289,200	$1,417,900	$1,169,500	$277,900	$1,447,400

By Industry:

Quarter Ended
Power generation	$1,200	$68,700	$69,900	$18,900	$86,500	$105,400
Oil refining	320,500	—	320,500	210,700	—	210,700
Pharmaceutical	25,100	—	25,100	20,500	—	20,500
Oil and gas	127,000	—	127,000	157,500	—	157,500
Chemical/petrochemical	120,400	—	120,400	73,500	—	73,500
Power plant operation and maintenance	10,500	21,600	32,100	5,200	29,700	34,900
Environmental	1,200	—	1,200	2,100	—	2,100
Other, net of eliminations	55,100	—	55,100	8,500	—	8,500

Total	$661,000	$90,300	$751,300	$496,900	$116,200	$613,100

Six Months Ended
Power generation	$2,700	$241,500	$244,200	$45,900	$224,600	$270,500
Oil refining	585,800	—	585,800	519,500	—	519,500
Pharmaceutical	40,100	—	40,100	35,400	—	35,400
Oil and gas	193,700	—	193,700	364,100	—	364,100
Chemical/petrochemical	207,800	—	207,800	171,400	—	171,400
Power plant operation and maintenance	21,800	47,700	69,500	10,900	53,300	64,200
Environmental	3,600	—	3,600	5,500	—	5,500
Other, net of eliminations	73,200	—	73,200	16,800	—	16,800

Total	$1,128,700	$289,200	$1,417,900	$1,169,500	$277,900	$1,447,400

Backlog, Measured in Terms of Future Revenues

	As of June 30, 2013			As of December 31, 2012
	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total

By Contract Type:
Lump-sum turnkey	$2,000	$22,700	$24,700	$3,200	$67,500	$70,700
Other fixed-price	546,200	572,400	1,118,600	662,500	665,200	1,327,700
Reimbursable	2,107,000	30,900	2,137,900	2,219,000	30,600	2,249,600

Total	$2,655,200	$626,000	$3,281,200	$2,884,700	$763,300	$3,648,000

By Project Location:
North America	$371,200	$96,500	$467,700	$295,100	$142,800	$437,900
South America	474,000	28,900	502,900	555,900	29,800	585,700
Europe	442,600	115,400	558,000	508,500	150,700	659,200
Asia Pacific	508,600	384,300	892,900	616,300	435,400	1,051,700
Middle East	808,000	800	808,800	850,700	4,600	855,300
Africa	50,800	100	50,900	58,200	—	58,200

Total	$2,655,200	$626,000	$3,281,200	$2,884,700	$763,300	$3,648,000

By Industry:
Power generation	$2,200	$562,200	$564,400	$269,000	$699,500	$968,500
Oil refining	1,476,100	—	1,476,100	1,676,000	—	1,676,000
Pharmaceutical	65,700	—	65,700	26,600	—	26,600
Oil and gas	264,200	—	264,200	269,600	—	269,600
Chemical/petrochemical	580,800	—	580,800	630,000	—	630,000
Power plant operation and maintenance	197,100	63,800	260,900	100	63,800	63,900
Environmental	3,600	—	3,600	3,200	—	3,200
Other, net of eliminations	65,500	—	65,500	10,200	—	10,200

Total	$2,655,200	$626,000	$3,281,200	$2,884,700	$763,300	$3,648,000

Backlog, measured in terms of Foster Wheeler Scope	$2,089,900	$616,400	$2,706,300	$2,196,700	$753,500	$2,950,200

Global E&C Group Man-hours in Backlog (in thousands)	17,600		17,600	17,000		17,000

The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in decreases of $101,600 and $94,700, respectively, as of June 30, 2013 compared to December 31, 2012.

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

Application of Critical Accounting Estimates

Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Management and the Audit Committee of our Board of Directors approve the critical accounting policies. A full discussion of our critical accounting policies and estimates is included in our 2012 Form 10-K. We did not have a significant change to the application of our critical accounting policies and estimates during the first six months of 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six months of 2013, there were no material changes in the market risks as described in our annual report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks and uncertainties, including those disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012 and in Part II, Item 1A, Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. No material changes to the risk factors disclosed in such annual report on Form 10-K and the additional risk factor in our quarterly report on Form 10-Q for the quarter ended March 31, 2013 have been identified during the first six months of 2013.

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

The following table provides information with respect to purchases under our share repurchase program during the second quarter of 2013.

Fiscal Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2013 through April 30, 2013	2,971,700	$22.24	2,971,700
May 1, 2013 through May 31, 2013	—	—	—
June 1, 2013 through June 30, 2013	2,120,000	23.58	2,120,000

Total	5,091,700	$22.80	5,091,700	$270,054

(1)

During the second quarter of 2013, we repurchased an aggregate of 5,091,700 shares in open market transactions pursuant to our share repurchase program. As of June 30, 2013, we were authorized to spend up to an additional $270,054 to repurchase our outstanding shares. The repurchase program has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase program.

(2)	As of June 30, 2013, an aggregate of 50,502,778 shares were purchased for a total of $1,234,344 since the inception of the repurchase program announced on September 12, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibits

3.1	Articles of Association of Foster Wheeler AG.

10.1	Fourth Amendment to the Contract of Employment between Foster Wheeler Energy Limited and Michelle K. Davies, effective as of May 7, 2013.

10.2	Foster Wheeler AG Omnibus Incentive Plan, Amended and Restated Effective as of May 2, 2013 (Included as Annex B to Foster Wheeler AG’s Definitive Proxy Statement filed on March 26, 2013 and incorporated herein by reference.)

23.1	Consent of Analysis, Research & Planning Corporation.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG (Registrant)

Date: August 8, 2013	/S/ J. KENT MASTERS
J. KENT MASTERS
CHIEF EXECUTIVE OFFICER

Date: August 8, 2013	/S/ FRANCO BASEOTTO
FRANCO BASEOTTO
EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER