Form 10-Q
period 2013-09-30
FOSTER WHEELER AG
filed 2013-11-07
CIK 1130385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 98,393,359 registered shares were outstanding as of October 25, 2013.

FOSTER WHEELER AG

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands of dollars, except per share amounts)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Operating revenues	$801,826	$797,296	$2,455,377	$2,661,348
Cost of operating revenues	648,360	643,076	2,028,858	2,228,112

Contract profit	153,466	154,220	426,519	433,236

Selling, general and administrative expenses	85,521	77,495	265,654	245,925
Other income, net	(9,873)	(14,342)	(32,638)	(32,995)
Other deductions, net	7,557	8,825	23,359	25,062
Interest income	(1,307)	(2,469)	(4,251)	(8,583)
Interest expense	3,388	3,197	9,976	10,862
Net asbestos-related provision/(gain)	2,000	2,000	(9,750)	7,710

Income from continuing operations before income taxes	66,180	79,514	174,169	185,255
Provision for income taxes	17,794	16,790	36,273	43,965

Income from continuing operations	48,386	62,724	137,896	141,290

Discontinued operations:
Income/(loss) from discontinued operations before income taxes	1,760	(445)	265	(851)
Provision for income taxes from discontinued operations	—	—	—	—

Income/(loss) from discontinued operations	1,760	(445)	265	(851)

Net income	50,146	62,279	138,161	140,439

Less: Net (loss)/income attributable to noncontrolling interests	(467)	4,057	3,823	10,712

Net income attributable to Foster Wheeler AG	$50,613	$58,222	$134,338	$129,727

Amounts attributable to Foster Wheeler AG:
Income from continuing operations	$48,853	$58,667	$134,073	$130,578
Income/(loss) from discontinued operations	1,760	(445)	265	(851)

Net income attributable to Foster Wheeler AG	$50,613	$58,222	$134,338	$129,727

Basic earnings per share attributable to Foster Wheeler AG:
Income from continuing operations (see Note 1)	$0.50	$0.55	$1.33	$1.22
Income/(loss) from discontinued operations	0.02	(0.01)	—	(0.01)

Net income attributable to Foster Wheeler AG	$0.52	$0.54	$1.33	$1.21

Diluted earnings per share attributable to Foster Wheeler AG:
Income from continuing operations (see Note 1)	$0.50	$0.55	$1.32	$1.21
Income/(loss) from discontinued operations	0.01	(0.01)	—	(0.01)

Net income attributable to Foster Wheeler AG	$0.51	$0.54	$1.32	$1.20

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands of dollars)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$50,146	$62,279	$138,161	$140,439
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax	12,126	15,307	(7,588)	5,987

Cash flow hedges adjustments:
Unrealized loss	(1,456)	(3,088)	(148)	(6,079)
Tax impact	495	1,099	(1)	2,292

Unrealized loss, net of tax	(961)	(1,989)	(149)	(3,787)

Reclassification for losses included in net income (see Note 8 for further information)	1,123	1,053	3,407	2,789
Tax impact	(382)	(374)	(1,051)	(1,072)

Reclassification for losses included in net income, net of tax	741	679	2,356	1,717

Total cash flow hedges adjustments, net of tax	(220)	(1,310)	2,207	(2,070)

Pension and other postretirement benefits adjustments, net of tax:
Amortization included in net periodic pension cost (see Note 6 for further information):
Net actuarial loss	4,768	4,358	14,365	13,056
Tax impact	(298)	(338)	(1,303)	(1,129)

Net actuarial loss, net of tax	4,470	4,020	13,062	11,927

Prior service credit	(1,257)	(1,274)	(3,781)	(3,820)
Tax impact	50	100	232	300

Prior service credit, net of tax	(1,207)	(1,174)	(3,549)	(3,520)

Transition obligation	14	13	42	38
Tax impact	(15)	3	(9)	10

Transition obligation, net of tax	(1)	16	33	48

Total pension and other postretirement benefits adjustments, net of tax	3,262	2,862	9,546	8,455

Other comprehensive income, net of tax	15,168	16,859	4,165	12,372

Comprehensive income	65,314	79,138	142,326	152,811
Less: Comprehensive income attributable to noncontrolling interests	11	4,597	3,151	11,020

Comprehensive income attributable to Foster Wheeler AG	$65,303	$74,541	$139,175	$141,791

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands of dollars, except share data and per share amounts)

(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$497,129	$582,322
Accounts and notes receivable, net:
Trade	619,717	609,213
Other	90,385	86,981
Contracts in process	207,809	228,979
Prepaid, deferred and refundable income taxes	62,521	57,404
Other current assets	41,705	47,138
Current assets of discontinued operations	—	1,505

Total current assets	1,519,266	1,613,542

Land, buildings and equipment, net	280,245	285,402
Restricted cash	54,602	62,189
Notes and accounts receivable - long-term	14,111	14,119
Investments in and advances to unconsolidated affiliates	192,253	205,476
Goodwill	168,720	133,518
Other intangible assets, net	118,233	105,100
Asbestos-related insurance recovery receivable	114,188	132,438
Long-term assets of discontinued operations	—	49,579
Other assets	143,169	90,509
Deferred tax assets	44,147	42,052

TOTAL ASSETS	$2,648,934	$2,733,924

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$13,783	$13,672
Accounts payable	277,627	298,411
Accrued expenses	254,144	231,602
Billings in excess of costs and estimated earnings on uncompleted contracts	527,642	564,356
Income taxes payable	39,771	64,992
Liabilities of discontinued operations	—	3,154

Total current liabilities	1,112,967	1,176,187

Long-term debt	117,113	124,034
Deferred tax liabilities	45,341	40,889
Pension, postretirement and other employee benefits	169,196	177,345
Asbestos-related liability	237,632	259,350
Other long-term liabilities	202,793	190,132
Commitments and contingencies

TOTAL LIABILITIES	1,885,042	1,967,937

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	12,313	8,594

TOTAL TEMPORARY EQUITY	12,313	8,594

Equity:
Registered shares:
CHF 3.00 par value; authorized: 157,157,448 shares and 171,018,974 shares, respectively; conditionally authorized: 58,874,658 shares and 59,369,723 shares, respectively; issued: 104,936,654 shares and 108,701,018 shares, respectively; outstanding: 98,344,954 shares and 104,441,589 shares, respectively.	257,614	269,633
Paid-in capital	202,556	266,943
Retained earnings	970,331	835,993
Accumulated other comprehensive loss	(562,766)	(567,603)
Treasury shares (outstanding: 6,591,700 shares and 4,259,429 shares, respectively)	(150,131)	(90,976)

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	717,604	713,990

Noncontrolling interests	33,975	43,403

TOTAL EQUITY	751,579	757,393

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$2,648,934	$2,733,924

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands of dollars)

(unaudited)

	Registered Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Foster Wheeler AG Shareholders’ Equity	Noncontrolling Interests	Total Equity
Nine Months Ended September 30, 2012:
Balance at December 31, 2011	$321,181	$606,053	$699,971	$(530,068)	$(409,390)	$687,747	$47,925	$735,672
Net income	—	—	129,727	—	—	129,727	10,712	140,439
Other comprehensive income, net of tax	—	—	—	12,064	—	12,064	308	12,372
Issuance of registered shares upon exercise of stock options	147	588	—	—	—	735	—	735
Issuance of registered shares upon vesting of restricted awards	679	(679)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,505)	(12,505)
Share-based compensation expense	—	11,712	—	—	—	11,712	—	11,712
Excess tax shortfall related to share-based compensation	—	(61)	—	—	—	(61)	—	(61)
Repurchase of registered shares	—	—	—	—	(50,921)	(50,921)	—	(50,921)
Retirement of registered shares	(52,885)	(356,505)	—	—	409,390	—	—	—

Balance at September 30, 2012	$269,122	$261,108	$829,698	$(518,004)	$(50,921)	$791,003	$46,440	$837,443

Nine Months Ended September 30, 2013:

Balance at December 31, 2012	$269,633	$266,943	$835,993	$(567,603)	$(90,976)	$713,990	$43,403	$757,393
Net income	—	—	134,338	—	—	134,338	3,823	138,161
Other comprehensive (loss)/income, net of tax	—	—	—	4,837	—	4,837	(672)	4,165
Issuance of registered shares upon exercise of stock options	637	3,656	—	—	—	4,293	—	4,293
Issuance of registered shares upon vesting of restricted awards	952	(952)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,579)	(12,579)
Share-based compensation expense	—	10,400	—	—	—	10,400	—	10,400
Excess tax shortfall related to share-based compensation	—	(123)	—	—	—	(123)	—	(123)
Repurchase of registered shares	—	—	—	—	(150,131)	(150,131)	—	(150,131)
Retirement of registered shares	(13,608)	(77,368)	—	—	90,976	—	—	—

Balance at September 30, 2013	$257,614	$202,556	$970,331	$(562,766)	$(150,131)	$717,604	$33,975	$751,579

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands of dollars)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$138,161	$140,439
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	42,828	35,541
Net non-cash asbestos-related provision	6,000	7,710
Share-based compensation expense	14,119	16,362
Shortfall in tax benefit related to share-based compensation	123	61
Deferred income tax provision	62	413
Dividends, net of equity in earnings of unconsolidated affiliates	28,744	3,859
Other noncash items, net	86	868
Changes in assets and liabilities, net of effects from acquisitions:
Decrease/(increase) in receivables	4,833	(103,491)
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	(17,463)	(65,713)
(Decrease)/increase in accounts payable and accrued expenses	(45,316)	73,582
Net change in other current assets and liabilities	(31,296)	9,764
Net change in other long-term assets and liabilities	(26,799)	(9,721)

Net cash provided by operating activities — continuing operations	114,082	109,674

Net cash (used in)/provided by operating activities — discontinued operations	(385)	931

Net cash provided by operating activities	113,697	110,605

CASH FLOWS FROM INVESTING ACTIVITIES
Payments related to acquisition of businesses, net of cash acquired	(52,770)	—
Proceeds from disposition of business	48,600	—
Change in restricted cash	9,249	(34,264)
Capital expenditures	(21,810)	(26,397)
Return of investment from unconsolidated affiliates	87	6,207
Investments in and advances to unconsolidated affiliates	(11,591)	(1,987)
Proceeds from sale of short-term investments	—	1,255
Other investing activities	(47)	299

Net cash used in investing activities — continuing operations	(28,282)	(54,887)

Net cash provided by/(used in) investing activities — discontinued operations	385	(931)

Net cash used in investing activities	(27,897)	(55,818)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	(150,131)	(50,921)
Distributions to noncontrolling interests	(12,579)	(12,505)
Proceeds from stock options exercised	4,293	735
Shortfall in tax benefit related to share-based compensation	(123)	(61)
Payment of deferred financing costs	—	(3,993)
Repayment of debt and capital lease obligations	(8,627)	(7,065)

Net cash used in financing activities	(167,167)	(73,810)

Effect of exchange rate changes on cash and cash equivalents	(3,826)	10,344

Decrease in cash and cash equivalents	(85,193)	(8,679)
Less: Increase/(decrease) in cash and cash equivalents — discontinued operations	—	—

Decrease in cash and cash equivalents — continuing operations	(85,193)	(8,679)

Cash and cash equivalents at beginning of year	582,322	718,049

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$497,129	$709,370

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

Reclassifications from accumulated other comprehensive loss related to cash flow hedges amounted to losses of $741 and $2,356 during the quarter and nine months ended September 30, 2013, respectively, and $679 and $1,717 during the quarter and nine months ended September 30, 2012, respectively. These losses included amounts related to our consolidated entities and our proportionate share of the impact from interest rate swap contracts in cash flow hedging relationships held by our equity method investees. Amounts that are reclassified from accumulated other comprehensive loss related to cash flow hedges from our consolidated entities are recognized within interest expense on the consolidated statement of operations, whereas amounts related to our equity method investees are recognized within equity earnings in other income, net on the consolidated statement of operations. Please refer to Note 8 for further information.

Reclassifications from accumulated other comprehensive loss related to pension and other postretirement benefits are included as a component of net periodic pension cost. Please refer to Note 6 for further information.

The tax effect related to foreign currency translation adjustments was inconsequential during the quarters and nine months ended September 30, 2013 and 2012.

Reclassifications also include the presentation of our former waste-to-energy business as a result of its classification as held-for-sale and, in turn, discontinued operations. Please refer to Note 13 for further information.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Number of separate projects	10	12	28	27
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions	$30,200	$22,700	$74,800	$58,000

The changes in final estimated contract profit revisions for our Global Power Group were increased during the nine months ended September 30, 2012 for a favorable settlement with a subcontractor of approximately $6,900 recognized in the first quarter of 2012. The changes in final estimated contract profit revisions for our Global E&C Group and our financial results did not include an increase in final estimated contract profit of approximately $5,300 during the quarter and nine months ended September 30, 2012. The correction was recorded in the quarter ended December 31, 2012 as it was not material to the financial results for the quarter and nine months ended September 30, 2012 (the periods in which it should have been recorded), nor was it material to the financial results for the year ended December 31, 2012.

Please see Note 11 for further information related to changes in final estimated contract profit and the impact on business segment results.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims as additional contract revenue if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. These two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred, which can include amounts from unapproved change orders when the two requirements described above are met. Unapproved change orders or similar items subject to uncertainty that do not meet the two requirements described above are expensed without the recognition of additional contract revenue. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. Our consolidated financial statements included commercial claims of $4,600 and $8,800 as of September 30, 2013 and December 31, 2012, respectively, of which substantially all costs had been incurred as of September 30, 2013 and December 31, 2012.

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. In the event that we defer pre-contract costs and we are not successful in obtaining the contract, we write off the deferred costs through our consolidated statement of operations in the period when we no longer assess recoverability of such costs as probable. Deferred pre-contract costs were inconsequential as of September 30, 2013 and December 31, 2012.

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

Trade Accounts Receivable — Trade accounts receivable represent amounts billed to customers. We assess the need for an allowance for doubtful accounts on a project-by-project basis, which includes the consideration of security instruments that provide us protection in the event of non-payment. When there is a risk of non-payment related to customer credit risk, we record an allowance for doubtful accounts. Because of the nature of our customer base and our rigorous customer credit risk assessment process prior to entering into contracts, the level of our allowance for doubtful accounts is typically a very small percentage of our gross accounts receivable balance. To the extent that there is a risk of non-payment related to commercial or performance issues, we record an allowance against the valuation of contract work in progress within the contract.

In accordance with terms under our long-term contracts, our customers may withhold certain percentages of such billings until completion and acceptance of the work performed, which we refer to as retention receivables. Final payment of retention receivables might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, are included in current assets on the consolidated balance sheet. We have not recorded a provision for the outstanding retention receivable balances as of September 30, 2013 or December 31, 2012.

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

As of September 30, 2013 and December 31, 2012, we participated in certain entities determined to be VIEs, including a gas-fired cogeneration facility in Martinez, California and a refinery/electric power generation project in Chile. We consolidate the operations of the Martinez project while we record our participation in the project in Chile on the equity method of accounting.

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

The computations of basic and diluted earnings per share were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from continuing operations attributable to Foster Wheeler AG	$48,853	$58,667	$134,073	$130,578

Basic weighted-average number of shares outstanding	98,172,200	107,065,999	100,830,719	107,558,489
Effect of dilutive securities	431,386	253,963	495,874	298,879

Diluted weighted-average number of shares outstanding	98,603,586	107,319,962	101,326,593	107,857,368

Income from continuing operations per share:
Basic	$0.50	$0.55	$1.33	$1.22

Diluted	$0.50	$0.55	$1.32	$1.21

The following table summarizes share-based compensation awards not included in the calculation of diluted earnings per share as the assumed proceeds from those awards, on a per share basis, were greater than the average share price for the period, which would result in an antidilutive effect on diluted earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Stock options	1,356,167	2,809,894	1,393,499	2,809,894

Performance-based restricted share units	1,144,694	—	1,144,694	—

2. Business Combinations

In June 2013, we acquired all of the outstanding shares of a privately held upstream consultancy business located in the United Kingdom and additional related assets in the Middle East. This acquired business specializes in field development and project decision support, focused on the evaluation and implementation of oil and gas field developments covering greenfield and brownfield assets. At closing, we paid cash consideration net of cash acquired of £6,300 (approximately $9,700 based on the exchange rate in effect on the closing date), subject to customary working capital adjustments, as specified in the sale and purchase agreement. The sale and purchase agreement also included an earnout provision for additional consideration with an estimated maximum of £3,000 (approximately $4,600 based on the exchange rate in effect on September 30, 2013), depending on the acquired business’ performance, as defined in the sale and purchase agreement, over a period of approximately 3 and a half years subsequent to the acquisition date. Any amounts recognized under the earnout will be reported as compensation expense in periods subsequent to the acquisition date rather than as part of the purchase price for the business. Our consolidated balance sheet as of September 30, 2013 included a preliminary purchase price allocation for this acquisition as we are in process of finalizing the valuation of the individual assets acquired and liabilities assumed. The preliminary purchase price allocation was based on the best estimate of management and we expect to finalize the purchase price allocation upon completion of an independent appraisal over the next several months, but no later than one year from the acquisition date. The preliminary purchase price allocation and pro forma impact assuming the acquisition had occurred as of the beginning of 2012 were not significant to our consolidated financial statements. As a result of the preliminary purchase price allocation, we recognized goodwill of $4,465 and other intangible assets of $5,307 related to this acquisition. The assets, liabilities and results of operations of the acquired business are included within our Global Engineering and Construction Group (“Global E&C Group”) business segment.

Also in June 2013, we acquired all of the outstanding shares of a privately held engineering and project management business located in Mexico with experience in both offshore and onshore upstream oil and gas, downstream oil and gas and power projects. At closing, we paid cash consideration net of cash acquired of approximately $15,900, subject to customary working capital adjustments, as specified in the sale and purchase agreement. Our consolidated balance sheet as of September 30, 2013 included a preliminary purchase price allocation for this acquisition as we are in process of finalizing the valuation of the individual assets acquired and liabilities assumed. The preliminary purchase price allocation was based on the best estimate of management and we expect to finalize the purchase price allocation upon completion of an independent appraisal over the next several months, but no later than one year from the acquisition date. The preliminary purchase price allocation and pro forma impact assuming the acquisition had occurred as of the beginning of 2012 were not significant to our consolidated financial statements. As part of our post-acquisition valuation of assets and liabilities acquired during the quarter ended September 30, 2013, we recorded additional assets and liabilities of $20,782 and $32,647, respectively, and recorded a corresponding net increase to goodwill of $11,865. As a result of the preliminary purchase price allocation, we recognized goodwill of $18,143 and other intangible assets of $7,100 related to this acquisition. The assets, liabilities and results of operations of the acquired business are included within our Global E&C Group business segment.

During our U.S. operations’ fiscal first quarter of 2013, we acquired all of the outstanding shares of a privately held U.S.-based business that specializes in the management of construction and commissioning of pharmaceutical and biotech facilities and which also has the capabilities to manage the full engineering, procurement and construction of such facilities. In addition, the acquired business has the ability to provide modular project delivery services on a worldwide basis through its participation in a project-services partnership. At closing, we paid cash consideration net of cash acquired of approximately $25,100. The sale and purchase agreement also included an earnout provision for additional consideration with an estimated maximum of approximately $6,600, depending on the acquired business’ performance, as defined in the sale and purchase agreement, over a period of approximately 5 years subsequent to the acquisition date. Any amounts recognized under the earnout will be reported as compensation expense in periods subsequent to the acquisition date rather than as part of the purchase price for the business. The purchase price allocation and pro forma impact assuming the acquisition had occurred as of the beginning of 2012 were not significant to our consolidated financial statements. As a result of the purchase price allocation, we recognized goodwill of $10,571 and other intangible assets of $13,980 related to this acquisition. The assets, liabilities and results of operations of the acquired business are included within our Global E&C Group business segment.

In November 2012, we acquired all of the outstanding shares of a privately held multi-discipline full service engineering, procurement, and construction management business located in North America. At closing, we paid cash consideration net of cash acquired of approximately $70,800. The sale and purchase agreement also included an earnout provision for additional consideration with an estimated maximum of approximately $20,000, depending on the acquired business’ performance, as defined in the sale and purchase agreement, over a period of approximately 5 years subsequent to the acquisition date. The earnout will be reported as compensation expense in periods subsequent to the acquisition date rather than as part of the purchase price for the business. As a result of the purchase price allocation, we recognized goodwill of $18,708 and other intangible assets of $42,921 related to this acquisition. The assets, liabilities and results of operations of the acquired business are included within our Global E&C Group business segment.

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

We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for these entities (each as a whole) based on where the projects are located:

	September 30, 2013		December 31, 2012
	Italy	Chile	Italy	Chile
Balance Sheet Data:
Current assets	$141,817	$55,220	$142,584	$137,626
Other assets (primarily buildings and equipment)	353,173	91,339	358,366	98,550
Current liabilities	97,545	20,254	91,085	60,082
Other liabilities (primarily long-term debt)	198,230	15,953	214,025	23,061

Net assets	$199,215	$110,352	$195,840	$153,033

	Quarter Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Italy	Chile	Italy	Chile	Italy	Chile	Italy	Chile
Income Statement Data:

Total revenues	$30,570	$18,065	$65,746	$19,377	$97,585	$59,394	$148,486	$70,267
Gross profit	6,700	12,539	7,976	12,120	20,702	36,097	18,428	40,797
Income before income taxes	5,125	11,928	5,435	15,770	15,478	34,066	10,905	44,166
Net earnings	3,180	9,303	3,209	12,853	9,919	26,535	6,856	36,220

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

Our consolidated financial statements reflect the following amounts related to our unconsolidated affiliates in Italy and Chile:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Equity in the net earnings of unconsolidated affiliates	$6,944	$6,856	$27,382	$22,675
Distributions from equity affiliates	$—	$—	$55,933	$31,917

	September 30, 2013	December 31, 2012
Investments in unconsolidated affiliates	$161,127	$187,363

Our equity earnings from our projects in Italy were $1,531 and $1,573 in the third quarter of 2013 and 2012, respectively, and were $4,915 and $4,001 in the first nine months of 2013 and 2012, respectively.

Our equity earnings from our project in Chile were $5,413 and $5,283 in the third quarter of 2013 and 2012, respectively, and were $22,467 and $18,674 in the first nine months of 2013 and 2012, respectively.

The increase in equity earnings in the nine months ended September 30, 2013, compared to the same period in 2012, was primarily driven by three items: a $3,200 increase in our share of the project’s 2012 earnings recognized as a result of a revised earnings allocation for 2012 that was approved in connection with the approval by the project’s governing board of the 2012 earnings distribution in the second quarter of 2013, and a $3,000 increase from the reversal of an insurance-related contingency during the second quarter of 2013, partially offset by the impact of lower marginal rates for electrical power generation in the nine months ended September 30, 2013.

We have guaranteed certain performance obligations of our project in Chile. We have a contingent obligation, which is measured annually based on the operating results of our project in Chile for the preceding year and is shared equally with our minority interest partner. We did not have a current payment obligation under this guarantee as of September 30, 2013 or December 31, 2012.

In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that our project in Chile does not generate sufficient cash flows to make such payments. We are required to maintain the debt service reserve letter of credit during the term of our project in Chile’s debt, which matures in 2014. As of September 30, 2013, no amounts have been drawn under this letter of credit and we do not anticipate any amounts being drawn under this letter of credit.

We also have a wholly-owned subsidiary that provides operations and maintenance services to our project in Chile. We record the fees for operations and maintenance services in operating revenues on our consolidated statement of operations and the corresponding receivable in trade accounts and notes receivable on our consolidated balance sheet.

Our consolidated financial statements include the following balances related to our project in Chile:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fees for operations and maintenance services (included in operating revenues)	$2,800	$2,628	$8,399	$7,885

	September 30, 2013	December 31, 2012
Receivable from our unconsolidated affiliate in Chile (included in trade receivables)	$4,184	$16,933

We also have guaranteed the performance obligations of our wholly-owned subsidiary under the operations and maintenance agreement governing our project in Chile. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have ever been paid under the guarantee.

During the quarter and nine months ended September 30, 2013, we acquired a 49% interest in a joint venture company that is fully licensed to engineer, procure and construct process facilities in China. We paid cash consideration of approximately 72,000 CYN (approximately $11,600 based on the exchange rate in effect on the closing date). This investment is included in investments in and advances to unconsolidated affiliates on our consolidated balance sheet.

Other Investments

We are the majority equity partner and general partner of a gas-fired cogeneration project in Martinez, California, which we have determined to be a VIE as of September 30, 2013 and December 31, 2012. We are the primary beneficiary of the VIE, since we have the power to direct the activities that most significantly impact the VIE’s performance. These activities include the operations and maintenance of the facilities. Accordingly, as the primary beneficiary of the VIE, we have consolidated this entity. The aggregate net assets of this entity are presented below.

Balance Sheet Data (excluding intercompany balances):	September 30, 2013	December 31, 2012
Current assets	$5,425	$15,610
Other assets (primarily buildings and equipment)	36,719	39,194
Current liabilities	2,565	4,825
Other liabilities	4,484	5,452

Net assets	$35,095	$44,527

4. Goodwill and Other Intangible Assets

We have tracked accumulated goodwill impairments since the beginning of fiscal year 2002, our date of adoption of the accounting guidelines related to the assessment of goodwill for impairment. There were no accumulated goodwill impairment losses as of that date. The following table provides our net carrying amount of goodwill by geographic region in which our reporting units are located:

	Global E&C Group		Global Power Group
Geographic Regions:	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
North America	$85,017	$55,962	$4,266	$4,266
Asia	752	858	—	—
Europe	6,627	2,568	71,490	69,864
Middle East	568	—	—	—

Total	$92,964	$59,388	$75,756	$74,130

During the nine months ended September 30, 2013, our Global E&C Group’s goodwill balance included increases related to our acquisitions located in the U.S. and Mexico of $10,571 and $18,143, respectively, which were included in the North America geographic region in the table above, and the U.K. of $4,465, portions of which were included in both the Europe and Middle East geographic regions in the table above. Our Global E&C Group’s goodwill balance also includes a customary working capital adjustment of $2,026 for our 2012 acquisition, which is included in the North America geographic region in the table above. The remaining changes in each of the regions were the result of the impact of foreign currency translation adjustments. Please see Note 2 for further information regarding these acquisitions.

The following table sets forth amounts relating to our identifiable intangible assets:

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$41,325	$(33,863)	$7,462	$41,103	$(32,273)	$8,830
Trademarks	66,034	(33,342)	32,692	64,582	(31,483)	33,099
Customer relationships, pipeline and backlog	96,109	(23,091)	73,018	72,050	(14,531)	57,519
Technology	6,748	(1,687)	5,061	6,594	(942)	5,652

Total	$210,216	$(91,983)	$118,233	$184,329	$(79,229)	$105,100

As of September 30, 2013, the net carrying amounts of our identifiable intangible assets were $46,863 for our Global Power Group and $71,370 for our Global E&C Group. Amortization expense related to identifiable intangible assets is recorded within cost of operating revenues on the consolidated statement of operations. Amortization expense related to assets other than identifiable intangible assets was not material in the nine months ended September 30, 2013 and 2012.

The following table details amortization expense related to identifiable intangible assets by period:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization expense	$4,291	$2,712	$12,330	$8,264

Approximate full year amortization expense for years:
2013				$16,900
2014				17,000
2015				12,500
2016				9,900
2017				9,500

5. Borrowings

The following table shows the components of our long-term debt:

	September 30, 2013			December 31, 2012
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$2,782	$51,946	$54,728	$2,545	$53,780	$56,325
Special-Purpose Limited Recourse Project Debt:
FW Power S.r.l.	8,961	58,529	67,490	9,215	61,575	70,790
Energia Holdings, LLC at 11.443% interest, due April 15, 2015	2,040	5,355	7,395	1,912	7,396	9,308
Subordinated Robbins Facility Exit Funding Obligations: 1999C Bonds at 7.25% interest, due October 15, 2024	—	1,283	1,283	—	1,283	1,283

Total	$13,783	$117,113	$130,896	$13,672	$124,034	$137,706

Estimated fair value			$145,800			$155,718

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

Our new senior credit agreement contains various customary restrictive covenants. In addition, our new senior credit agreement contains financial covenants relating to leverage and interest coverage ratios. Our total leverage ratio compares total indebtedness to EBITDA, as defined in the credit agreement, and our total interest coverage ratio compares EBITDA, as defined in the credit agreement, to interest expense. Both the leverage and interest coverage ratios are measured quarterly. In addition, the leverage ratio is measured as of any date of determination for certain significant events. All such terms are defined in our new senior credit agreement. We have been in compliance with all financial covenants and other provisions of both our August 2012 and our July 2010 senior credit agreements, while the respective agreements were in effect during the nine months ended September 30, 2013 and 2012.

We had approximately $250,900 and $250,600 of letters of credit outstanding under our senior credit agreement as of September 30, 2013 and December 31, 2012, respectively. The letter of credit fees under our senior credit agreement as of September 30, 2013 and December 31, 2012 ranged from 0.75% to 1.50% of the outstanding amount, excluding fronting fees. There were no funded borrowings outstanding under our senior credit agreement as of September 30, 2013 and December 31, 2012.

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

Based on the minimum statutory funding requirements for 2013, we are not required to make any mandatory contributions to our U.S. pension plans. The following table provides details on 2013 mandatory contribution activity for our non-U.S. pension plans:

Contributions in the nine months ended September 30, 2013	$14,900
Remaining contributions expected for the year 2013	5,700

Contributions expected for the year 2013	$20,600

We did not make any discretionary contributions during the first nine months of 2013; however, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during the remainder of 2013.

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

Components of net periodic benefit cost/(credit) include:

	Defined Benefit Pension Plans				Other Postretirement Benefit Plans
	Quarter Ended September 30,		Nine Months Ended September 30,		Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012

Net periodic benefit cost/(credit):
Service cost	$277	$257	$869	$794	$14	$17	$42	$53
Interest cost	12,619	13,160	38,158	39,481	606	687	2,017	2,061
Expected return on plan assets	(16,023)	(16,042)	(48,411)	(48,115)	—	—	—	—
Amortization of net actuarial loss	4,548	4,251	13,705	12,736	220	107	660	320
Amortization of prior service credit	(383)	(395)	(1,159)	(1,184)	(874)	(879)	(2,622)	(2,636)
Amortization of transition obligation	14	13	42	38	—	—	—	—

Net periodic benefit cost/(credit)	$1,052	$1,244	$3,204	$3,750	$(34)	$(68)	$97	$(202)

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

7. Guarantees and Warranties

We have agreed to indemnify certain third parties relating to businesses and/or assets that we previously owned and sold to such third parties. Such indemnifications relate primarily to breach of covenants, breach of representations and warranties, as well as potential exposure for retained liabilities, environmental matters and third party claims for activities conducted by us prior to the sale of such businesses and/or assets. It is not possible to predict the maximum potential amount of future payments under these or similar indemnifications due to the conditional nature of the obligations and the unique facts and circumstances involved in each particular indemnification; however many of our indemnification obligations, including for environmental matters, are capped. Historically, our payments under these indemnification obligations have not had a significant effect on our business, financial condition, results of operations or cash flows. We believe that if we were to incur a loss related to any of these matters, such loss would not have a significant effect on our business, financial condition, results of operations or cash flows.

We maintain liabilities for environmental matters for properties owned and for properties covered under the indemnification obligations described above for businesses and/or assets that we previously owned and sold to third parties. As of September 30, 2013 and December 31, 2012, the carrying amounts of our environmental liabilities were $7,000 and $8,500, respectively.

We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Nine Months Ended September 30,
Warranty Liability:	2013	2012
Balance at beginning of year	$90,100	$93,000
Accruals	16,700	22,700
Settlements	(10,400)	(11,400)
Adjustments to provisions*	(16,000)	(16,800)
Foreign currency translation	(100)	1,500

Balance at end of period	$80,300	$89,000

*	Adjustments to the provisions represent reversals of warranty provisions that are no longer required.

We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $945,600 and $1,015,900 as of September 30, 2013 and December 31, 2012, respectively, primarily for guarantees of our performance on projects currently in execution or under warranty. These amounts include the standby letters of credit issued under our senior unsecured credit agreement discussed in Note 5 and under other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.

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

Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2013	December 31, 2012	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$—	$—	Other long-term liabilities	$8,809	$10,490
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	7,603	6,040	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	1,663	4,895
Foreign currency forward contracts	Other accounts receivable	335	1,357	Accounts payable	481	29

Total derivatives		$7,938	$7,397		$10,953	$15,414

Foreign Currency Exchange Rate Risk

We operate on a worldwide basis with operations that subject us to foreign currency exchange rate risk mainly relative to the British pound, Chinese Yuan, Euro and U.S. dollar as of September 30, 2013. Under our risk management policies, we do not hedge translation risk exposure. All activities of our affiliates are recorded in their functional currency, which is typically the local currency in the country of domicile of the affiliate. In the ordinary course of business, our affiliates enter into transactions in currencies other than their respective functional currencies. We seek to minimize the resulting foreign currency transaction risk by contracting for the procurement of goods and services in the same currency as the sales value of the related long-term contract. We further mitigate the risk through the use of foreign currency forward contracts to hedge the exposed item, such as anticipated purchases or revenues, back to their functional currency.

The notional amount of our foreign currency forward contracts provides one measure of our transaction volume outstanding as of the balance sheet date. As of September 30, 2013, we had a total gross notional amount, measured in U.S. dollar equivalent, of approximately $446,500 related to foreign currency forward contracts. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contract maturity dates range from the remainder of 2013 through 2015.

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

The gain or loss from the remaining uncompleted portion of our projects and other non-project related transactions were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
	Recognized	Quarter Ended September 30,		Nine Months Ended September 30,
	in Income on Derivatives	2013	2012	2013	2012

Foreign currency forward contracts	Cost of operating revenues	$5,616	$1,692	$1,700	$1,192
Foreign currency forward contracts	Other deductions, net	121	753	(1,402)	831

Total		$5,737	$2,445	$298	$2,023

The mark-to-market adjustments on foreign currency forward contracts for these unrealized gains or losses are primarily recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.

During the nine months ended September 30, 2013 and 2012, we included net cash inflows on the settlement of derivatives of $5,179 and $1,521, respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities on the consolidated statement of cash flows.

Interest Rate Risk

We use interest rate swap contracts to manage interest rate risk associated with a portion of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps for our consolidated entities was $59,300 as of September 30, 2013.

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

The impact from interest rate swap contracts in cash flow hedging relationships for our consolidated entities was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Unrealized loss recognized in other comprehensive income	$(817)	$(1,766)	$(6)	$(3,551)
Loss reclassified from accumulated other comprehensive loss to interest expense	630	572	1,885	1,507

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

9. Share-Based Compensation Plans

Our share-based compensation plans include both stock options and restricted awards. The following table summarizes our share-based compensation expense and related income tax benefit:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Share-based compensation	$4,638	$5,668	$14,119	$16,362
Related income tax benefit	153	144	599	403

As of September 30, 2013, we had total unrecognized compensation cost related to restricted share units, or RSUs, performance-based restricted share units, or performance RSUs, and stock options of $15,545, $8,170 and $3,725, respectively. Those amounts are expected to be recognized as expense over a weighted-average period of approximately two years.

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

Our share-based compensation plans include a “change in control” provision, which provides for possible cash redemption of equity awards issued thereunder in certain limited circumstances. In accordance with Securities and Exchange Commission Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” we present the redemption amount of these equity awards as temporary equity on the consolidated balance sheet as the equity award is amortized during the vesting period. The redemption amount represents the intrinsic value of the equity award on the grant date. In accordance with current accounting guidance regarding the classification and measurement of redeemable securities, we do not adjust the redemption amount each reporting period unless and until it becomes probable that the equity awards will become redeemable (upon a change in control event). Upon vesting of the equity awards, we reclassify the intrinsic value of the equity awards, as determined on the grant date, to permanent equity.

Reconciliations of temporary equity for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of year	$8,594	$4,993
Compensation cost during the period for those equity awards with intrinsic value on the grant date	11,085	10,092
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(7,366)	(5,440)

Balance at end of period	$12,313	$9,645

Our articles of association provide for conditional capital for the issuance of shares under our share-based compensation plans and other convertible or exercisable securities we may issue in the future. Conditional capital decreases upon issuance of shares in connection with the exercise of outstanding stock options or vesting of restricted awards, with an offsetting increase to our issued and authorized share capital. As of September 30, 2013, our remaining available conditional capital was 58,874,658 shares.

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

Effective Tax Rate for 2013

Our effective tax rate for the first nine months of 2013 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in non-U.S. jurisdictions which contributed to an approximate 17-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items;

•

Discrete items, primarily relating to the reversal of a previously accrued liability for branch taxes no longer required to be paid as a result of an exemption received from a non-U.S. tax authority, which was partially offset by the impact of a change in tax rate on net deferred assets in a non-U.S. jurisdiction, provided a net one-percentage point reduction to the effective tax rate; and

•

A valuation allowance increase because we are unable to recognize a tax benefit for year-to-date losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), partially offset by valuation allowance releases in certain non-U.S. jurisdictions, which contributed to an approximate three-percentage point increase in our effective tax rate.

Effective Tax Rate for 2012

Our effective tax rate for the first nine months of 2012 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in non-U.S. jurisdictions which contributed to an approximate 15-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items; and

•

A valuation allowance increase because we were unable to recognize a tax benefit for year-to-date losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which contributed to an approximate two-percentage point increase in our effective tax rate.

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

Global E&C Group

Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation facilities, distribution facilities, gasification facilities and processing facilities associated with the minerals and metals sector. Our Global E&C Group is also involved in the design of facilities in developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Additionally, our Global E&C Group owns and operates electric power generating wind farms in Italy and also owns a noncontrolling interest in two electric power generation projects, one waste-to-energy project and one wind farm project, all of which are located in Italy, and a noncontrolling interest in a joint venture company that is fully licensed to engineer, procure and construct process facilities in China. Our Global E&C Group generates revenues from design, engineering, procurement, construction and project management activities pursuant to contracts which generally span up to approximately four years in duration and from returns on its equity investments in various power production facilities.

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

Operating Revenues

We conduct our business on a global basis. Operating revenues for our continuing operations by industry, operating segment and geographic regions, based upon where our projects are being executed, were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Revenues (Third-Party) by Industry:
Power generation	$194,258	$214,742	$563,713	$729,178
Oil refining	323,019	337,067	1,006,651	1,022,978
Pharmaceutical	29,308	13,606	107,706	40,199
Oil and gas	83,145	109,466	254,626	524,580
Chemical/petrochemical	124,284	80,209	360,831	225,956
Power plant design, operation and maintenance	41,773	28,248	125,282	80,371
Environmental	1,426	1,790	4,271	6,434
Other, net of eliminations	4,613	12,168	32,297	31,652

Total	$801,826	$797,296	$2,455,377	$2,661,348

Operating Revenues (Third-Party) by Business Segment:
Global E&C Group	$615,028	$578,072	$1,865,721	$1,915,087
Global Power Group	186,798	219,224	589,656	746,261

Total	$801,826	$797,296	$2,455,377	$2,661,348

Operating Revenues (Third-Party) by Geographic Region:
Africa	$12,694	$22,475	$52,341	$70,136
Asia Pacific	208,073	231,267	612,348	947,867
Europe	192,318	189,003	596,154	647,935
Middle East	91,482	65,166	236,284	178,015
North America	205,570	211,711	729,583	572,826
South America	91,689	77,674	228,667	244,569

Total	$801,826	$797,296	$2,455,377	$2,661,348

EBITDA

EBITDA is the primary measure of operating performance used by our chief operating decision maker. We define EBITDA as net income attributable to Foster Wheeler AG before interest expense, income taxes and depreciation and amortization.

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

EBITDA:
Global E&C Group	$59,940	$51,964	$157,261	$138,809
Global Power Group	45,428	64,396	115,699	158,535
C&F Group*	(21,301)	(25,528)	(49,810)	(76,398)
Discontinued operations	1,760	752	4,184	2,779

Total EBITDA	85,827	91,584	227,334	223,725
Less: Discontinued operations	1,760	752	4,184	2,779

EBITDA from continuing operations	84,067	90,832	223,150	220,946

Add: Net (loss)/income attributable to noncontrolling interests	(467)	4,057	3,823	10,712
Less: Interest expense	3,388	3,197	9,976	10,862
Less: Depreciation and amortization	14,032	12,178	42,828	35,541

Income from continuing operations before income taxes	66,180	79,514	174,169	185,255
Less: Provision for income taxes	17,794	16,790	36,273	43,965

Income from continuing operations	48,386	62,724	137,896	141,290
Income/(loss) from discontinued operations	1,760	(445)	265	(851)

Net income	50,146	62,279	138,161	140,439
Less: Net (loss)/income attributable to noncontrolling interests	(467)	4,057	3,823	10,712

Net income attributable to Foster Wheeler AG	$50,613	$58,222	$134,338	$129,727

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

EBITDA in the above table includes the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group(2)	$13,800	$7,000	$38,200	$12,100
Global Power Group(3)	16,400	15,700	36,600	45,900

Total	$30,200	$22,700	$74,800	$58,000

Net asbestos-related provision/(gain):(4)
Global E&C Group	—	—	—	1,700
C&F Group	2,000	2,000	(9,800)	6,000

Total	$2,000	$2,000	$(9,800)	$7,700

Charges for severance-related postemployment benefits:
Global E&C Group	$1,000	$—	$3,900	$—
Global Power Group	3,000	—	4,100	—
C&F Group	—	—	400	—

Total	$4,000	$—	$8,400	$—

(1)	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.
(2)	The changes in final estimated contract profit revisions for our Global E&C Group and our financial results did not include an increase in final estimated contract profit of approximately $5,300 during the quarter and nine months ended September 30, 2012. The correction was recorded in the quarter ended December 31, 2012 as it was not material to the financial results for the quarter and nine months ended September 30, 2012 (the periods in which it should have been recorded), nor was it material to the financial results for the year ended December 31, 2012.
(3)	The changes in final estimated contract profit revisions for our Global Power Group were increased during the nine months ended September 30, 2012 for a favorable settlement with a subcontractor of approximately $6,900.
(4)	Please refer to Note 12 for further information regarding the revaluation of our asbestos liability and related asset.

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

Income/(loss) from discontinued operations included the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
EBITDA from discontinued operations	$1,760	$752	$4,184	$2,779
Less: Interest expense	—	—	—	—
Less: Depreciation and amortization*	—	1,197	3,919	3,630

Income/(loss) from discontinued operations before income taxes*	1,760	(445)	265	(851)
Less: Provision for income taxes	—	—	—	—

Income/(loss) from discontinued operations*	$1,760	$(445)	$265	$(851)

*	During the nine months ended September 30, 2013, we recorded an impairment charge of $3,919 at our Camden, New Jersey waste-to-energy facility which was recorded as depreciation expense within income/(loss) from discontinued operations. Please refer to Note 13 for further information.

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

United States

A summary of our U.S. claim activity is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
Number of Claims by period:	2013	2012	2013	2012
Open claims at beginning of period	124,810	124,680	125,310	124,540
New claims	950	1,130	3,410	3,470
Claims resolved	(510)	(1,210)	(3,470)	(3,410)

Open claims at end of period	125,250	124,600	125,250	124,600

We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through the third quarter of 2028. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

U.S. Asbestos	September 30, 2013	December 31, 2012
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$22,184	$33,626
Asbestos-related insurance recovery receivable	86,195	102,751

Total asbestos-related assets	$108,379	$136,377

Asbestos-related liabilities recorded within:
Accrued expenses	$35,127	$47,900
Asbestos-related liability	207,380	227,400

Total asbestos-related liabilities	$242,507	$275,300

Liability balance by claim category:
Open claims	$37,856	$42,700
Future unasserted claims	204,651	232,600

Total asbestos-related liabilities	$242,507	$275,300

We have worked with Analysis, Research & Planning Corporation, or ARPC, nationally recognized consultants in the U.S. with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at each year-end based on a forecast for the next 15 years. Each year we have recorded our estimated asbestos liability at a level consistent with ARPC’s reasonable best estimate. Our estimated asbestos liability decreased during the first nine months of 2013 as a result of indemnity and defense cost payments totaling approximately $38,800, partially offset by the impact of a $6,000 increase in the liability related to our rolling 15-year asbestos-related liability estimate. The total asbestos-related liabilities are comprised of our estimates for our liability relating to open (outstanding) claims being valued and our liability for future unasserted claims through the third quarter of 2028.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type – mesothelioma, lung cancer and non-malignancies – and the breakdown of known and future claims into disease type – mesothelioma, lung cancer and non-malignancies, as well as other factors. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through the third quarter of 2028, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after the third quarter of 2028, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after the third quarter of 2028.

Through September 30, 2013, total cumulative indemnity costs paid, prior to insurance recoveries, were approximately $818,600 and total cumulative defense costs paid were approximately $404,500, or approximately 33% of total defense and indemnity costs. The overall historic average combined indemnity and defense cost per resolved claim through September 30, 2013 has been approximately $3.3. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.

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

Asbestos-related assets under executed settlement agreements with insurers due in the next 12 months are recorded within accounts and notes receivable-other and amounts due beyond 12 months are recorded within asbestos-related insurance recovery receivable. Asbestos-related insurance recovery receivable also includes our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through the third quarter of 2028. Our asbestos-related assets have not been discounted for the time value of money.

Our insurance recoveries may be limited by future insolvencies among our insurers. Other than receivables related to bankruptcy court-approved settlements during liquidation proceedings, we have not assumed recovery in the estimate of our asbestos-related insurance asset from any of our currently insolvent insurers. We have considered the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. As of September 30, 2013 and December 31, 2012, we have not recorded an allowance for uncollectible balances against our asbestos-related insurance assets. We write off receivables from insurers that have become insolvent; there were no such write-offs during the nine months ended September 30, 2013 and 2012. Insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. If we fail to realize the expected insurance recoveries, or experience delays in receiving material amounts from our insurers, our business, financial condition, results of operations and cash flows could be materially adversely affected. During the nine months ended September 30, 2013, we recognized a gain as the result of the collection of a $15,750 insurance receivable related to an insolvent insurance carrier, which we had previously written-off. The proceeds were received as a result of a bankruptcy court-approved settlement during liquidation proceedings related to the insolvent insurance carrier.

The following table summarizes our U.S. net asbestos-related (gain)/provision:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Provision for revaluation	$2,000	$2,000	$6,000	$5,997
Gain on the settlement of coverage litigation	—	—	(15,750)	—

Net asbestos-related (gain)/provision	$2,000	$2,000	$(9,750)	$5,997

Our net asbestos-related gain in the nine months ended September 30, 2013 was the net result of the favorable impact of the inclusion of a gain recognized during the nine months ended September 30, 2013 upon collection of a $15,750 insurance receivable related to an insolvent insurance carrier, which had been previously written-off, as discussed above, partially offset by the unfavorable impact related to the provision for our rolling 15-year asbestos liability estimate, net of anticipated insurance recoveries in each respective period.

The following table summarizes our approximate U.S. asbestos-related net cash impact for indemnity and defense cost payments and collection of insurance proceeds:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Asbestos litigation, defense and case resolution payments	$12,400	$12,100	$38,800	$40,700
Insurance proceeds	(15,500)	(15,800)	(43,800)	(37,500)

Net asbestos-related (proceeds)/payments	$(3,100)	$(3,700)	$(5,000)	$3,200

We expect to have net cash outflows of $1,100 during the full year 2013 as a result of asbestos liability indemnity and defense payments in excess of insurance proceeds, which includes the impact of the cash proceeds received from the collection of an insurance receivable balance from an insolvent insurance carrier discussed above. This estimate assumes no settlements with insurance companies and no elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.

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

United Kingdom

Some of our subsidiaries in the U.K. have also received claims alleging personal injury arising from exposure to asbestos. To date, 1,043 claims have been brought against our U.K. subsidiaries, of which 284 remained open as of September 30, 2013. None of the settled claims have resulted in material costs to us.

The following table summarizes our asbestos-related liabilities and assets for our U.K. subsidiaries based on open (outstanding) claims and our estimate for future unasserted claims through the third quarter of 2028:

U.K. Asbestos	September 30, 2013	December 31, 2012
Asbestos-related assets:
Accounts and notes receivable-other	$1,021	$1,022
Asbestos-related insurance recovery receivable	27,993	29,687

Total asbestos-related assets	$29,014	$30,709

Asbestos-related liabilities:
Accrued expenses	$1,021	$1,022
Asbestos-related liability	30,252	31,950

Total asbestos-related liabilities	$31,273	$32,972

Liability balance by claim category:
Open claims	$6,177	$7,843
Future unasserted claims	25,096	25,129

Total asbestos-related liabilities	$31,273	$32,972

The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury. If this ruling is reversed by legislation, the total asbestos liability recorded in the U.K. would increase to approximately $44,700, with a corresponding increase in the asbestos-related asset.

Project Claims

In addition to the specific matters described below, in the ordinary course of business, we are parties to litigation involving clients and subcontractors arising out of project contracts. Such litigation includes claims and counterclaims by and against us for canceled contracts, for additional costs incurred in excess of current contract provisions, as well as for back charges for alleged breaches of warranty and other contract commitments. If we were found to be liable for any of the claims/counterclaims against us, we would incur a charge against earnings to the extent a reserve had not been established for the matter in our accounts or if the liability exceeds established reserves.

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

On August 30, 2013, our client filed a petition with the U.S. Bankruptcy Court, for the District of Delaware, seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The filing automatically stayed all proceedings against our client, including the four-party arbitration discussed above. Our client’s filing included a motion seeking authorization for the use of cash collateral to fund its activities during the bankruptcy proceedings. In its motion, our client indicated its intent to draw on performance and retention letters of credit we previously issued in connection with the contract totaling approximately $59,000, contending that the funds were needed to fund the bankruptcy and make repairs to the power plant. We opposed the motion on various grounds, including that any such draw would be unsupported and wrongful, and applied for an order temporarily restraining our client from drawing on the letters of credit, lifting the automatic stay of the arbitration proceeding and transferring the question of our client’s right to draw on our letters of credit back to the arbitration for resolution in the context of the overall dispute. The bankruptcy court granted our application for temporary restraint and scheduled a further hearing on the issue, which on successive applications by our client was adjourned to November 21, 2013. On November 1, 2013, our client filed a motion seeking the bankruptcy court’s approval of proposed debtor-in-possession financing. Based upon the timetable proposed in the motion, it does not appear that the bankruptcy court will decide the question of our client’s right to draw on our letters of credit on November 21, 2013. The date for decision on that question is at present uncertain. The court’s temporary restraint order remains in place while the court’s decision on the draw remains open.

We cannot predict the ultimate outcome of this matter at this time.

Refinery and Petrochemicals Project Arbitration – India

In November 2012, we commenced arbitration in India against our client seeking collection of unpaid receivables in excess of £52,000 (approximately $83,900 based on the exchange rate in effect as of September 30, 2013), arising from services performed on a reimbursable basis for our client in connection with our client’s grass roots refinery and petrochemicals project in northeastern India. Our client rejected the claims and notified us of various potential counterclaims that it may be asserting in the arbitration, purportedly totaling in excess of £55,000 (approximately $88,800 based on the exchange rate in effect as of September 30, 2013). In June 2013, we submitted our detailed statement of claim, and in July 2013 our client submitted its detailed statement of defense and counterclaim. The amount of the counterclaim was increased to approximately £620,000 (approximately $1,000,800 based on the exchange rate in effect as of September 30, 2013) in damages, including among other claims a claim for lost profits due to delay in the execution of the project. The counterclaim concerns a number of alleged issues arising in connection with our execution of the engineering, procurement, and construction management scope of our contract, from the period from contract award until the subsequent transfer by our client of our remaining engineering, procurement and construction management scope to certain lump sum turnkey contractors hired directly by our client. Our client further contends that we are liable for delays to the project and has withheld payment on account of delay liquidated damages and, out of the total claim of £620,000 (approximately $1,000,800 based on the exchange rate in effect as of September 30, 2013) cited above, is seeking damages for lost profits in the amount of £555,000 (approximately $895,900 based on the exchange rate in effect as of September 30, 2013). We strongly dispute these contentions. Any liability for delay damages is capped under the contract at a specified percentage of our contract value, currently equivalent to approximately £11,500 (approximately $18,600 based on the exchange rate in effect as of September 30, 2013), an amount already retained by our client. The contract also excludes liability for consequential damages, including lost profits, and contains an overall cap on liability for claims in the aggregate of up to a specified percentage of our contract value, currently equivalent to approximately £28,800 (approximately $46,500 based on the exchange rate in effect as of September 30, 2013). The unpaid amount for which we are seeking reimbursement in the arbitration may increase should our client continue to withhold amounts from our invoices, as the project is still in execution. The arbitration panel has been formed. Our client moved to dismiss the arbitration as premature under the terms of the contract, and we opposed that motion. The motion has been denied by the panel. Also, pursuant to our request, the panel has scheduled a hearing early in the first quarter of 2014 for our claims for unpaid receivables, along with our client’s counterclaim for a deductive change order in the amount of approximately £21,600 (approximately $34,900 based on the exchange rate in effect as of September 30, 2013). The remaining claims and counterclaims, including our client’s counterclaim for lost profits, are scheduled to be heard late in the fourth quarter of 2014. We cannot predict the ultimate outcome of this matter at this time.

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

FWEC is also incurring further costs in connection with a Remedial Investigation / Feasibility Study (“RI/FS”) that in March 2009 it agreed to conduct. During the fourth quarter of 2012, FWEC received a USEPA demand under the foregoing agreement for payment of $1,040 of response costs USEPA claims it incurred from the commencement of the RI/FS in April 2009 through February 2012. FWEC questioned the amount of the invoice and based upon discussions with the USEPA, a revised invoice was received on June 17, 2013 for the reduced amount of $1,004. During the third quarter of 2013, FWEC received a USEPA invoice under the foregoing agreement for payment of $258 of response costs USEPA claims it incurred from March 2012 to February 2013. In April 2009, USEPA proposed for listing on the National Priorities List (“NPL”) an area consisting of FWEC’s former manufacturing facility and the affected residences, but it also stated that the proposed listing may not be finalized if FWEC complies with its agreement to conduct the RI/FS. FWEC submitted comments opposing the proposed listing.

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

13. Discontinued Operations

During the first quarter of 2013, we recorded an impairment charge of $3,919 at our waste-to-energy facility in Camden, New Jersey within our Global Power Group business segment. This charge was in addition to an impairment charge of $11,455 recorded during the fourth quarter of 2012. The impairment charges in both periods included estimates related to the continued operation of the facility and potential sale of the facility. The charge in the first quarter of 2013 was the result of updating our estimate related to the potential sale of the facility and the impairment charge was recorded within income from discontinued operations on our consolidated statement of operations. After recording the impairment charge and after approval of the plan to sell the facility, discussed below, the carrying value of the facility’s fixed assets approximated fair value less estimated costs to sell the facility.

On April 17, 2013, our Board of Directors approved a plan to sell our Camden facility and we completed the sale of the facility in August 2013. The presentation of the financial results and asset and liability balances of this business for the periods prior to the completion of the sale have been reclassified on our consolidated statement of operations, consolidated balance sheet and consolidated statement of cash flows under the respective captions related to discontinued operations, and these reclassifications have been made in the notes to our consolidated financial statements. Prior to the sale, the business had been classified on our consolidated balance sheet as of June 30, 2013 under the respective current and non-current captions of assets held for sale and liabilities held for sale as a result of our Board of Directors’ approval of our plan to sell the facility, which met the accounting criteria as a business held for sale and the criteria for classification as a discontinued operation. We did not recognize depreciation on long-lived assets while held for sale. Our Camden facility was formerly included in our Global Power Group business segment.

We completed the sale of our Camden facility in August 2013. Based on the proceeds received and costs of disposal, we recognized a gain of $300 within income/(loss) from discontinued operations before income taxes on the consolidated statement of operations during the quarter and nine months ended September 30, 2013.

The following are the main classes of assets and liabilities that were associated with our discontinued operations as of December 31, 2012:

December 31, 2012
Assets:
Trade accounts and notes receivable, net	$1,482
Other current assets	23

Current assets of discontinued operations	1,505

Land, buildings and equipment, net	48,739
Restricted cash	840

Long-term assets of discontinued operations	$49,579

Liabilities:
Accounts payable	$1,814
Accrued expenses	595
Advance payments	745

Liabilities of discontinued operations	$3,154

Operating revenues related to our discontinued operations, which were exclusively in the U.S., were $3,991 and $5,936 during the third quarter of 2013 and 2012, respectively, and $17,053 and $18,006 during the nine months ended September 30, 2013 and 2012, respectively.

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

The above acquisitions have been included in our consolidated financial results as of their respective acquisition dates and all of the acquisitions are included in our results of operation for the quarter and nine months ended September 30, 2013. Throughout this Item 2, where period-to-period financial results have been impacted by these acquisitions, particularly our acquisitions in the fourth quarter of 2012 and the first quarter of 2013, we have referred to these acquisitions as either “businesses acquired subsequent to the quarter ended September 30, 2012,” “businesses acquired subsequent to the nine months ended September 30, 2012” or “businesses acquired subsequent to the quarter and nine months ended September 30, 2012.”

On April 17, 2013, our Board of Directors approved a plan to sell our waste-to-energy facility in Camden, New Jersey and we completed the sale of the facility in August 2013. The presentation of the financial results and asset and liability balances of this business for the periods prior to the completion of the sale have been reclassified on our consolidated statement of operations, consolidated balance sheet and consolidated statement of cash flows under the respective captions related to discontinued operations. These reclassifications have also been made in the notes to our consolidated financial statements and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section. Prior to the sale, the business had been classified on our consolidated balance sheet as of June 30, 2013 under the respective current and non-current captions of assets held for sale and liabilities held for sale as a result of our Board of Directors’ approval of our plan to sell the facility, which met the accounting criteria as a business held for sale and the criteria for classification as a discontinued operation. We did not recognize depreciation on long-lived assets while held for sale. Our Camden facility was formerly included in our Global Power Group business segment.

We completed the sale of our Camden facility in August 2013. Based on the proceeds received and costs of disposal, we recognized a gain of $300 within income/(loss) from discontinued operations before income taxes on the consolidated statement of operations during the quarter and nine months ended September 30, 2013. Please refer to Note 13 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our discontinued operations.

Summary Financial Results for the Quarter and Nine Months Ended September 30, 2013

Continuing Operations

Our summary financial results for the quarters and nine months ended September 30, 2013 and 2012 from continuing operations are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated Statement of Operations:
Operating revenues(1)	$801,826	$797,296	$2,455,377	$2,661,348
Contract profit(1)	153,466	154,220	426,519	433,236
Selling, general and administrative expenses(1)	85,521	77,495	265,654	245,925
Income from continuing operations attributable to Foster Wheeler AG	$48,853	$58,667	$134,073	$130,578
Earnings per share:
Basic	$0.50	$0.55	$1.33	$1.22
Diluted	$0.50	$0.55	$1.32	$1.21
Net cash provided by operating activities(2)			$114,082	$109,674

(1)	Please refer to the section entitled “—Results of Operations-Continuing Operations” within this Item 2 for further discussion.
(2)	Please refer to the section entitled “—Liquidity and Capital Resources” within this Item 2 for further discussion.

Cash and cash equivalents totaled $497,129 and $582,322 as of September 30, 2013 and December 31, 2012, respectively.

EBITDA, as discussed and defined within the section entitled “—Results of Operations–Continuing Operations-EBITDA” within this Item 2, is used to measure the operating performance of our operating groups and is referred to below in our discussion of income from continuing operations attributable to Foster Wheeler AG.

Income from continuing operations attributable to Foster Wheeler AG decreased in the third quarter of 2013, compared to the same period of 2012. Our Global Power Group experienced a decrease in EBITDA of $19,000 during the third quarter of 2013, compared to the same period of 2012, whereas our Global E&C Group experienced an increase in EBITDA of $8,000 when comparing the same two periods. Additionally, our results in the third quarter of 2013 were unfavorably impacted by a higher effective tax rate of 26.9%, compared to an effective tax rate of 21.1% during the same period in 2012.

Income from continuing operations attributable to Foster Wheeler AG increased in the first nine months of 2013, compared to the same period of 2012. This increase was the net result of the favorable pre-tax impact of an asbestos-related insurance recovery gain of $15,800 and the favorable impact on our results of a lower effective tax rate during the first nine months of 2013 of 20.8%, compared to an effective tax rate of 23.7% during the same period in 2012, partially offset by the pre-tax impact of a net decrease in EBITDA of $24,300 from our operating groups. Our Global Power Group experienced a decrease in EBITDA of $42,800 during the first nine months of 2013, compared to the same period of 2012, whereas our Global E&C Group experienced an increase in EBITDA of $18,500 when comparing the same two periods.

Please refer to the section entitled “—Results of Operations-Continuing Operations-Business Segments,” within this Item 2, for further discussion related to EBITDA results for both of our operating groups.

Discontinued Operations

Income from discontinued operations attributable to Foster Wheeler AG increased $2,200 in the third quarter of 2013, compared to the same period in 2012. This increase includes the favorable impact related to decreased depreciation of $1,200, which was the result of not recognizing depreciation expense on our Camden facility as the business met the accounting criteria as a business held for sale for the period prior to its sale during third quarter of 2013, as discussed above, and the gain on the sale of the business of $300 during the third quarter of 2013.

Income from discontinued operations attributable to Foster Wheeler AG increased $1,100 during the first nine months of 2013, compared to the same period in 2012, primarily as a net result of the favorable impact related to decreased depreciation of $3,600 in the first nine months of 2013, which was the result of not recognizing depreciation expense on our Camden facility once the business met the accounting criteria as a business held for sale for the period prior to its sale during the first nine months of 2013, as discussed above, the favorable impact related to the inclusion of increased costs of $800 due to an extended outage and maintenance-related costs during the first quarter of 2012 and the gain on the sale of the business of $300 during the first nine months of 2013, partially offset by an impairment charge of $3,900 recognized in the first quarter of 2013.

Please refer to Note 13 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our discontinued operations.

New Orders and Backlog of Unfilled Orders

The tables below summarize our new orders and backlog of unfilled orders by period and include balances for discontinued operations for periods prior to the quarter ended September 30, 2013, which were insignificant based on our consolidated and business group balances:

	Quarter Ended
	September 30, 2013	June 30, 2013	September 30, 2012
New orders, measured in future revenues:
Global E&C Group*	$1,498,400	$661,000	$838,000
Global Power Group	177,900	90,300	185,900

Total*	$1,676,300	$751,300	$1,023,900

*	Amounts for the Global E&C Group include flow-through revenues, as defined in the section entitled —“Results of Operations-Continuing Operations-Operating Revenues” within this Item 2, of $194,600, $124,000, and $69,400 for the quarters ended September 30, 2013, June 30, 2013 and September 30, 2012, respectively.

	As of
	September 30, 2013	June 30, 2013	December 31, 2012
Backlog of unfilled orders, measured in future revenues	$3,942,200	$3,281,200	$3,648,000
Backlog, measured in Foster Wheeler scope*	$3,502,700	$2,706,300	$2,950,200
Global E&C Group man-hours in backlog (in thousands)	20,900	17,600	17,000

*	As defined in the section entitled “—Backlog and New Orders” within this Item 2.

Please refer to the section entitled “— New Orders and Backlog” within this Item 2 for further detail.

Challenges and Drivers

Our primary operating focus continues to be booking quality new business and effectively and efficiently executing our contracts. The global markets in which we operate are largely dependent on overall economic conditions and global or regional economic growth rates and the resultant demand for oil and gas, electric power, petrochemicals, refined products and minerals and metals. Both of our business groups have been impacted by unfavorable economic growth rates in most of their respective global markets in recent years. Additionally, there is potential downside risk to continued unfavorable global economic growth rates driven primarily by continued sovereign debt and bank funding pressures and continued recession in 2013 in the Eurozone, the speed and effectiveness of the implementation of government macroeconomic policies in a number of key advanced and emerging economies, slower growth than anticipated in emerging economies, most significantly The People’s Republic of China, or China, and geopolitical oil supply risks, particularly in the Middle East, which could impact global economic growth through a significant rise in oil prices. If any of these risks materialize, the ability of both of our business groups to book work could be negatively impacted, which could have a material negative impact on our business.

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

Global gross domestic product, or GDP, growth is a key driver of demand for power. The slow economic growth in recent years has negatively impacted the demand for our products and services. However, we believe that a gradual upturn in global economic growth will begin as we progress through 2014, which we further believe will improve demand for the products and services of our Global Power Group, compared to 2012. However, a number of constraining market factors continues to impact the markets that we serve. These factors include political and environmental sensitivity regarding coal-fired steam generators in certain geographies and the outlook for continued lower natural gas pricing over the next three to five years, which has increased the attractiveness of natural gas, in relation to coal and renewables, for the generation of electricity. In addition, the constraints on the global credit market may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. These factors may continue in the future. The challenges and drivers for our Global Power Group are discussed in more detail in the section entitled “—Results of Operations-Continuing Operations-Business Segments-Global Power Group-Overview of Segment,” within this Item 2.

Results of Operations – Continuing Operations

The following sections provide a discussion of our results of operations from our continuing operations.

Operating Revenues

Our operating revenues by geographic region, based upon where our projects are being executed, for the quarters and nine months ended September 30, 2013 and 2012, were as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Africa	$12,694	$22,475	$(9,781)	(43.5)%	$52,341	$70,136	$(17,795)	(25.4)%
Asia Pacific	208,073	231,267	(23,194)	(10.0)%	612,348	947,867	(335,519)	(35.4)%
Europe	192,318	189,003	3,315	1.8%	596,154	647,935	(51,781)	(8.0)%
Middle East	91,482	65,166	26,316	40.4%	236,284	178,015	58,269	32.7%
North America	205,570	211,711	(6,141)	(2.9)%	729,583	572,826	156,757	27.4%
South America	91,689	77,674	14,015	18.0%	228,667	244,569	(15,902)	(6.5)%

Total	$801,826	$797,296	$4,530	0.6%	$2,455,377	$2,661,348	$(205,971)	(7.7)%

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

Our operating revenues for each of our business groups for the quarters and nine months ended September 30, 2013 and 2012, were as follows:

	September 30, 2013	September 30, 2012	$ Change	% Change
Quarter Ended:
Global E&C Group	$615,028	$578,072	$36,956	6.4%
Global Power Group	186,798	219,224	(32,426)	(14.8)%

Total	$801,826	$797,296	$4,530	0.6%

Nine Months Ended:
Global E&C Group	$1,865,721	$1,915,087	$(49,366)	(2.6)%
Global Power Group	589,656	746,261	(156,605)	(21.0)%

Total	$2,455,377	$2,661,348	$(205,971)	(7.7)%

Our operating revenues increased in the quarter ended September 30, 2013, compared to the same period in 2012, which included the impact of decreased flow-through revenues of $23,400, as described below. Excluding the impact of the change in flow-through revenues and currency impacts, our operating revenues during the quarter ended September 30, 2013 increased 4%, compared to the same period in 2012. The increase in operating revenues, excluding flow-through revenues, in the quarter ended September 30, 2013 was the result of increased operating revenues in our Global E&C Group, partially offset by decreased operating revenues in our Global Power Group. The operating revenues increase in our Global E&C Group included the favorable impact in 2013 related to the businesses acquired subsequent to the quarter ended September 30, 2012.

Our operating revenues decreased in the nine months ended September 30, 2013, compared to the same period in 2012, which included the impact of decreased flow-through revenues of $195,500, as described below. Excluding the impact of the change in flow-through revenues and currency impacts, our operating revenues during the nine months ended September 30, 2013 decreased 1%, compared to the same period in 2012. The decrease in operating revenues in the nine months ended September 30, 2013 was the result of decreased operating revenues in our Global Power Group, partially offset by increased operating revenues, excluding flow-through revenues, in our Global E&C Group. The operating revenues increase in our Global E&C Group included the favorable impact in 2013 related to the businesses acquired subsequent to the nine months ended September 30, 2012.

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

Contract Profit

	September 30, 2013	September 30, 2012	$ Change	% Change
Quarter Ended	$153,466	$154,220	$(754)	(0.5)%
Nine Months Ended	$426,519	$433,236	$(6,717)	(1.6)%

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

Contract profit was relatively flat during the quarter ended September 30, 2013, compared to the same period in 2012, which was the net result of increased contract profit by our Global E&C Group, partially offset by decreased contract profit by our Global Power Group. The increase in contract profit in our Global E&C Group included the favorable impact related to the businesses acquired subsequent to the quarter ended September 30, 2012.

Contract profit decreased during the nine months ended September 30, 2013, compared to the same period in 2012. The decrease was the result of decreased contract profit by our Global Power Group, partially offset by increased contract profit by our Global E&C Group. The increase in contract profit in our Global E&C Group included the favorable impact related to the businesses acquired subsequent to the nine months ended September 30, 2012.

Please refer to the section entitled “—Business Segments,” within this Item 2, for further information related to contract profit for both of our operating groups.

Selling, General and Administrative (SG&A) Expenses

	September 30, 2013	September 30, 2012	$ Change	% Change
Quarter Ended	$85,521	$77,495	$8,026	10.4%
Nine Months Ended	$265,654	$245,925	$19,729	8.0%

SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.

SG&A expenses increased in the third quarter of 2013, compared to the same period in 2012, primarily as a result of the aggregate impact of the businesses acquired subsequent to the quarter ended September 30, 2012. The impact of the acquired businesses increased our SG&A expenses by $4,200, much of which was attributable to compensation expense recognized under earnout provisions associated with the acquisitions. The increase in SG&A expenses also included a charge for severance-related postemployment benefits of $2,200 recognized in the third quarter of 2013 in our Global Power Group.

SG&A expenses increased in the first nine months of 2013, compared to the same period in 2012, primarily as a result of the aggregate impact of the businesses acquired subsequent to the nine months ended September 30, 2012. The impact of the acquired businesses increased our SG&A expenses by $10,000, much of which was attributable to compensation expense recognized under earnout provisions associated with the acquisitions. The increase in SG&A expenses also included a charge for severance-related postemployment benefits of $4,700 recognized in the first nine months of 2013 and increased sales pursuit costs of $3,200. During the first nine months of 2013, our SG&A expenses included severance-related postemployment benefits charges of $2,400 in our Global Power Group, $1,900 in our Global E&C Group and $400 in our C&F Group.

Other Income, net

	September 30, 2013	September 30, 2012	$ Change	% Change
Quarter Ended	$9,873	$14,342	$(4,469)	(31.2)%
Nine Months Ended	$32,638	$32,995	$(357)	(1.1)%

Other income, net during the quarter and nine months ended September 30, 2013 consisted primarily of equity earnings of $6,700 and $27,200, respectively. Our equity earnings were primarily generated from our ownership interests in build, own and operate projects in Chile and Italy. Our equity earnings from our Global Power Group’s project in Chile during the quarter and nine months ended September 30, 2013 were $5,400 and $22,500, respectively, while equity earnings from our Global E&C Group’s projects in Italy were $1,500 and $4,900, respectively.

Other income, net decreased in the third quarter of 2013, compared to the same period in 2012, primarily driven by the unfavorable impact of the inclusion of a gain recognized during the third quarter of 2012 related to a favorable settlement of our claim with a client on a legacy project of $2,000 and decreased governmental economic subsidies and other non-income tax credits of $1,500.

Other income, net was relatively unchanged in the first nine months of 2013, compared to the same period in 2012. This was primarily the net result of the unfavorable impact of the inclusion of a gain recognized during the first nine months of 2012 related to a favorable settlement of our claim with a client on a legacy project of $2,000 and decreased governmental economic subsidies and other non-income tax credits of $1,500, offset by increased equity earnings from our Global Power Group’s project in Chile of $3,800.

For further information related to our equity earnings, please refer to the sections within this Item 2 entitled “—Business Segments-Global Power Group” for our Global Power Group’s project in Chile and “—Business Segments-Global E&C Group” for our Global E&C Group’s projects in Italy, as well as Note 3 to the consolidated financial statements included in this quarterly report on Form 10-Q.

Other Deductions, net

	September 30, 2013	September 30, 2012	$ Change	% Change
Quarter Ended	$7,557	$8,825	$(1,268)	(14.4)%
Nine Months Ended	$23,359	$25,062	$(1,703)	(6.8)%

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

Other deductions, net in the third quarter of 2013 consisted primarily of legal fees of $5,400, bank fees of $1,000 and net penalties on unrecognized tax benefits of $600. Other deductions, net decreased in the third quarter of 2013, compared to the same period in 2012. This decrease was primarily the net result of a decrease in the provision for dispute resolution and environmental remediation costs of $900, the favorable impact resulting from the inclusion of a $800 charge recognized in the third quarter of 2012 for unamortized fees and expenses related to the termination of our July 2010 senior credit agreement upon entering into a new senior credit agreement in August 2012 and the favorable impact of a change in net foreign currency exchange transactions of $400, partially offset by increased legal fees of $1,400.

Other deductions, net in the first nine months of 2013 consisted primarily of legal fees of $15,900, bank fees of $3,100 and the provision for dispute resolution and environmental remediation costs of $1,300. The decrease in other deductions, net in the first nine months of 2013, compared to the same period in 2012, was primarily the net result of decreased net penalties on unrecognized tax benefits of $3,100, which included the net benefit of previously accrued tax penalties on unrecognized tax benefits that were ultimately not assessed during the first nine months of 2013 of $1,400, the favorable impact resulting from the inclusion of a $1,500 charge recognized by our Global E&C Group in the first nine months of 2012 related to the write-off of capitalized costs for a wind farm development project, the favorable impact resulting from the inclusion of a $800 charge recognized in the first nine months of 2012 for unamortized fees and expenses related to the termination of our July 2010 senior credit agreement, as further described above, and a decrease in the provision for dispute resolution and environmental remediation costs of $600, partially offset by increased legal fees of $4,600.

Net foreign currency exchange transaction gains and losses were primarily driven by exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.

Interest Income

	September 30, 2013	September 30, 2012	$ Change	% Change
Quarter Ended	$1,307	$2,469	$(1,162)	(47.1)%
Nine Months Ended	$4,251	$8,583	$(4,332)	(50.5)%

Interest income decreased in the quarter and nine months ended September 30, 2013, compared to the same periods in 2012, primarily as a result of lower average cash and cash equivalents balances and, to a lesser extent, lower investment yields on cash and cash equivalents balances.

Interest Expense

	September 30, 2013	September 30, 2012	$ Change	% Change
Quarter Ended	$3,388	$3,197	$191	6.0%
Nine Months Ended	$9,976	$10,862	$(886)	(8.2)%

Interest expense increased in the third quarter of 2013, compared to the same period in 2012, which was primarily the result of increased interest expense on valued added tax and payroll liabilities of $400 in the third quarter of 2013.

Interest expense decreased in the nine months ended September 30, 2013, compared to the same period in 2012, which was the net result of decreased net interest expense on unrecognized tax benefits of $1,200 and the favorable impact from decreased average borrowings, excluding foreign currency translation effects, partially offset by increased interest expense on valued added tax and payroll liabilities of $800 in the nine months ended September 30, 2013.

Net Asbestos-Related Provision/(Gain)

	September 30, 2013	September 30, 2012	$ Change	% Change
Quarter Ended	$2,000	$2,000	$—	0.0%
Nine Months Ended	$(9,750)	$7,710	$(17,460)	(226.5)%

The net asbestos-related provision was unchanged during the third quarter of 2013, compared to the same period in 2012.

The decrease in the net asbestos-related provision in the nine months ended September 30, 2013, compared to the same period in 2012, was primarily the result of the favorable impact of the inclusion of an insurance recovery gain recognized during the nine months ended September 30, 2013 upon collection of a $15,800 insurance receivable related to an insolvent insurance carrier, which we had previously written-off. Please refer to Note 12 to the consolidated financial statements included in this quarterly report on Form 10-Q for additional information.

Provision for Income Taxes

	September 30, 2013	September 30, 2012	$ Change	% Change
Quarter Ended	$17,794	$16,790	$1,004	6.0%
Effective tax rate	26.9%	21.1%

Nine Months Ended	$36,273	$43,965	$(7,692)	(17.5)%
Effective tax rate	20.8%	23.7%

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

Effective Tax Rate for 2013

Our effective tax rate for the first nine months of 2013 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in non-U.S. tax jurisdictions which contributed to an approximate 17-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax exemptions, incentives and credits, and other items;

•

Discrete items, primarily relating to the reversal of a previously accrued liability for branch taxes no longer required to be paid as a result of an exemption received from a non-U.S. tax authority, which was partially offset by the impact of a change in tax rate on net deferred assets in a non-U.S. jurisdiction, provided a net one-percentage point reduction to the effective tax rate; and

•

A valuation allowance increase because we are unable to recognize a tax benefit for year-to-date losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), partially offset by valuation allowance releases in certain non-U.S. jurisdictions, which contributed to an approximate three-percentage point increase in our effective tax rate.

Effective Tax Rate for 2012

Our effective tax rate for the first nine months of 2012 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•

Income earned in non-U.S. tax jurisdictions which contributed to an approximate 15-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items; and

•

A valuation allowance increase because we were unable to recognize a tax benefit for year-to-date losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which contributed to an approximate two-percentage point increase in our effective tax rate.

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

Net (Loss)/Income Attributable to Noncontrolling Interests

	September 30, 2013	September 30, 2012	$ Change	% Change
Quarter Ended	$(467)	$4,057	$(4,524)	(111.5)%
Nine Months Ended	$3,823	$10,712	$(6,889)	(64.3)%

Net (loss)/income attributable to noncontrolling interests represents third-party ownership interests in the net (loss)/income of our Global Power Group’s Martinez, California gas-fired cogeneration subsidiary and our manufacturing subsidiaries in Poland and China, as well as our Global E&C Group’s subsidiaries in Malaysia and South Africa. The change in net (loss)/income attributable to noncontrolling interests is based upon changes in the net (loss)/income of these subsidiaries and/or changes in the noncontrolling interests’ ownership interest in the subsidiaries.

Net (loss)/income attributable to noncontrolling interests decreased in the third quarter of 2013, compared to the same period in 2012, which was primarily the result of decreased net (loss)/income from our operations in Malaysia, which experienced a net loss in the third quarter of 2013, and Martinez, California.

Net income attributable to noncontrolling interests decreased in the first nine months of 2013, compared to the same period in 2012, which was primarily the net result of decreased net income from our operations in Malaysia, which experienced a net loss in the first nine months of 2013, Martinez, California and Poland, partially offset by increased net income from our operations in the China.

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

	September 30, 2013	September 30, 2012	$ Change	% Change
Quarter Ended	$84,067	$90,832	$(6,765)	(7.4)%
Nine Months Ended	$223,150	$220,946	$2,204	1.0%

EBITDA decreased in the third quarter of 2013, compared to the same period in 2012. Our Global Power Group experienced a decrease in EBITDA of $19,000 during the third quarter of 2013, compared to the same period of 2012, whereas our Global E&C Group experienced an increase in EBITDA of $8,000 when comparing the same two periods. The net decrease in EBITDA from our two business groups was offset by an increase in EBITDA in our C&F Group of $4,200, which includes decreased SG&A expenses and the favorable impact resulting from the inclusion of a charge recognized in the third quarter of 2012 for unamortized fees and expenses related to our prior senior credit agreement.

EBITDA increased in the first nine months of 2013, compared to the same period in 2012. Our Global E&C Group experienced an increase in EBITDA of $18,500 during the first nine months of 2013, compared to the same period of 2012, whereas our Global Power Group experienced a decrease in EBITDA of $42,800 when comparing the same two periods. The net decrease in EBITDA from our two business groups was offset by an increase in EBITDA in our C&F Group of $26,600, which included the favorable impact of an asbestos-related insurance recovery gain of $15,800 recognized in the first nine months of 2013, as well as decreased SG&A expenses and the favorable impact resulting from the inclusion of a charge recognized in the first nine months of 2012 for unamortized fees and expenses related to our prior senior credit agreement.

Please refer to the section below entitled “—Business Segments,” for further discussion related to EBITDA results for both of our operating groups.

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

A reconciliation of EBITDA from continuing operations to net income attributable to Foster Wheeler AG is shown below.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
EBITDA from continuing operations:
Global E&C Group	$59,940	$51,964	$157,261	$138,809
Global Power Group	45,428	64,396	115,699	158,535
C&F Group*	(21,301)	(25,528)	(49,810)	(76,398)

EBITDA from continuing operations	84,067	90,832	223,150	220,946

Less: Interest expense	3,388	3,197	9,976	10,862
Less: Depreciation and amortization	14,032	12,178	42,828	35,541
Less: Provision for income taxes	17,794	16,790	36,273	43,965

Income from continuing operations attributable to Foster Wheeler AG	48,853	58,667	134,073	130,578
Income/(loss) from discontinued operations attributable to Foster Wheeler AG	1,760	(445)	265	(851)

Net income attributable to Foster Wheeler AG	$50,613	$58,222	$134,338	$129,727

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

EBITDA in the above table includes the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net increase/(decrease) in contract profit from regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group(2)	$13,800	$7,000	$38,200	$12,100
Global Power Group(3)	16,400	15,700	36,600	45,900

Total	$30,200	$22,700	$74,800	$58,000

Net asbestos-related provision/(gain):(4)
Global E&C Group	$—	$—	$—	$1,700
C&F Group	2,000	2,000	(9,800)	6,000

Total	$2,000	$2,000	$(9,800)	$7,700

Charges for severance-related postemployment benefits:
Global E&C Group	$1,000	$—	$3,900	$—
Global Power Group	3,000	—	4,100	—
C&F Group	—	—	400	—

Total	$4,000	$—	$8,400	$—

(1)

Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding changes in our final estimated contract profit.

(2)

The changes in final estimated contract profit revisions for our Global E&C Group and our financial results did not include an increase in final estimated contract profit of approximately $5,300 during the quarter and nine months ended September 30, 2012. The correction was recorded in the quarter ended December 31, 2012 as it was not material to the financial results for the quarter and nine months ended September 30, 2012 (the periods in which it should have been recorded), nor was it material to the financial results for the year ended December 31, 2012.

(3)

The changes in final estimated contract profit revisions for our Global Power Group were increased during the nine months ended September 30, 2012 for a favorable settlement with a subcontractor of approximately $6,900.

(4)

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

Business Segments

Global E&C Group

	Quarter Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Operating revenues	$615,028	$578,072	$36,956	6.4%	$1,865,721	$1,915,087	$(49,366)	(2.6)%

EBITDA	$59,940	$51,964	$7,976	15.3%	$157,261	$138,809	$18,452	13.3%

Results

Our Global E&C Group’s operating revenues by geographic region for the quarter and nine months ended September 30, 2013 and 2012, based upon where our projects are being executed, were as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Africa	$12,639	$22,475	$(9,836)	(43.8)%	$52,259	$67,686	$(15,427)	(22.8)%
Asia Pacific	115,028	132,021	(16,993)	(12.9)%	369,897	636,441	(266,544)	(41.9)%
Europe	130,874	140,215	(9,341)	(6.7)%	408,172	418,231	(10,059)	(2.4)%
Middle East	91,099	63,854	27,245	42.7%	231,764	169,050	62,714	37.1%
North America	180,860	149,886	30,974	20.7%	592,512	403,003	189,509	47.0%
South America	84,528	69,621	14,907	21.4%	211,117	220,676	(9,559)	(4.3)%

Total	$615,028	$578,072	$36,956	6.4%	$1,865,721	$1,915,087	$(49,366)	(2.6)%

Please refer to the “—Overview of Segment” section below for a discussion of our Global E&C Group’s market outlook.

Quarter Ended September 30, 2013

Our Global E&C Group experienced an increase in operating revenues of 6% in the third quarter of 2013, compared to the same period in 2012. This increase included decreased flow-through revenues of $23,200. Excluding flow-through revenues and currency impacts, our Global E&C Group’s operating revenues increased 18% in the third quarter of 2013, compared to the same period in 2012. This increase included the favorable impact of the businesses acquired subsequent to the third quarter of 2012.

Our Global E&C Group’s EBITDA increased in the third quarter of 2013, compared to the same period in 2012. This increase was primarily driven by an increase in contract profit of $10,700, which included the favorable impact of the businesses acquired subsequent to the third quarter of 2012. The contract profit increase was driven by increased volume of operating revenues, excluding flow-through revenues, partially offset by decreased contract profit margin. Our Global E&C Group’s increase in EBITDA was partially offset by the aggregate impact of the additional SG&A expenses related to the businesses acquired subsequent to the quarter ended September 30, 2012 of $4,200, much of which was attributable to compensation expense recognized under earnout provisions associated with the acquisitions.

Nine Months Ended September 30, 2013

Our Global E&C Group experienced a decrease in operating revenues of 3% in the first nine months of 2013, compared to the same period in 2012. This decrease included decreased flow-through revenues of $195,900. Excluding flow-through revenues and currency impacts, our Global E&C Group’s operating revenues increased 14% in the first nine months of 2013, compared to the same period in 2012. This increase included the favorable impact of the businesses acquired subsequent to the nine months ended September 30, 2012.

Our Global E&C Group’s EBITDA increased in the first nine months of 2013, compared to the same period in 2012. This increase was primarily driven by an increase in contract profit of $22,300, which included the favorable impact of the businesses acquired subsequent to the first nine months of 2012. The contract profit increase was driven by increased volume of operating revenues, excluding flow-through revenues, partially offset by decreased contract profit margin. Our Global E&C Group’s increase in EBITDA was partially offset by the aggregate impact of the additional SG&A expenses related to the businesses acquired subsequent to the nine months ended September 30,

2012 of $10,000, much of which was attributable to compensation expense recognized under earnout provisions associated with the acquisitions. The increase in EBITDA also included the favorable impact resulting from the inclusion of a $1,500 charge recognized in the second quarter of 2012 related to the write-off of capitalized costs for a wind farm development project that, due to legislation introduced in 2012, was no longer an economically viable project.

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

Additionally, our Global E&C Group owns and operates electric power generating wind farms in Italy and also owns a noncontrolling interest in two electric power generation projects, one waste-to-energy project and one wind farm project, all of which are located in Italy, and a noncontrolling interest in a joint venture company that is fully licensed to engineer, procure and construct process facilities in China.

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

Global markets in the engineering and construction industry are still experiencing intense competition among engineering and construction contractors and pricing pressure for contracts awarded. Clients’ bidding and contract award processes continue to be protracted, particularly for projects sponsored by national oil companies. Additionally, some clients have been releasing, and we expect will continue to release, tranches of work on a piecemeal basis. The engineering and construction industry may be further impacted by potential downside risk to global economic growth driven primarily by continued sovereign debt and bank funding pressures and continued recession in 2013 in the Eurozone, the speed and effectiveness of the implementation of government macroeconomic policies in a number of key advanced and emerging economies, slower growth than anticipated in emerging economies, most significantly China, and geopolitical oil supply risks, particularly in the Middle East, which could impact global economic growth through a significant rise in oil prices. If any of these risks materialize, our Global E&C Group could be impacted. However, we are seeing clients continuing to develop new projects and, after making final investment decisions, moving forward with previously planned projects. This includes a much stronger pipeline of projects in North America both in chemicals and LNG due to the availability of cheap gas supply from shale gas.

We continue to be successful in booking contracts of varying types and sizes in our key end markets, including a sizable engineering, procurement and construction contract for a grassroots chemicals facility in North America, for which we were awarded the initial release for the engineering and procurement services during the second quarter of 2013, an engineering and procurement award for a delayed coker project in South America, a project management services award for a pharmaceutical facility in North America, an engineering, procurement and construction management, or EPCm, scope award for a cogeneration project in Asia, an engineering and procurement award for an upstream project in North America, an EPCm award for a chemicals project in Asia, an engineering and procurement award for a mineral processing facility in South America, an EPCm award for a chemicals project in Asia, an additional release of work for a delayed coker project in Europe, an engineering and procurement award for a gas treatment facility in North America, a front-end engineering design, or FEED, award for a cogeneration project in Asia, an EPCm award for a chemicals facility upgrade in Asia, design and materials supply contracts for ten fired heaters for refinery projects in Russia, a FEED award for a new gas plant and associated facilities in the Middle East, an EPCm award for a chemicals project in the Middle East, a project management consultancy award for a new refinery in Eurasia and a FEED award for a chemicals project in Europe.

We believe our success in this regard is a reflection of our technical expertise, our project execution performance, our long-term relationships with clients, our safety performance, and our selective approach in pursuit of new prospects where we believe we have significant differentiators.

Global Power Group

	Quarter Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Operating revenues	$186,798	$219,224	$(32,426)	(14.8)%	$589,656	$746,261	$(156,605)	(21.0)%

EBITDA	$45,428	$64,396	$(18,968)	(29.5)%	$115,699	$158,535	$(42,836)	(27.0)%

Results

Our Global Power Group’s operating revenues by geographic region for the quarter and nine months ended September 30, 2013 and 2012, based upon where our projects are being executed, were as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Africa	$55	$—	$55	N/M	$82	$2,450	$(2,368)	(96.7)%
Asia Pacific	93,045	99,246	(6,201)	(6.2)%	242,451	311,426	(68,975)	(22.1)%
Europe	61,444	48,788	12,656	25.9%	187,982	229,704	(41,722)	(18.2)%
Middle East	383	1,312	(929)	(70.8)%	4,520	8,965	(4,445)	(49.6)%
North America	24,710	61,825	(37,115)	(60.0)%	137,071	169,823	(32,752)	(19.3)%
South America	7,161	8,053	(892)	(11.1)%	17,550	23,893	(6,343)	(26.5)%

Total	$186,798	$219,224	$(32,426)	(14.8)%	$589,656	$746,261	$(156,605)	(21.0)%

Please refer to the “—Overview of Segment” section below for a discussion of our Global Power Group’s market outlook.

Quarter Ended September 30, 2013

Our Global Power Group experienced a decrease in operating revenues in the third quarter of 2013, compared to the same period in 2012. This decrease was primarily driven by decreased volume of business. Excluding currency impacts, our Global Power Group’s operating revenues decreased 17% in the third quarter of 2013, compared to the same period in 2012.

Our Global Power Group’s EBITDA decreased in the third quarter of 2013, compared to the same period in 2012, primarily driven by decreased contract profit of $11,700, a charge for severance-related postemployment benefits of $3,000 recognized in the third quarter of 2013, the unfavorable impact of the inclusion of a gain recognized during the third quarter of 2012 related to a favorable settlement of our claim with a client on a legacy project of $2,000 and decreased governmental economic subsidies and other non-income tax credits of $1,500. The decrease in contract profit resulted from decreased volume of operating revenues, while contract profit margin was relatively unchanged. During the third quarter of 2013 our Global Power Group’s EBITDA included an aggregate severance-related postemployment benefits charge of $3,000 that included amounts in SG&A of $2,200 and cost of operating revenues of $800.

Nine Months Ended September 30, 2013

Our Global Power Group experienced a decrease in operating revenues in the nine months ended September 30, 2013, compared to the same period in 2012. This decrease was primarily driven by decreased volume of business. Excluding currency impacts, our Global Power Group’s operating revenues decreased 23% in the nine months ended September 30, 2013, compared to the same period in 2012.

Our Global Power Group’s EBITDA decreased in the nine months ended September 30, 2013, compared to the same period in 2012, primarily driven by decreased contract profit of $29,300, a charge for severance-related postemployment benefits of $4,100 recognized in the nine months ended September 30, 2013, the unfavorable impact of the inclusion of a gain recognized during the first nine months of 2012 related to a favorable settlement of our claim with a client on a legacy project of $2,000 and decreased governmental economic subsidies and other non-income tax credits of $1,500, partially offset by increased equity earnings from our Global Power Group’s project in Chile of $3,800. The decrease in contract profit primarily resulted from decreased volume of operating revenues, partially offset by increased contract profit margin. Additionally, the decrease in contract profit included the unfavorable impact resulting from the inclusion of a settlement with a subcontractor of approximately $6,900 during the nine months ended September 30, 2012. During the nine months ended September 30, 2013, our Global Power Group’s EBITDA included a severance-related postemployment benefits charge of $4,100 that included amounts in SG&A of $2,400 and cost of operating revenues of $1,700.

Equity Earnings from Project in Chile

Our equity earnings from our Global Power Group’s project in Chile were relatively unchanged with balances of $5,400 and $5,300 in the third quarter of 2013 and 2012, respectively.

Our equity earnings from our project in Chile were $22,500 and $18,700 in the nine months ended September 30, 2013 and 2012, respectively. The increase in equity earnings in the nine months ended September 30, 2013, compared to the same period in 2012, was primarily driven by three items: a $3,200 increase in our share of the project’s 2012 earnings recognized as a result of a revised earnings allocation for 2012 that was approved in connection with the approval by the project’s governing board of the 2012 earnings distribution in the second quarter of 2013, and a $3,000 increase from the reversal of an insurance-related contingency during the second quarter of 2013, partially offset by the impact of lower marginal rates for electrical power generation in the nine months ended September 30, 2013.

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

Global GDP growth is a key driver of demand for power. The slow economic growth in recent years has negatively impacted the demand for our products and services. However, we believe that a gradual upturn in global economic growth will begin as we progress through 2014, which we further believe will improve demand for the products and services of our Global Power Group. However, a number of constraining market factors continues to impact the markets that we serve. Political and environmental sensitivity regarding coal-fired steam generators in certain geographies continues to cause prospective projects utilizing coal as their primary fuel to be postponed or cancelled as clients experience difficulty in obtaining the required environmental permits or decide to wait for additional clarity regarding governmental regulations. The sensitivity has been especially pronounced in the U.S. and Western Europe due to the concern that coal-fired steam generators, relative to alternative fuel sources, contribute more toward global warming through the discharge of greenhouse gas emissions into the atmosphere. The outlook for continued lower natural gas pricing over the next three to five years in North America has increased the attractiveness of natural gas, in relation to coal and renewables, for the generation of electricity. In addition, the constraints on the global credit market may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. These factors could negatively impact investment in the power sector, which in turn could negatively impact our Global Power Group’s business.

There is potential downside risk to global economic growth driven primarily by continued sovereign debt and bank funding pressures and continued recession in 2013 in the Eurozone, the speed and effectiveness of the implementation of government macroeconomic policies in a number of key advanced and emerging economies, slower growth than anticipated in emerging economies, most significantly China, and geopolitical oil supply risks, particularly in the Middle East, which could impact global economic growth through a significant rise in oil prices. If any of these risks materialize, our Global Power Group could be impacted.

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

Recently we were awarded a contract for the design, supply and erection of a 50 MWe CFB steam generator island in Poland. We were also given full notice to proceed on the design and supply of a waste-to-energy CFB steam generator for the Green Energy Centre Project in South Korea. Additionally, we received two limited notices to proceed; one for an engineering, procurement and construction contract for a steam plant in the U.S. and another for three utility package steam generators in Canada.

Liquidity and Capital Resources

Cash Flows Activities

Our cash and cash equivalents and restricted cash balances were:

	As of
	September 30, 2013	December 31, 2012	$ Change	% Change
Cash and cash equivalents	$497,129	$582,322	$(85,193)	(14.6)%
Restricted cash	54,602	62,189	(7,587)	(12.2)%

Total	$551,731	$644,511	$(92,780)	(14.4)%

Total cash and cash equivalents and restricted cash held by our non-U.S. entities as of September 30, 2013 and December 31, 2012 were $392,800 and $522,300, respectively.

During the first nine months of 2013, we experienced a decrease in cash and cash equivalents of $85,200. The decrease in cash and cash equivalents included cash used to repurchase shares and to pay related commissions under our share repurchase program of $150,100, cash used for business acquisitions, net of cash acquired, of $52,800, capital expenditures of $21,800 and distributions to noncontrolling interests of $12,600. The above use of cash was partially offset by cash provided by operating activities of $114,100, proceeds received from the disposition of a business of $48,600 and a decrease in restricted cash, excluding foreign currency translation effects, of $9,200.

Cash Flows from Operating Activities

	Nine Months Ended September 30,
	2013	2012	$ Change
Net cash provided by operating activities — continuing operations	$114,082	$109,674	$4,408

Net cash provided by operating activities in the first nine months of 2013 primarily resulted from cash provided by net income of $230,100, which included a gain and related cash receipts of $15,800 for an insurance receivable related to an insolvent insurance carrier, which we had previously written-off, and excluded non-cash charges of $92,000, partially offset by cash used for working capital of $89,200, cash used for net asbestos-related payments of $10,800, which excluded the above collection of an insurance receivable of $15,800 as the gain was recognized in net income, and mandatory contributions to our non-U.S. pension plans of $14,900.

The increase in net cash provided by operating activities of $4,400 in the first nine months of 2013, compared to the same period of 2012, resulted primarily from increased cash provided by net income excluding non-cash charges of $24,900, which included the above gain and related cash receipts of $15,800 of an insurance receivable during the first nine months of 2013, partially offset by increased cash used for asbestos-related activities of $7,600, which excluded the above collection of an insurance receivable of $15,800 during the first nine months of 2013 as the gain was recognized in net income, increased payments for mandatory contributions to our non-U.S. pension plans of $4,100 and an increase in cash used to fund working capital of $3,400.

Working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts and the timing of the related cash receipts. During the first nine months of 2013 and 2012, we used cash to fund working capital, as cash used for services rendered and purchases of materials and equipment exceeded cash receipts from client billings, which included the impact of delayed project payments and contributed to our receivables balance. Project payments can be delayed, particularly on contracts involving national oil companies, due to those customers’ internal processes for approval of invoices and release of funds. In general, delay in payment by our customers is not indicative of customer credit risk. In other cases where payments are delayed due to disagreements between us and our clients regarding the level of or quality of work performed or regarding billing terms, we assess our contractual right to invoice the client and, if we believe there is a probable commercial risk to collection of contract revenues, we provide an allowance against the valuation of contract work in progress within the contract.

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

Cash Flows from Investing Activities

	Nine Months Ended September 30,
	2013	2012	$ Change
Net cash used in investing activities — continuing operations	$(28,282)	$(54,887)	$26,605

The net cash used in investing activities in the first nine months of 2013 was attributable primarily to cash used for business acquisitions, net of cash acquired, of $52,800, capital expenditures of $21,800 and cash used for investments in and advances to unconsolidated affiliates of $11,800, partially offset by proceeds received from the disposition of a business of $48,600, and a decrease in restricted cash, excluding foreign currency translation effects, of $9,200.

The net cash used in investing activities in the first nine months of 2012 was attributable primarily to an increase in restricted cash, excluding foreign currency translation effects, of $34,300 and capital expenditures of $26,400, partially offset by cash provided by a return of investment from unconsolidated affiliates of $6,200.

The capital expenditures in the first nine months of 2013 and 2012 related primarily to leasehold improvements, information technology equipment and office equipment.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2013	2012	$ Change
Net cash used in financing activities	$(167,167)	$(73,810)	$(93,357)

The net cash used in financing activities in the first nine months of 2013 was attributable primarily to cash used to repurchase shares and to pay related commissions under our share repurchase program of $150,100. Other financing activities included distributions to noncontrolling interests of $12,600 and repayment of debt and capital lease obligations of $8,600, partially offset by cash received from the exercise of stock options of $4,300.

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

Please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding a potential draw on our letters of credit totaling approximately $59,000 related to a project claim. Due to the uncertainty of the matter and related timing, we have not included the potential impact in our above referenced liquidity forecasts. However, even though such a draw would negatively impact our short-term liquidity, we believe we would have sufficient cash balances and generate sufficient operating cash flows to fund operations for the next twelve months.

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

Our net asbestos-related cash inflows are the result of insurance proceeds in excess of payments related to asbestos liability indemnity and defense costs. During the first nine months of 2013, we had net asbestos-related cash inflows of approximately $5,000, which included cash receipts of $15,800 on the collection of an insurance receivable balance related to an insolvent insurance carrier. We expect net cash outflows for the full year 2013 to be approximately $1,100. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.

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

We had approximately $250,900 and $250,600 of letters of credit outstanding under our senior credit agreement as of September 30, 2013 and December 31, 2012, respectively. There were no funded borrowings under our senior credit agreement as of September 30, 2013 and December 31, 2012. Based on our current operating plans and cash forecasts, we do not intend to borrow under our senior credit agreement over the next twelve months. Please refer to Note 5 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.

We are not required to make any mandatory contributions to our U.S. pension plans in 2013 based on the minimum statutory funding requirements. We made mandatory contributions totaling approximately $14,900 to our non-U.S. pension plans during the first nine months of 2013. Based on the minimum statutory funding requirements for 2013, we expect to make mandatory contributions totaling approximately $20,600 to our non-U.S. pension plans for the full year. Additionally, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during 2013.

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

Based on the aggregate share repurchases under our program through September 30, 2013, we were authorized to spend up to an additional $270,100 to repurchase our outstanding shares. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Through September 30, 2013, we have repurchased 50,502,778 shares for an aggregate cost of approximately $1,234,300 since the inception of the repurchase program announced on September 12, 2008. We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other privately negotiated transactions pursuant to our share repurchase program. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans. For further information, please refer to Part II, Item 2 of this quarterly report on Form 10-Q.

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

The tables below detail our new orders and backlog of unfilled orders by period and include balances for discontinued operations for periods prior to September 30, 2013, which were insignificant based on our consolidated and business group balances:

New Orders, Measured in Terms of Future Revenues

	September 30, 2013			September 30, 2012
	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total

By Project Location:

Quarter Ended
Africa	$4,900	$—	$4,900	$24,200	$—	$24,200
Asia Pacific	97,200	38,500	135,700	207,500	48,900	256,400
Europe	117,300	71,300	188,600	69,300	57,800	127,100
Middle East	120,400	1,500	121,900	113,900	3,100	117,000
North America	1,114,900	59,600	1,174,500	45,200	68,200	113,400
South America	43,700	7,000	50,700	377,900	7,900	385,800

Total	$1,498,400	$177,900	$1,676,300	$838,000	$185,900	$1,023,900

Nine Months Ended
Africa	$43,200	$100	$43,300	$41,600	$—	$41,600
Asia Pacific	281,100	162,500	443,600	639,100	92,200	731,300
Europe	370,100	142,000	512,100	403,200	167,800	571,000
Middle East	249,600	2,000	251,600	224,200	3,400	227,600
North America	1,536,400	140,400	1,676,800	189,500	176,200	365,700
South America	146,700	20,100	166,800	509,900	24,200	534,100

Total	$2,627,100	$467,100	$3,094,200	$2,007,500	$463,800	$2,471,300

By Industry:

Quarter Ended
Power generation	$43,700	$164,500	$208,200	$3,300	$155,700	$159,000
Oil refining	264,600	—	264,600	417,400	—	417,400
Pharmaceutical	194,900	—	194,900	10,700	—	10,700
Oil and gas	79,300	—	79,300	34,400	—	34,400
Chemical/petrochemical	896,600	—	896,600	356,900	—	356,900
Power plant design, operation and maintenance	14,500	13,400	27,900	4,000	30,200	34,200
Environmental	1,400	—	1,400	1,100	—	1,100
Other, net of eliminations	3,400	—	3,400	10,200	—	10,200

Total	$1,498,400	$177,900	$1,676,300	$838,000	$185,900	$1,023,900

Nine Months Ended
Power generation	$46,400	$406,000	$452,400	$49,200	$380,300	$429,500
Oil refining	850,400	—	850,400	936,900	—	936,900
Pharmaceutical	235,000	—	235,000	46,100	—	46,100
Oil and gas	273,000	—	273,000	398,500	—	398,500
Chemical/petrochemical	1,104,400	—	1,104,400	528,300	—	528,300
Power plant design, operation and maintenance	36,300	61,100	97,400	14,900	83,500	98,400
Environmental	5,000	—	5,000	6,600	—	6,600
Other, net of eliminations	76,600	—	76,600	27,000	—	27,000

Total	$2,627,100	$467,100	$3,094,200	$2,007,500	$463,800	$2,471,300

Backlog, Measured in Terms of Future Revenues

	As of September 30, 2013			As of December 31, 2012
	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total

By Contract Type:
Lump-sum turnkey	$1,300	$17,300	$18,600	$3,200	$67,500	$70,700
Other fixed-price	533,000	544,900	1,077,900	662,500	665,200	1,327,700
Reimbursable	2,820,700	25,000	2,845,700	2,219,000	30,600	2,249,600

Total	$3,355,000	$587,200	$3,942,200	$2,884,700	$763,300	$3,648,000

By Project Location:
Africa	$43,600	$—	$43,600	$58,200	$—	$58,200
Asia Pacific	486,200	331,200	817,400	616,300	435,400	1,051,700
Europe	442,200	127,200	569,400	508,500	150,700	659,200
Middle East	858,600	2,000	860,600	850,700	4,600	855,300
North America	1,075,900	98,900	1,174,800	295,100	142,800	437,900
South America	448,500	27,900	476,400	555,900	29,800	585,700

Total	$3,355,000	$587,200	$3,942,200	$2,884,700	$763,300	$3,648,000

By Industry:
Power generation	$10,600	$550,900	$561,500	$269,000	$699,500	$968,500
Oil refining	1,424,300	—	1,424,300	1,676,000	—	1,676,000
Pharmaceutical	47,000	—	47,000	26,600	—	26,600
Oil and gas	251,900	—	251,900	269,600	—	269,600
Chemical/petrochemical	1,372,600	—	1,372,600	630,000	—	630,000
Power plant design, operation and maintenance	185,500	36,300	221,800	100	63,800	63,900
Environmental	3,700	—	3,700	3,200	—	3,200
Other, net of eliminations	59,400	—	59,400	10,200	—	10,200

Total	$3,355,000	$587,200	$3,942,200	$2,884,700	$763,300	$3,648,000

Backlog, measured in terms of Foster Wheeler Scope	$2,918,800	$583,900	$3,502,700	$2,196,700	$753,500	$2,950,200

Global E&C Group Man-hours in Backlog (in thousands)	20,900		20,900	17,000		17,000

The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in decreases of $49,500 and $46,300, respectively, as of September 30, 2013 compared to December 31, 2012.

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

Application of Critical Accounting Estimates

Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Management and the Audit Committee of our Board of Directors approve the critical accounting policies. A full discussion of our critical accounting policies and estimates is included in our 2012 Form 10-K. We did not have a significant change to the application of our critical accounting policies and estimates during the first nine months of 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine months of 2013, there were no material changes in the market risks as described in our annual report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note 12 to the consolidated financial statements in this quarterly report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks and uncertainties, including those disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012 and in Part II, Item 1A, Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. No material changes to the risk factors disclosed in such annual report on Form 10-K and the additional risk factor in our quarterly report on Form 10-Q for the quarter ended March 31, 2013 have been identified during the first nine months of 2013.

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

The following table provides information with respect to purchases under our share repurchase program during the third quarter of 2013.

Fiscal Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2013 through July 31, 2013	—	$—	—
August 1, 2013 through August 31, 2013	—	—	—
September 1, 2013 through September 30, 2013	—	—	—

Total	—	$—	—	$270,054

(1)

No shares were repurchased pursuant to our share repurchase program during the third quarter of 2013. As of September 30, 2013, we were authorized to spend up to an additional $270,054 to repurchase our outstanding shares. The repurchase program has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase program.

(2)	As of September 30, 2013, an aggregate of 50,502,778 shares were purchased for a total of $1,234,344 since the inception of the repurchase program announced on September 12, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibits

3.1	Organizational Regulations of Foster Wheeler AG. (Filed as Exhibit 3.1 to Foster Wheeler AG’s Form 8-K, filed on August 12, 2013, and incorporated herein by reference.)

10.1	Contract of Employment between Foster Wheeler Management Limited and Stephen Rostron, effective as of August 27, 2013.

10.2	Contract of Employment between Foster Wheeler Management Limited and Jon Nield, dated as of September 19, 2013.

23.1	Consent of Analysis, Research & Planning Corporation.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG (Registrant)

Date: November 7, 2013	/S/ J. KENT MASTERS
J. KENT MASTERS CHIEF EXECUTIVE OFFICER

Date: November 7, 2013	/S/ FRANCO BASEOTTO
FRANCO BASEOTTO EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER