Form 10-K
period 2013-12-31
FOSTER WHEELER AG
filed 2014-02-27
CIK 1130385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☒  Yes    ☐   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,629,000,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Registered shares held as of such date by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 99,058,160 of the registrant’s registered shares outstanding as of February 14, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information by reference from the definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2013.

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

Pending Exchange Offer and Our Acquisition by AMEC plc

On February 13, 2014, we entered into an Implementation Agreement (the “Implementation Agreement”) with AMEC plc (“AMEC”) relating to the acquisition of all of the issued and to be issued registered shares, par value CHF 3.00 per share, of Foster Wheeler AG (the “FW share” or “FW shares”) by AMEC. On the terms and subject to the conditions of the Implementation Agreement, AMEC will commence an exchange offer (the “Offer”) to acquire all of the FW shares, pursuant to which each validly tendered FW share will be exchanged for a combination (subject to election by each Foster Wheeler shareholder as described in our Current Report on Form 8-K filed on February 13, 2014) of (a) $16.00 in cash plus (b) 0.8998 ordinary shares, par value £0.50 per share, of AMEC (“AMEC shares”) or, at the election of such holder, American Depositary Shares (“ADSs”) representing such number of AMEC Shares, less any taxes required to be withheld.

The closing of the Offer is subject to, among other things, approval by our shareholders of certain amendments to our articles of association to remove certain transfer restrictions and certain voting limitations with respect to the FW shares.

For a fuller description of the Offer, see our Current Report on Form 8-K filed on February 13, 2014.

Proposed Dividend

On February 26, 2014, our Board of Directors approved a proposal to our shareholders for a one-time dividend of $0.40 per share. We intend to ask our shareholders to approve this dividend at our Annual General Meeting on May 7, 2014 and, subject to shareholder approval, this dividend will be paid shortly after our Annual General Meeting. This dividend is not linked to, and not conditional on, the closing of the Offer. The covenants of our senior unsecured credit agreement do not limit our ability to pay this proposed dividend and we expect that there will be no Swiss withholding taxes on the dividend.

General

Foster Wheeler AG is incorporated under the laws of Switzerland and is registered in the commercial register of the Canton of Zug, Switzerland. Except as the context otherwise requires, the terms “Foster Wheeler,” “us” and “we,” as used herein, refer to Foster Wheeler AG and its direct and indirect subsidiaries for the period after February 9, 2009 and Foster Wheeler Ltd., our former parent company, and its direct and indirect subsidiaries for the period prior to February 9, 2009. Please refer to Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Performance Graph” for further information regarding our redomestication to Switzerland.

We operate through two business groups: our Global Engineering and Construction Group, which we refer to as our Global E&C Group, and our Global Power Group.

Our Global E&C Group

Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction, or LNG, facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation facilities, distribution facilities, gasification facilities and processing facilities associated with the minerals and metals sector. Our Global E&C Group is also involved in the design of facilities in developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels.

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

Our Global Power Group

Our Global Power Group designs, manufactures and installs steam generators and auxiliary equipment for electric power generating stations, district heating and power plants and industrial facilities worldwide. We believe our competitive differentiation in serving these markets is the ability of our products to cleanly and efficiently burn a wide range of fuels, singularly or in combination. Our Global Power Group’s steam generators utilize a broad range of technologies, offering independent power producers, utilities, municipalities and industrial clients solutions for converting a wide range of fuels, such as coal, lignite, petroleum coke, oil, gas, solar, biomass, municipal solid waste and waste flue gases, into steam, which can be used for power generation, district heating or industrial processes. Among these fuel sources, coal is the most widely used, and thus the market drivers and constraints associated with coal strongly affect the steam generator market and our Global Power Group’s business. In particular, our circulating fluidized-bed, which we refer to as CFB, steam generators are able to burn coals of varying quality, as well as numerous other materials.

For both our CFB and pulverized coal, which we refer to as PC, steam generators, we offer supercritical once-through-unit designs to further improve the energy efficiency and, therefore, the environmental performance of these units. Once-through supercritical steam generators operate at a higher pressure of water, as it is converted to steam, than traditional plants, which results in higher efficiencies and lower emissions, including emissions of carbon dioxide, or CO2, which is considered a greenhouse gas.

Our Global Power Group also conducts research and development in the areas of combustion; solid, fluid and gas dynamics; heat transfer; materials; and solid mechanics. In addition, our Global Power Group licenses its technology to a limited number of third parties in select countries or markets.

Additionally, our Global Power Group holds a controlling interest in and operates a combined-cycle gas turbine facility; owns a noncontrolling interest in a petcoke-fired CFB facility for refinery steam and power generation; and operates a university cogeneration power facility for steam/electric generation.

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

We are continuing our development of Flexi-BurnTM CFB technology which we see as a key component in a flexible and practical carbon capture and storage solution for large scale power generation. A power plant utilizing Flexi-BurnTM CFB technology can operate in either conventional or carbon capture mode. In the carbon capture mode, the CFB will produce a CO2-rich flue gas which can then be delivered to a storage location while avoiding the need for large, expensive and energy intensive post-combustion CO2 separation equipment. Together with partners, we have built a Flexi-BurnTM CFB pilot plant (approximately 30 megawatt thermal, equivalent to approximately 10 MWe) that has been successfully capturing CO2 since September 2012. We are currently seeking partners and funding to further develop this technology on a commercial scale level.

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

Auxiliary Equipment and Aftermarket Services

Our Global Power Group also manufactures and supplies auxiliary and replacement equipment for utility power and industrial facilities, including steam generators for solar thermal power plants, surface condensers, feed water heaters, coal pulverizers, steam generator coils and panels, biomass gasifiers, and replacement parts. Additionally, we offer a full line of new and retrofit NOx reduction systems such as selective non-catalytic and catalytic NOx reduction systems, complete low-NOx combustion systems, and multi-pollutant flue gas cleaning equipment.

To enhance our environmental product portfolio, we acquired an environmental company in Germany in 2011. The company successfully supplies a specialized multi-pollutant scrubbing technology that utilizes CFB technology to economically capture sulfur dioxide, or SO2, acid gases, heavy metals and other harmful emissions, which are becoming increasingly regulated in the U.S. and Europe.

We provide a broad range of site services relating to all of the products mentioned above, including construction and erection services, maintenance, plant upgrading and life extension, engineering and replacement parts, improving plant environmental performance and plant repowering.

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

Industries We Serve

We serve the following industries:

• Oil and gas;	• Environmental;

• Oil refining;	• Minerals and metals;

• Chemical/petrochemical;	• Power generation; and

• Pharmaceutical;	• Power plant operation and maintenance.

Customers and Marketing

We market and sell our services and products through our worldwide staff of sales and marketing professionals, through a network of sales representatives and through partnership or joint venture arrangements. Our businesses are not seasonal and are not dependent on a limited group of clients. During 2013 and 2012, one client of our Global E&C Group accounted for approximately 12% of our consolidated operating revenues (inclusive of flow-through revenues as described in the section entitled “—Unfilled Orders” within this Item 1) in both years; however, the associated flow-through revenues included in this percentage accounted for approximately 11% of our consolidated operating revenues in both years. A second client of our Global E&C Group accounted for approximately 26% of our consolidated operating revenues (inclusive of flow-through revenues) in 2011; however, the associated flow-through revenues included in these percentages accounted for approximately 25% of our consolidated operating revenues in 2011. No other single client accounted for ten percent or more of our consolidated revenues in 2013, 2012 or 2011. Representative clients include state-owned and multinational oil and gas companies; major petrochemical, chemical, minerals and metals, and pharmaceutical companies; national, municipal and independent electric power generation companies, including public utility companies; and government agencies throughout the world. The majority of our revenues and new business originates outside of the United States.

Licenses, Patents and Trademarks

We own and license patents, trademarks and know-how, which are used in each of our business groups. The life cycles of the patents and trademarks are of varying durations. We are not materially dependent on any particular patent or trademark, although we depend on our ability to protect our intellectual property rights to the technologies and know-how used in our proprietary products. As noted above, our Global Power Group has granted licenses to a limited number of companies in select countries to manufacture steam generators and related equipment and certain of our other products. During 2013, our principal licensees were located in India, Japan and South Korea. During the past three years, recurring royalty revenues ranged from approximately $7,000 to $15,000 per year.

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

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the changes in unfilled orders, both in terms of expected future revenues and Foster Wheeler scope revenues. See also Item 1A, “Risk Factors—Risks Related to Our Operations – Projects included in our backlog may be delayed or cancelled, which could materially adversely affect our business, financial condition, results of operations and cash flows.”

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

	As of December 31,
	2013	2012
Global E&C Group	10,409	9,876
Global Power Group	2,843	2,939
C&F Group	59	78

Total	13,311	12,893

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

Available Information

You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these documents at our website, www.fwc.com, under the heading “Investors” by selecting the heading “SEC Filings.” We make these documents available on our website as soon as reasonably practicable after we electronically file them with or furnish them to the U.S. Securities and Exchange Commission, which we refer to as the SEC. The information disclosed on our website is not incorporated herein and does not form a part of this annual report on Form 10-K.

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

Risks Related to the Proposed Acquisition of Foster Wheeler by AMEC plc

Failure to complete the proposed Offer and subsequent acquisition of Foster Wheeler by AMEC could materially and adversely affect our stock price and our ability to secure new contract awards, which in turn, would affect our future revenues, results of operations and cash flows.

On February 13, 2014, we entered into the Implementation Agreement with AMEC. The Implementation Agreement provides that, subject to its terms and conditions, AMEC will commence the Offer to acquire all of the issued and to be issued registered shares, par value CHF 3.00, of Foster Wheeler AG, and, following completion of the Offer, provided AMEC has directly or indirectly acquired or controls, and is able to exercise voting rights in respect of, at least 90% of the issued Foster Wheeler AG voting rights, AMEC will cause Foster Wheeler AG to be merged into a wholly-owned Swiss subsidiary of AMEC in accordance with Swiss law, whereby the shareholders who have not tendered their FW shares under the Offer will not be offered shares of the wholly-owned Swiss subsidiary of AMEC but other consideration.

Consummation of the Offer is subject to various closing conditions, including antitrust approvals and the tender in the Offer of at least 80% of the total number of outstanding registered shares, of Foster Wheeler AG. We cannot assure you that these conditions will be satisfied or waived, that the necessary approvals will be obtained, or the Offer will be successfully completed as contemplated under the Implementation Agreement or at all.

If for any reason the proposed Offer is not consummated:

•	our investors will not receive cash or equity from AMEC, and our stock price could decline;

•	under some circumstances, we may have to pay a termination fee to AMEC of £32,500; and

•	our costs and expenses related to the transaction (including legal, accounting and certain financial advisory fees and expenses) will be required to be paid even if the transaction is not consummated.

In addition, the pending Offer and acquisition could adversely affect our operations because:

•	the attention of our management and our employees may be diverted from day-to-day operations as they focus on the requirements of the Offer;

•	our prospective clients may decline or delay entering into new agreements or purchasing our services as a result of the announcement of the Offer, which could cause our future revenues to materially decline or any anticipated increases in revenues to be lower than expected, ultimately impacting our results of operations and cash flows;

•	our ability to attract new employees and retain our existing employees may be harmed by uncertainties associated with the Offer, and we may be required to incur substantial costs to recruit replacements for lost personnel; and

•	shareholder lawsuits could be filed against us challenging the Offer. If this occurs, even if the lawsuits are groundless and we ultimately prevail, we may incur substantial legal fees and expenses defending these lawsuits, and the Offer could be prevented or delayed.

The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our share price.

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

Some of our contracts are fixed-price contracts and other shared-risk contracts, both of which are inherently risky because we agree to the selling price of the project based on estimates at the time we enter into a contract. The selling price is based on estimates of the ultimate cost of the contract and we assume substantially all of the risks associated with completing the project, as well as the post-completion warranty obligations. Certain of these contracts are lump-sum turnkey projects where we are responsible for all aspects of the work from engineering through construction, as well as commissioning, all for a fixed selling price. We may be subject to penalties if portions of the long-term fixed-price projects are not completed in accordance with agreed-upon time limits. Therefore, significant losses can result from performing large, long-term projects on a fixed-price or lump-sum basis. These losses may be material, including in some cases up to or exceeding the full contract value in certain events of non-performance and/or delay, and could negatively impact our business, financial condition, results of operations and cash flows. As of December 31, 2013, our backlog included $29,500 attributable to lump-sum turnkey contracts and $1,066,500 attributable to other fixed-price contracts, which represented 1% and 27%, respectively, of our total backlog. We may increase the size and number of fixed-price or lump-sum turnkey contracts, sometimes in countries where or with clients with whom we have limited previous experience.

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

Our projects generally involve complex design and engineering, significant procurement of equipment and supplies and construction management. We may encounter difficulties in the design or engineering, equipment and supply delivery, schedule changes and other factors, some of which are beyond our control, that affect our ability to complete the project in accordance with the original delivery schedule or to meet the contractual performance obligations. In addition, we generally rely on third-party partners, equipment manufacturers and subcontractors to assist us with the completion of our contracts. As such, claims involving project owners, suppliers and subcontractors may be brought against us and by us in connection with our project contracts. Claims brought against us may include back charges for alleged defective or incomplete work, breaches of warranty and/or late completion of the project work and claims for cancelled projects. The claims and back charges can involve actual damages, as well as contractually agreed upon liquidated sums. Claims brought by us against project owners may include claims for additional costs incurred in excess of current contract provisions arising out of project delays and changes in the previously agreed scope of work. Claims between us and our suppliers, subcontractors and vendors may include claims like any of those described above. These project claims, if not resolved through negotiation, are often subject to lengthy and expensive litigation or arbitration proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. Charges associated with claims could materially adversely affect our business, financial condition, results of operations and cash flows. For further information on project claims, please refer to Note 16, “Litigation and Uncertainties,” to the consolidated financial statements included in this annual report on Form 10-K.

Projects included in our backlog may be delayed or cancelled, which could materially adversely affect our business, financial condition, results of operations and cash flows. Additionally, due to the above, and since a significant portion of our backlog is denominated in currencies other than the U.S. dollar, our backlog may not be a reliable indicator of the U.S. dollar value of our future operating revenues or earnings.

The U.S. dollar amount of backlog does not necessarily indicate future operating revenues or earnings related to the performance of that work. Backlog refers to expected future revenues under signed contracts and legally binding letters of intent that we have determined are likely to be performed. Backlog represents only business that is considered firm, although cancellations or scope adjustments may and do occur. Because of changes in project scope and schedule, we cannot predict with certainty when or if backlog will be performed or the associated revenue will be recognized. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us. Material delays, cancellations or payment defaults could materially adversely affect our business, financial condition, results of operations and cash flows.

Based on the factors described above, as well as fluctuations in currency exchange rates, the U.S. dollar value of our backlog may from time to time increase or decrease, and as a result, our backlog may not be a reliable indicator of the U.S. dollar value of our future operating revenues or earnings.

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

Both of our business groups have been impacted by unfavorable economic growth rates in most of their respective global markets in recent years. Additionally, there is potential downside risk to continued unfavorable global economic growth rates driven primarily by continued sovereign debt and bank funding pressures, the speed and effectiveness of the implementation of government macroeconomic policies in a number of key advanced and emerging economies, slower growth than anticipated in emerging economies, most significantly The People’s Republic of China, and civil unrest. If any of these risks materialize, the ability of both of our business groups to book work could be negatively impacted, which could have a material negative impact on our business as a whole.

Global markets in the engineering and construction industry have experienced intense competition among engineering and construction contractors and pricing pressure for contracts awarded. Clients’ bidding and contract award processes continue to be protracted, particularly for projects sponsored by national oil companies. Some clients have been releasing, and we expect will continue to release, tranches of work on a piecemeal basis. These factors may continue in the future and could have a material negative impact on our business.

Our Global Power Group has been impacted by unfavorable economic growth rates in most of its markets during 2013. As a result, the demand for the products and services of our Global Power Group was negatively impacted by an increased level of timing delays related to project award dates. Additionally, a number of other constraining market factors continue to impact the markets in the power generation industry that our Global Power Group serves. Political and environmental sensitivity regarding coal-fired steam generators continues to cause prospective projects utilizing coal as their primary fuel to be postponed or cancelled as clients experience difficulty in obtaining the required environmental permits or decide to wait for additional clarity regarding governmental regulations. The sensitivity has been especially pronounced in the U.S. and Western Europe due to the concern that coal-fired steam generators, relative to alternative fuel sources, contribute more toward global warming through the discharge of greenhouse gas emissions into the atmosphere. The outlook for continued lower natural gas pricing over the next three to five years in North America, driven by increasing supply of natural gas, has increased the attractiveness of natural gas, in relation to coal, for the generation of electricity. These factors may continue in the future.

Our results of operations and cash flows depend on new contract awards, and the selection process and timing for performing these contracts are not entirely within our control.

A substantial portion of our operating revenues are derived from new contract awards of projects. It is difficult to predict whether and when we will receive such awards due to the lengthy and complex bidding and selection process, which is affected by a number of factors, such as market conditions, financing arrangements, governmental approvals and environmental matters. We often compete with other general and specialty contractors, including large multinational contractors and small local contractors in the global markets in which we operate. The strong competition in our markets requires us to maintain skilled personnel and invest in technology, and also puts pressure on our profit margins. Because of this, we could be prevented from obtaining contracts for which we have bid due to price, greater perceived financial strength and resources of our competitors and/or perceived technology advantages. Alternatively, we may have to agree to lower prices and margins for contracts that we win or we may lose a bid or decide not to pursue a contract if the profit margins are below our minimum acceptable margins based on our risk assessment of the project conditions.

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

In addition, our performance is greatly impacted by our ability to effectively utilize our workforce. We maintain our workforce based on our current and anticipated projects, including expected new contract awards. If we do not receive new contract awards or if awards are delayed, or if our projects experience changes from estimates related to unanticipated scheduling delays or experience modifications regarding the scope of work to be performed, we may incur significant costs if we cannot reallocate staffing in a timely manner or terminate the employment of excess staffing.

Our failure to attract and retain key officers, qualified personnel, joint venture partners, advisors and subcontractors could materially adversely affect our business, financial condition, results of operations and cash flows.

Our ability to attract and retain key officers, qualified engineers and other professional personnel, as well as joint venture partners, advisors and subcontractors, will be an important factor in determining our future success. The market for key officers and qualified personnel is competitive and we may not be successful in efforts to attract and retain these individuals. Failure to attract or retain these key officers, professionals, joint venture partners, advisors and subcontractors could materially adversely affect our business, financial condition, results of operations and cash flows.

Our worldwide operations involve risks that may limit or disrupt operations, limit repatriation of cash, increase taxation or otherwise materially adversely affect our business, financial condition, results of operations and cash flows.

We have worldwide operations, including project site locations, that are conducted through our subsidiaries, as well as through agreements with joint venture partners. Our subsidiaries have operations located in Asia, Australia, Europe, the Middle East, North America, South Africa and South America and execute projects from their office locations, as well as at project site locations. Additionally, we purchase materials and equipment on a worldwide basis and are heavily dependent on unrelated third-party sources for these materials and equipment. Our worldwide operations and our execution of projects are subject to risks that could materially adversely affect our business, financial condition, results of operations and cash flows, including:

•	uncertain political, legal and economic environments;

•	potential incompatibility with joint venture partners;

•	foreign currency controls and fluctuations;

•	energy prices and availability;

•	war and civil disturbances;

•	terrorist attacks;

•	natural disasters and/or adverse weather conditions;

•	the imposition of additional governmental controls and regulations;

•	labor problems and safety practices; and

•	interruptions to shipping lanes or other methods of transit.

Because of these risks, our worldwide operations and our execution of projects may be limited, or disrupted; our contractual rights may not be enforced fully or at all; our taxation may be increased; and/or we may be limited in repatriating earnings. These potential events and liabilities could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Many of the countries in which we transact business have laws that restrict the offer or payment of anything of value to government officials or other persons with the intent of gaining business or favorable government action. We are subject to these laws in addition to being governed by the U.S. Foreign Corrupt Practices Act restricting these types of activities. In addition to prohibiting certain bribery-related activity with government officials and other persons, these laws establish recordkeeping obligations. Our policies mandate compliance with these anti-bribery laws and we have procedures and controls in place to monitor internal and external compliance. However, any failure by us, our subcontractors, agents or others who work for us or on our behalf to comply with these legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties. The failure to comply with these legal and regulatory obligations could also disrupt our business activities.

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

Our operations are subject to laws and regulations governing the generation, management and use of regulated materials, the discharge of materials into the environment, the remediation of environmental contamination, or otherwise relating to environmental protection. Both our Global E&C Group and our Global Power Group make use of and produce as waste or byproducts substances that are considered to be hazardous under these environmental laws and regulations. We may be subject to liabilities for environmental contamination as an owner or operator (or former owner or operator) of a facility or as a generator of hazardous substances without regard to negligence or fault, and we may be subject to additional liabilities if we do not comply with applicable laws regulating such hazardous substances, and, in either case, such liabilities can be substantial. These laws and regulations could expose us to liability arising out of the conduct of current and past operations or conditions, including those associated with formerly owned or operated properties caused by us or others, or for acts by us or others which were in compliance with all applicable laws at the time the acts were performed. In some cases, we have contractual indemnification obligations for environmental liabilities associated with some formerly owned properties. The ongoing costs of complying with existing environmental laws and regulations could be substantial. Additionally, we may be subject to claims alleging personal injury, property damage or natural resource damages as a result of alleged exposure to or contamination by hazardous substances. Changes in the environmental laws and regulations, remediation obligations, enforcement actions, stricter interpretations of existing requirements, future discovery of contamination or claims for damages to persons, property, natural resources or the environment could result in material costs and liabilities that we currently do not anticipate, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

Our business may be materially adversely impacted by regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future.

Greenhouse gases that result from human activities, including burning of fossil fuels, have been the focus of increased scientific and political scrutiny and are being subjected to various legal requirements. International agreements, national laws, state laws and various regulatory schemes that limit or otherwise regulate emissions measuring and control of greenhouse gases are under consideration by different governmental entities. We derive a significant amount of revenues and contract profits from engineering and construction services provided to clients who own and/or operate a wide range of process plants and from the supply of our manufactured equipment to clients who own and/or operate electric power generating plants. Additionally, we own or partially own plants that generate electricity or steam from burning natural gas or various types of solid fuels. These plants emit greenhouse gases as part of the process to generate electricity, refined products or other products. Compliance with future greenhouse gas regulations may prove costly or difficult. It is possible that owners and operators of existing or future process plants and electric generating plants could be subject to new or revised environmental regulations that result in increasing the cost of emitting such gases or requiring emissions allowances. The costs of controlling such emissions or obtaining required emissions allowances could be significant. It also is possible that necessary controls or allowances may not be available. Such regulations could negatively impact client investments in capital projects in our markets, which could negatively impact the market for our manufactured products and certain of our services, and also could negatively affect the operations and profitability of our own electric power plants. Further, the increased cost of producing refined products which meet changing product specifications designed to reduce greenhouse gas and other emissions may also adversely impact client investments in refineries. These factors could materially adversely affect our business, financial condition, results of operations and cash flows.

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

The efficient operation of our business is dependent on our information and communication systems and our use of our internal data and our clients’ data, including electronic and hardcopy data formats. Information and communication systems by their nature are susceptible to internal and external security breaches, including computer hacker and cyber terrorist breaches, employee willful breaches and employees succumbing to criminal scamming from external sources, and can fail or become unavailable for a significant period of time. Additionally, if our data security controls fail, we are at risk of intentionally or unintentionally disclosing our or our clients’ data, including trade secrets and intellectual property. This could lead to the violation of client confidentiality agreements and loss of critical data. While we have implemented internal controls for information and communication systems and data security, there can be no assurance that the unavailability of the information and communication systems, the failure of these systems to perform as anticipated for any reason or any significant breach of system or data security may not occur which could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer.

Risks Related to Our Liquidity and Capital Resources

We require cash repatriations from our subsidiaries to meet our cash needs related to our asbestos-related and other liabilities, corporate overhead expenses, potential dividend payments and share repurchases. Our ability to repatriate funds from our subsidiaries is limited by a number of factors.

We are dependent on cash repatriations from our subsidiaries to cover payments and expenses of our parent holding company in Switzerland, to cover cash needs related to our asbestos-related liability and other overhead expenses in the U.S. and, at our discretion, specific liquidity needs, such as funding acquisitions, potential dividend payments and our share repurchase program. There can be no assurance that our forecasted cash repatriations will occur as our subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, to comply with covenants and for other general corporate purposes. The repatriation of funds may also subject those funds to taxation in some jurisdictions. The inability to repatriate cash could negatively impact our business, financial condition, results of operations and cash flows.

Certain of our various debt agreements impose financial covenants, which may prevent us from capitalizing on business opportunities, which could negatively impact our business.

Certain of our debt agreements, including our senior unsecured credit agreement, impose financial covenants on us. These covenants limit our ability to incur indebtedness, pay dividends or make other distributions, make investments and acquisitions, and sell assets. The covenants of our senior unsecured credit agreement do not limit our ability to pay the proposed dividend of $0.40 per share (See Item 1, “Business—Proposed Dividend”). However, these limitations may restrict our ability to pursue business opportunities, which could negatively impact our business.

We may have significant working capital requirements, which if unfunded could negatively impact our business, financial condition and cash flows.

In some cases, we may require significant amounts of working capital to finance the purchase of materials and/or the performance of engineering, construction and other work on certain of our projects before we receive payment from our customers. In some cases, we are contractually obligated to our customers to fund working capital on our projects. Also, failure to obtain timely payment from our customers, as a result of project claims, our clients’ liquidity shortfall and/or our clients’ inability to secure project financing due to the deterioration of their creditworthiness, could result in significant periodic fluctuations in our working capital requirements. Increases in working capital requirements could negatively impact our business, financial condition and cash flows.

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

Further significant deterioration of the current global economic and credit market environment could challenge our efforts to maintain our well-diversified asset allocation with creditworthy financial institutions.

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

We have completed and are exploring possible acquisitions within the engineering and construction industry to strategically complement or expand on our technical capabilities or access to new market segments. We also have completed and may explore possible acquisitions within the power industry to complement our product offerings. The acquisition of companies and assets in the engineering and construction and power industries is subject to substantial risks, including the failure to identify material problems during due diligence, the risk of over-paying for assets and the inability to arrange financing for an acquisition as may be required or desired. Further, the identification, negotiation, integration and consolidation of acquisitions require substantial human, financial and other resources including management time and attention, and ultimately, our acquisitions may not be successfully completed or integrated and/or our resources may be diverted. Also, although we often obtain indemnification rights from the sellers of acquired businesses, such rights may be difficult to enforce should the indemnitors experience a deterioration in their financial condition and no longer have the ability to financially support the indemnity. Additionally, in order to fund targeted acquisitions or other activities, we may issue additional equity securities, which would have the effect of diluting our earnings per share and existing shareholders’ percentage ownership. There can be no assurances that we will consummate any such future acquisitions, that any acquisitions we make will perform as expected or that the returns from such acquisitions will support the investment paid to acquire them or the capital expenditures needed to develop them.

Risks Related to Asbestos Claims

The number and cost of our current and future asbestos claims in the United States could be substantially higher than we have estimated and the timing of payment of claims could be sooner than we have estimated, which could materially adversely affect our business, financial condition, results of operations and cash flows.

Some of our subsidiaries are named as defendants in numerous lawsuits and out-of-court administrative claims pending in the United States in which the plaintiffs claim damages for alleged bodily injury or death arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. We expect these subsidiaries to be named as defendants in similar suits and that new claims will be filed in the future. For purposes of our financial statements, we have estimated the indemnity and defense costs to be incurred in resolving pending and forecasted U.S. claims through 2028. Although we believe our estimates are reasonable, the actual number of future claims brought against us and the cost of resolving these claims could be substantially higher than our estimates. Some of the factors that may result in the costs of asbestos claims being higher than our current estimates include:

•	an increase in the rate at which new claims are filed;

•	an increase in the number of new claimants;

•	changes in the mix of diseases alleged to be suffered by the claimants, such as type of cancer, asbestosis or other illness;

•	increases in legal fees or other defense costs associated with asbestos claims;

•	increases in indemnity payments;

•	decreases in the proportion of claims dismissed with zero indemnity payments;

•	indemnity payments being required to be made sooner than expected;

•	bankruptcies of other asbestos defendants, causing a reduction in the number of available solvent defendants and thereby increasing the number of claims and the size of demands against our subsidiaries;

•	adverse jury verdicts requiring us to pay damages in amounts greater than we expect to pay in settlements;

•	changes in legislative or judicial standards that make successful defense of claims against our subsidiaries more difficult; or

•	enactment of federal legislation requiring us to contribute amounts to a national settlement trust in excess of our expected net liability, after insurance, in the tort system.

The total liability recorded on our consolidated balance sheet as of December 31, 2013 is based on estimated indemnity and defense costs expected to be incurred through 2028. We believe that it is likely that there will be new claims filed after 2028, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after 2028. Our forecast contemplates that the number of new claims requiring indemnity will decline from year to year. If future claims fail to decline as we expect, our aggregate liability for asbestos claims will be higher than estimated.

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

The actual number of future claims, the mix of disease types and the amounts of indemnity and defense costs may compare unfavorably to our current estimates. We update our forecasts at least annually to take into consideration recent claims experience and other developments, such as legislation and litigation outcomes, that may affect our estimates of future asbestos-related costs. The announcement of increases to asbestos liabilities as a result of revised forecasts, adverse jury verdicts or other negative developments involving asbestos litigation or insurance recoveries may cause the value or trading prices of our securities to decrease significantly. These negative developments could also negatively impact our liquidity, cause us to default under covenants in our indebtedness, cause our credit ratings to be downgraded, restrict our access to capital markets or otherwise materially adversely affect our business, financial condition, results of operations and cash flows.

The failure by our U.S. subsidiaries to obtain current and future asbestos-related insurance recoveries could materially adversely affect our business, financial condition, results of operations and cash flows.

The asbestos-related asset recorded on our consolidated balance sheet as of December 31, 2013 represents our best estimate of insurance recoveries from settled and expected future insurance recoveries relating to our U.S. liability for pending and estimated future asbestos claims through 2028.

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

Some of our subsidiaries in the United Kingdom have received claims alleging personal injury arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. We expect these subsidiaries to be named as defendants in additional suits and claims brought in the future. To date, insurance policies have provided coverage for substantially all of the costs incurred in connection with resolving asbestos claims in the United Kingdom. In our consolidated balance sheet as of December 31, 2013, the total of our U.K. asbestos-related insurance recovery assets substantially covers the total of our U.K. asbestos-related liabilities, which are comprised of an estimated liability relating to open (outstanding) claims and an estimated liability relating to future unasserted claims through 2028. Our ability to continue to recover under these insurance policies is dependent upon, among other things, the timing and amount of asbestos claims that may be made in the future, the financial solvency of our insurers and the amounts that may be paid to resolve the claims. These factors could significantly limit our insurance recoveries, which could materially adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Our Financial Reporting and Corporate Governance

Our use of the percentage-of-completion accounting method could result in a reduction or elimination of previously reported profits.

A substantial portion of our operating revenues, cost of operating revenues and contract profit are recognized using the percentage-of-completion method of accounting. Under this method of accounting, the earnings or losses recognized on individual contracts during a reporting period are based on estimates of the percentage of project completion along with contract revenues, costs and profitability. Revisions to estimated revenues and estimated costs can and do result in changes to previously reported revenues, costs and profits. For further information on our revenue recognition methodology, please refer to Note 1, “Summary of Significant Accounting Policies—Revenue Recognition on Long-Term Contracts,” to the consolidated financial statements included in this annual report on Form 10-K.

An impairment of all or part of our goodwill and/or our intangible assets or an impairment of our equity interest investments could materially adversely impact our results of operations and shareholders’ equity.

As of December 31, 2013, we had goodwill of $169,800, other intangible assets, net of $113,500 and equity interest investments of $180,300 on our consolidated balance sheet. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Presently, goodwill exists in five of our reporting units – one within our Global Power Group business segment and four within our Global E&C Group business segment. In the fourth quarter of each year, we evaluate goodwill at each reporting unit based on assumptions used to estimate the fair value of our reporting units and assess recoverability, and impairments, if any, which are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. Intangible assets with determinable useful lives are amortized over their respective estimated useful lives and reviewed for impairment together with other tangible long-lived assets whenever events or circumstances indicate that an impairment may exist. Additionally, the return on our equity interest investments is dependent on the financial results of these projects. As a result, we could recognize losses or an impairment on our equity interest investments based on the financial results of these projects. An impairment of all or a significant part of our goodwill, intangible assets and/or equity interest investments could materially adversely impact our results of operations and shareholders’ equity.

Registered holders who acquired our shares after our redomestication to Switzerland must apply for enrollment in our share register as shareholders with voting rights in order to have voting rights; we may deny such registration under certain circumstances.

To be able to exercise voting rights, registered holders of our shares who acquired our shares after our redomestication to Switzerland in 2009 must apply to us for enrollment in our share register as shareholders with voting rights. Our board of directors may refuse to register holders of shares as shareholders with voting rights based on certain grounds. In particular, under our articles of association, no shareholder will be registered with voting rights for 10% or more of our share capital as recorded in the commercial register unless determined otherwise by our board of directors, subject to exceptions for Cede & Co. and other nominees of clearing organizations. One condition to the Offer is that our shareholders agree to remove this 10% voting limitation (See Item 1, “Business—Pending Exchange Offer and Our Acquisition by AMEC plc”.) Only shareholders that are registered as shareholders with voting rights on the relevant record date are permitted to participate in and vote at a general shareholders’ meeting. Registered holders who received our shares as a result of our redomestication to Switzerland were registered as shareholders with voting rights and shareholders who hold in “street name” will be entitled to participate in and vote at a general shareholders’ meeting through Cede & Co.

There are provisions in our articles of association that may reduce the voting rights of our registered shares.

Our articles of association provide that shareholders have one vote for each registered share held by them and, provided they are registered in our share register, are entitled to vote at all meetings of shareholders. However, our articles of association provide that shareholders whose “controlled shares” (as defined in the articles of association) represent 10% or more of our total voting shares are limited to voting one vote less than 10% of the total voting rights of our share capital as registered with the commercial register. This provision is intended to prevent the possibility of our company becoming a controlled foreign corporation for U.S. federal income tax purposes, which could have certain adverse U.S. federal income tax consequences to U.S. persons who own (directly, indirectly or under applicable constructive ownership rules) 10% or more of our voting shares. It may also have an anti-takeover effect by making it more difficult for a third party to acquire us without the consent of our board of directors. Under our articles of association, our board of directors has the authority to interpret and grant exceptions to this provision. One condition to the Offer is that our shareholders agree to remove this 10% voting limitation (See Item 1, “Business—Pending Exchange Offer and Our Acquisition by AMEC plc”.)

Recent Swiss legislation strengthens shareholders’ rights in a manner that may negatively impact our ability to attract and retain members of our board of directors and executive management.

In March 2013, Swiss voters passed an initiative to amend the Swiss constitution. The constitutional amendment must be implemented by a say-on-pay bill, which must be drafted and passed by the Swiss parliament. Until that time, the Swiss Federal Council has enacted a transitional implementation ordinance, so that the new constitutional principles became effective as of January 1, 2014. Among other things, the initiative strengthened shareholders’ rights and increased shareholder influence on the compensation for members of the board of directors and executive management of Swiss corporations which are listed on Swiss or other stock exchanges, including stock exchanges in the U.S. In particular, the initiative and the implementation ordinance:

•	require that shareholders of such companies vote annually to approve, with binding effect, the aggregate amount of variable and fixed compensation paid to our directors and members of the executive management and that our articles of association, which must be approved by our shareholders, must contain certain provisions addressing the structure and timing of the shareholders’ annual vote on compensation and particular compensation (including equity and similar awards) of our directors and members of the executive management, and

•	prohibits certain other payments to our directors and members of the executive management (as described below).

The initiative also provides for penal sanctions in case of breach of certain of its principles.

The implementation ordinance provides for certain transitional periods. The implementation ordinance requires our shareholders to annually approve, beginning in 2015, the compensation to our directors and members of our executive management.

Further, our articles of association must also contain, in addition to the provisions noted above, provisions regarding:

•	the term of employment or other agreements with our directors and members of our executive management;

•	the maximum number of positions directors or members of our executive management may hold with other companies outside the Foster Wheeler consolidated group; and

•	performance-related compensation as well as granting of equity awards, options and similar rights to our directors and members of our executive management in order for such compensation or awards to be permissible.

The addition of these provisions to our articles of association, and thus the respective requirements stated in those provisions, will be subject to our shareholders’ approval. Further various types of compensation for our directors and members of executive management will, in certain circumstances subject to a transitional period ending on December 31, 2015, no longer be permissible. This includes in particular termination payments (golden parachutes), compensation paid in advance, and individual payments of premiums for buying or selling companies or parts thereof. Accordingly, employment agreements with members of executive management which are not in line with the foregoing restrictions have to be amended so that they comply with the implementation ordinance as of January 1, 2016 at the latest. Loans, credits, pensions (other than occupational retirement benefits) and performance-related compensation are only permitted if provided for in our articles of association.

The market for experienced and qualified executive talent in our industry is competitive, and our ability to retain such talent is important to our success. The restrictions resulting from the enactment of this Swiss constitutional amendment may—in particular if our shareholders do not approve changes to our articles of association necessary to allow performance-related compensation or the granting of equity awards as described above – negatively impact our ability to compete with non-Swiss companies in order to attract and retain the best people for our board of directors and executive management, which could adversely affect our business, financial condition, results of operations and cash flows.

Our status as a Swiss corporation may limit our flexibility with respect to certain aspects of capital management.

Swiss law allows our shareholders to authorize share capital that can be issued by the board of directors without further shareholder approval. Such authorization is limited to 50 percent of the issued share capital at the time of creation and expires after two years at the latest and must therefore be renewed by our shareholders every two years. Additionally, subject to specified exceptions, including exceptions explicitly described in our articles of association, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares. Swiss law does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions. In the event we need to raise share capital at a time when the trading price of our shares is below the CHF 3.00 (equivalent to U.S. $3.37, based on a foreign exchange rate of CHF 0.8910 to U.S. $1.00 on December 31, 2013) par value of the shares, we will need to obtain the approval of our shareholders to decrease the par value of our issued shares or issue another class of shares with a lower par value. Any reduction in par value would decrease our par value available for future repayment of share capital not subject to Swiss withholding tax. In addition, we will not be able to issue options under our various compensation and benefit plans with an exercise price below the par value, which could limit the flexibility of our compensation arrangements. Swiss law also reserves for approval by shareholders many corporate actions over which a board of directors would have authority in some other jurisdictions. For example, cancellation of treasury shares and dividends, including the dividend described above under Item 1, “Business— Proposed Dividend”, must be approved by shareholders. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

If we elect to declare dividends, we would be required to declare such dividends in Swiss francs and any currency fluctuations between the U.S. dollar and the Swiss franc will affect the dollar value of the dividends we pay.

Under Swiss corporate law, if we elect to declare dividends, including distributions through a reduction in par value, we would be required to declare such dividends in Swiss francs. Dividend payments will be made by our transfer agent in U.S. dollars converted at the applicable exchange rate shortly before the payment date. As a result, shareholders may be exposed to fluctuations in the exchange rate between the date used for purposes of calculating the Swiss franc amount of any proposed dividend or par value reduction and the relevant payment date, which will, in case of dividends distributed by way of a reduction in par value, not be shorter than two months and could be as long as a year. Although we try, to the extent permitted by law, to protect shareholders receiving dividends from such currency fluctuations, we cannot completely limit this risk.

We may not be able to make distributions without subjecting our shareholders to Swiss withholding tax.

If we are not successful in our efforts to make distributions, if any, through a reduction of par value or pay dividends, if any, out of qualifying capital contribution reserves as distributions free of withholding tax, then any dividends paid by us will generally be subject to a Swiss federal withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration, however the withholding tax might be reclaimed to a certain extent by the shareholder based on an applicable double tax convention. A U.S. tax resident shareholder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, which we refer to as the “U.S.-Swiss Treaty,” may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting stock, or for a full refund in the case of qualified pension funds). Capital distribution payments in the form of a par value reduction or payment of a dividend out of qualifying capital contribution reserves are not subject to Swiss withholding tax. We intend to pay a one-time dividend of $0.40 per share (See Item 1, “Business— Proposed Dividend”) from capital contribution reserves qualifying as distributions free of withholding tax. However, there can be no assurance that our shareholders will approve such dividend out of qualifying capital contribution reserves; that we in the future will be able to meet the other legal requirements for a reduction in par value or a dividend out of qualifying capital contribution reserves; or that Swiss withholding rules or corporate law will not be changed in the future. In addition, over the long term, the amount of par value available for us to use for par value reductions will be limited. If we are unable to make a distribution through a reduction in par value or pay a dividend out of qualifying capital contribution reserves or if we are unable to meet the other legal requirements for dividend payment, we may not be able to make distributions without subjecting our shareholders to Swiss withholding taxes on the dividends paid.

We have anti-takeover provisions in our articles of association that, together with certain provisions under Swiss corporate law, may discourage a change of control.

Our articles of association and Swiss law contain provisions that could make it difficult for a third-party to acquire us without the consent of our board of directors. These provisions provide for:

•	Limiting the voting rights of shareholders whose “controlled shares” (as defined in the articles of association) represent 10% or more of our total voting shares to one vote less than 10% of the total voting rights of our share capital as registered with the Swiss commercial register (as described above under “Pending Exchange Offer and Our Acquisition by AMEC plc”, the Offer is subject to, among other things, approval by our shareholders of certain amendments to our articles of association to remove these voting limitations, as well as the limitation that no shareholder can be registered as holder of more than 10% of the FW shares).

•	Under Swiss corporate law, merger and demerger transactions require the affirmative vote of holders of at least 66 2/3% of the shares represented at the applicable shareholders meeting. In addition, under certain circumstances (for example, in the case of so-called “cashout” or “squeezeout” mergers) a merger requires the affirmative vote of the holders of at least 90% of shares.

•	Any shareholder who wishes to propose any business or to nominate a person or persons for election as a director at any annual meeting may only do so if advance notice is given to our Corporate Secretary.

These provisions could make it difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

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

Globally, our facilities provide approximately 4.5 million square feet of space for our operations. The following table provides the location and general use of our materially important owned or leased physical properties by business segment as of December 31, 2013. All or part of the listed properties may be leased or subleased to other affiliates. All properties are in good condition and adequate for their intended use.

Business Segment and Location	Principal Use	Owned/Leased
Corporate and Finance Group
Zug, Switzerland	Registered office	Leased
Hampton, New Jersey	Office	Leased
Reading, United Kingdom	Principal executive offices	Leased
Global Engineering & Construction Group
Alberta, Canada	Office & engineering	Leased
Avellino, Italy(1)	Wind farm towers	Owned & leased
Cary, North Carolina	Office & engineering	Leased
Chennai, India	Office & engineering	Leased
Glasgow, Scotland(2)	Office & engineering	Owned
Gurgaon, India	Office & engineering	Leased
Hampton, New Jersey	Office & engineering	Leased
Houston, Texas	Office & engineering	Leased
Hull, England	Office & engineering	Leased
Istanbul, Turkey	Office & engineering	Leased
Kolkata, India	Office & engineering	Leased
Kuala Lumpur, Malaysia	Office & engineering	Leased
LaPorte, Texas	Office	Leased
Madrid, Spain	Office & engineering	Leased
Mexico City, Mexico	Office & engineering	Leased
Middlesborough, United Kingdom	Office & engineering	Leased
Midrand, South Africa	Office & engineering	Leased
Milan, Italy	Office & engineering	Leased
Monterrey, Mexico	Office & engineering	Leased
Paris, France	Office, engineering & warehouse	Leased
Philadelphia, Pennsylvania	Office & engineering	Leased
Provence, France	Office & engineering	Leased
Reading, United Kingdom	Office, engineering & warehouse	Leased
Santiago, Chile	Office & engineering	Leased
Shanghai, China	Office & engineering	Leased
Singapore	Office & engineering	Leased
South Jordan, Utah	Office & engineering	Leased
Sriracha, Thailand	Office & engineering	Leased
Global Power Group
Espoo, Finland	Office	Leased
Hampton, New Jersey	Office & engineering	Leased
Krefeld, Germany	Manufacturing & office	Leased
Kurikka, Finland	Manufacturing, office & warehouse	Leased
Martinez, California	Cogeneration plant	Owned
McGregor, Texas	Manufacturing & office	Owned
Melbourne, Florida	Office & warehouse	Leased
Norrkoping, Sweden	Manufacturing & office	Leased
Rayong, Thailand	Manufacturing & office	Leased
Shanghai, China	Office & engineering	Leased
Sosnowiec, Poland	Manufacturing, office & engineering	Leased
Talcahuano, Chile	Cogeneration plant-facility site	Leased
Tarragona, Spain	Manufacturing & office	Owned
Varkaus, Finland(3)	Manufacturing & office	Owned & leased
Xinhui, Guangdong, China(4)	Manufacturing, office & warehouse	Owned & leased

(1)	The two towers are owned and the land for two towers is leased.
(2)	Portion of the facility is leased to third parties.
(3)	The manufacturing facility is owned and office facility is leased.
(4)	The manufacturing and office facilities are owned with additional leased warehouse facilities.

ITEM 3.	LEGAL PROCEEDINGS

For information on asbestos claims and other material litigation affecting us, see Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Estimates” and Note 16, “Litigation and Uncertainties,” to our consolidated financial statements included in this annual report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following chart lists the quarterly high and low sales prices of our shares on the NASDAQ Global Select Market during 2013 and 2012.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2013 Share prices:
High	$27.13	$24.89	$26.79	$33.08
Low	$19.35	$19.29	$20.20	$25.59
2012 Share prices:
High	$26.08	$24.49	$24.73	$25.32
Low	$18.97	$15.80	$15.26	$20.88

We had 2,259 shareholders of record, as defined under Regulation S-K Item 201, and 99,058,160 registered shares outstanding as of February 14, 2014.

We have not declared or paid a cash dividend since July 2001.

On February 26, 2014, our Board of Directors proposed a dividend, to be paid from dividend reserves originating from capital contribution reserves, of $0.40 per outstanding share to be paid to the shareholders of record on May 7, 2014, the day of our 2014 Annual General Meeting. The covenants of our senior unsecured credit agreement do not limit our ability to pay this proposed dividend, though the release of certain qualifying capital contributions reserves, the allocation of such amounts to dividend reserves and the dividend payment are subject to shareholder approval at our 2014 Annual General Meeting.

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

The stock performance graph below shows how an initial investment of $100 in our shares would have compared over a five-year period with an equal investment in (1) the S&P 500 Index and (2) an industry peer group index that consists of several peer companies (referred to as the “Peer Group” and the “Old Peer Group”) as defined below. We changed our industry peer group index to remove one company that was included in the Old Peer Group. Accordingly, for the year ended December 31, 2013, we are replacing the Old Peer Group with the Peer Group. The companies included in each of the Old Peer Group and the Peer Group are stated below.

In the preparation of the line graph, we used the following assumptions: (i) $100 was invested in each of our shares, the S&P 500 Index, the Peer Group and the Old Peer Group on December 26, 2008, (ii) dividends, if any, were reinvested, and (iii) the investments in the individual companies within the two peer groups were weighted on the basis of market capitalization.

	December 26,	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2009	2010	2011	2012	2013
Foster Wheeler AG	$100.00	$125.60	$147.27	$81.66	$103.75	$140.79
S&P 500 Index	100.00	130.88	150.59	153.77	178.38	236.15
Peer Group (1)	100.00	124.95	187.59	153.84	172.21	235.52
Old Peer Group (2)	100.00	127.10	186.90	152.72	177.25	236.08

(1)	The following companies comprise the Peer Group: Chicago Bridge & Iron Company N.V., Fluor Corporation, Jacobs Engineering Group Inc., KBR, Inc. and McDermott International, Inc. The Peer Group consists of companies that were chosen by us for benchmarking the performance of our registered shares.
(2)	The following companies comprise the Old Peer Group: Chicago Bridge & Iron Company N.V., Fluor Corporation, Jacobs Engineering Group Inc., KBR, Inc., McDermott International, Inc. and Shaw Group, Inc. (acquired by Chicago Bridge & Iron Company N.V. on February 13, 2013). The Old Peer Group consists of companies that were chosen by us for benchmarking the performance of our registered shares. Shaw Group, Inc. is not included in the Old Peer Group for the year ended December 31, 2013 as Shaw Group, Inc. was acquired by another company on February 13, 2013. The Old Peer Group consists of companies that were compiled by us in 2007 for benchmarking the performance of our common shares; we have used this peer index since 2007 until adopting the Peer Group noted above.

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

The following table provides information with respect to purchases under our share repurchase program during the fourth quarter of 2013.

Fiscal Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 through October 31, 2013	—	$—	—	$—
November 1, 2013 through November 30, 2013	—	—	—	—
December 1, 2013 through December 31, 2013	—	—	—	—

Total	—	$—	—	$270,054

(1)	No shares were repurchased pursuant to our share repurchase program during the fourth quarter of 2013. As of December 31, 2013, we were authorized to spend up to an additional $270,054 to repurchase our outstanding shares. The repurchase program has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase program.
(2)	As of December 31, 2013, an aggregate of 50,502,778 shares were repurchased for a total of $1,234,344 since the inception of the repurchase program announced on September 12, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

FOSTER WHEELER AG

COMPARATIVE FINANCIAL STATISTICS

(amounts in thousands of dollars, except share data and per share amounts)

	2013	2012	2011	2010	2009
Statement of Operations Data:
Operating revenues	$3,306,450	$3,391,394	$4,458,108	$4,047,242	$5,034,033
Income from continuing operations before income taxes(1)	153,008	225,356	233,913	280,397	442,293
Provision for income taxes	52,166	62,267	58,514	65,836	89,272
Income from continuing operations	100,842	163,089	175,399	214,561	353,021
Net income attributable to noncontrolling interests	3,940	13,874	14,345	15,302	11,202

Income from continuing operations attributable to Foster Wheeler AG	$96,902	$149,215	$161,054	$199,259	$341,819

Earnings per share from continuing operations:
Basic	$0.97	$1.39	$1.34	$1.58	$2.70
Diluted	$0.96	$1.39	$1.34	$1.57	$2.69
Shares outstanding:
Basic weighted-average number of shares outstanding	100,301,834	107,054,284	120,085,704	126,032,130	126,541,962
Effect of dilutive securities	1,084,839	259,255	418,779	544,725	632,649

Diluted weighted-average number of shares outstanding	101,386,673	107,313,539	120,504,483	126,576,855	127,174,611

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Balance Sheet Data:
Current assets	$1,583,741	$1,613,542	$1,523,187	$1,994,500	$1,941,555
Current liabilities	1,207,958	1,176,187	1,090,984	1,210,674	1,282,004
Working capital	375,783	437,355	432,203	783,826	659,551
Land, buildings and equipment, net	279,981	285,402	277,421	294,477	325,749
Total assets	2,740,272	2,733,924	2,613,880	3,060,477	3,187,738
Long-term debt (including current installments)	126,232	137,706	149,111	164,570	190,574
Total temporary equity	15,664	8,594	4,993	4,935	2,570
Total Foster Wheeler AG shareholders’ equity	750,099	713,990	687,747	967,693	831,517
Other Data:
Backlog, measured in terms of future revenues, end of year(2)	$4,004,600	$3,648,000	$3,626,100	$3,979,500	$4,112,800
New orders, measured in terms of future revenues(2)	3,855,500	3,449,500	4,285,800	4,105,800	3,481,700

(1)	Income from continuing operations before income taxes includes the following:

	2013	2012	2011	2010	2009
Net asbestos-related provision	$30,200	$30,500	$9,900	$5,400	$26,400
Curtailment gain on closure of the U.K. pension plan	—	—	—	20,100	—
Charges for severance-related postemployment benefits	22,300	6,200	2,700	10,800	12,400
Charge for equity interest investment impairment in our Global E&C Group(3)	22,400	—	—	—	—

(2)	The backlog and new orders include amounts for discontinued operations for periods prior to 2013, which were insignificant based on our consolidated balances.
(3)	Impairment charge related to our equity interest investment in a waste-to-energy project in Italy. Please refer to Note 5 to the consolidated financial statements included in this annual report on Form 10-K for further information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Safe Harbor Statement

This management’s discussion and analysis of financial condition and results of operations, other sections of this annual report on Form 10-K and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler AG and the various industries within which we operate. These include statements regarding our expectations about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims, and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described in Item 1A, “Risk Factors” and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

•	the timing and success of the proposed offer and acquisition of us by AMEC plc,

•	the risk that our business will be adversely impacted during the pending proposed offer and acquisition of us by AMEC plc,

•	benefits, effects or results of our redomestication to Switzerland;

•	deterioration in global economic conditions;

•	changes in investment by the oil and gas, oil refining, chemical/petrochemical and power generation industries;

•	changes in the financial condition of our customers;

•	changes in regulatory environments;

•	changes in project design or schedules;

•	contract cancellations;

•	changes in our estimates of costs to complete projects;

•	changes in trade, monetary and fiscal policies worldwide;

•	compliance with laws and regulations relating to our global operations;

•	currency fluctuations;

•	war, terrorist attacks, natural disasters and/or adverse weather conditions affecting facilities either owned by us or where equipment or services are or may be provided by us;

•	interruptions to shipping lanes or other methods of transit;

•	outcomes of pending and future litigation, including litigation regarding our liability for damages and insurance coverage for asbestos exposure;

•	protection and validity of our patents and other intellectual property rights;

•	increasing global competition;

•	compliance with our debt covenants;

•	recoverability of claims against our customers and others by us and claims by third parties against us; and

•	changes in estimates used in our critical accounting policies.

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

In addition, this management’s discussion and analysis of financial condition and results of operations contains several statements regarding current and future general global economic conditions. These statements are based on our compilation of economic data and analyses from a variety of external sources. While we believe these statements to be reasonably accurate, global economic conditions are difficult to analyze and predict and are subject to significant uncertainty and as a result, these statements may prove to be wrong. The challenges and drivers for each of our business segments are discussed in more detail in the section entitled “—Results of Operations-Continuing Operations-Business Segments,” within this Item 7.

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

We have been exploring, and intend to continue to explore, acquisitions within the engineering and construction industry to strategically complement or expand on our Global E&C Group’s technical capabilities or access to new market segments. During the second quarter of 2013, we acquired an upstream consultancy business located in the United Kingdom that specializes in field development and project decision support, focused on the evaluation and implementation of oil and gas field developments covering greenfield and brownfield assets. Also during the second quarter of 2013, we acquired an engineering and project management business located in Mexico with experience in both offshore and onshore upstream oil and gas, downstream oil and gas and power projects. Additionally, during the first quarter of 2013, we acquired a U.S.-based business that specializes in the management of construction and commissioning of pharmaceutical and biotech facilities and which also has the capabilities to manage the engineering, procurement and construction of such facilities. In addition, in the fourth quarter of 2012, we acquired all of the outstanding shares of a privately held multi-discipline full service engineering, procurement, and construction management business located in North America. The results of operations of these acquired businesses have been included in our Global E&C Group. We are also exploring acquisitions within the power generation industry to complement the products which our Global Power Group offers. There is no assurance that we will consummate any acquisitions in the future. Please refer to Note 2 to the consolidated financial statements in this annual report on Form 10-K for further information regarding our acquisition activities in 2013, 2012 and 2011.

The above acquisitions have been included in our consolidated financial results as of their respective acquisition dates. Throughout this Item 7, where period-to-period financial results have been impacted by these acquisitions, particularly our acquisitions in the fourth quarter of 2012 and the first quarter of 2013, we have referred to these acquisitions as “businesses acquired subsequent to the beginning of 2012.”

On April 17, 2013, our Board of Directors approved a plan to sell our waste-to-energy facility in Camden, New Jersey and we completed the sale of the facility in August 2013. The presentation of the financial results and cash flows for all periods presented, and the asset and liability balances of this business for the periods prior to the completion of the sale, have been reclassified on our consolidated statement of operations, consolidated balance sheet and consolidated statement of cash flows under the respective captions related to discontinued operations. These reclassifications have also been made in the notes to our consolidated financial statements and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section. Our Camden facility was formerly included in our Global Power Group business segment.

We completed the sale of our Camden facility in August 2013. Based on the proceeds received and costs of disposal, we recognized a gain of $300 within income/(loss) from discontinued operations before income taxes on the consolidated statement of operations during 2013. Please refer to Note 18 to the consolidated financial statements in this annual report on Form 10-K for further information regarding our discontinued operations.

On February 13, 2014, we entered into an Implementation Agreement (the “Implementation Agreement”) with AMEC plc (“AMEC”) relating to the acquisition of all of the issued and to be issued registered shares, par value CHF 3.00 per share, of Foster Wheeler AG (the “FW shares”) by AMEC. On the terms and subject to the conditions of the Implementation Agreement, AMEC will commence an exchange offer (the “Offer”) to acquire all of the FW shares. Please refer to Note 19 to the consolidated financial statements in this annual report on Form 10-K for further information regarding the AMEC Offer.

On February 26, 2014, our Board of Directors approved a proposal to our shareholders for a one-time dividend of $0.40 per share. Please refer to Note 19 to the consolidated financial statements in this annual report on Form 10-K for further information regarding our proposed dividend.

Summary Financial Results

Continuing Operations

Our summary financial results for 2013, 2012 and 2011 from continuing operations are as follows:

	2013	2012	2011
Operating revenues(1)	$3,306,450	$3,391,394	$4,458,108
Contract profit(1)	559,049	590,043	539,668
Selling, general and administrative expenses(1)	357,682	334,075	309,380
Income attributable to Foster Wheeler AG	$96,902	$149,215	$161,054
Earnings per share:
Basic	$0.97	$1.39	$1.34
Diluted	$0.96	$1.39	$1.34
Cash and cash equivalents (at period end)(2)	$556,190	$582,322	$718,049
Net cash provided by operating activities(2)	$192,405	$92,369	$183,946

(1)	Please refer to the section entitled “—Results of Operations-Continuing Operations” within this Item 7 for further discussion.
(2)	Please refer to the section entitled “—Liquidity and Capital Resources” within this Item 7 for further discussion.

EBITDA, as discussed and defined within the section entitled “—Results of Operations–Continuing Operations-EBITDA” within this Item 7, is used to measure the operating performance of our operating groups and is referred to below in our discussion of income from continuing operations attributable to Foster Wheeler AG.

2013 vs. 2012

Income from continuing operations attributable to Foster Wheeler AG decreased in 2013, compared to 2012. This decrease was primarily the result of the unfavorable pre-tax impact of decreased EBITDA. Our Global Power Group experienced a decrease in EBITDA of $57,500 and our Global E&C Group experienced a decrease in EBITDA of $8,300 in 2013, compared to 2012. The decrease in EBITDA was net of a favorable change in EBITDA from our C&F Group of $10,200, which was mainly driven by decreased SG&A expenses.

2012 vs. 2011

Income from continuing operations attributable to Foster Wheeler AG decreased in 2012, compared to 2011. Our Global Power Group experienced an increase in EBITDA of $26,500 during 2012, compared to 2011, whereas our Global E&C Group experienced a decrease in EBITDA of $18,300 when comparing the same two years. The net increase in EBITDA from our two business groups was offset by a decrease in EBITDA in our C&F Group of $9,700, which included the unfavorable impact of an increased asbestos-related provision of $20,600 in 2012, compared to 2011. Additionally, our results in 2012 were unfavorably impacted by a higher effective tax rate of 29.3%, compared to an effective tax rate of 24.9% in 2011.

Please refer to the section entitled “—Results of Operations-Continuing Operations-Business Segments,” within this Item 7, for further discussion related to EBITDA results for both of our operating groups.

Discontinued Operations

Income from discontinued operations attributable to Foster Wheeler AG was $300 in 2013, an increase of $13,500 compared to 2012. The increase was primarily the net result of the favorable impact resulting from an impairment charge of $11,500 recognized in 2012 and decreased depreciation of $4,800 in 2013, partially offset by an additional impairment charge of $3,900 recognized in 2013. The decrease in depreciation expense was the result of not recognizing depreciation expense on our Camden facility once the business met the accounting criteria as a business held for sale for the period prior to its sale in 2013, as discussed above.

Please refer to Note 18 to the consolidated financial statements in this annual report on Form 10-K for further information regarding our discontinued operations.

New Orders and Backlog of Unfilled Orders

The tables below summarize our new orders and backlog of unfilled orders by period. These tables include amounts from discontinued operations for new orders in all three years and for backlog as of December 31, 2012. The discontinued operations new orders and backlog amounts were insignificant based on our consolidated and business group balances.

	2013	2012	2011
New orders, measured in future revenues:
Global E&C Group*	$3,162,700	$2,860,400	$3,024,900
Global Power Group	692,800	589,100	1,260,900

Total*	$3,855,500	$3,449,500	$4,285,800

*	Amounts for the Global E&C Group include flow-through revenues, as defined in the section entitled —“Results of Operations-Continuing Operations-Operating Revenues” within this Item 7, of $417,200, $462,800, and $1,577,700 for 2013, 2012 and 2011, respectively.

	As of December 31,
	2013	2012
Backlog of unfilled orders, measured in future revenues	$4,004,600	$3,648,000
Backlog, measured in Foster Wheeler scope*	$3,578,400	$2,950,200
Global E&C Group man-hours in backlog (in thousands)	21,400	17,000

*	As defined in the section entitled “--Backlog and New Orders” within this Item 7.

Please refer to the section entitled “—Backlog and New Orders” within this Item 7 for further detail.

Challenges and Drivers

Our primary operating focus continues to be booking quality new business and effectively and efficiently executing our contracts. The global markets in which we operate are largely dependent on overall economic conditions and global or regional economic growth rates and the resultant demand for oil and gas, electric power, petrochemicals, refined products and minerals and metals. Both of our business groups have been impacted by unfavorable economic growth rates in most of their respective global markets in recent years. Additionally, there is potential downside risk to continued unfavorable global economic growth rates driven primarily by continued sovereign debt and bank funding pressures, the speed and effectiveness of the implementation of government macroeconomic policies in a number of key advanced and emerging economies, slower growth than anticipated in emerging economies, most significantly The People’s Republic of China, or China, and civil unrest. If any of these risks materialize, the ability of both of our business groups to book work could be negatively impacted, which could have a material negative impact on our business.

In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and we believe that this long-term demand will continue to stimulate investment by our clients in new, expanded and upgraded facilities. Our clients plan their investments based on long-term time horizons. We believe that global demand for energy, chemicals, minerals and pharmaceuticals will continue to grow over the long-term and that clients will continue to invest in new and upgraded capacity to meet that demand. Global markets in the engineering and construction industry are experiencing intense competition among engineering and construction contractors and pricing pressure for contracts awarded. Clients’ bidding and contract award processes continue to be protracted and some clients have been releasing, and we expect will continue to release, tranches of work on a piecemeal basis. However, we are seeing clients continuing to develop new projects and, after making final investment decisions, moving forward with previously planned projects. This includes a stronger pipeline of projects in North America both in chemicals and natural gas liquefaction, or LNG, due to the availability of cheap gas supply from shale gas. The challenges and drivers for our Global E&C Group are discussed in more detail in the section entitled “—Results of Operations-Continuing Operations-Business Segments-Global E&C Group-Overview of Segment,” within this Item 7.

Global gross domestic product, or GDP, growth is a key driver of demand for power. The slow economic growth in recent years has negatively impacted the demand for our products and services. However, we believe that a gradual upturn in global economic growth will begin as we progress through 2014, which we further believe will improve demand for the products and services of our Global Power Group, compared to recent years. However, a number of constraining market factors continue to impact the markets that we serve. These factors include political and environmental sensitivity regarding coal-fired steam generators in certain geographies and the outlook for continued lower natural gas pricing over the next three to five years in North America, driven by an increasing supply of natural gas, has increased the attractiveness of natural gas, in relation to coal, for the generation of electricity. In addition, the constraints on the global credit market may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. These factors may continue in the future and could have a material negative impact on our business. The challenges and drivers for our Global Power Group are discussed in more detail in the section entitled “—Results of Operations-Continuing Operations-Business Segments-Global Power Group-Overview of Segment,” within this Item 7.

Results of Operations—Continuing Operations

The following sections provide a discussion of our results of operations from our continuing operations.

Operating Revenues

			2013 vs. 2012			2012 vs. 2011
	2013	2012	$ Change	% Change	2011	$ Change	% Change
Global E&C Group	$2,512,587	$2,419,327	$93,260	3.9%	$3,443,079	$(1,023,752)	(29.7)%
Global Power Group	793,863	972,067	(178,204)	(18.3)%	1,015,029	(42,962)	(4.2)%

Total	$3,306,450	$3,391,394	$(84,944)	(2.5)%	$4,458,108	$(1,066,714)	(23.9)%

We operate through two business groups: our Global E&C Group and our Global Power Group. Please refer to the section entitled “—Business Segments,” within this Item 7, for a discussion of the products and services of our business segments.

The composition of our operating revenues varies from period to period based on the portfolio of contracts in execution during any given period. Our operating revenues are further dependent upon the strength of the various geographic markets and industries we serve and our ability to address those markets and industries.

Our operating revenues by geographic region, based upon where our projects are being executed, for 2013, 2012 and 2011, were as follows:

			2013 vs. 2012			2012 vs. 2011
	2013	2012	$ Change	% Change	2011	$ Change	% Change
Africa	$70,008	$83,723	$(13,715)	(16.4)%	$158,599	$(74,876)	(47.2)%
Asia Pacific	839,632	1,060,157	(220,525)	(20.8)%	2,011,021	(950,864)	(47.3)%
Europe	782,788	859,843	(77,055)	(9.0)%	918,197	(58,354)	(6.4)%
Middle East	345,080	249,447	95,633	38.3%	270,934	(21,487)	(7.9)%
North America	922,247	772,688	149,559	19.4%	747,280	25,408	3.4%
South America	346,695	365,536	(18,841)	(5.2)%	352,077	13,459	3.8%

Total	$3,306,450	$3,391,394	$(84,944)	(2.5)%	$4,458,108	$(1,066,714)	(23.9)%

2013 vs. 2012

Our operating revenues decreased in 2013, compared to 2012, primarily as a result of decreased flow-through revenues of $130,000, as described below. Excluding the impact of the change in flow-through revenues and currency impacts, our operating revenues increased 1% in 2013, compared to 2012. The increase in operating revenues, excluding flow-through revenues and currency fluctuations, during 2013 was the result of increased operating revenues in our Global E&C Group, substantially offset by decreased operating revenues in our Global Power Group. The operating revenues increase in our Global E&C Group included the favorable impact in 2013 related to the businesses acquired subsequent to the beginning of 2012.

Flow-through revenues and costs result when we purchase materials, equipment or third-party services on behalf of our customers on a reimbursable basis with no profit on the materials, equipment or third-party services and where we have the overall responsibility as the contractor for the engineering specifications and procurement or procurement services for the materials, equipment or third-party services included in flow-through costs. Flow-through revenues and costs do not impact contract profit or net earnings.

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

Please refer to the section entitled “—Business Segments,” within this Item 7, for further discussion related to operating revenues and our view of the market outlook for both of our operating groups.

Contract Profit

	2013	2012	2011
Amount	$559,049	$590,043	$539,668
$ Change	(30,994)	50,375
% Change	(5.3)%	9.3%

Contract profit is computed as operating revenues less cost of operating revenues. Flow-through amounts are recorded both as operating revenues and cost of operating revenues with no contract profit. Contract profit margins are computed as contract profit divided by operating revenues. Flow-through revenues reduce the contract profit margin as they are included in operating revenues without any corresponding impact on contract profit. As a result, we analyze our contract profit margins excluding the impact of flow-through revenues as we believe that this is a more accurate measure of our operating performance.

2013 vs. 2012

Contract profit decreased during 2013, compared to 2012. The decrease was the net result of decreased contract profit by our Global Power Group, partially offset by increased contract profit by our Global E&C Group. The contract profit increase in our Global E&C Group included the favorable impact in 2013 related to the businesses acquired subsequent to the beginning of 2012.

2012 vs. 2011

Contract profit increased during 2012, compared to 2011. The increase was the result of increased contract profit by both our Global E&C Group and our Global Power Group.

Please refer to the section entitled “—Business Segments,” within this Item 7, for further information related to contract profit and contract profit margins for both of our operating groups.

Selling, General and Administrative (SG&A) Expenses

	2013	2012	2011
Amount	$357,682	$334,075	$309,380
$ Change	23,607	24,695
% Change	7.1%	8.0%

SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.

2013 vs. 2012

SG&A expenses increased in 2013, compared to 2012, primarily as a result of the aggregate impact of the businesses acquired subsequent to the beginning of 2012. The impact of the acquired businesses increased our SG&A expenses by $13,100, much of which was attributable to compensation expense recognized under earnout provisions associated with the acquisitions. The increase in SG&A expenses also included an increase in our charge for severance-related postemployment benefits of $7,300 recognized in 2013 and increased sales pursuit costs of $4,800, partially offset by a charge of $1,900 incurred in 2012 related to our former executive offices in Geneva, Switzerland, as described below. During 2013, our SG&A expenses included severance-related postemployment benefits charges of $5,300 in our Global Power Group, $1,600 in our Global E&C Group and $400 in our C&F Group.

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

Other Income, net

	2013	2012	2011
Amount	$23,424	$37,490	$51,457
$ Change	(14,066)	(13,967)
% Change	(37.5)%	(27.1)%

2013

Other income, net in 2013 consisted primarily of equity earnings of $15,400 generated from our investments, primarily from our ownership interests in build, own and operate projects in Chile and Italy. Our 2013 equity earnings from our Global Power Group’s project in Chile were $27,500, whereas our Global E&C Group’s projects in Italy experienced an equity loss of $12,500, inclusive of the impact of an impairment charge of $22,400 on one of our projects. Please refer to the section entitled “—Business Segments-Global E&C Group,” within this Item 7, for further information related to our equity interest investment impairment charge. Additionally, we recognized governmental economic subsidies and other non-income-based tax credits of $2,800.

Other income, net decreased in 2013, compared to 2012, primarily driven by decreased equity earnings in our Global E&C Group’s projects in Italy of $15,200, inclusive of the impact of an impairment charge of $22,400 on one of our projects as noted above, and the unfavorable impact of the inclusion of a gain recognized during 2012 related to the favorable settlement of our claim with a client on a legacy project of $2,000, partially offset by increased equity earnings in our Global Power Group’s project in Chile of $7,200.

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

For further information related to our equity earnings, please refer to the sections within this Item 7 entitled “—Business Segments-Global Power Group” for our Global Power Group’s project in Chile and “—Business Segments-Global E&C Group” for our Global E&C Group’s projects in Italy, as well as Note 5 to the consolidated financial statements included in this annual report on Form 10-K.

Other Deductions, net

	2013	2012	2011
Amount	$34,615	$34,601	$43,968
$ Change	14	(9,367)
% Change	0.0%	(21.3)%

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

2013

Other deductions, net in 2013 consisted primarily of legal fees of $22,700, bank fees of $4,200, net penalties on unrecognized tax benefits of $1,300, which were net of previously accrued tax penalties that were ultimately not assessed, a provision for environmental remediation costs of $1,400 and consulting fees of $1,100.

2012

Other deductions, net in 2012 consisted primarily of legal fees of $16,100, bank fees of $4,800, net penalties on unrecognized tax benefits of $3,700, which were net of previously accrued tax penalties that were ultimately not assessed, a provision for environmental remediation costs of $2,200 and consulting fees of $1,000.

2011

Other deductions, net in 2011 consisted primarily of legal fees of $17,800, consulting fees of $12,000, net penalties on unrecognized tax benefits of $4,000, which were net of previously accrued tax penalties that were ultimately not assessed, and bank fees of $3,500, partially offset by a net foreign exchange transaction gain of $1,100. The net foreign exchange transaction gain during 2011 was primarily driven by exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.

Interest Income

	2013	2012	2011
Amount	$6,272	$10,801	$18,913
$ Change	(4,529)	(8,112)
% Change	(41.9)%	(42.9)%

2013 vs. 2012

The decrease in interest income in 2013, compared to 2012, was primarily a result of lower average cash and cash equivalents balances and, to a lesser extent, lower investment yields on cash and cash equivalents balances.

2012 vs. 2011

The decrease in interest income in 2012, compared to 2011, was primarily a result of lower average cash and cash equivalents balances and, to a lesser extent, lower investment yields on cash and cash equivalents balances and unfavorable foreign currency fluctuations.

Interest Expense

	2013	2012	2011
Amount	$13,227	$13,797	$12,876
$ Change	(570)	921
% Change	(4.1)%	7.2%

2013 vs. 2012

The decrease in interest expense in 2013, compared to 2012, was primarily the net result of the favorable impact from decreased average borrowings, excluding foreign currency translation effects, and decreased interest expense on unrecognized tax benefits of $1,000, net of previously accrued interest which was ultimately not assessed, partially offset by increased interest expense on value added tax and payroll liabilities of $1,300 in 2013.

2012 vs. 2011

The increase in interest expense in 2012, compared to 2011, was primarily the net result of increased interest expense on unrecognized tax benefits of $2,900, net of previously accrued interest which was ultimately not assessed, partially offset by the favorable impact from decreased average borrowings, excluding foreign currency translation effects.

Net Asbestos-Related Provision

	2013	2012	2011
Amount	$30,213	$30,505	$9,901
$ Change	(292)	20,604
% Change	(1.0)%	208.1%

2013 vs. 2012

Net asbestos-related provision in 2013 experienced a minimal change, compared to 2012. This was the net result of the favorable impact of the inclusion of an insurance recovery gain recognized in 2013 upon collection of an insurance receivable of approximately $15,800 related to an insolvent insurance carrier, which we had previously written-off, and the favorable impact of the inclusion of a charge recognized in 2012 related to the revaluation of our U.K. asbestos-related asset of $2,400, partially offset by the unfavorable impact of an increase in our U.S. net asbestos-related provision of $17,900. The increase in our U.S. net asbestos-related provision resulted from the impact of an increase in our estimate of new claim filings and a decrease in our estimate of claim filings which result in no monetary payments, which we refer to as our zero-pay rate.

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

Please refer to Note 16 to the consolidated financial statements included in this annual report on Form 10-K for more information.

Provision for Income Taxes

	2013	2012	2011
Amount	$52,166	$62,267	$58,514
$ Change	(10,101)	3,753
% Change	(16.2)%	6.4%
Effective Tax Rate	34.1%	27.6%	25.0%

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

Effective Tax Rate for 2013

Our effective tax rate for 2013 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•	Income earned in non-U.S. tax jurisdictions which contributed to an approximate five-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax exempts, incentives and credits, and other items; and

•	A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), partially offset by valuation allowance releases in certain non-U.S. jurisdictions, which contributed to an approximate four-percentage point increase in our effective tax rate.

Effective Tax Rate for 2012

Our effective tax rate for 2012 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•	Income earned in non-U.S. tax jurisdictions which contributed to an approximate 10-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items;

•	A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which contributed to an approximate five-percentage point increase in our effective tax rate; and

•	A valuation allowance decrease in a jurisdiction previously subject to a full valuation allowance due to improved expectations about future operating performance as result of business acquisition and organic growth prospects, which contributed to an approximate three-percentage point reduction in our effective tax rate.

Effective Tax Rate for 2011

Our effective tax rate for 2011 was lower than the U.S. statutory rate of 35% due principally to the net impact of the following:

•	Income earned in non-U.S. tax jurisdictions which contributed to an approximate 16-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items; and

•	A valuation allowance increase because we are unable to recognize a tax benefit for losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which contributed to an approximate six-percentage point increase in our effective tax rate.

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

Net Income Attributable to Noncontrolling Interests

	2013	2012	2011
Amount	$3,940	$13,874	$14,345
$ Change	(9,934)	(471)
% Change	(71.6)%	(3.3)%

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

2013 vs. 2012

Net income attributable to noncontrolling interests decreased in 2013, compared to 2012, which was primarily the net result of decreased net income from our subsidiaries in Malaysia, which experienced a net loss in 2013, Martinez, California and Poland, partially offset by increased net income from our subsidiary in China.

2012 vs. 2011

Net income attributable to noncontrolling interests was relatively unchanged in 2012, compared to 2011, which was primarily the net result of decreased net income from our subsidiary in South Africa, partially offset by increased net income from our subsidiaries in China and Poland.

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

	2013	2012	2011
Amount	$219,869	$275,513	$276,995
$ Change	(55,644)	(1,482)
% Change	(20.2)%	(0.5)%

2013 vs. 2012

EBITDA decreased in 2013, compared to 2012. Our Global Power Group experienced a decrease in EBITDA of $57,500 and our Global E&C Group experienced a decrease in EBITDA of $8,300 in 2013, compared to 2012. The decrease in EBITDA from our two business groups was partially offset by an increase in EBITDA in our C&F Group of $10,200, which was mainly driven by decreased SG&A expenses.

2012 vs. 2011

EBITDA was relatively unchanged in 2012, compared to 2011. Our Global Power Group experienced an increase in EBITDA of $26,500 during 2012, compared to 2011, whereas our Global E&C Group experienced a decrease in EBITDA of $18,300 when comparing the same two years. The net increase in EBITDA from our two business groups was offset by a decrease in EBITDA in our C&F Group of $9,700, which included the unfavorable impact of an increased asbestos-related provision of $20,600 in 2012, compared to 2011.

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

EBITDA is a supplemental financial measure not defined in generally accepted accounting principles, or GAAP. We define EBITDA as income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. Certain covenants under our senior unsecured credit agreement use an adjusted form of EBITDA such that in the covenant calculations the EBITDA as presented herein is adjusted for certain unusual and infrequent items specifically excluded in the terms of our senior unsecured credit agreement. We believe that the line item on the consolidated statement of operations entitled “net income attributable to Foster Wheeler AG” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income attributable to Foster Wheeler AG as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income attributable to Foster Wheeler AG, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and

•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.

A reconciliation of EBITDA from continuing operations to net income attributable to Foster Wheeler AG is shown below:

	2013	2012	2011
EBITDA from continuing operations:
Global E&C Group	$183,911	$192,208	$210,541
Global Power Group	147,227	204,758	178,233
C&F Group*	(111,269)	(121,453)	(111,779)

EBITDA from continuing operations	219,869	275,513	276,995

Less: Interest expense	13,227	13,797	12,876
Less: Depreciation and amortization	57,574	50,234	44,551
Less: Provision for income taxes	52,166	62,267	58,514

Income from continuing operations attributable to Foster Wheeler AG	96,902	149,215	161,054
Income/(loss) from discontinued operations attributable to Foster Wheeler AG	265	(13,193)	1,329

Net income attributable to Foster Wheeler AG	$97,167	$136,022	$162,383

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.

EBITDA in the above table includes the following:

	2013	2012	2011
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group(2)	$47,000	$7,700	$13,200
Global Power Group(2)	51,900	58,300	22,000

Total(2)	$98,900	$66,000	$35,200

Net asbestos-related provisions:(3)
Global E&C Group	$—	$2,400	$—
C&F Group	30,200	28,100	9,900

Total	$30,200	$30,500	$9,900

Charges for severance-related postemployment benefits:
Global E&C Group	$4,900	$2,300	$2,200
Global Power Group	17,000	3,700	—
C&F Group	400	200	500

Total	$22,300	$6,200	$2,700

Charge for equity interest investment impairment in our Global E&C Group(4)	$22,400	$—	$—
Charges for facility shutdown costs in our Global Power Group(5)	$2,100	$—	$—

(1)	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements included in this annual report on Form 10-K for further information regarding changes in our final estimated contract profit.

(2)	The changes in final estimated contract profit revisions for our Global Power Group were increased during 2012 for a favorable claim settlement with a legacy project subcontractor of approximately $6,900 recognized in the first quarter of 2012. The changes in final estimated contract profit revisions during 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of $3,200 and $4,600, respectively. The corrections were recorded in 2011 as they were not material to previously issued financial statements, nor were they material to the 2011 financial statements.
(3)	Please refer to Note 16 to the consolidated financial statements included in this annual report on Form 10-K for further information regarding the revaluation of our asbestos liability and related asset.
(4)	Impairment charge related to our equity interest investment in a waste-to-energy project in Italy. Please refer to Note 5 to the consolidated financial statements included in this annual report on Form 10-K for further information.
(5)	Charges for facility shutdown costs included facility exit, lease termination and other costs for facilities in our Global Power Group. Please refer to Note 14 to the consolidated financial statements included in this annual report on Form 10-K for further information.

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

Business Segments

Global E&C Group

			2013 vs. 2012			2012 vs. 2011
	2013	2012	$ Change	% Change	2011	$ Change	% Change
Operating Revenues	$2,512,587	$2,419,327	$93,260	3.9%	$3,443,079	$(1,023,752)	(29.7)%
EBITDA	$183,911	$192,208	$(8,297)	(4.3)%	$210,541	$(18,333)	(8.7)%

Results

Our Global E&C Group’s operating revenues by geographic region, based upon where our projects are being executed, for 2013, 2012, and 2011, were as follows:

			2013 vs. 2012			2012 vs. 2011
	2013	2012	$ Change	% Change	2011	$ Change	% Change
Africa	$69,921	$81,222	$(11,301)	(13.9)%	$155,207	$(73,985)	(47.7)%
Asia Pacific	481,345	658,481	(177,136)	(26.9)%	1,725,467	(1,066,986)	(61.8)%
Europe	560,609	559,051	1,558	0.3%	474,116	84,935	17.9%
Middle East	340,184	235,509	104,675	44.4%	235,977	(468)	(0.2)%
North America	744,208	552,311	191,897	34.7%	528,923	23,388	4.4%
South America	316,320	332,753	(16,433)	(4.9)%	323,389	9,364	2.9%

Total	$2,512,587	$2,419,327	$93,260	3.9%	$3,443,079	$(1,023,752)	(29.7)%

Please refer to the section entitled, “—Overview of Segment” below for our view of the market outlook for our Global E&C Group.

2013 vs. 2012

Our Global E&C Group experienced an increase in operating revenues of 4% in 2013, compared to 2012. The increase was net of decreased flow-through revenues of $129,300. Excluding flow-through revenues and foreign currency fluctuations, our Global E&C Group’s operating revenues increased 15% in 2013, compared to 2012.

Our Global E&C Group’s EBITDA decreased in 2013, compared to 2012. This decrease included the impact of decreased equity earnings from our projects in Italy of $15,200, inclusive of the impact of an impairment charge of $22,400 on one of our projects discussed below. The decrease in EBITDA also included the unfavorable impact of additional SG&A expenses related to the businesses acquired subsequent to the beginning of 2012 of $13,100, much of which was attributable to compensation expense recognized under earnout provisions associated with the acquisitions. Our Global E&C Group’s EBITDA in 2013 was also unfavorably impacted by a charge for severance-related postemployment benefits of $4,900, comprised of amounts recognized in contract profit and SG&A of $3,300 and $1,600, respectively. Our Global E&C Group’s decrease in EBITDA was partially offset by increased contract profit of $12,800, which included the favorable impact of the businesses acquired subsequent to the beginning of 2012 and was inclusive of a charge for severance-related postemployment benefits as discussed above. The decrease in EBITDA was also net of the favorable impact resulting from the inclusion of a charge recognized in 2012 related to the revaluation of our U.K. asbestos-related asset of $2,400 and the favorable impact of the inclusion of a $1,500 charge recognized in 2012 related to the write-off of capitalized costs for a wind farm development project discussed below.

The increase in contract profit primarily resulted from increased volume of operating revenues, excluding flow-through revenues, partially offset by decreased contract profit margins. During 2013, our equity earnings were favorably impacted by two items which occurred in 2013: a governmental authority mandated rate change for energy generated prior to 2013, that favorably impacted three of our projects by an aggregate amount of $4,900, and a governmental return on investment credit received by one of our projects, that was deemed a critical energy producing facility, that favorably impacted that project by $2,200. Additionally, the increase in our equity earnings from our projects in Italy were favorably impacted by the inclusion of two items recognized in 2012: a charge to establish a reserve against its receivable for emission rights and the impact of an extended facility maintenance shutdown during 2012, also described below.

Equity Interest Investment Impairment Charge

Our equity earnings in 2013 included the impact of an impairment charge of $22,400 on our equity interest investment in a waste-to-energy project in Italy. The reduction in fair value of our investment resulted from changed market conditions with respect to waste tariffs and type of waste delivered to the plant, coupled with the reduced operating performance of the plant compared to projected performance. We and our partner in the investment have concluded that we will continue to operate the plant and may consider future capital investments to improve its operating performance including a potential increase to the overall waste treatment and electric production compared to current levels. This impairment was recorded at the investee level. As a result of the foregoing, the carrying value of our investment approximated fair value at December 31, 2013.

2012 vs. 2011

Our Global E&C Group experienced a decrease in operating revenues of 30% in 2012, compared to 2011. The decrease was primarily driven by decreased flow-through revenues of $1,015,000. Excluding flow-through revenues and foreign currency fluctuations, our Global E&C Group’s operating revenues increased 2% in 2012, compared to 2011.

Our Global E&C Group’s EBITDA decreased in 2012, compared to 2011, primarily driven by the unfavorable impact of increased sales pursuit costs of $14,200, resulting from increased new proposal activity, decreased equity earnings from our Global E&C Group’s projects in Italy of $7,000, the unfavorable impact of increased general overhead costs of $6,100, the unfavorable impact of the inclusion of a $4,000 gain related to the revaluation of a contingent consideration liability that was recognized during 2011, a charge recognized in 2012 related to the revaluation of our U.K. asbestos-related asset of $2,400 and the unfavorable impact of the inclusion of a $1,500 charge during 2012 related to the write-off of capitalized costs for a wind farm development project that, due to legislation introduced in 2012, was no longer an economically viable project. These unfavorable impacts were partially offset by increased contract profit of $16,900. The increase in contract profit primarily resulted from increased contract profit margins and, to a lesser extent, increased volume of operating revenues, excluding flow-through revenues. Our equity earnings during 2012, compared to 2011, were unfavorably impacted by the results of one of our projects in Italy that recorded a charge to establish a reserve against its receivable balance for emission rights earned prior to 2012 and decreased earnings as a result of an extended facility maintenance shutdown during 2012.

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

Additionally, our Global E&C Group owns and operates electric power generating wind farms in Italy and also owns a noncontrolling interest in two electric power generation projects, one waste-to-energy project and one wind farm project, all of which are located in Italy, and a noncontrolling interest in a joint venture company that is fully licensed to engineer, procure and construct processing facilities in China.

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

Additionally, some clients have been releasing, and we expect will continue to release, tranches of work on a piecemeal basis. The engineering and construction industry may be further impacted by potential downside risk to global economic growth driven primarily by continued sovereign debt and bank funding pressures, the speed and effectiveness of the implementation of government macroeconomic policies in a number of key advanced and emerging economies, slower growth than anticipated in emerging economies, most significantly China, and civil unrest. If any of these risks materialize, our Global E&C Group could be impacted. However, we are seeing clients continuing to develop new projects and, after making final investment decisions, moving forward with previously planned projects. This includes a much stronger pipeline of projects in North America both in chemicals and LNG due to the availability of cheap gas supply from shale gas.

We continue to be successful in booking contracts of varying types and sizes in our key end markets, including an engineering and procurement contract for a clean fuels project in Latin America, front-end engineering design, or FEED, and engineering, procurement and construction management, or EPCM, for an onshore gas facilities in Asia, the main release for an EPCM project for a chemical facility expansion in North America, an EPCM award for a chemicals facility in Asia, additional work on an EPCM refinery expansion project in Africa, additional work on an EPCM contract for a refinery upgrade in Europe, FEED for a grassroots gas processing facility in Eurasia, project management services for an offshore wellhead platform in Asia, engineering and material supply for a steam methane reformer for a new refinery in Asia, an engineering, procurement and construction award for coker slide valves at two refineries in Latin America, engineering and material supply for a crude heater at a refinery in Latin America and pre-FEED for a grassroots LNG facility in Russia.

We believe our success in this regard is a reflection of our technical expertise, our project execution performance, our long-term relationships with clients, our safety performance, and our selective approach in pursuit of new prospects where we believe we have significant differentiators.

Global Power Group

			2013 vs. 2012			2012 vs. 2011
	2013	2012	$ Change	% Change	2011	$ Change	% Change
Operating Revenues	$793,863	$972,067	$(178,204)	(18.3)%	$1,015,029	$(42,962)	(4.2)%
EBITDA	$147,227	$204,758	$(57,531)	(28.1)%	$178,233	$26,525	14.9%

Results

Our Global Power Group’s operating revenues by geographic region, based upon where our projects are being executed, for 2013, 2012, and 2011, were as follows:

			2013 vs. 2012			2012 vs. 2011
	2013	2012	$Change	% Change	2011	$ Change	% Change
Africa	$87	$2,501	$(2,414)	(96.5)%	$3,392	$(891)	(26.3)%
Asia Pacific	358,287	401,676	(43,389)	(10.8)%	285,554	116,122	40.7%
Europe	222,179	300,792	(78,613)	(26.1)%	444,081	(143,289)	(32.3)%
Middle East	4,896	13,938	(9,042)	(64.9)%	34,957	(21,019)	(60.1)%
North America	178,039	220,377	(42,338)	(19.2)%	218,357	2,020	0.9%
South America	30,375	32,783	(2,408)	(7.3)%	28,688	4,095	14.3%

Total	$793,863	$972,067	$(178,204)	(18.3)%	$1,015,029	$(42,962)	(4.2)%

Please refer to the section entitled, “—Overview of Segment” below for our view of the market outlook for our Global Power Group.

2013 vs. 2012

Our Global Power Group experienced a decrease in operating revenues in 2013, compared to 2012, of 18%. The decrease was primarily driven by decreased volume of business. Excluding foreign currency fluctuations, our Global Power Group’s operating revenues decreased 20% in 2013, compared to 2012.

Our Global Power Group’s EBITDA decreased in 2013, compared to 2012, primarily driven by decreased contract profit of $44,100, inclusive of a charge for severance-related postemployment benefits. During 2013, our Global Power Group incurred charges for severance-related postemployment benefits of $17,000, comprised of amounts recognized in contract profit and SG&A of $11,700 and $5,300, respectively. Our Global Power Group’s decrease in EBITDA also included charges during 2013 for facility shutdown costs which totaled $2,100, the unfavorable impact of the inclusion of a gain recognized during 2012 related to the favorable settlement of our claim with a client on a legacy project of $2,000 and decreased governmental economic subsidies and other non-income tax credits of $900. The year-over-year impact of the above items which decreased EBITDA was partially offset by increased equity earnings in 2013 from our Global Power Group’s project in Chile of $7,200.

The decrease in contract profit primarily resulted from decreased volume of operating revenues, partially offset by increased contract profit margins. Additionally, the decrease in contract profit included the unfavorable impact of a settlement with a subcontractor of approximately $6,900 during 2012, which was discussed in the preceding section within this Item 7 entitled “—Results of Operations-Continuing Operations-EBITDA”. Please see below for further discussion regarding our Global Power Group’s project in Chile.

2012 vs. 2011

Our Global Power Group experienced a decrease in operating revenues in 2012, compared to 2011, of 4%. The decrease was primarily driven by decreased volume of business and the unfavorable impact of foreign currency fluctuations. Excluding foreign currency fluctuations, our Global Power Group’s operating revenues decreased 1% in 2012, compared to 2011.

Our Global Power Group’s EBITDA increased in 2012, compared to 2011, primarily driven by increased contract profit of $45,200. The increase in contract profit primarily resulted from increased contract profit margins, partially offset by decreased volume of operating revenues. Additionally, the increase in contract profit included the favorable impact of a settlement with a subcontractor of approximately $6,900 during 2012 and the favorable impact of the inclusion of an out-of-period correction recorded in 2011 for a reduction of final estimated profit of approximately $4,600, both of which are discussed in the preceding section within this Item 7 entitled “—Results of Operations-Continuing Operations-EBITDA”. The increase in EBITDA also included the unfavorable impact of decreased equity earnings from our Global Power Group’s project in Chile of $10,600 and the favorable impact related to decreased legal fees of $5,200. Please see below for further discussion regarding our Global Power Group’s project in Chile.

Equity Interest Investment in Chile

Our equity earnings from our project in Chile were $27,500, $20,300 and $30,900 in 2013, 2012 and 2011, respectively. The increase in equity earnings in 2013, compared to 2012, was primarily driven by the net impact of two items: a $3,200 increase in our share of the project’s 2012 earnings recognized as a result of a revised earnings allocation for 2012 that was approved in connection with the approval by the project’s governing board of the 2012 earnings distribution during 2013, and a $3,000 increase from the reversal of an insurance-related contingency during 2013. The decrease in equity earnings in 2012, compared to 2011, was primarily driven by the impact of lower marginal rates for electrical power generation and the impact of a higher statutory tax rate in Chile, partially offset by an increase in the project’s volume of electricity produced in 2012.

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

Overview of Segment

Our Global Power Group designs, manufactures and installs steam generators and auxiliary equipment for electric power generating stations, district heating and power plants and industrial facilities worldwide. We believe our competitive differentiation in serving these markets is the ability of our products to cleanly and efficiently burn a wide range of fuels, singularly or in combination. Our Global Power Group’s steam generators utilize a broad range of technologies, offering independent power producers, utilities, municipalities and industrial clients solutions for converting a wide range of fuels, such as coal, lignite, petroleum coke, oil, gas, solar, biomass, municipal solid waste and waste flue gases, into steam, which can be used for power generation, district heating or industrial processes. Among these fuel sources, coal is the most widely used, and thus the market drivers and constraints associated with coal strongly affect the steam generator market and our Global Power Group’s business. In particular, our circulating fluidized-bed, which we refer to as CFB, steam generators are able to burn coals of varying quality, as well as numerous other materials.

Additionally, our Global Power Group holds a controlling interest in and operates a combined-cycle gas turbine facility; owns a noncontrolling interest in a petcoke-fired CFB facility for refinery steam and power generation; and operates a university cogeneration power facility for steam/electric generation.

Our Global Power Group offers a number of other products and services related to steam generators, including:

•	Design, manufacture and installation of auxiliary and replacement equipment for utility power and industrial facilities, including surface condensers, feedwater heaters, coal pulverizers, steam generator coils and panels, biomass gasifiers, and replacement parts for steam generators.

•	Design, supply and installation of nitrogen-oxide, or NOx, reduction systems and components for pulverized coal steam generators such as selective catalytic reduction systems, low NOx combustion systems, low NOx burners, primary combustion and overfire air systems and components, fuel and combustion air measuring and control systems and components.

•	Design, supply and installation of flue gas desulfurization equipment for all types of steam generators and industrial equipment.

•	A broad range of site services including construction and erection services, plant maintenance, steam generator upgrading and life extension, engineering and replacement parts, improving plant environmental performance and plant repowering.

•	Research and development in the areas of combustion, fluid and gas dynamics, heat transfer, materials and solid mechanics.

•	Technology licenses to other steam generator suppliers in select countries.

Our Global Power Group has been impacted by unfavorable economic growth rates in most of its markets during 2013. As a result, the demand for the products and services of our Global Power Group was negatively impacted by an increased level of timing delays related to project award dates. However, we believe opportunities will continue in Asia, the Middle East and South America driven by growing electricity demand as a result of the economic growth rates in those regions. A number of other constraining market factors continue to impact the markets that we serve. Political and environmental sensitivity regarding coal-fired steam generators continues to cause prospective projects utilizing coal as their primary fuel to be postponed or cancelled as clients experience difficulty in obtaining the required environmental permits or decide to wait for additional clarity regarding governmental regulations. The sensitivity has been especially pronounced in the U.S. and Western Europe due to the concern that coal-fired steam generators, relative to alternative fuel sources, contribute more toward global warming through the discharge of greenhouse gas emissions into the atmosphere. The outlook for continued lower natural gas pricing over the next three to five years in North America, driven by increasing supply of natural gas, has increased the attractiveness of natural gas, in relation to coal, for the generation of electricity. In addition, the constraints on the global credit market may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. These factors could negatively impact investment in the power sector, which in turn could negatively impact our Global Power Group’s business.

There is potential downside risk to continued unfavorable global economic growth rates driven primarily by continued sovereign debt and bank funding pressures, the speed and effectiveness of the implementation of government macroeconomic policies in a number of key advanced and emerging economies, slower growth than anticipated in emerging economies, most significantly China, and civil unrest. If these risks materialize, our Global Power Group could be impacted.

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

We are currently executing a project for four 550 megawatt electrical, or MWe, supercritical CFB steam generators for a power project in South Korea. We believe this project shows a growing acceptance of CFB technology in the large utility boiler market sector, which provides a growing market opportunity for our CFB technology. Further, this project will allow us to demonstrate our most advanced CFB design featuring vertical-tube, once-through ultra-supercritical steam technology. Commercial operation of the units is scheduled for 2015.

We completed an engineering and supply project for a pilot-scale (approximately 30 megawatt thermal, equivalent to approximately 10 MWe) CFB steam generator, which incorporates our carbon-capturing Flexi-BurnTM technology. The pilot plant began successfully capturing CO2 in September 2012.

Recently we were awarded a contract to design and supply a 250 MWe CFB steam generator in South Korea, which will include a selective catalytic reduction technology system. We also were awarded a contract at a Canadian refinery to design and supply three package steam generating systems.

Liquidity and Capital Resources

Cash Flows Activities

Our cash and cash equivalents and restricted cash balances were:

	As of December 31,
	2013	2012	$ Change	% Change
Cash and cash equivalents	$556,190	$582,322	$(26,132)	(4.5)%
Restricted cash	82,867	62,189	20,678	33.3%

Total	$639,057	$644,511	$(5,454)	(0.8)%

Total cash and cash equivalents and restricted cash held by our non-U.S. entities as of December 31, 2013 and 2012 were $493,000 and $522,300, respectively. Please refer to Note 1 to the consolidated financial statements included in this annual report on Form 10-K for additional details on cash and cash equivalents and restricted cash balances.

During 2013, we experienced a decrease in cash and cash equivalents of $26,100, primarily as a result of cash used to repurchase our shares and to pay related commissions under our share repurchase program of $150,100, cash used for payments related to business acquisitions of $52,100, cash used for capital expenditures of $27,700, an increase in restricted cash, excluding foreign currency translation effects, of $17,400 and the repayment of debt and capital lease obligations of $14,900. The above uses of cash were partially offset by cash provided by operating activities of $192,000 and proceeds received from the disposition of a business of $48,600.

Cash Flows from Operating Activities

	2013	2012	2011
Net cash provided by operating activities—continuing operations	$192,405	$92,369	$183,946
$ Change	100,036	(91,577)

Net cash provided by operating activities in 2013 primarily resulted from cash provided by net income of $257,800, which included a gain and related cash receipts of $15,800 for an insurance receivable related to an insolvent insurance carrier, which we had previously written-off, and excluded non-cash charges of $156,700, partially offset by cash used to fund working capital of $24,600, mandatory contributions to our pension plans of $21,400 and cash used for our U.S. net asbestos-related payments of $18,200, which excluded the above collection of an insurance receivable of $15,800 as the gain was recognized in net income (please refer to Note 16 to the consolidated financial statements included in this annual report on Form 10-K for further information on net asbestos-related payments).

The increase in net cash provided by operating activities of $100,000 in 2013, compared to 2012, resulted primarily from a decrease in cash used to fund working capital that resulted in an increase in cash of $118,400, partially offset by increased asbestos-related payments of $9,200.

The decrease in net cash provided by operating activities of $91,600 in 2012, compared to 2011, resulted primarily from an increase in cash used to fund working capital that resulted in a decrease in cash of $144,400, partially offset by decreased contributions to our pension plans of $49,300, which was driven by lower discretionary contributions of $51,300.

Working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts and the timing of the related cash receipts. During 2013, we used cash to fund working capital as cash used for services rendered and purchases of materials and equipment exceeded cash receipts from client billings. During 2012, we used cash to fund working capital as cash used for services rendered and purchases of materials and equipment exceeded cash receipts from client billings, which included the impact of delayed project payments and contributed to our increase in receivables balance during 2012. We generated cash from the conversion of working capital during 2011, as cash receipts from client billings exceeded cash used for services rendered and purchases of materials and equipment.

Project payments can be delayed, particularly on contracts involving national oil companies, due to those customers’ internal processes for approval of invoices and release of funds. Our accounts receivable at December 31, 2013 and 2012 included a greater concentration of receivables from national oil companies, relative to December 31, 2011. In particular, we had $54,400 and $46,900, as of December 31, 2013 and 2012, respectively, of accounts receivable due from the national oil company in Venezuela. Although the payment history of this client is good, payments continue to be significantly delayed. Additionally, there were a number of large projects in our

Global Power Group during 2012 that were in the final phases of execution and commissioning where virtually all of the cash had been collected in advance. In general, a delay in payment by our customers is not indicative of customer credit risk. In other cases where payments are delayed due to disagreements between us and our clients regarding the level of or quality of work performed or regarding billing terms, we assess our contractual right to invoice the client and, if we believe there is a probable commercial risk to collection of contract revenues, we provide an allowance against the valuation of contract work in progress at the individual contract level.

As more fully described below in “–Outlook,” we believe our existing cash balances and forecasted net cash provided from operating activities will be sufficient to fund our operations throughout the next 12 months. Our ability to maintain or increase our cash flows from operating activities in future periods will depend in large part on the demand for our products and services and our operating performance in the future. Please refer to the sections entitled “–Global E&C Group-Overview of Segment” and “–Global Power Group-Overview of Segment” above for our view of the outlook for each of our business segments.

Cash Flows from Investing Activities

	2013	2012	2011
Net cash used in investing activities – continuing operations	$(59,020)	$(116,460)	$(73,689)
$ Change	57,440	(42,771)

The net cash used in investing activities in 2013 was attributable primarily to payments related to business acquisitions, net of cash acquired, of $52,100, capital expenditures of $27,700 and net cash used as a result of an increase in restricted cash, excluding foreign currency translation effects, of $17,400, which was primarily driven by increased client dedicated funds, partially offset by proceeds received from the disposition of a business of $48,600.

The net cash used in investing activities in 2012 was attributable primarily to payments related to business acquisitions, net of cash acquired, of $69,700. Other investing activities included capital expenditures of $34,700 and net cash used as a result of an increase in restricted cash, excluding foreign currency translation effects, of $18,100, partially offset by cash provided by a return of investment from unconsolidated affiliates of $6,200. The increase in restricted cash was primarily attributable to increased cash received for client dedicated accounts for project-related purchases.

The net cash used in investing activities in 2011 was attributable primarily to payments related to business acquisitions of $29,400, capital expenditures of $26,200 and net cash used as a result of an increase in restricted cash of $18,700.

The capital expenditures in 2013, 2012 and 2011 related primarily to project construction, leasehold improvements, information technology equipment and office equipment. For further information on capital expenditures by segment, please see Note 14 to the consolidated financial statements included in this annual report on Form 10-K.

Cash Flows from Financing Activities

	2013	2012	2011
Net cash used in financing activities	$(158,582)	$(125,578)	$(421,302)
$ Change	(33,004)	295,724

The net cash used in financing activities in 2013 was attributable primarily to the cash used to repurchase shares and to pay related commissions under our share repurchase program of $150,100. Other financing activities included cash used for the repayment of debt and capital lease obligations of $14,900 and distributions to noncontrolling interests of $12,600, partially offset by cash provided from the exercise of stock options of $19,200.

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

Outlook

Our liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations, changes in working capital activities, unused credit line availability and claim recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling twelve-month period. Based on these forecasts, we believe our existing cash balances and forecasted net cash provided by operating activities will be sufficient to fund our operations throughout the next twelve months. Based on these forecasts, our primary cash needs will be working capital, our proposed dividend payment, as described below, capital expenditures, pension contributions and net asbestos-related payments. We may also use cash at our discretion for acquisitions, discretionary pension plan contributions or to repurchase our shares under the share repurchase program, as described further below. The majority of our cash balances are invested in short-term interest bearing accounts with maturities of less than three months at creditworthy financial institutions around the world. Further significant deterioration of the current global economic and credit market environment could challenge our efforts to maintain our well-diversified asset allocation with creditworthy financial institutions and/or unfavorably impact our liquidity and financial statements. We will continue to monitor the global economic environment, particularly in those countries where we have operations or assets. We continue to consider investing some of our cash in longer-term investment opportunities, including the acquisition of other entities or operations in the engineering and construction industry or power industry and/or the reduction of certain liabilities, such as unfunded pension liabilities.

It is customary in the industries in which we operate to provide standby letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. We believe that we will have sufficient letter of credit capacity from existing facilities throughout the next twelve months.

We are dependent on cash repatriations from our subsidiaries to cover payments and expenses of our parent holding company in Switzerland, to cover cash needs related to our asbestos-related liability and other overhead expenses in the U.S. and, at our discretion, specific liquidity needs, such as funding acquisitions and our share repurchase program, as described further below. Consequently, we require cash repatriations to Switzerland and the U.S. from our entities located in other countries in the normal course of our operations to meet our Swiss and U.S. cash needs and have successfully repatriated cash for many years. We believe that we can repatriate the required amount of cash to Switzerland and the U.S. Additionally, we continue to have access to the revolving credit portion of our senior unsecured credit facility, if needed. During 2013, 2012 and 2011, we repatriated cash to the U.S. from our U.S. owned non-U.S. subsidiaries and branches for certain specific liquidity needs totaling approximately $40,000, $18,600, and $45,100, respectively. These repatriations were made from our non-U.S. subsidiaries where we had previously provided for any potential incremental deferred taxes on the eventual repatriation of the earnings, and, accordingly, there was no incremental U.S. tax consequence in the period of the repatriation. Please refer to Note 1 to the consolidated financial statements included in this annual report on Form 10-K for further information related to unremitted earnings, our determination as to whether such earnings are indefinitely reinvested and related deferred tax implications.

Our net asbestos-related payments are predominately related to our U.S. subsidiaries and include indemnity and defense costs, net of insurance proceeds. During 2013, our U.S. net asbestos-related cash outflows were approximately $2,400, which was net of cash proceeds received during 2013 related to the collection of a receivable from an insolvent insurance carrier, which had been previously written-off. In 2014, we expect our U.S. net cash outflows to be approximately $32,000. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.

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

We had approximately $253,900 and $225,600 of letters of credit outstanding under our senior credit agreements in effect as of December 31, 2013 and 2012, respectively. There were no funded borrowings under our senior credit agreements in effect as of December 31, 2013 and 2012. Based on our current operating plans and cash forecasts, we do not intend to borrow under our senior credit agreement to meet our non-discretionary liquidity needs during 2014. Please refer to Note 7 to the consolidated financial statements included in this annual report on Form 10-K for further information regarding our debt obligations.

We are not required to make any mandatory contributions to our U.S. pension plans in 2014 based on the minimum statutory funding requirements. Based on the minimum statutory funding requirements for 2014, we expect to make mandatory contributions totaling approximately $22,900 to our non-U.S. pension plans in 2014. Additionally, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during 2014.

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

Based on the aggregate share repurchases under our program through December 31, 2013, we were authorized to repurchase up to an additional $270,054 of our outstanding shares as of such date. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Through December 31, 2013, we have repurchased 50,502,778 shares for an aggregate cost of approximately $1,234,344 since the inception of the repurchase program announced on September 12, 2008. We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other privately negotiated transactions pursuant to our share repurchase program. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans. For further information, please refer to Part II, Item 5 of this annual report on Form 10-K.

On February 26, 2014, our Board of Directors approved a proposal to our shareholders for a one-time dividend of $0.40 per share. We intend to ask our shareholders to approve this dividend at our Annual General Meeting on May 7, 2014 and, subject to shareholder approval, this dividend will be paid shortly after our Annual General Meeting. This dividend is not linked to, and not conditional on, the closing of the Offer. The covenants of our senior unsecured credit agreement do not limit our ability to pay this proposed dividend and we expect that there will be no Swiss withholding taxes on the dividend.

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

Contractual Obligations

We have contractual obligations comprised of long-term debt, non-cancelable operating lease commitments, purchase commitments, capital lease obligations and pension and other postretirement benefit funding requirements. Our expected cash flows related to contractual obligations outstanding as of December 31, 2013 are as follows:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt:
Principal	$71,800	$9,500	$21,600	$15,000	$25,700
Interest	8,600	1,700	2,500	2,100	2,300
Interest rate swaps(1)	8,100	2,300	3,400	1,600	800
Capital lease obligations:
Principal	54,400	3,000	7,200	9,900	34,300
Interest	31,600	5,200	9,400	7,700	9,300
Non-cancelable operating lease obligations	352,700	59,800	95,500	63,700	133,700
Purchase commitments	745,900	712,900	23,400	9,600	—
Funding requirements:
Pension—U.S.(2)	—	—	—	—	—
Pension—non-U.S.(2)	100,400	22,900	40,000	37,500	—
Other postretirement benefits	44,800	5,100	9,900	9,200	20,600

Total contractual cash obligations	$1,418,300	$822,400	$212,900	$156,300	$226,700

(1)	In determining the payments under our interest rate swap agreements, we used the difference between a weighted-average fixed interest rate of 4.48%, based on the terms of our interest rate swap agreements, and the variable rates of the underlying debt facilities based upon an estimated 6-month Euribor plus a spread varying from 0.9% to 1.0% throughout the life of the debt facilities. Payments related to the underlying variable rate debt facilities are included on the interest line in the above table. Please refer to Note 7 to the consolidated financial statements included in this annual report on Form 10-K for further discussion of our interest rate swap agreements.
(2)	Funding requirements are expected to extend beyond five years; however, data for contribution requirements beyond five years are not yet available and depend on the performance of our investment portfolio and actuarial experience. These projections assume no discretionary contributions.

The table above does not include payments of our asbestos-related liabilities as we cannot reasonably predict the timing of the net cash outflows associated with this liability beyond 2013. We expect to fund $32,000 of our asbestos liability indemnity and defense costs from our cash flows in 2014 net of the cash expected to be received from existing insurance settlements. Please refer to Note 16 to the consolidated financial statements included in this annual report on Form 10-K for more information.

The table above does not include payments relating to our uncertain tax positions as we cannot reasonably predict the timing of the net cash outflows associated with the settlement of these obligations. Our total liability (including accrued interest and penalties) is approximately $112,900 as of December 31, 2013. Please refer to Note 13 to the consolidated financial statements included in this annual report on Form 10-K for more information.

We are contingently liable under standby letters of credit, bank guarantees and surety bonds, primarily for guarantees of our performance on projects currently in execution or under warranty. These balances include the standby letters of credit issued under the senior unsecured credit agreement and from other facilities worldwide. For further discussion please refer to the section entitled “—Liquidity and Capital Resources-Outlook” within this Item 7. As of December 31, 2013, such commitments and their period of expiration are as follows:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Bank issued letters of credit and guarantees	$707,800	$422,800	$165,100	$22,500	$97,400
Surety bonds	252,700	87,600	100,600	64,500	—

Total commitments	$960,500	$510,400	$265,700	$87,000	$97,400

Please refer to Note 9 to the consolidated financial statements included in this annual report on Form 10-K for a discussion of guarantees.

Backlog and New Orders

New orders are recorded and added to the backlog of unfilled orders based on signed contracts as well as agreed letters of intent, which we have determined are legally binding and likely to proceed. Backlog can fluctuate from one reporting period to the next due to the timing of new awards and when the contract revenue is recognized in our consolidated financial statements. The timing and duration of backlog execution is dependent upon the scope and type (or nature) of the work being executed. We expect to earn approximately 56% of our revenues in backlog at December 31, 2013 from contract performance during 2014, although we cannot predict with certainty the portion of backlog to be earned in a given year. The elapsed time from the award of a contract to completion of performance can be as short as several quarters and may be up to approximately four years. At any point in time, our backlog contains a portfolio of contracts at various stages of completion that will be executed at varying rates over varying durations.

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

The tables below detail our new orders and backlog of unfilled orders by period and include amounts for discontinued operations for periods prior to 2013, which were insignificant based on our consolidated and business group balances:

New Orders, Measured in Terms of Future Revenues

	2013			2012			2011
	Global	Global		Global	Global		Global	Global
	E&C	Power		E&C	Power		E&C	Power
	Group	Group	Total	Group	Group	Total	Group	Group	Total
By Project Location:
Africa	$54,800	$100	$54,900	$48,800	$100	$48,900	$119,300	$6,000	$125,300
Asia Pacific	488,200	282,500	770,700	750,600	115,800	866,400	1,238,200	801,100	2,039,300
Europe	541,900	171,600	713,500	468,200	199,700	667,900	751,200	128,900	880,100
Middle East	325,400	2,100	327,500	765,800	3,500	769,300	245,100	14,200	259,300
North America	1,582,900	207,400	1,790,300	288,800	234,400	523,200	403,700	286,000	689,700
South America	169,500	29,100	198,600	538,200	35,600	573,800	267,400	24,700	292,100

Total	$3,162,700	$692,800	$3,855,500	$2,860,400	$589,100	$3,449,500	$3,024,900	$1,260,900	$4,285,800

By Industry:
Power generation	$48,700	$621,200	$669,900	$59,500	$474,300	$533,800	$323,500	$1,143,400	$1,466,900
Oil refining	1,271,400	—	1,271,400	1,634,100	—	1,634,100	1,300,500	—	1,300,500
Pharmaceutical	76,800	—	76,800	56,700	—	56,700	43,800	—	43,800
Oil and gas	404,700	—	404,700	382,000	—	382,000	801,900	—	801,900
Chemical /petrochemical	1,223,300	—	1,223,300	663,300	—	663,300	475,000	—	475,000
Power plant design, operation and maintenance	47,800	71,600	119,400	20,500	114,800	135,300	17,800	117,500	135,300
Environmental	8,400	—	8,400	8,500	—	8,500	6,500	—	6,500
Other, net of eliminations	81,600	—	81,600	35,800	—	35,800	55,900	—	55,900

Total	$3,162,700	$692,800	$3,855,500	$2,860,400	$589,100	$3,449,500	$3,024,900	$1,260,900	$4,285,800

Backlog, Measured in Terms of Future Revenues

	December 31, 2013			December 31, 2012
	Global	Global		Global	Global
	E&C	Power		E&C	Power
	Group	Group	Total	Group	Group	Total
By Contract Type:
Lump-sum turnkey	$22,300	$7,200	$29,500	$3,200	$67,500	$70,700
Other fixed-price	484,600	581,900	1,066,500	662,500	665,200	1,327,700
Reimbursable	2,889,600	19,000	2,908,600	2,219,000	30,600	2,249,600

Total	$3,396,500	$608,100	$4,004,600	$2,884,700	$763,300	$3,648,000

By Project Location:
Africa	$36,700	$100	$36,800	$58,200	$—	$58,200
Asia Pacific	579,700	342,800	922,500	616,300	435,400	1,051,700
Europe	462,300	114,000	576,300	508,500	150,700	659,200
Middle East	837,500	1,700	839,200	850,700	4,600	855,300
North America	1,177,100	124,300	1,301,400	295,100	142,800	437,900
South America	303,200	25,200	328,400	555,900	29,800	585,700

Total	$3,396,500	$608,100	$4,004,600	$2,884,700	$763,300	$3,648,000

By Industry:
Power generation	$27,800	$572,000	$599,800	$269,000	$699,500	$968,500
Oil refining	1,562,100	—	1,562,100	1,676,000	—	1,676,000
Pharmaceutical	44,500	—	44,500	26,600	—	26,600
Oil and gas	302,800	—	302,800	269,600	—	269,600
Chemical/petrochemical	1,247,400	—	1,247,400	630,000	—	630,000
Power plant design, operationand maintenance	152,000	36,100	188,100	100	63,800	63,900
Environmental	5,400	—	5,400	3,200	—	3,200
Other, net of eliminations	54,500	—	54,500	10,200	—	10,200

Total	$3,396,500	$608,100	$4,004,600	$2,884,700	$763,300	$3,648,000

Backlog, measured in terms of Foster Wheeler Scope	$2,973,200	$605,200	$3,578,400	$2,196,700	$753,500	$2,950,200

Global E&C Group Man-hours in Backlog (in thousands)	21,400		21,400	17,000		17,000

The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in decreases of $8,300 and $12,300, respectively, as of December 31, 2013 as compared to December 31, 2012.

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

Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit. In the period in which a change in estimate is recognized, the cumulative impact of that change is recorded based on progress achieved through the period of change. There were 36, 33 and 43 separate projects that experienced final estimated contract profit revisions with an impact on contract profit in excess of $1,000 in 2013, 2012 and 2011, respectively. The changes in final estimated contract profit resulted in a net increase of $98,900, $66,000 and $35,200 to reported contract profit for 2013, 2012 and 2011, respectively, relating to the revaluation of work performed on contracts in prior periods. The changes in final estimated contract profit revisions during 2012 for our Global Power Group were increased for a favorable settlement with a subcontractor of approximately $6,900. The changes in final estimated contract profit revisions during 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling approximately $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of approximately $3,200 and $4,600, respectively. The corrections were recorded in 2011 as they were not material to previously issued financial statements, nor were they material to the 2011 financial statements. The impact on contract profit is measured as of the beginning of each year and represents the incremental contract profit or loss that would have been recorded in prior periods had we been able to recognize in those periods the impact of the current period changes in final estimated profits.

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

United States

As of December 31, 2013, we had recorded total liabilities of $278,200 comprised of an estimated liability of $46,800 relating to open (outstanding) claims and an estimated liability of $231,400 relating to future unasserted claims through December 31, 2028.

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

Based on its review of the 2013 activity, ARPC recommended that certain assumptions used to estimate our future asbestos liability be updated as of December 31, 2013. Accordingly, we developed a revised estimate of our aggregate indemnity and defense costs through December 31, 2028 considering the advice of ARPC. In 2013, we revalued our liability for asbestos indemnity and defense costs through December 31, 2028 to $278,200, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a net charge of $46,000 in 2013.

Our net asbestos-related provision was the net result of our revaluation of our asbestos liability and related asset resulting from:

•	a charge related to the impact of an increase in our estimate of new claim filings,

•	a decrease in our estimate of claim filings which result in no monetary payments, which we refer to as our zero-pay rate, over our 15-year estimate, and partially offset by

•	the favorable impact of the inclusion of a gain recognized in 2013 upon collection of an insurance receivable of approximately $15,800 related to an insolvent insurance carrier, which had been previously written-off, as discussed below.

Our net asbestos-related provision was also impacted, to a lesser extent, by:

•	an adjustment for actual claim settlement experience during the year, and

•	an accrual of another year of estimated claims under our rolling 15-year asbestos-related liability estimate.

We believe the increase in our estimate of new claim filings and decrease in the zero-pay rate are short-term in nature and that the longer-term trend will revert to our previous forecast. We will continue to monitor these parameters and adjust our forecasts if actual results differ from our assumptions.

The total asbestos-related liabilities are comprised of our estimates for our liability relating to open (outstanding) claims being valued and our liability for future unasserted claims through December 31, 2028. Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims broken down by disease type – mesothelioma, lung cancer, and non-malignancies, and estimated average cost per claim by disease type – mesothelioma, lung cancer and non-malignancies, zero pay rate, as well as other factors. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through December 31, 2028, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after December 31, 2028, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after December 31, 2028. Through December 31, 2013, total cumulative indemnity costs paid, prior to insurance recoveries, were approximately $825,900 and total cumulative defense costs paid were approximately $409,700, or approximately 33% of total defense and indemnity costs.

As of December 31, 2013, we had recorded assets of $111,500, which represents our best estimate of settled and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through December 31, 2028. Asbestos-related assets under executed settlement agreements with insurers due in the next 12 months are recorded within accounts and notes receivable-other and amounts due beyond 12 months are recorded within asbestos-related insurance recovery receivable. Our asbestos-related insurance recovery receivable also includes our best estimate of settled and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through December 31, 2028. Our asbestos-related assets have not been discounted for the time value of money.

Our insurance recoveries may be limited by future insolvencies among our insurers. Other than receivables related to bankruptcy court-approved settlements during liquidation proceedings, we have not assumed recovery in the estimate of our asbestos-related insurance asset from any of our currently insolvent insurers. We have considered the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. As of December 31, 2013 and 2012, we have not recorded an allowance for uncollectible balances against our asbestos-related insurance assets. We write off receivables from insurers that have become insolvent; there have been no such write-offs during 2013, 2012 or 2011. During 2013, we recognized a gain of approximately $15,800 upon collection of an insurance receivable related to an insolvent insurance carrier, which we had previously written-off. During 2011, we reached an agreement with an insurer that was under bankruptcy liquidation and for which we had written off our receivable prior to 2010. The asset awarded under the bankruptcy liquidation for this insurer was $4,500 and was included in our asbestos-related assets as of December 31, 2011. This receivable was subsequently collected during 2012. Other insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. If we fail to realize the expected insurance recoveries, or experience delays in receiving material amounts from our insurers, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

The following chart reflects the sensitivities in the December 31, 2013 consolidated financial statements associated with a change in certain estimates used in relation to the U.S. asbestos-related liabilities.

Approximate Change
in Liability
Changes (Increase or Decrease) in Assumption:
One-percentage point change in the inflation rate related to the indemnity and defense costs	$17,200
Twenty-five percent change in average indemnity settlement amount	40,300
Twenty-five percent change in forecasted number of new claims	57,900

Based on the December 31, 2013 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $40,300 as described above and the impact on expense would be dependent upon available additional insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge in the statement of operations of approximately 85% of the increase in the liability. Long-term cash flows would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries would decline.

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

United Kingdom

As of December 31, 2013, we had recorded total liabilities of $33,100 comprised of an estimated liability relating to open (outstanding) claims of $8,500 and an estimated liability relating to future unasserted claims through December 31, 2028 of $24,600. An asset in substantially an equal amount was recorded for the expected U.K.

asbestos-related insurance recoveries. The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability recorded in the U.K. would increase to approximately $52,400, with a corresponding increase in the asbestos-related asset.

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

The following table summarizes the estimates used for our defined benefit pension and OPEB plans for 2013, 2012 and 2011:

	Pension Plans									OPEB Plans
	United States			United Kingdom			Other
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net periodic benefit cost:
Discount rate	3.52%	4.03%	5.11%	4.50%	4.80%	5.40%	5.02%	5.38%	5.40%	2.46%	3.44%	3.31%
Long-term rate of return	7.13%	7.45%	7.74%	5.30%	5.30%	6.40%	6.98%	7.02%	6.96%	N/A	N/A	N/A
Salary growth *	N/A	N/A	N/A	N/A	N/A	N/A	3.19%	2.26%	3.59%	N/A	N/A	N/A

Projected benefit obligations:
Discount rate	4.41%	3.52%	4.03%	4.45%	4.50%	4.80%	5.51%	4.47%	5.18%	4.16%	3.28%	3.85%
Salary growth *	N/A	N/A	N/A	N/A	N/A	N/A	2.55%	2.21%	4.21%	N/A	N/A	N/A

*	Salary growth is not applicable for frozen pension plans as future salary levels do not affect benefits payable.

N/A – Not applicable.

The discount rate is developed using a market-based approach that matches our projected benefit payments to a spot yield curve of high-quality corporate bonds. Changes in the discount rate from period-to-period were generally due to changes in long-term interest rates.

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. We annually review and adjust, as required, the long-term rate of return for our pension plans. The weighted-average expected long-term rate of return on plan assets has ranged from 5.8% to 6.8% over the past three years.

The following tables reflect the sensitivities in the consolidated financial statements associated with a change in certain estimates used in relation to the U.S. and the U.K. defined benefit pension plans. Each of the sensitivities below reflects an evaluation of the change based solely on a change in that particular estimate.

	Approximate Increase/ (Decrease) Impact on
	Pension Liability	2013 Benefit Cost
U.S. Pension Plan:
One-tenth of a percentage point increase in the discount rate	$(3,865)	$35
One-tenth of a percentage point decrease in the discount rate	3,933	(39)
One-tenth of a percentage point increase in the expected return on plan assets	—	(337)
One-tenth of a percentage point decrease in the expected return on plan assets	—	337

	Approximate Increase/ (Decrease) Impact on
	Pension Asset	2013 Benefit Cost
U.K. Pension Plan:
One-tenth of a percentage point increase in the discount rate	$12,858	$(324)
One-tenth of a percentage point decrease in the discount rate	(13,147)	320
One-tenth of a percentage point increase in the expected return on plan assets	—	(831)
One-tenth of a percentage point decrease in the expected return on plan assets	—	843

Accumulated net actuarial losses and prior service credits from our pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year are $16,900 and $2,300, respectively. Estimated amortization of net transition obligation over the next year is inconsequential. Net actuarial losses reflect differences between expected and actual plan experience, including returns on plan assets, and changes in actuarial assumptions, all of which occurred over time. These net actuarial losses, to the extent not offset by future actuarial gains, will result in increases in our future pension costs depending on several factors, including whether such losses exceed the corridor in which losses are not amortized. The net actuarial losses outside the corridor are amortized over the expected remaining service periods of active participants (approximately 12, 24 and 19 years for the Canadian, South African and Finnish plans, respectively) and average remaining life expectancy of participants for our closed plans (approximately 22 and 29 years for the U.S. and U.K. plans, respectively) since benefits are closed.

A one-tenth of a percentage point decrease or increase in the funding rates, used for calculating future funding requirements to the U.S. plan through 2018, would not have an impact on aggregate contributions over the next five years.

A one-tenth of a percentage point decrease in the funding rates, used for calculating future funding requirements to the U.K. plan through 2018, would increase aggregate contributions over the next five years by approximately $4,500, while an increase by one-tenth of a percentage point would decrease aggregate contributions by approximately $4,500.

Accumulated net actuarial gains and prior service credits that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost in connection with our OPEB plans over the next year are $100 and $3,500, respectively. The net actuarial losses outside the corridor are amortized over the average life expectancy of inactive participants (approximately 15 years) because benefits are closed. The prior service credits are amortized over schedules established at the date of each plan change (approximately 7 years).

Please refer to Note 8 to the consolidated financial statements included in this annual report on Form 10-K for further discussion of our defined benefit pension and OPEB plans.

Share-Based Compensation Plans

Our share-based compensation plans include awards for stock options and restricted awards. Restricted awards consist of restricted stock units and performance-based restricted stock units, or performance RSUs. We measure these awards at fair value on their grant date and recognize compensation cost in the consolidated statements of operations over their vesting period.

The following table summarizes our share-based compensation expense and related income tax benefit:

	2013	2012	2011
Share-based compensation	$18,853	$21,623	$21,849
Related income tax benefit	819	527	413

As of December 31, 2013, the breakdown of our unrecognized compensation cost and related weighted-average period for the cost to be recognized were as follows:

	December 31, 2013	Weighted-Average Period for Cost to be Recognized
Unrecognized compensation cost:
Stock options	$2,761	1year
Performance RSUs	7,390	2years
Restricted share units	13,363	2years

Total unrecognized compensation cost	$23,514	2years

We did not grant any stock options during 2013. During 2012 and 2011, we estimated the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions for the stock options granted during 2012 and 2011:

•	Expected volatility—we estimated the volatility of our share price at the grant date using a “look-back” period which coincides with the expected term, defined below. We believe using a “look-back” period which coincides with the expected term is the most appropriate measure for determining expected volatility.

•	Expected term—we estimated the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”

•	Risk-free interest rate—we estimated the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

•	Dividends—we used an expected dividend yield of zero because we had not declared or paid a cash dividend since July 2001, nor had we planned to at the time of grant.

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

Goodwill and Intangible Assets

At least annually, we evaluate goodwill for potential impairment. We test goodwill for impairment at the reporting unit level, which we have determined to be the components one level below our operating segments, as these components constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. Presently, goodwill exists in five of our reporting units—one within our Global Power Group business segment and four within our Global E&C Group business segment.

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

During our 2013 annual evaluation, we noted that the indicated fair value was above the carrying value for each of our reporting units.

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

Deferred tax assets are reduced by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of loss carryforwards (or other deferred tax assets) will not be realized in the future. In evaluating our ability to realize our deferred tax assets within the various tax jurisdictions in which they arise, we consider all available positive and negative evidence, including scheduled reversals of taxable temporary differences, projected future taxable income, tax planning strategies and recent financial performance. Projecting future taxable income requires significant assumptions about future operating results, as well as the timing and character of taxable income in numerous jurisdictions. We have a valuation allowance of approximately $420,100 recorded as of December 31, 2013 (primarily in the U.S.). The majority of the U.S. federal tax benefits, against which valuation allowances have been established, do not expire until 2025 and beyond, based on current tax laws.

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

Our subsidiaries file income tax returns in many tax jurisdictions, including the United States, several U.S. states and numerous non-U.S. jurisdictions around the world. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by jurisdiction. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in a number of jurisdictions may expire within 12 months from the balance sheet date. As a result, we expect recurring changes in unrecognized tax benefits due to the expiration of the statute of limitations, none of which are expected to be individually significant. With few exceptions, we are no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before 2009.

During the fourth quarter of 2013, we recorded a tax provision of approximately $10,700 related to a tax audit in a non-U.S. jurisdiction. A number of tax years are under audit by the relevant tax authorities in various jurisdictions, including several states within the U.S. We anticipate that several of these audits may be concluded in the foreseeable future, including in 2013. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the magnitude of any such reduction at this time.

As of December 31, 2013, we had $68,300 of unrecognized tax benefits, all of which would, if recognized, affect our effective tax rate.

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

(amounts in thousands of dollars)

Interest Rate Risk—We are exposed to changes in interest rates should we need to borrow under our senior unsecured credit agreement (there were no such borrowings as of December 31, 2013 and, based on our current operating plans and cash flow forecasts, none are expected in 2014) and, to a limited extent, under our variable rate special-purpose limited recourse project debt for any portion of the debt for which we have not entered into a fixed rate swap agreement. If average market rates are 100-basis points higher in the next 12 months, our interest expense for such period of time would increase, and our income before income taxes would decrease, by approximately $100. This amount has been determined by considering the impact of the hypothetical interest rates on our variable rate borrowings as of December 31, 2013 and does not reflect the impact of interest rate changes on outstanding debt held by certain of our equity interests since such debt is not consolidated on our balance sheet.

Foreign Currency Risk—We operate on a worldwide basis with operations that subject us to foreign currency exchange rate risk mainly relative to the British pound, Chinese Yuan, Euro and U.S. dollar as of December 31, 2013. Under our risk management policies, we do not hedge translation risk exposure.

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

The notional amount of our foreign currency forward contracts provides one measure of our transaction volume outstanding as of the balance sheet date. As of December 31, 2013, we had a total gross notional amount, measured in U.S. dollar equivalent, of approximately $399,800 related to foreign currency forward contracts and the primary currencies hedged were the British pound, Chinese yuan, Euro and U.S. dollar. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contract maturity dates range from 2014 through 2016.

We are exposed to credit loss in the event of non-performance by the counterparties. These counterparties are commercial banks that are primarily rated “BBB+” or better by S&P (or the equivalent by other recognized credit rating agencies). Further significant deterioration of the current global economic and credit market environment could challenge our efforts to maintain our well-diversified asset allocation with creditworthy financial institutions.

Please refer to Note 10 to the consolidated financial statements included in this annual report on Form 10-K for further information on our primary foreign currency forward exchange contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler AG:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Foster Wheeler AG and its subsidiaries (“the Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of the Company’s Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 27, 2014

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands of dollars, except per share amounts)

	2013	2012	2011
Operating revenues	$3,306,450	$3,391,394	$4,458,108
Cost of operating revenues	2,747,401	2,801,351	3,918,440

Contract profit	559,049	590,043	539,668
Selling, general and administrative expenses	357,682	334,075	309,380
Other income, net	(23,424)	(37,490)	(51,457)
Other deductions, net	34,615	34,601	43,968
Interest income	(6,272)	(10,801)	(18,913)
Interest expense	13,227	13,797	12,876
Net asbestos-related provision	30,213	30,505	9,901

Income from continuing operations before income taxes	153,008	225,356	233,913
Provision for income taxes	52,166	62,267	58,514

Income from continuing operations	100,842	163,089	175,399

Discontinued operations:
Income/(loss) from discontinued operations before income taxes	265	(13,193)	1,329
Provision for income taxes from discontinued operations	—	—	—

Income/(loss) from discontinued operations	265	(13,193)	1,329

Net income	101,107	149,896	176,728

Less: Net income attributable to noncontrolling interests	3,940	13,874	14,345

Net income attributable to Foster Wheeler AG	$97,167	$136,022	$162,383

Amounts attributable to Foster Wheeler AG:
Income from continuing operations	$96,902	$149,215	$161,054
Income/(loss) from discontinued operations	265	(13,193)	1,329

Net income attributable to Foster Wheeler AG	$97,167	$136,022	$162,383

Basic earnings per share attributable to Foster Wheeler AG:
Income from continuing operations (see Note 1)	$0.97	$1.39	$1.34
Income/(loss) from discontinued operations	—	(0.12)	0.01

Net income attributable to Foster Wheeler AG	$0.97	$1.27	$1.35

Diluted earnings per share attributable to Foster Wheeler AG:
Income from continuing operations (see Note 1)	$0.96	$1.39	$1.34
Income/(loss) from discontinued operations	—	(0.12)	0.01

Net income attributable to Foster Wheeler AG	$0.96	$1.27	$1.35

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands of dollars)

	2013	2012	2011

Net income	$101,107	$149,896	$176,728
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments	(5,851)	8,044	(24,489)
Tax impact	(8)	(384)	—

Foreign currency translation adjustments, net of tax	(5,859)	7,660	(24,489)

Cash flow hedges adjustments, net of tax:
Unrealized gain/(loss)	687	(6,153)	(7,404)
Tax impact	(261)	2,309	2,531

Unrealized gain/(loss), net of tax	426	(3,844)	(4,873)

Reclassification for losses included in net income	4,546	3,862	4,240
Tax impact	(1,405)	(1,395)	(1,069)

Reclassification for losses included in net income, net of tax	3,141	2,467	3,171

Total cash flow hedges adjustments, net of tax	3,567	(1,377)	(1,702)

Pension and other postretirement benefits adjustments, net of tax:
Net actuarial gain/(loss)	28,338	(66,477)	(93,645)
Tax impact	(1,662)	12,320	8,395

Net actuarial gain/(loss), net of tax	26,676	(54,157)	(85,250)

Prior service credit/(cost)	17,428	(25)	48,056
Tax impact	—	—	(12,494)

Prior service credit/(cost), net of tax	17,428	(25)	35,562

Amortization included in net periodic pension cost (see Note 6 for further information):
Net actuarial loss	18,921	17,308	13,626
Tax impact	1,628	(2,430)	(1,963)

Net actuarial loss, net of tax	20,549	14,878	11,663

Prior service credit	(5,106)	(5,075)	(4,480)
Tax impact	311	401	243

Prior service credit, net of tax	(4,795)	(4,674)	(4,237)

Transition obligation	56	52	46
Tax impact	(13)	13	15

Transition obligation, net of tax	43	65	61

Total pension and other postretirement benefits adjustments, net of tax	59,901	(43,913)	(42,201)

Other comprehensive income/(loss), net of tax	57,609	(37,630)	(68,392)

Comprehensive income	158,716	112,266	108,336
Less: Comprehensive income attributable to noncontrolling interests	3,263	13,779	11,517

Comprehensive income attributable to Foster Wheeler AG	$155,453	$98,487	$96,819

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands of dollars, except share data and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$556,190	$582,322
Accounts and notes receivable, net:
Trade	671,770	609,213
Other	57,262	86,981
Contracts in process	197,232	228,979
Prepaid, deferred and refundable income taxes	62,856	57,404
Other current assets	38,431	47,138
Current assets of discontinued operations	—	1,505

Total current assets	1,583,741	1,613,542

Land, buildings and equipment, net	279,981	285,402
Restricted cash	82,867	62,189
Notes and accounts receivable - long-term	15,060	14,119
Investments in and advances to unconsolidated affiliates	181,315	205,476
Goodwill	169,801	133,518
Other intangible assets, net	113,463	105,100
Asbestos-related insurance recovery receivable	120,489	132,438
Long-term assets of discontinued operations	—	49,579
Other assets	143,848	90,509
Deferred tax assets	49,707	42,052

TOTAL ASSETS	$2,740,272	$2,733,924

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$12,513	$13,672
Accounts payable	282,403	298,411
Accrued expenses	304,312	231,602
Billings in excess of costs and estimated earnings on uncompleted contracts	569,652	564,356
Income taxes payable	39,078	64,992
Liabilities of discontinued operations	—	3,154

Total current liabilities	1,207,958	1,176,187

Long-term debt	113,719	124,034
Deferred tax liabilities	39,714	40,889
Pension, postretirement and other employee benefits	111,221	177,345
Asbestos-related liability	257,180	259,350
Other long-term liabilities	210,651	190,132
Commitments and contingencies

TOTAL LIABILITIES	1,940,443	1,967,937

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	15,664	8,594

TOTAL TEMPORARY EQUITY	15,664	8,594

	December 31, 2013	December 31, 2012
Equity:
Registered shares:
CHF 3.00 par value; authorized: 157,863,694 shares and 171,018,974 shares; conditionally authorized: 58,168,412 shares and 59,369,723 shares; issued: 105,642,900 shares and 108,701,018 shares; outstanding: 99,051,200 shares and 104,441,589 shares.	259,937	269,633
Paid-in capital	216,450	266,943
Retained earnings	933,160	835,993
Accumulated other comprehensive loss	(509,317)	(567,603)
Treasury shares (outstanding: 6,591,700 shares and 4,259,429 shares)	(150,131)	(90,976)

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	750,099	713,990

Noncontrolling interests	34,066	43,403

TOTAL EQUITY	784,165	757,393

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$2,740,272	$2,733,924

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands of dollars, except share data)

	Shares		Registered Shares Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares Value	Total Foster Wheeler AG Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Registered	Treasury
Balance at December 31, 2010	128,948,622	4,312,710	$334,052	$659,739	$537,588	$(464,504)	$(99,182)	$967,693	$47,656	$1,015,349
Net income	—	—	—	—	162,383	—	—	162,383	14,345	176,728
Other comprehensive loss, net of tax	—	—	—	—	—	(65,564)	—	(65,564)	(2,828)	(68,392)
Issuance of registered shares upon exercise of stock options	414,361	—	1,334	9,557	—	—	—	10,891	—	10,891
Issuance of registered shares upon vesting of restricted awards	479,150	—	1,570	(1,570)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11,373)	(11,373)
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	—	125	125
Share-based compensation expense	—	—	—	21,791	—	—	—	21,791	—	21,791
Excess tax shortfall related to share-based compensation	—	—	—	(57)	—	—	—	(57)	—	(57)
Repurchase of registered shares	—	17,240,420	—	—	—	—	(409,390)	(409,390)	—	(409,390)
Retirement of registered shares	(4,312,710)	(4,312,710)	(15,775)	(83,407)	—	—	99,182	—	—	—

Balance at December 31, 2011	125,529,423	17,240,420	$321,181	$606,053	$699,971	$(530,068)	$(409,390)	$687,747	$47,925	$735,672

Net income	—	—	—	—	136,022	—	—	136,022	13,874	149,896
Other comprehensive loss, net of tax	—	—	—	—	—	(37,535)	—	(37,535)	(95)	(37,630)
Issuance of registered shares upon exercise of stock options	48,623	—	158	649	—	—	—	807	—	807
Issuance of registered shares upon vesting of restricted awards	363,392	—	1,179	(1,179)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(18,301)	(18,301)
Share-based compensation expense	—	—	—	18,023	—	—	—	18,023	—	18,023
Excess tax shortfall related to share-based compensation	—	—	—	(98)	—	—	—	(98)	—	(98)
Repurchase of registered shares	—	4,259,429	—	—	—	—	(90,976)	(90,976)	—	(90,976)
Retirement of registered shares	(17,240,420)	(17,240,420)	(52,885)	(356,505)	—	—	409,390	—	—	—

Balance at December 31, 2012	108,701,018	4,259,429	$269,633	$266,943	$835,993	$(567,603)	$(90,976)	$713,990	$43,403	$757,393

Net income	—	—	—	—	97,167	—	—	97,167	3,940	101,107
Other comprehensive income/(loss), net of tax	—	—	—	—	—	58,286	—	58,286	(677)	57,609
Issuance of registered shares upon exercise of stock options	882,830	—	2,889	16,267	—	—	—	19,156	—	19,156
Issuance of registered shares upon vesting of restricted awards	318,481	—	1,023	(1,023)	—	—	—	—	—	—

	Shares		Registered Shares Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares Value	Total Foster Wheeler AG Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Registered	Treasury
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(12,600)	(12,600)
Share-based compensation expense	—	—	—	11,783	—	—	—	11,783	—	11,783
Excess tax shortfall related to share-based compensation	—	—	—	(152)	—	—	—	(152)	—	(152)
Repurchase of registered shares	—	6,591,700	—	—	—	—	(150,131)	(150,131)	—	(150,131)
Retirement of registered shares	(4,259,429)	(4,259,429)	(13,608)	(77,368)	—	—	90,976	—	—	—

Balance at December 31, 2013	105,642,900	6,591,700	$259,937	$216,450	$933,160	$(509,317)	$(150,131)	$750,099	$34,066	$784,165

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands of dollars)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$101,107	$149,896	$176,728
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	57,574	50,234	44,551
Net non-cash asbestos-related provision	45,957	30,505	9,915
Share-based compensation expense	18,853	21,623	21,849
Shortfall in tax benefit related to share-based compensation	151	98	57
Deferred income tax benefit	(6,752)	(9,669)	(16,316)
Gain on sale of assets	—	(173)	(974)
Dividends, net of equity in earnings of unconsolidated affiliates	40,621	3,012	8,017
Other noncash items, net	283	936	—
Changes in assets and liabilities, net of effects from acquisitions and divestiture:
(Increase)/decrease in receivables	(8,962)	(154,035)	128,672
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	29,832	(57,247)	(127,789)
(Decrease)/increase in accounts payable and accrued expenses	(15,417)	44,845	9,085
(Decrease)/increase in income taxes payable	(34,032)	23,082	(5,192)
Net change in other current assets and liabilities	4,010	385	(3,356)
Decrease in pension, postretirement and other employee benefits	(22,668)	(23,850)	(73,464)
Net change in asbestos-related assets and liabilities	(18,162)	(8,993)	(7,898)
Net change in other long-term assets and liabilities	10	21,720	20,061

Net cash provided by operating activities — continuing operations	192,405	92,369	183,946

Net cash (used in)/provided by operating activities — discontinued operations	(385)	932	1,800

Net cash provided by operating activities	192,020	93,301	185,746

CASH FLOWS FROM INVESTING ACTIVITIES
Payments related to acquisition of businesses, net of cash acquired	(52,127)	(69,675)	(29,376)
Proceeds from disposition of business	48,600	—	—
Change in restricted cash	(17,413)	(18,135)	(18,707)
Capital expenditures	(27,725)	(34,687)	(26,219)
Investments in and advances to unconsolidated affiliates	(11,618)	(2,003)	—
Return of investment from unconsolidated affiliates	87	6,207	2
Purchase of short-term investments	—	—	(1,546)
Proceeds from sale of short-term investments	—	1,255	—
Other investing activities	1,176	578	2,157

Net cash used in investing activities — continuing operations	(59,020)	(116,460)	(73,689)

Net cash provided by/(used in) investing activities — discontinued operations	385	(932)	(1,800)

Net cash used in investing activities	(58,635)	(117,392)	(75,489)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	(150,131)	(90,976)	(409,390)
Distributions to noncontrolling interests	(12,600)	(18,301)	(11,373)

	2013	2012	2011
Proceeds from capital contribution from noncontrolling interests	—	—	138
Proceeds from stock options exercised	19,156	807	11,910
Shortfall in tax benefit related to share-based compensation	(151)	(98)	(57)
Payment of deferred financing costs	—	(3,993)	—
Repayment of debt and capital lease obligations	(14,856)	(13,017)	(12,530)

Net cash used in financing activities	(158,582)	(125,578)	(421,302)

Effect of exchange rate changes on cash and cash equivalents	(935)	13,942	(28,069)

Decrease in cash and cash equivalents	(26,132)	(135,727)	(339,114)
Less: Decrease in cash and cash equivalents — discontinued operations	—	—	—

Decrease in cash and cash equivalents — continuing operations	(26,132)	(135,727)	(339,114)

Cash and cash equivalents at beginning of year	582,322	718,049	1,057,163

CASH AND CASH EQUIVALENTS AT END OF YEAR	$556,190	$582,322	$718,049

Cash paid during the year for:
Interest (net of amount capitalized)	$10,382	$10,724	$12,193

Income taxes	$98,197	$62,919	$82,265

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation – The fiscal year of Foster Wheeler AG ends on December 31 of each calendar year. Foster Wheeler AG’s fiscal quarters end on the last day of March, June and September. The fiscal years of our non-U.S. operations are the same as the parent’s. The fiscal year of our U.S. operations is the 52- or 53-week annual accounting period ending on the last Friday in December.

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

Reclassifications also include the presentation of our former waste-to-energy business as a result of its classification as held-for-sale and, in turn, discontinued operations. Please refer to Note 18 for further information.

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

	2013	2012	2011
Number of separate projects	36	33	43
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions	$98,900	$66,000	$35,200

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

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims as additional contract revenue if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. These two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred, which can include amounts from unapproved change orders when the two requirements described above are met. Unapproved change orders or similar items subject to uncertainty that do not meet the two requirements described above are expensed without the recognition of additional contract revenue. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. Our consolidated financial statements included commercial claims of $4,500 and $8,800 as of December 31, 2013 and 2012, respectively, of which substantially all costs had been incurred as of December 31, 2013 and 2012.

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. In the event that we defer pre-contract costs and we are not successful in obtaining the contract, we write off the deferred costs through our consolidated statement of operations in the period when we no longer assess recoverability of such costs as probable. Deferred pre-contract costs were inconsequential as of December 31, 2013 and 2012.

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

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments with original maturities of three months or less at the date of acquisition. We are dependent on cash repatriations from our subsidiaries to cover payments and expenses of our parent holding company in Switzerland, to cover cash needs related to our asbestos-related liability and other overhead expenses in the U.S. and, at our discretion, specific liquidity needs, such as funding acquisitions and our share repurchase program. Cash and cash equivalents of $416,657 and $470,546 were held by our non-U.S. entities as of December 31, 2013 and 2012, respectively. These entities require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization requirements and, in some cases, contractual restrictions. Accordingly, a portion of these funds may not be readily available for repatriation to our entities in Switzerland or the U.S.

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

	December 31, 2013	December 31, 2012
Costs and estimated earnings on uncompleted contracts:
Cost incurred on uncompleted contracts	$15,787,814	$16,159,666
Estimated earnings on uncompleted contracts	2,625,264	2,887,117

Gross cost incurred and estimated earnings on uncompleted contracts	18,413,078	19,046,783
Less: Billings to date	18,785,498	19,382,160

Net liability position of contract portfolio	$(372,420)	$(335,377)

Balances included on the consolidated balance sheet:
Contracts in process	$197,232	$228,979
Billings in excess of costs and estimated earnings on uncompleted contracts	569,652	564,356

Net liability position of contract portfolio	$(372,420)	$(335,377)

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method. We had inventories of $11,998 and $18,414 as of December 31, 2013 and 2012, respectively. Such amounts are recorded within other current assets on the consolidated balance sheet.

Land, Buildings and Equipment — Depreciation is computed on a straight-line basis using estimated lives ranging from 10 to 50 years for buildings, from 20 to 35 years for power generation facilities and related equipment and from 3 to 15 years for other equipment. Depreciation expense is allocated to cost of operating revenues or selling, general and administrative expenses based on the manner in which the underlying assets are deployed. Expenditures for maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses, if any, are reflected in earnings.

Restricted Cash — The following table details our restricted cash balances held by our entities:

	December 31, 2013			December 31, 2012
	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Held by special-purpose entities and restricted for debt service payments	$5,303	$275	$5,578	$17,970	$273	$18,243
Held to collateralize letters of credit and bank guarantees	887	6,200	7,087	1,542	7,101	8,643
Client dedicated accounts	70,202	—	70,202	32,225	3,078	35,303

Total	$76,392	$6,475	$82,867	$51,737	$10,452	$62,189

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

As of December 31, 2013 and 2012, we participated in certain entities determined to be VIEs, including a gas-fired cogeneration facility in Martinez, California and a refinery/electric power generation project in Chile. We consolidate the operations of the Martinez project while we record our participation in the project in Chile on the equity method of accounting.

Please see Note 5 for further information regarding our participation in these projects.

Goodwill and Other Intangible Assets — Goodwill arising from business acquisitions is allocated to the appropriate reporting unit on a relative fair value basis at the time of acquisition. Other intangible assets consist principally of patents, trademarks, customer relationships, pipeline, backlog and technology and are amortized over their respective estimated useful lives and reviewed for impairment together with other tangible long-lived assets whenever events or circumstances indicate that an impairment may exist. The estimated remaining useful lives of our other intangible assets as of December 31, 2013 ranged from: patents 3 to 10 years; trademarks 1 to 22 years; customer relationships, pipeline and backlog 2 to 14 years; and technology up to 6 years.

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

We first perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount; if so, no further assessments are performed. For reporting units where that is not the case, we perform a goodwill impairment test. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step compares the implied fair value of the reporting unit’s goodwill, based on a hypothetical purchase price allocation, with the carrying amount of that goodwill. In the fourth quarter of each year, we evaluate goodwill at each reporting unit based on assumptions used to estimate the fair value of our reporting units and assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. As of December 31, 2013 and 2012, the estimated fair value of each of the reporting units was sufficiently in excess of its carrying values even after conducting various sensitivity analyses on key assumptions, such that no adjustment to the carrying values of goodwill was required.

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

We make no provision for incremental income taxes on subsidiary earnings, which have been retained in the subsidiary’s country of domicile, if we expect such earnings to be indefinitely reinvested in that jurisdiction. Unremitted earnings of our subsidiaries, that have been, or are intended to be, permanently reinvested (and for which no incremental income tax has been provided) aggregated $337,257 as of December 31, 2013. We are unable to precisely estimate the additional tax that would be incurred, if these amounts were repatriated due to the complexity in (i) calculating the potential foreign tax credit or other relief mechanisms from double taxation available with respect to the distributions, (ii) the effect of the adjusted tax bases of our several subsidiaries on the determination of the income subject to tax as well as (iii) the impact that such a significant distribution would have on rationalizing the mix of the debt and equity capital of our intermediary subsidiaries. Subject to the foregoing limitations, were our indefinitely reinvested earnings as of the balance sheet date to be distributed all in one year, we currently estimate the amount of tax due to be within the range of approximately $10,000 to $30,000. Given that the unremitted earnings are intended to be invested indefinitely, the amount of additional tax can fluctuate significantly from period to period as a result of several additional factors such as future changes in tax rates, the continuing availability of tax attributes such as tax losses or tax credit carryovers of our intermediary subsidiaries and potential changes to our legal entity ownership structure.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other deductions, net on our consolidated statement of operations. The net balance of our foreign currency transaction gains and losses for 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Net foreign currency transaction gains/(losses)	$(273)	$874	$1,105

Net foreign currency transaction gains/(losses), net of tax	$(180)	$617	$830

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Financial instruments valued independent of the fair value hierarchy:

•	Cash, Cash Equivalents and Restricted Cash — The carrying value of our cash, cash equivalents and restricted cash approximates fair value because of the demand nature of many of our deposits or short-term maturity of these instruments.

Financial instruments valued within the fair value hierarchy:

•	Long-term Debt — We estimate the fair value of our long-term debt (including current installments) based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities using level 2 inputs.

•	Foreign Currency Forward Contracts — We estimate the fair value of foreign currency forward contracts by obtaining quotes from financial institutions or market transactions in either the listed or over-the-counter markets. Our estimate of the fair value of foreign currency forward contracts also includes an assessment of non-performance by our counterparties. We further corroborate the valuations with observable market data using level 2 inputs.

•	Interest Rate Swaps — We estimate the fair value of our interest rate swaps based on quotes obtained from financial institutions, which we further corroborate with observable market data using level 2 inputs.

•	Defined Benefit Pension Plan Assets — We estimate the fair value of investments in equity securities at each year-end based on quotes obtained from financial institutions. The fair value of investments in commingled funds, invested primarily in debt and equity securities, is based on the net asset values communicated by the respective asset manager. We further corroborate the above valuations with observable market data using level 1 and 2 inputs. Additionally, we hold investments in private investment funds that are valued at net asset value as communicated by the asset manager using level 2 or 3 unobservable market data inputs.

Our assets and liabilities that are measured at fair value in our statement of financial position as of December 31, 2013 and 2012 include the following:

	2013			2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Fair value measurements:
Assets:
Assets measured at fair value on a recurring basis:

Foreign currency forward contracts	$—	$7,361	$—	$—	$7,397	$—

	2013			2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets measured at fair value on a non-recurring basis:

Long-lived assets included in discontinued operations	$—	$—	$—	$—	$—	$48,739
Investment in an unconsolidated affiliate	—	—	35,096	—	—	—

Total assets measured at fair value on a non-recurring basis	$—	$—	$35,096	$—	$—	$48,739

Liabilities:
Contingent consideration liability	$—	$—	$—	$—	$—	$1,012
Liabilities measured at fair value on a recurring basis:

Foreign currency forward contracts	$—	$2,405	$—	$—	$4,924	$—
Interest rate swap contracts	—	7,866	—	—	10,490	—

Total liabilities measured at fair value on a recurring basis	$—	$10,271	$—	$—	$15,414	$—

The long-lived assets included in discontinued operations, presented in the table above, relate to our waste-to-energy facility in Camden, New Jersey which was sold during 2013. Please refer to Note 18 for additional information.

The investment in an unconsolidated affiliate, presented in the table above, relates to our equity interest investment in a waste-to-energy project where the carrying value of our investment approximated fair value at December 31, 2013 as a result of an impairment charge at the investee level. Please see Note 5 for further information.

The contingent consideration liability, presented in the table above, was paid during 2013 and the payment amount equaled the fair value of contingent consideration liability as of December 31, 2012.

Please see Note 7 for the fair value of our long-term debt, which is held at carrying amount on our consolidated balance sheet, and Note 8 for the fair value of our defined benefit pension plan assets included in each of our plans’ funded status on our consolidated balance sheet.

External Legal Fees — External legal fees are expensed as incurred and recorded in other deductions, net on our consolidated statement of operations with the exception of external legal fees associated with asbestos defense costs (please refer to Note 16 for further information related to our accounting for asbestos defense costs). We incurred external legal fees, excluding asbestos defense costs, of approximately $22,700, $16,100 and $17,800 for 2013, 2012 and 2011, respectively, which include external legal fees related to project claims.

Restrictions on Shareholders’ Dividends — We have not declared or paid a cash dividend since July 2001. Our current senior unsecured credit agreement contains limitations on cash dividend payments.

On February 26, 2014, our Board of Directors approved a proposal to our shareholders for a one-time dividend of $0.40 per share. Please refer to Note 19 for further information regarding our proposed dividend.

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

The computations of basic and diluted earnings per share from continuing operations were as follows:

	2013	2012	2011
Income from continuing operations attributable to Foster Wheeler AG	$96,902	$149,215	$161,054

Basic weighted- average number of shares outstanding	100,301,834	107,054,284	120,085,704
Effect of dilutive securities	1,084,839	259,255	418,779

Diluted weighted- average number of shares outstanding	101,386,673	107,313,539	120,504,483

Income from continuing operations per share:
Basic	$0.97	$1.39	$1.34

Diluted	$0.96	$1.39	$1.34

The following table summarizes share-based compensation awards not included in the calculation of diluted earnings per share as the assumed proceeds from those awards, on a per share basis, were greater than the average share price for the period, which would result in an antidilutive effect on diluted earnings per share:

	2013	2012	2011
Stock options	1,288,446	1,860,018	1,304,190

Performance-based restricted share units	124,625	195,430	230,337

2. Business Combinations

2013 Acquisitions:

In June 2013, we acquired all of the outstanding shares of a privately held upstream consultancy business located in the United Kingdom and additional related assets in the Middle East. This acquired business specializes in field development and project decision support, focused on the evaluation and implementation of oil and gas field developments covering greenfield and brownfield assets. We paid cash consideration net of cash acquired of £6,000 (approximately $9,300 based on the exchange rates in effect on the payment dates). The sale and purchase agreement also included an earnout provision for additional consideration with an estimated maximum of £3,000 (approximately $4,600 based on the exchange rate in effect on December 31, 2013), depending on the acquired business’ performance, as defined in the sale and purchase agreement, over a period of approximately 3 and a half years subsequent to the acquisition date. Any amounts recognized under the earnout will be reported as compensation expense in periods subsequent to the acquisition date rather than as part of the purchase price for the business. Our consolidated balance sheet as of December 31, 2013 included a preliminary purchase price allocation for this acquisition as we are in process of finalizing the valuation of the individual assets acquired and liabilities assumed. The preliminary purchase price allocation was based on the best estimate of management and we expect to finalize the purchase price allocation upon completion of an independent appraisal over the next several months, but no later than one year from the acquisition date. The preliminary purchase price allocation and pro forma impact assuming the acquisition had occurred as of the beginning of 2012 were not significant to our consolidated financial statements. As a result of the preliminary purchase price allocation, we recognized goodwill of $4,465 and other intangible assets of $5,307 related to this acquisition. The assets, liabilities and results of operations of the acquired business are included within our Global Engineering and Construction Group (“Global E&C Group”) business segment.

Also in June 2013, we acquired all of the outstanding shares of a privately held engineering and project management business located in Mexico with experience in both offshore and onshore upstream oil and gas, downstream oil and gas and power projects. We paid cash consideration net of cash acquired of approximately $15,700. Our consolidated balance sheet as of December 31, 2013 included a preliminary purchase price allocation for this acquisition as we are in process of finalizing the valuation of the individual assets acquired and liabilities assumed. The preliminary purchase price allocation was based on the best estimate of management and we expect to finalize the purchase price allocation upon completion of an independent appraisal over the next several months, but no later than one year from the acquisition date. The preliminary purchase price allocation and pro forma impact assuming the acquisition had occurred as of the beginning of 2012 were not significant to our consolidated financial statements. As part of our post-acquisition valuation of assets and liabilities acquired, we recorded additional assets and liabilities of $20,782 and $32,647, respectively, and recorded a corresponding net increase to goodwill of $11,865. As a result of the preliminary purchase price allocation, we recognized goodwill of $18,143 and other intangible assets of $7,100 related to this acquisition. The assets, liabilities and results of operations of the acquired business are included within our Global E&C Group business segment.

During our U.S. operations’ fiscal first quarter of 2013, we acquired all of the outstanding shares of a privately held U.S.-based business that specializes in the management of construction and commissioning of pharmaceutical and biotech facilities and which also has the capabilities to manage the full engineering, procurement and construction of such facilities. In addition, the acquired business has the ability to provide modular project delivery services on a worldwide basis through its participation in a business partnership. We paid cash consideration net of cash acquired of approximately $25,100. The sale and purchase agreement also included an earnout provision for additional consideration with an estimated maximum of approximately $6,600, depending on the acquired business’ performance, as defined in the sale and purchase agreement, over a period of approximately 5 years subsequent to the acquisition date. Any amounts recognized under the earnout will be reported as compensation expense in periods subsequent to the acquisition date rather than as part of the purchase price for the business. The purchase price allocation and pro forma impact assuming the acquisition had occurred as of the beginning of 2012 were not significant to our consolidated financial statements. As a result of the purchase price allocation, we recognized goodwill of $10,571 and other intangible assets of $13,980 related to this acquisition. The assets, liabilities and results of operations of the acquired business are included within our Global E&C Group business segment.

2012 Acquisition:

In November 2012, we acquired all of the outstanding shares of a privately held multi-discipline full service engineering, procurement, and construction management business located in North America. We paid cash consideration net of cash acquired of approximately $68,500. The sale and purchase agreement also included an earnout provision for additional consideration with an estimated maximum of approximately $20,000, depending on the acquired business’ performance, as defined in the sale and purchase agreement, over a period of approximately 5 years subsequent to the acquisition date. The earnout will be reported as compensation expense in periods subsequent to the acquisition date rather than as part of the purchase price for the business. As a result of the purchase price allocation, we recognized goodwill of $18,708 and other intangible assets of $42,921 related to this acquisition. The assets, liabilities and results of operations of the acquired business are included within our Global E&C Group business segment.

Allocation of purchase price:

The following table presents the allocation of the purchase price for the aggregate assets acquired, liabilities assumed and goodwill for the acquisitions described above:

	For the Years Ended
	December 31, 2013	December 31, 2012
Number of businesses acquired	3	2
Allocation of Purchase Price:
Assets
Cash and cash equivalents	$1,515	$2,717
Trade and other receivables	41,091	25,125
Contracts in process	2,438	1,598
Other current assets	1,125	655
Land, buildings and equipment	1,408	7,749
Other assets *	24,229	535
Identifiable intangible assets:
Customer relationships and backlog	23,843	40,396
Trademarks	1,220	606
Other	1,365	1,919

Total amount allocated to identifiable intangible assets	26,428	42,921

Liabilities
Accounts payable and accrued expenses	31,942	12,390
Billings in excess of costs and estimated earnings on uncompleted contracts	5,558	17
Income taxes payable	19,858	802
Other current liabilities	16,713	250
Deferred tax liabilities	3,151	10,730
Other long-term liabilities	2,548	3,954

Total identifiable net assets acquired	18,464	53,157

Goodwill **	33,179	21,261

Total purchase price **	$51,643	$74,418

*	The balance related to other assets for our acquisitions for the year ended December 31, 2013 included a receivable for indemnification rights from a seller of an acquired business.
**	The total purchase price for our acquisitions for the year ended December 31, 2012 was increased by a working capital adjustment of $2,026 paid in 2013, which also resulted in a corresponding increase to goodwill.

As noted above, the amounts for two of the acquisitions that occurred in the year ended December 31, 2013 are based on preliminary estimates of the fair value of the identifiable assets acquired and liabilities assumed. These estimates are subject to revision, which may result in adjustments to the amounts presented. We expect to finalize these amounts within 12 months from the respective acquisition dates. We do not expect any adjustments to be material.

Pro forma results have not been presented because the pro forma effect of these acquisitions is not material to our consolidated financial results for any periods presented.

Goodwill:

The factors contributing to a purchase price that resulted in the recognition of goodwill include (i) the opportunity to expand our product offerings; (ii) the opportunity to enter new geographic markets; (iii) the opportunity of achieving operating synergies; and (iv) acquiring a workforce with capabilities in the engineering, procurement, and construction management business to expand capabilities.

During 2013, we recognized goodwill of $10,571 that is expected to be deductible for income tax purposes. None of the goodwill recognized in 2012 is expected to be deductible for income tax purposes.

Intangible Assets:

Intangible assets are amortized based on the period over which the economic benefits of the intangible assets are expected to be realized. Our intangibles assets include the following:

•	Customer relationships and backlog have estimated useful lives ranging from two to 13 years and two to 15 years for acquisitions in the years ended December 31, 2013 and 2012, respectively;

•	Trademarks have estimated useful lives ranging from two to 12 years for acquisitions in the year ended December 31, 2013 and an estimated useful life of five years for the acquisition in the year ended December 31, 2012; and

•	Other intangible assets represent the fair values of the existing non-compete agreements and software, which have estimated useful lives ranging from five to six years for acquisitions in the year ended December 31, 2013 and an estimated useful lives ranging from four to seven years for the acquisition in the year ended December 31, 2012.

2011 Acquisition:

In December 2011, we acquired the stock of Graf-Wulff GmbH, a company based in Germany, for a purchase price of approximately €22,300 (approximately $29,400 at the exchange rate on the date of the acquisition), net of cash acquired. The acquired company designs, manufactures and installs equipment which utilizes circulating dry ash flue gas scrubbing technology for all types of steam generators in the power and industrial sectors. The purchase price allocation for this acquisition was not significant to our consolidated financial statements. This company’s financial results are included within our Global Power Group business segment.

Operating Revenues and Performance:

We utilize EBITDA, defined in Note 14, as the primary measure of operating performance.

The table below presents the third-party operating revenues and EBITDA balances included in our consolidated financial results for the above acquisitions during the respective year of their acquisition. The impact of each acquired company is only included in the respective year of their acquisition and the impact is not included in the subsequent year(s) presented below.

Operating revenues and EBITDA for the above acquisitions, which were included in our consolidated financial results, during their respective year of acquisition were:

	2013	2012	2011
Operating revenues	$110,094	$11,687	$—
EBITDA	$(1,407)	$1,106	$—

There were no third-party operating revenues or EBITDA in 2011 as Graf-Wulff GmbH was acquired on December 31, 2011, the last day of 2011.

3. Accounts and Notes Receivable, net

The following table shows the components of trade accounts and notes receivable:

	December 31, 2013	December 31, 2012
Receivables from long-term contracts due within one year	$664,691	$601,249

Retention receivables estimated to be due in:
One year	13,315	18,028
Two years and thereafter	1,207	560

Total retention receivables	14,522	18,588

Trade accounts and notes receivable, gross	679,213	619,837
Less: Allowance for doubtful accounts	(7,443)	(10,624)

Trade accounts and notes receivable, net	$671,770	$609,213

We assess the need for an allowance for doubtful accounts on a project-by-project basis. When there is a risk of non-payment related to customer credit risk, we record an allowance for doubtful accounts. Because of the nature of our customer base and our rigorous customer credit risk assessment process prior to entering into contracts, the level of our allowance for doubtful accounts is typically a very small percentage of our gross accounts receivable balance. To the extent that there is a risk of non-payment related to commercial or performance issues, we record an allowance against the valuation of contract work in progress within the contract. We have not recorded a provision for the outstanding retention receivable balances as of December 31, 2013 or 2012.

The following table shows the components of other accounts and notes receivable, net:

	December 31, 2013	December 31, 2012
Asbestos insurance receivable	$21,739	$34,648
Refundable value-added tax	20,267	21,712
Other	15,256	30,621

Other accounts and notes receivable, net	$57,262	$86,981

4. Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 31, 2013	December 31, 2012
Land and land improvements	$19,420	$19,168
Buildings	320,315	303,636
Furniture, fixtures and equipment	359,497	342,605
Construction in progress	1,066	3,886

Land, buildings and equipment, gross	700,298	669,295
Less: Accumulated depreciation	(420,317)	(383,893)

Land, buildings and equipment, net	$279,981	$285,402

Depreciation expense for 2013, 2012 and 2011 was $40,280, $38,013 and $37,168, respectively.

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

The summarized financial information presented below for the project in Chile includes an estimated recovery under a property damage insurance policy and an estimated recovery under a business interruption insurance policy for the income statement data for 2011.

We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for these entities (each as a whole) based on where the projects are located:

	December 31, 2013		December 31, 2012
	Italy	Chile	Italy	Chile
Balance Sheet Data :
Current assets	$156,844	$66,867	$142,584	$137,626
Other assets (primarily buildings and equipment)	259,392	88,936	358,366	98,550
Current liabilities	108,769	25,643	91,085	60,082
Other liabilities (primarily long-term debt)	149,578	14,482	214,025	23,061

Net assets	$157,889	$115,678	$195,840	$153,033

	2013		2012		2011
	Italy	Chile	Italy	Chile	Italy	Chile
Income Statement Data:
Total revenues	$148,971	$75,265	$147,200	$93,460	$157,411	$80,692
Gross profit/(loss)	(46,487)	41,811	13,223	54,350	49,520	33,284
(Loss)/income before income taxes	(53,730)	39,358	3,726	58,093	37,728	57,594
Net (loss)/earnings	(35,864)	31,860	2,743	42,048	22,238	44,230

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

Our consolidated financial statements reflect the following amounts related to our unconsolidated affiliates in Italy and Chile:

	2013	2012	2011
Equity in the net earnings of unconsolidated affiliates	$15,001	$23,012	$40,615
Distributions from equity affiliates	$55,933	$31,917	$47,659

	December 31, 2013	December 31, 2012
Investments in unconsolidated affiliates	$150,558	$187,363

Our share of the undistributed retained earnings of our equity investees amounted to approximately $68,200 and $110,200 as of December 31, 2013 and 2012, respectively.

During 2013, our Global E&C Group’s projects in Italy experienced an equity loss of $12,541, inclusive of the impact of an impairment charge of $22,400 on one of our projects discussed below. Our equity earnings from our projects in Italy were $2,725 and $9,744 in 2012 and 2011, respectively.

Our equity earnings in 2013 included the impact of an impairment charge of $22,400 on our equity interest investment in a waste-to-energy project in Italy. The reduction in fair value of our investment resulted from changed market conditions with respect to waste tariffs and the type of waste delivered to the plant, coupled with reduced operating performance of the plant compared to projected performance. We and our partner in the investment have concluded that we will continue to operate the plant and may consider future capital investments to improve its operating performance including a potential increase to the overall waste treatment and electric production compared to current levels. This impairment was recorded at the investee level. As a result of the foregoing, the carrying value of our investment approximated fair value at December 31, 2013.

Also during 2013, our equity earnings were favorably impacted by two items which occurred in 2013: a governmental authority mandated rate change for energy generated prior to 2013, that favorably impacted three of our projects by an aggregate amount of $4,900, and a governmental return on investment credit received by one of our projects, that was deemed a critical energy producing facility, that favorably impacted that project by $2,200. Additionally, our equity earnings from our projects in Italy were favorably impacted by the inclusion of two items recognized in 2012: a charge to establish a reserve against its receivable for emission rights and the impact of an extended facility maintenance shutdown during 2012. Our equity earnings during 2012, compared to 2011, were unfavorably impacted by the above two items recognized in 2012.

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

Our equity earnings from our project in Chile were $27,542, $20,287 and $30,871 in 2013, 2012 and 2011, respectively. The increase in equity earnings in 2013, compared to the same period in 2012, was primarily driven by two items: a $3,200 increase in our share of the project’s 2012 earnings recognized as a result of a revised earnings allocation for 2012 that was approved in connection with the approval by the project’s governing board of the 2012 earnings distribution in the second quarter of 2013, and a $3,000 increase from the reversal of an insurance-related contingency during the second quarter of 2013.

The decrease in equity earnings in 2012, compared to 2011, was primarily driven by the impact of lower marginal rates for electrical power generation and the impact of a higher statutory tax rate in Chile, partially offset by an increase in the project’s volume of electricity produced in 2012.

Equity earnings in 2011 included our equity interest in the after tax estimated recovery under our project in Chile’s business interruption insurance policy which covered the period from the date of the earthquake through the period when the facility resumed normal operating activities.

We have guaranteed certain performance obligations of our project in Chile. We have a contingent obligation, which is measured annually based on the operating results of our project in Chile for the preceding year and is shared equally with our minority interest partner. We did not have a current payment obligation under this guarantee as of December 31, 2013.

In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that our project in Chile does not generate sufficient cash flows to make such payments. We are required to maintain the debt service reserve letter of credit during the term of our project in Chile’s debt, which matures in 2014. As of December 31, 2013, no amounts have been drawn under this letter of credit and we do not anticipate any amounts being drawn under this letter of credit.

We also have a wholly-owned subsidiary that provides operations and maintenance services to our project in Chile. We record the fees for operations and maintenance services in operating revenues on our consolidated statement of operations and the corresponding receivable in trade accounts and notes receivable on our consolidated balance sheet.

Our consolidated financial statements include the following balances related to our project in Chile:

	2013	2012	2011
Fees for operations and maintenance services (included in operating revenues)	$11,198	$10,514	$10,655

	December 31, 2013	December 31, 2012
Receivable from our unconsolidated affiliate in Chile (included in trade receivables)	$7,866	$16,933

We also have guaranteed the performance obligations of our wholly-owned subsidiary under the operations and maintenance agreement governing our project in Chile. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have ever been paid under the guarantee.

During the third quarter of 2013, we acquired a 49% interest in a joint venture company that is fully licensed to engineer, procure and construct process facilities in China. We paid cash consideration of approximately CNY 72,000 (approximately $11,600 based on the exchange rate in effect on the closing date). This investment is included in investments in and advances to unconsolidated affiliates on our consolidated balance sheet.

Other Investments

We are the majority equity partner and general partner of a gas-fired cogeneration project in Martinez, California, which we have determined to be a VIE as of December 31, 2013 and 2012. We are the primary beneficiary of the VIE, since we have the power to direct the activities that most significantly impact the VIE’s performance. These activities include the operations and maintenance of the facilities. Accordingly, as the primary beneficiary of the VIE, we have consolidated this entity. The aggregate net assets of this entity are presented below.

Balance Sheet Data (excluding intercompany balances):	December 31, 2013	December 31, 2012
Current assets	$5,897	$15,610
Other assets (primarily buildings and equipment)	36,118	39,194
Current liabilities	3,024	4,825
Other liabilities	4,819	5,452

Net assets	$34,172	$44,527

6. Goodwill and Other Intangible Assets

We have tracked accumulated goodwill impairments since the beginning of fiscal year 2002, our date of adoption of the accounting guidelines related to the assessment of goodwill for impairment. There were no accumulated goodwill impairment losses as of that date.

The following table provides the rollforward of our goodwill balances:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Global E&C Group:
Balance at beginning of year	$59,430	$(42)	$59,388	$40,286	$(42)	$40,244
Goodwill acquired during the year	35,205	—	35,205	19,235	—	19,235
Foreign currency translation adjustment	(2,017)	—	(2,017)	(91)	—	(91)

Balance at end of year	$92,618	$(42)	$92,576	$59,430	$(42)	$59,388

Global Power Group:
Balance at beginning of year	$153,531	$(79,401)	$74,130	$151,277	$(79,401)	$71,876
Goodwill acquired during the year	—	—	—	—	—	—
Foreign currency translation adjustment	3,095	—	3,095	2,254	—	2,254

Balance at end of year	$156,626	$(79,401)	$77,225	$153,531	$(79,401)	$74,130

Total:
Balance at beginning of year	$212,961	$(79,443)	$133,518	$191,563	$(79,443)	$112,120
Goodwill acquired during the year	35,205	—	35,205	19,235	—	19,235
Foreign currency translation adjustment	1,078	—	1,078	2,163	—	2,163

Balance at end of year	$249,244	$(79,443)	$169,801	$212,961	$(79,443)	$133,518

In December 2013, our Global E&C Group’s goodwill balance included increases related to our acquisitions located in the U.S. and Mexico of $10,571 and $18,143, respectively, which were included in the North America geographic region in the table below, and the U.K. of $4,465, portions of which were included in both the Europe and Middle East geographic regions in the table below. Our Global E&C Group’s goodwill balance also includes an increase during 2013 related to a customary working capital adjustment of $2,026 for our 2012 acquisition, which is included in the North America geographic region in the table below. The remaining changes in each of the regions were the result of the impact of foreign currency translation adjustments. In December 2012, we acquired a multi-discipline full service engineering, procurement, and construction management company located in North America, which is included within our Global E&C Group business segment. Please refer to Note 2 for further information regarding these acquisitions.

The following table provides our net carrying amount of goodwill by geographic region in which our reporting units are located:

	Global E&C Group		Global Power Group
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Goodwill Net Carrying Amount:
North America	$84,447	$55,962	$4,266	$4,266
Asia	761	858	—	—
Europe	6,787	2,568	72,959	69,864
Middle East	581	—	—	—

Total	$92,576	$59,388	$77,225	$74,130

The following table sets forth amounts relating to our identifiable intangible assets:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$41,526	$(34,477)	$7,049	$41,103	$(32,273)	$8,830
Trademarks	66,320	(34,113)	32,207	64,582	(31,483)	33,099
Customer relationships, pipeline and backlog	95,199	(25,911)	69,288	72,050	(14,531)	57,519
Technology	6,887	(1,968)	4,919	6,594	(942)	5,652

Total	$209,932	$(96,469)	$113,463	$184,329	$(79,229)	$105,100

As of December 31, 2013, the net carrying amounts of our identifiable intangible assets were $45,635 for our Global Power Group and $67,828 for our Global E&C Group. Amortization expense related to identifiable intangible assets is recorded within cost of operating revenues on the consolidated statement of operations. Amortization expense related to assets other than identifiable intangible assets was not material in 2013, 2012 and 2011. The following table details amortization expense related to identifiable intangible assets by period:

	2013	2012	2011
Amortization expense	$16,531	$11,440	$6,574
Approximate full year amortization expense for years:
2014			$16,800
2015			12,400
2016			9,800
2017			9,400
2018			9,200

7. Borrowings

The following table shows the components of our long-term debt:

	December 31, 2013			December 31, 2012
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$3,040	$51,359	$54,399	$2,545	$53,780	$56,325
Special-Purpose Limited Recourse Project Debt:
FW Power S.r.l.	7,433	55,722	63,155	9,215	61,575	70,790
Energia Holdings, LLC at 11.443% interest, due April 15, 2015	2,040	5,355	7,395	1,912	7,396	9,308
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2024	—	1,283	1,283	—	1,283	1,283

Total	$12,513	$113,719	$126,232	$13,672	$124,034	$137,706

Estimated fair value			$139,912			$155,718

Interest Costs — Interest costs incurred in 2013, 2012, and 2011 were $11,297, $10,894, and $12,859, respectively.

Capital Lease Obligations — We have entered into a series of capital lease obligations, primarily for office buildings. Assets under capital lease obligations are summarized as follows:

	December 31, 2013	December 31, 2012
Buildings and improvements	$38,696	$37,944
Furniture, fixtures and equipment	2,114	2,344

Capital lease assets, gross	40,810	40,288
Less: Accumulated depreciation	(19,698)	(18,062)

Net assets under capital lease obligations	$21,112	$22,226

The following are the minimum lease payments to be made in each of the years indicated for our capital lease obligations as of December 31, 2013:

Years:
2014	$8,265
2015	8,289
2016	8,286
2017	8,634
2018	8,993
Thereafter	43,566

Total minimum lease payments under capital lease obligations	$86,033

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

FW Power S.r.l., which is the owner of certain electric power generating wind farms in Italy, has project financing for two wind farm projects under base facilities. The base facilities bear interest at variable rates based upon 6-month Euribor plus a spread varying from 0.9% to 1.0% throughout the life of the debt and are repayable semi-annually based upon a pre-defined payment schedule through December 31, 2022.

The debt is collateralized by certain revenues and assets of FW Power S.r.l. Our total borrowing capacity under the FW Power S.r.l. credit facilities is €75,300 (approximately $103,700 at the exchange rate as of December 31, 2013).

We have executed interest rate swap contracts that effectively convert approximately 90% of the base facilities to a weighted-average fixed interest rate of 4.48%. The swap contracts are in place through the life of the facilities. See Note 10, “Derivative Financial Instruments – Interest Rate Risk,” for our accounting policy related to these interest rate swap contracts. The interest rate on the portion of the base facilities not subject to the interest rate swap contracts was 0.331% as of December 31, 2013.

The Energia Holdings, LLC notes are collateralized by certain revenues and assets of a special-purpose subsidiary, which has an indirect ownership interest in our project in Chile, described in Note 5.

Subordinated Robbins Facility Exit Funding Obligations (“Robbins bonds”) — In connection with the restructuring of debt incurred to finance construction of a waste-to-energy facility in the Village of Robbins, Illinois in the U.S., we assumed certain subordinated obligations. The 1999C Bonds due October 15, 2024 (the “1999C bonds”) are the only Robbins bonds outstanding as of December 31, 2013, as the remaining subordinated obligations were paid off in full at their scheduled maturity dates. The 1999C bonds are subject to mandatory sinking fund reduction prior to maturity at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date. On October 3, 2008, we acquired a portion of our 1999C bonds, plus accrued and unpaid interest to date.

Aggregate Maturities — Aggregate principal repayments and sinking fund requirements of long-term debt, excluding payments on capital lease obligations, over the next five years are as follows:

Aggregate maturities by year:
2014	$9,473
2015	13,363
2016	8,249
2017	8,694
2018	6,275
Thereafter	25,779

Total long-term debt payments, excluding capital lease obligations	$71,833

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

Our new senior credit agreement contains various customary restrictive covenants. In addition, our new senior credit agreement contains financial covenants relating to leverage and interest coverage ratios. Our total leverage ratio compares total indebtedness to EBITDA, as defined in the credit agreement, and our total interest coverage ratio compares EBITDA, as defined in the credit agreement, to interest expense. Both the leverage and interest coverage ratios are measured quarterly. In addition, the leverage ratio is measured as of any date of determination for certain significant events. All such terms are defined in our new senior credit agreement. We have been in compliance with all financial covenants and other provisions of both our August 2012 and our July 2010 senior credit agreements, while the respective agreements were in effect during the year ended December 31, 2013 or 2012.

We had approximately $253,900 and $250,600 of letters of credit outstanding under our senior credit agreement in effect as of December 31, 2013 and 2012, respectively. The letter of credit fees under our senior credit agreement in effect as of December 31, 2013 and 2012 ranged from 0.75% to 1.50% of the outstanding amount, excluding fronting fees. There were no funded borrowings outstanding under our senior credit agreement in effect as of December 31, 2013 or 2012.

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

Effective March 31, 2010, we closed the U.K. pension plan for future defined benefit accrual. On that date, all active members became deferred, but they maintained a salary link to retail prices index, or RPI, for inflation in the calculation of members’ benefits. For inactive members, the U.K. governmental standard, which was RPI at the time of the plan closure, would continue to be utilized to determine the inflation index in the calculation of inactive members’ benefits.

As a result of a change in the U.K. governmental standard for pension plan inflationary increases, during 2011 our U.K. pension plan adopted the use of the U.K. consumer prices index, or CPI, as a basis for inflationary increases in the calculation of pension benefits for all members, with the exception active members which still maintained a salary link to RPI. The U.K. RPI was the former U.K. governmental standard that was used by our U.K. pension plan. We accounted for this change as a plan amendment as of May 31, 2011 and based on the remeasurement of the obligation at that time, we recognized a decrease in the pension plan liability on our consolidated balance sheet and a corresponding pre-tax prior service credit in comprehensive income during 2011 of approximately £29,600 (approximately $48,100 at the exchange rate in effect at the time of the change).

On November 29, 2013, our U.K. pension plan announced that the salary limiter would, in the future, be linked to CPI for inflation, therefore resulting in active members’ salaries being linked to CPI for inflation in the calculation of active members’ benefits. We have accounted for the change from RPI to CPI for inflation on active members’ benefits as a plan amendment and based on the remeasurement of the obligation at that time, we recognized a decrease in the pension plan liability on our consolidated balance sheet and a corresponding pre-tax prior service credit in comprehensive income of £10,900 (approximately $17,400 at the exchange rate in effect at the time of the change).

Other Postretirement Benefit Plans — Certain employees in the U.S. and Canada may become eligible for health care and life insurance benefits if they qualify for and commence normal or early retirement pension benefits as defined in the U.S. and Canada pension plans while working for us.

Additionally, one of our subsidiaries in the U.S. also has a benefit plan, referred to as the Survivor Income Plan (“SIP”), which provides coverage for an employee’s beneficiary upon the death of the employee. This plan has been closed to new entrants since 1988. Total liabilities under the SIP, which were $16,213 and $18,273 as of December 31, 2013 and 2012, respectively, are reflected in the other postretirement benefit obligation and funded status information below. The assets held to fund the benefits provided by the SIP, which reflect the cash surrender value of insurance policies purchased to cover obligations under the SIP, totaled $5,781 and $6,033 as of December 31, 2013 and 2012, respectively. The assets are recorded in other assets on the consolidated balance sheet and are not reflected in the OPEB funded status information below.

Components of net periodic benefit cost/(credit) and changes recognized in other comprehensive income include:

	Defined Benefit Pension Plans			OPEB Plans
	2013	2012	2011	2013	2012	2011
Net periodic benefit cost/(credit)
Service cost	$1,148	$1,025	$1,438	$55	$71	$93
Interest cost	51,234	52,819	59,570	2,354	2,641	3,223
Expected return on plan assets	(64,899)	(64,325)	(70,213)	—	—	—
Amortization of net actuarial loss	18,041	16,882	13,486	880	426	140
Amortization of prior service credit	(1,609)	(1,561)	(915)	(3,497)	(3,514)	(3,565)
Amortization of transition obligation	56	52	46	—	—	—
Settlement charges	—	89	—	—	—	—

Net periodic benefit cost/(credit)	$3,971	$4,981	$3,412	$(208)	$(376)	$(109)

Changes recognized in other comprehensive income:
Net actuarial (gain)/loss	$(17,248)	$62,512	$90,715	$(11,090)	$3,965	$2,930
Prior service (credit)/cost (1) (2)	(17,428)	25	(48,056)	—	—	—
Amortization of net actuarial loss	(18,041)	(16,882)	(13,486)	(880)	(426)	(140)
Amortization of prior service credit	1,609	1,561	915	3,497	3,514	3,565
Amortization of transition obligation	(56)	(52)	(46)	—	—	—

Total recognized in other comprehensive income - before tax (3)	$(51,164)	$47,164	$30,042	$(8,473)	$7,053	$6,355

(1)	During 2013, our U.K. pension plan adopted the use of the U.K. consumer prices index as a basis for future inflationary increases in the calculation of pension benefits for active members, which was accounted for as a plan amendment.

(2)	During 2011, our U.K. pension plan adopted the use of the U.K. consumer prices index as a basis for future inflationary increases in the calculation of pension benefits for inactive members, which was accounted for as a plan amendment.
(3)	Please refer to Note 12 for the related tax effect recognized in other comprehensive income.

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

The following is a summary of our net periodic benefit cost/(credit) by defined benefit pension plan:

	2013	2012	2011
Net periodic benefit cost/(credit) by plan:
United States	$1,987	$2,594	$2,403
United Kingdom	129	478	(885)
Other	1,855	1,909	1,894

Net periodic benefit cost/(credit)	$3,971	$4,981	$3,412

Estimated amortization expense/(benefit) to be recognized in net periodic benefit cost over the next year includes:

	Pension Plans	OPEB Plans
Net actuarial loss/(gain)	$16,900	$(100)
Prior service credit	$(2,300)	$(3,500)
Transition obligation	$100	$—

The following table summarizes the weighted-average assumptions used to estimate our net periodic benefit cost/(credit) and projected benefit obligation by year:

	Defined Benefit Pension Plans									Other Postretirement Benefit Plans
	United States			United Kingdom			Other
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net periodic benefit cost/(credit):
Discount rate	3.52%	4.03%	5.11%	4.50%	4.80%	5.40%	5.02%	5.38%	5.40%	2.46%	3.44%	3.31%
Long-term rate of return	7.13%	7.45%	7.74%	5.30%	5.30%	6.40%	6.98%	7.02%	6.96%	N/A	N/A	N/A
Salary growth *	N/A	N/A	N/A	N/A	N/A	N/A	3.19%	2.26%	3.59%	N/A	N/A	N/A
Projected benefit obligations:
Discount rate	4.41%	3.52%	4.03%	4.45%	4.50%	4.80%	5.51%	4.47%	5.18%	4.16%	3.28%	3.85%
Salary growth *	N/A	N/A	N/A	N/A	N/A	N/A	2.55%	2.21%	4.21%	N/A	N/A	N/A

*	Salary growth is not applicable for frozen pension plans as future salary levels do not affect benefits payable.

N/A – Not applicable.

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the pension plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. We annually review and adjust, as required, the long-term rate of return for our pension plans. The weighted-average expected long-term rate of return on plan assets has ranged from 5.8% to 6.8% over the past three years.

Assumed healthcare cost trend rates for the OPEB plans were:

	Pre-Medicare Eligible	Medicare Eligible
Healthcare cost trend rate used for next year:
2012	7.80%	8.60%
2013	6.40%	11.20%
Rate to which the healthcare cost trend rate will ultimately decline	5.70%	5.90%
Year that the cost trend rate will reach its ultimate rate	2015	2029

Assumed healthcare cost trend rates have a significant effect on the costs and obligations reported for the other postretirement benefit plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$100	$(100)
Effect on accumulated postretirement benefit obligation	$1,500	$(1,300)

Projected benefit obligations and funded status for the years ended December 31, 2013 and 2012:

	Pension Plans		OPEB Plans
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Change in projected benefit obligations:
Projected benefit obligations at beginning of year	$1,291,737	$1,177,078	$72,956	$72,173
Service cost	1,148	1,025	55	71
Interest cost	51,234	52,819	2,354	2,641
Plan participants’ contributions	160	121	1,582	1,662
Plan amendments	(16,903)	25	—	—
Actuarial gain/(loss)	8,102	91,836	(11,093)	3,965
Benefits paid	(66,199)	(64,565)	(6,601)	(7,573)
Other	—	(160)	—	—
Foreign currency exchange rate changes	16,253	33,556	(40)	16

Projected benefit obligations at end of year	$1,285,532	$1,291,735	$59,213	$72,955

Change in plan assets:
Fair value of plan assets at beginning of year	$1,216,634	$1,130,652	$—	$—
Actual return on plan assets	91,014	94,431	—	—
Employer contributions	21,372	21,670	5,019	5,911
Plan participants’ contributions	160	121	1,582	1,662
Benefits paid	(66,199)	(64,565)	(6,601)	(7,573)
Other	—	(160)	—	—
Foreign currency exchange rate changes	17,537	34,483	—	—

Fair value of plan assets at end of year	1,280,518	1,216,632	—	—

Funded status at end of year	$(5,014)	$(75,103)	$(59,213)	$(72,955)

	Pension Plans		OPEB Plans
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Funded status by plan:
United States	$(26,424)	$(77,641)	$(58,718)	$(72,251)
United Kingdom	33,786	15,513	—	—
Other	(12,376)	(12,975)	(495)	(704)

Funded status at end of year	$(5,014)	$(75,103)	$(59,213)	$(72,955)

Funded status recognized on the consolidated balance sheet:
Other non-current assets	$33,786	$15,973	$—	$—
Current liabilities	(1,499)	(1,008)	(4,955)	(5,071)
Non-current liabilities	(37,301)	(90,068)	(54,258)	(67,884)

Funded status at end of year	$(5,014)	$(75,103)	$(59,213)	$(72,955)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial gain/(loss)	$(593,292)	$(628,583)	$201	$(11,768)
Prior service credit	61,057	45,239	18,084	21,580
Net transition asset	313	257	—	—

Total before tax and allocation to noncontrolling interests	$(531,922)	$(583,087)	$18,285	$9,812

Accumulated benefit obligation at end of year	$1,236,923	$1,190,637

Defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31, 2013 *	December 31, 2012 *
Projected benefit obligation	$407,558	$454,633
Accumulated benefit obligation	401,748	449,454
Fair value of plan assets	368,998	363,557

*	Balances for the years ended December 31, 2013 and 2012 do not include information for plans in the United Kingdom and South Africa since the plan assets of those plans exceeded the accumulated benefit obligation.

Contributions:

Based on the minimum statutory funding requirements for 2014, our mandatory contributions to our U.S. pension plans will be insignificant. Based on the minimum statutory funding requirements for 2014, we expect to contribute total mandatory contributions of approximately $22,900 to our non-U.S. pension plans and approximately $5,100 to our other postretirement benefit plans.

Estimated future benefit payments:

We expect to make the following benefit payments:

	2014	2015	2016	2017	2018	2019-2023
Pension plans	$69,700	$69,800	$69,700	$71,200	$71,700	$364,500
OPEB plans	5,100	5,000	4,900	4,700	4,500	20,600

Plan Assets:

Each of our defined benefit pension plans in the U.S., U.K., Canada, India and South Africa is governed by a written investment policy. The pension plans in Finland and France have no plan assets.

The investment policy of each of our pension plans allocates assets in accordance with policy guidelines. These guidelines identify target and/or maximum and minimum allocations by asset class. Our guidelines vary by pension plan for each asset class, but generally range between 30% and 40% for equities, 50% and 60% for fixed income, 0% and 10% for alternative investments, such as hedge funds, and 0% and 10% for cash, with the exception of plan contributions temporarily awaiting longer-term investment. Some of the guidelines expressly endorse +/- ranges, which ranges are generally 10% or less.

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

Our pension plan assets are valued under the established framework for measuring fair value in accordance with U.S. generally accepted accounting principles. See Note 1 for further information regarding the measurement of fair value under U.S. generally accepted accounting principles and our accounting policy. Our pension plan assets measured within the fair value framework primarily consist of investments in U.S. treasury securities, commingled funds and private investment fund assets. Quoted prices in active markets are used to value investments when available. Investments are valued at their closing price or, when not available, the last reported bid price. In accordance with current accounting guidance, our valuations include the use of the funds’ reported net asset values for our commingled fund investments and our private investment funds. Commingled funds are valued at the net asset value for their underlying securities. We further corroborate the above valuations with observable market data using level 1 and 2 inputs within the fair value framework. The fair value of our private investment fund assets are based on the net asset value of their investments in other funds, including hedge funds, as communicated by the asset manager. The net asset values of the underlying funds, in turn, are valued based on the net asset values of their investments in equity securities, commingled funds, investments in debt and equity securities and limited partnerships and similar pooled investment vehicles. Our investments in private investment fund assets are valued using level 2 and 3 unobservable market data inputs. Additionally, private investment fund assets that are in “lock-up” periods, typically upon initial investment, which exceeded 90 days, are classified as level 3 unobservable market data inputs. These assets can be transferred to level 2 inputs at the expiration of the “lock-up” period, so long as the asset can be liquidated at net asset value at the end of a notice period of less than 90 days.

The fair values of our defined benefit pension plan assets as of December 31, 2013 and 2012 by asset category are as follows:

	Fair Value Measurements as of
	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Treasury Securities(1)	$60,482	$—	$—	$60,482	$—	$—	$—	$—
Commingled Funds:
Equity(2)	—	473,139	7,404	480,543	—	513,669	7,037	520,706
Corporate fixed income(3)	16,534	202,204	280	219,018	—	276,942	—	276,942
Government fixed income(4)	—	317,046	220	317,266	—	329,016	268	329,284
Mortgage Backed Securities	—	18,720	—	18,720	—	—	—	—
Money market(5)	—	3,051	—	3,051	—	3,911	—	3,911
Cash equivalents	—	40,227	—	40,227	—	42,799	—	42,799
Private investment funds(6)	—	127,289	7,153	134,442	—	—	37,997	37,997
Other(7)	64	2,671	1,332	4,067	—	—	—	—

Subtotal	$77,080	$1,184,347	$16,389	$1,277,816	$—	$1,166,337	$45,302	$1,211,639

Cash and cash equivalents				2,704				4,993

Total plan assets				$1,280,520				$1,216,632

(1)	Publicly traded U.S. government treasury notes and bonds.
(2)	Primarily equity securities with a focus on long-term returns.
(3)	Primarily corporate fixed income securities with a focus on intermediate-term and long-term maturities.
(4)	Primarily government fixed-income securities with a focus on current income and capital preservation with varying maturities.
(5)	Primarily short-term maturities of two years or less from various issuers with a focus on preservation of capital.
(6)	Private investment funds which primarily invest in funds, including hedge funds, which, in turn, invest in equity securities, commingled funds, investments in debt and equity securities and limited partnerships and similar pooled investment vehicles.
(7)	Investments in publicly traded futures contracts, corporate floating rate loan funds and credit default swaps.

Level 3 Gains and Losses:

The table below provides a summary of the changes in the fair value of our level 3 plan assets during 2013, 2012 and 2011:

	2013	2012	2011
Balance at beginning of year	$45,302	$41,667	$—
Purchases	1,980	260	43,429
Unrealized gains/(losses)	(638)	3,375	(1,762)
Transfers out of Level 3 to Level 2	(30,255)	—	—

Balance at end of year	$16,389	$45,302	$41,667

During 2013, we transferred the value of an investment in one of our private investment funds, valued at net asset value, from level 3 to level 2 as the “lock-up” period of the fund had expired and we had the ability to liquidate the asset at net asset value at the end of a notice period of less than 90 days.

Defined Contribution Plans — Our U.S. subsidiaries have a 401(k) plan for salaried employees. We match 100% of the employee contributions on the first 6% of eligible base pay, subject to the annual limit on eligible earnings under the Internal Revenue Code. In total, our U.S. subsidiaries contributed approximately $10,000, $10,900, and $9,400 to the 401(k) plan in 2013, 2012, and 2011, respectively. Our U.S. subsidiaries also have a Roth 401(k) plan for salaried employees.

Our U.K. subsidiaries offer a defined contribution plan for salaried employees. Under the defined contribution plan, amounts are credited as a percentage of earnings which percentage can be increased within prescribed limits after five years of membership in the fund if matched by the employee. At termination (up to two years’

service only), an employee may receive the balance in the account. Otherwise, at termination or at retirement, an employee receives an annuity or a combination of lump-sum and annuity. Our U.K. subsidiaries contributed approximately $10,000, $9,700, and $10,500 in 2013, 2012, and 2011, respectively, to the defined contribution plan.

Other Benefits — Certain of our non-U.S. subsidiaries participate in government-mandated indemnity and postretirement programs for their employees. Liabilities of $19,662 and $19,393 were recorded within pension, postretirement and other employee benefits on the consolidated balance sheet at December 31, 2013 and 2012, respectively, related to such benefits.

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

We maintain liabilities for environmental matters for properties owned and for properties covered under the indemnification obligations described above for businesses and/or assets that we previously owned and sold to third parties. As of December 31, 2013 and 2012, the carrying amounts of our environmental liabilities were $6,800 and $8,500, respectively.

We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

Warranty Liability:	2013	2012	2011
Balance at beginning of year	$90,100	$93,000	$100,300
Accruals	22,900	29,100	31,000
Settlements	(11,200)	(13,000)	(19,600)
Adjustments to provisions *	(28,800)	(21,500)	(17,800)
Foreign currency translation	500	2,500	(900)

Balance at end of year	$73,500	$90,100	$93,000

*	Adjustments to the provisions represent reversals of warranty provisions that are no longer required.

We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $960,500 and $1,015,900 as of December 31, 2013 and 2012, respectively, primarily for guarantees of our performance on projects currently in execution or under warranty. These amounts include the standby letters of credit issued under our senior unsecured credit agreement discussed in Note 7 and under other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.

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

The fair values of derivative financial instruments held by our consolidated entities were as follows:

	Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31, 2013	December 31, 2012	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments
Interest rate swap contracts	Other assets	$—	$—	Other long-term liabilities	$7,866	$10,490
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	7,157	6,040	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	2,018	4,895
Foreign currency forward contracts	Other accounts receivable	204	1,357	Accounts payable	387	29

Total derivatives		$7,361	$7,397		$10,271	$15,414

Foreign Currency Exchange Rate Risk

We operate on a worldwide basis with operations that subject us to foreign currency exchange rate risk mainly relative to the British pound, Chinese yuan, Euro and U.S. dollar as of December 31, 2013. Under our risk management policies, we do not hedge translation risk exposure. All activities of our affiliates are recorded in their functional currency, which is typically the local currency in the country of domicile of the affiliate. In the ordinary course of business, our affiliates enter into transactions in currencies other than their respective functional currencies. We seek to minimize the resulting foreign currency transaction risk by contracting for the procurement of goods and services in the same currency as the sales value of the related long-term contract. We further mitigate the risk through the use of foreign currency forward contracts to hedge the exposed item, such as anticipated purchases or revenues, back to their functional currency.

The notional amount of our foreign currency forward contracts provides one measure of our transaction volume outstanding as of the balance sheet date. As of December 31, 2013, we had a total gross notional amount, measured in U.S. dollar equivalent, of approximately $399,800 related to foreign currency forward contracts. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contract maturity dates range from 2014 through 2016.

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

The gain or loss from the remaining uncompleted portion of our projects and other non-project related transactions were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivatives
		2013	2012	2011
Foreign currency forward contracts	Cost of operating revenues	$(1,592)	$5,722	$(3,726)
Foreign currency forward contracts	Other deductions, net	(1,438)	1,245	(318)

Total		$(3,030)	$6,967	$(4,044)

The mark-to-market adjustments on foreign currency forward exchange contracts for these unrealized gains or losses are primarily recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.

In 2013, 2012 and 2011, we included net cash inflows on the settlement of derivatives of $10,864, $4,073 and $315, respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities on the consolidated statement of cash flows.

Interest Rate Risk

We use interest rate swap contracts to manage interest rate risk associated with a portion of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps for our consolidated entities was $56,800 as of December 31, 2013.

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

The impact from interest rate swap contracts in cash flow hedging relationships for our consolidated entities was as follows:

	2013	2012	2011
Unrealized gain/(loss) in other comprehensive income	$456	$(3,670)	$(4,371)
Loss reclassified from accumulated other comprehensive loss to interest expense	2,524	2,091	2,230

The above balances for our consolidated entities and our proportionate share of the impact from interest rate swap contracts in cash flow hedging relationships held by our equity method investees are included on our consolidated statement of comprehensive income net of tax. See Note 12 for the related tax benefits on cash flow hedges that are recognized in other comprehensive income for the years ended December 31, 2013, 2012 and 2011.

11. Share-Based Compensation Plans

Our share-based compensation plans include both stock options and restricted awards. The following table summarizes our share-based compensation expense and related income tax benefit:

	2013	2012	2011
Share-based compensation	$18,853	$21,623	$21,849
Related income tax benefit	819	527	413

We did not grant any stock options during 2013. During 2012 and 2011, we estimated the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions for the stock options granted during 2012 and 2011:

•	Expected volatility – we estimated the volatility of our share price at the date of grant using a “look-back” period which coincided with the expected term, defined below. We believe using a “look-back” period which coincides with the expected term is the most appropriate measure for determining expected volatility.

•	Expected term – we estimated the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”

•	Risk-free interest rate – we estimated the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

•	Dividends – we used an expected dividend yield of zero because we had not declared or paid a cash dividend since July 2001, nor had we planned to at the time of grant.

We used the following weighted-average assumptions to estimate the fair value of the options granted for the years indicated:

	2013	2012	2011
Expected volatility	—	67%	66%
Expected term	—	4.5 years	4.4 years
Risk-free interest rate	—	0.76%	1.49%
Expected dividend yield	—	0.0%	0.0%

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

As of December 31, 2013, the breakdown of our unrecognized compensation cost and related weighted-average period for the cost to be recognized were as follows:

	December 31, 2013	Weighted-Average Period for Cost to be Recognized
Unrecognized compensation cost:
Stock options	$2,761	1 year
Performance RSUs	7,390	2 years
Restricted share units	13,363	2 years

Total unrecognized compensation cost	$23,514	2 years

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

Reconciliations of temporary equity for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Balance at beginning of year	$8,594	$4,993	$4,935
Compensation cost during the period for those equity awards with intrinsic value on the grant date	14,911	13,288	12,540
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(7,841)	(9,687)	(12,482)

Balance at end of year	$15,664	$8,594	$4,993

Our articles of association provide for conditional capital for the issuance of shares under our share-based compensation plans and other convertible or exercisable securities we may issue in the future. Conditional capital decreases upon issuance of shares in connection with the exercise of outstanding stock options or vesting of restricted awards, with an offsetting increase to our issued and authorized share capital. As of December 31, 2013, our remaining available conditional capital was 58,168,412 shares.

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

Stock Option Awards

A summary of employee stock option activity for 2013, 2012 and 2011 is presented below:

	2013		2012		2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options outstanding at beginning of year	2,680,241	$28.26	2,381,479	$31.42	2,736,997	$32.19
Options exercised	(882,830)	21.70	(42,655)	18.38	(414,361)	26.28
Options granted	—	—	608,495	23.18	493,913	29.77
Options cancelled, forfeited or expired	(370,099)	47.83	(267,078)	46.37	(435,070)	39.32

Options outstanding at end of year	1,427,312	$27.25	2,680,241	$28.26	2,381,479	$31.42

Options available for grant at end of year	4,765,902		2,254,134		3,251,123

Weighted-average fair value of options granted*	$—		$12.24		$15.79

*	Based on grant date fair value of options.

The following table summarizes our stock options outstanding and exercisable as of December 31, 2013:

			Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price
$19.31	to	$21.30	154,076	4.9	$20.57	101,623	4.9	$20.56
23.17	to	23.25	490,361	5.2	23.25	175,691	5.1	23.25
23.48	to	26.07	194,005	1.5	25.93	187,111	1.3	26.02
28.11	to	29.24	90,856	3.2	28.96	90,856	3.2	28.96
31.96	to	31.96	260,964	1.0	31.96	260,964	1.0	31.96
33.18	to	35.20	237,050	4.2	35.12	163,471	4.2	35.12

$19.31	to	$35.20	1,427,312	3.6	$27.25	979,716	2.9	$28.34

As of December 31, 2013, the aggregate intrinsic value of outstanding options and exercisable options was $8,706 and $4,921, respectively. The exercise date intrinsic value of options exercised during 2013, 2012 and 2011 totaled $6,146, $335 and $4,250, respectively.

Restricted Awards

Restricted awards consist of restricted share units and performance RSUs. A summary of restricted awards activity for 2013, 2012 and 2011 is presented below:

	2013		2012		2011
	Units	Weighted- Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
Restricted Share Units:
Non-vested at beginning of year	732,573	$24.21	670,347	$26.62	737,755	$27.07
Granted	632,923	21.71	463,479	22.83	482,194	25.43
Vested	(318,481)	24.62	(363,392)	26.66	(479,150)	26.05
Cancelled or forfeited	(80,325)	22.60	(37,861)	26.54	(70,452)	27.03

Non-vested at end of year	966,690	$22.58	732,573	$24.21	670,347	$26.62

Performance RSUs: *
Non-vested at beginning of year	460,291	$16.15	230,337	$16.92	—	$—
Granted	785,566	10.43	239,329	15.76	244,186	17.38
Vested	—	—	—	—	—	—
Cancelled or forfeited	(80,273)	12.86	(9,375)	25.08	(13,849)	25.08

Non-vested at end of year	1,165,584	$12.52	460,291	$16.15	230,337	$16.92

*	Represents the maximum number of shares that could be awarded based on the performance criteria specified in the award.

The vesting date fair value of restricted awards vested during 2013, 2012 and 2011 totaled $7,410, $8,381 and $11,303, respectively.

12. Accumulated Other Comprehensive Loss

Below are the adjustments included in other comprehensive loss related to foreign currency translation, cash flow hedges and pension and other postretirement benefits and their related tax provision/(benefit) and balances attributable to noncontrolling interests and Foster Wheeler AG:

	2013	2012	2011
Foreign currency translation	$(5,851)	$8,044	$(24,489)
Tax impact	(8)	(384)	—

Foreign currency translation, net of tax	(5,859)	7,660	(24,489)
Less: Attributable to noncontrolling interests	(571)	81	(2,795)

Attributable to Foster Wheeler AG	$(5,288)	$7,579	$(21,694)

Net loss on cash flow hedges *	$5,233	$(2,291)	$(3,164)
Tax impact	(1,666)	914	1,462

Attributable to Foster Wheeler AG	$3,567	$(1,377)	$(1,702)

	2013	2012	2011
Pension and other postretirement benefits	$59,637	$(54,217)	$(36,397)
Tax impact	264	10,304	(5,804)

Pension and other postretirement benefits, net of tax	59,901	(43,913)	(42,201)

Less: Attributable to noncontrolling interests	(106)	(176)	(33)

Attributable to Foster Wheeler AG	$60,007	$(43,737)	$(42,168)

Other comprehensive loss attributable to Foster Wheeler AG	$58,286	$(37,535)	$(65,564)

*	Cash flow hedges include the impact of our proportionate share from unconsolidated affiliates accounted for under the equity method of accounting.

No tax is provided on foreign currency translation adjustments in comprehensive income to the extent the related earnings are indefinitely reinvested in each subsidiary’s country of domicile.

Reclassifications from accumulated other comprehensive loss related to cash flow hedges included amounts related to our consolidated entities and our proportionate share of the impact from interest rate swap contracts in cash flow hedging relationships held by our equity method investees. Amounts that are reclassified from accumulated other comprehensive loss related to cash flow hedges from our consolidated entities are recognized within interest expense on the consolidated statement of operations, whereas amounts related to our equity method investees are recognized within equity earnings in other income, net on the consolidated statement of operations. Please refer to Note 10 for further information.

Reclassifications from accumulated other comprehensive loss related to pension and other postretirement benefits are included as a component of net periodic pension cost. Please refer to Note 8 for further information.

Below is a rollforward of accumulated other comprehensive loss adjusted for other comprehensive income/(loss) items attributable to Foster Wheeler AG (all amounts net of tax):

	Accumulated Other Comprehensive Loss
	Accumulated Foreign Currency Translation	Net Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$(72,614)	$(9,333)	$(382,557)	$(464,504)
Other comprehensive loss	(21,694)	(1,702)	(42,168)	(65,564)

Balance at December 31, 2011	(94,308)	(11,035)	(424,725)	(530,068)
Other comprehensive income/(loss)	7,579	(1,377)	(43,737)	(37,535)

Balance at December 31, 2012	(86,729)	(12,412)	(468,462)	(567,603)
Other comprehensive (loss)/income	(5,288)	3,567	60,007	58,286

Balance at December 31, 2013	$(92,017)	$(8,845)	$(408,455)	$(509,317)

13. Income Taxes

Below are the components of income/(loss) from continuing operations before income taxes for 2013, 2012 and 2011 under the following tax jurisdictions:

	2013	2012	2011
U.S.	$(37,379)	$(6,360)	$(48,018)
Switzerland	6,337	16,592	7,171
All other non-U.S.	184,050	215,124	274,760

Total	$153,008	$225,356	$233,913

The provision for income taxes was as follows:

	2013	2012	2011
Current tax expense:
U.S.	$2,471	$2,840	$963
Switzerland	490	1,176	1,238
All other non-U.S.	55,957	67,920	72,629

Total current	58,918	71,936	74,830

Deferred tax expense/(benefit):
U.S.	331	—	—
Switzerland	—	—	—
All other non-U.S.	(7,083)	(9,669)	(16,316)

Total deferred	(6,752)	(9,669)	(16,316)

Total provision for income taxes	$52,166	$62,267	$58,514

Deferred tax assets/(liabilities) consist of the following:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Pensions	$5,990	$31,855
Accrued costs on long-term contracts	20,205	34,284
Accrued expenses	93,320	73,679
Postretirement benefits other than pensions	18,703	23,751
Asbestos claims	70,856	59,043
Net operating loss carryforwards and other tax attributes	331,821	283,904
Asset impairments and other reserves	26	1,011
Other	4,894	8,349

Total gross deferred tax assets	545,815	515,876
Valuation allowance	(420,056)	(413,983)

Total deferred tax assets	125,759	101,893

	December 31, 2013	December 31, 2012
Deferred tax liabilities:
Property, plant and equipment	(17,852)	(14,107)
Goodwill and other intangible assets	(26,699)	(27,835)
Investments	(21,421)	(13,847)
Accrued income	(16,049)	(6,096)
Unremitted earnings of foreign subsidiaries	(5,991)	(5,719)

Total gross deferred tax liabilities	(88,012)	(67,604)

Net deferred tax assets	$37,747	$34,289

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the various attributes. We believe that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. We have reduced our U.S. and certain non-U.S. deferred tax assets by a valuation allowance based on a consideration of all available evidence, which indicates that it is more likely than not that some or all of the deferred tax assets will not be realized. During 2013, the aggregate worldwide valuation allowance increased by a net of $6,073, primarily as a result of losses in jurisdictions where a full valuation allowance was previously recorded (primarily in the U.S.), partially offset by the release of the valuation allowance in territories where, as a result of updated forecast of taxable income in the future periods, we concluded that it is now more likely than not that such deferred tax assets will be realized.

The majority of the U.S. federal tax benefits, against which valuation allowances have been established, do not expire until 2025 and beyond, based on current tax laws.

Our subsidiaries file income tax returns in many tax jurisdictions, including the U.S., several U.S. states and numerous non-U.S. jurisdictions around the world. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by jurisdiction. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in a number of jurisdictions may expire within 12 months from the balance sheet date. As a result, we expect recurring changes in unrecognized tax benefits due to the expiration of the statute of limitations, none of which are expected to be individually significant. With few exceptions, we are no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before 2009.

During the fourth quarter of 2013, we recorded a tax provision of approximately $10,700 related to a tax audit in a non-U.S. jurisdiction. During 2011, we settled a tax audit in a non-U.S. jurisdiction, which resulted in a reduction of unrecognized tax benefits and a corresponding reduction in the provision for income taxes of $1,450.

A number of tax years are under audit by the relevant tax authorities in various jurisdictions, including the U.S. and several states within the U.S. We anticipate that several of these audits may be concluded in the foreseeable future, including in 2014. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the magnitude of any such reduction at this time.

The following table summarizes the activity related to our unrecognized tax benefits which, if recognized, would affect our effective tax rate:

	2013	2012	2011
Balance at beginning of year	$57,059	$53,682	$54,870
Additions for tax positions related to the current year	4,475	6,524	4,319
Additions for tax positions related to prior years	19,559	3,355	843
Reductions for tax positions related to prior years	(9,010)	(2,435)	(4,822)
Settlements	(1,609)	(1,450)	(178)
Reductions for lapse of statute of limitations	(2,172)	(2,617)	(1,350)

Balance at end of year	$68,302	$57,059	$53,682

We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations. Previously accrued interest and/or penalties that are ultimately not assessed reduce current year expense. The table below summarizes our activity for interest and penalties on unrecognized tax benefits for 2013, 2012 and 2011:

	2013	2012	2011
Interest expense accrued on unrecognized tax benefits	$3,672	$3,651	$859
Previously accrued interest that was ultimately not assessed	(1,743)	(748)	(842)

Net interest expense on unrecognized tax benefits	$1,929	$2,903	$17

Penalties on unrecognized tax benefits	$4,923	$4,395	$4,823
Previously accrued tax penalties that were ultimately not assessed	(3,622)	(725)	(811)

Net penalties on unrecognized tax benefits	$1,301	$3,670	$4,012

The provision for income taxes differs from the amount of income tax computed by applying the U.S. federal statutory rate of 35% to income before income taxes, as a result of the following:

	2013	2012	2011
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Valuation allowance	4.1%	2.2%	6.0%
Non-U.S. statutory tax rates different than U.S. statutory rate(1)	(8.3)%	(11.8)%	(13.3)%
Equity earnings from joint ventures(2)	0.2%	(0.9)%	(2.2)%
Nondeductible loss/nontaxable income	4.3%	7.1%	2.0%
Tax credits and incentives(3)	(5.9)%	(3.9)%	(3.8)%
Impact of changes in tax rate on deferred taxes	2.9%	(1.1)%	0.5%
Other	1.8%	1.0%	0.8%

Total	34.1%	27.6%	25.0%

(1)	Tax rate differential on non-U.S. earnings representing the difference between the tax accrued by our non-U.S. subsidiaries based on local statutory income tax rates and the tax that would have been accrued by our non-U.S. subsidiaries had they been subject to the U.S. federal statutory income tax rate.
(2)	Impact of earnings from non-U.S. joint ventures, which are presented net of investee-level tax as a component of pre-tax income when using the equity method of accounting.
(3)	Impact of the utilization of various tax incentives and/or credits in non-U.S. jurisdictions.

Although we are a Swiss Corporation, our shares are listed on a U.S. exchange; therefore, we reconcile our effective tax rate to the U.S. federal statutory rate of 35% to facilitate meaningful comparison with peer companies in the U.S. capital markets.

14. Business Segments and Geographic Areas

Business Segments

We operate through two business segments: our Global E&C Group and our Global Power Group.

Global E&C Group

Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation facilities, distribution facilities, gasification facilities and processing facilities associated with the minerals and metals sector. Our Global E&C Group is also involved in the design of facilities in developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Additionally, our Global E&C Group owns and operates electric power generating wind farms in Italy and also owns a noncontrolling interest in two electric power generation projects, one waste-to-energy project and one wind farm project, all of which are located in Italy, and a noncontrolling interest in a joint venture company that is fully licensed to engineer, procure and construct processing facilities in China. Our Global E&C Group generates revenues from design, engineering, procurement, construction and project management activities pursuant to contracts which generally span up to approximately four years in duration and from returns on its equity investments in various power production facilities.

Global Power Group

Our Global Power Group designs, manufactures and installs steam generating and auxiliary equipment for electric power generating stations, district heating and industrial facilities worldwide. Additionally, our Global Power Group holds a controlling interest and operates a combined-cycle gas turbine facility; owns a noncontrolling interest in a petcoke-fired circulating fluidized-bed facility for refinery steam and power generation; and operates a university cogeneration power facility for steam/electric generation. Our Global Power Group generates revenues from engineering activities, equipment supply, construction contracts, operating and maintenance agreements, royalties from licensing its technology, and from returns on its investments in various power production facilities.

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

Operating Revenues from Continuing Operations

We conduct our business on a global basis. In 2013, our Global E&C Group accounted for 76% of our total operating revenues, while our Global Power Group accounted for 24% of our total operating revenues. Operating revenues for our continuing operations by industry, business segment and geographic region, based upon where our projects are being executed, were as follows:

	2013	2012	2011
Operating Revenues (Third-Party) by Industry:
Power generation	$764,724	$948,716	$954,417
Oil refining	1,309,429	1,394,224	1,473,894
Pharmaceutical	133,090	54,375	54,132
Oil and gas	335,959	503,195	1,306,916
Chemical/petrochemical	540,522	328,427	495,784
Power plant design, operation and maintenance	172,015	109,942	108,647
Environmental	6,270	8,560	10,904
Other, net of eliminations	44,441	43,955	53,414

Total	$3,306,450	$3,391,394	$4,458,108

Operating Revenues (Third-Party) by Business Segment:
Global E&C Group	$2,512,587	$2,419,327	$3,443,079
Global Power Group	793,863	972,067	1,015,029

Total	$3,306,450	$3,391,394	$4,458,108

Operating Revenues (Third-Party) by Geographic Region:
Africa	$70,008	$83,723	$158,599
Asia Pacific	839,632	1,060,157	2,011,021
Europe	782,788	859,843	918,197
Middle East	345,080	249,447	270,934
North America	922,247	772,688	747,280
South America	346,695	365,536	352,077

Total	$3,306,450	$3,391,394	$4,458,108

During 2013 and 2012, one client of our Global E&C Group accounted for approximately 12% of our consolidated operating revenues (inclusive of flow-through revenues) in both years; however, the associated flow-through revenues included in this percentage accounted for approximately 11% of our consolidated operating revenues in both years. A second client of our Global E&C Group accounted for approximately 26% of our consolidated operating revenues (inclusive of flow-through revenues) in 2011; however, the associated flow-through revenues included in this percentage accounted for approximately 25% of our consolidated operating revenues in 2011. No other single client accounted for ten percent or more of our consolidated revenues in 2013, 2012 or 2011.

EBITDA

EBITDA is the primary measure of operating performance used by our chief operating decision maker. We define EBITDA as net income attributable to Foster Wheeler AG before interest expense, income taxes, depreciation and amortization.

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

	2013	2012	2011
EBITDA:
Global E&C Group	$183,911	$192,208	$210,541
Global Power Group	147,227	204,758	178,233
C&F Group*	(111,269)	(121,453)	(111,779)
Discontinued operations	4,184	3,104	6,234

Total EBITDA	224,053	278,617	283,229
Less: Discontinued operations	4,184	3,104	6,234

EBITDA from continuing operations	219,869	275,513	276,995

Add: Net income attributable to noncontrolling interests	3,940	13,874	14,345
Less: Interest expense	13,227	13,797	12,876
Less: Depreciation and amortization	57,574	50,234	44,551

Income from continuing operations before income taxes	153,008	225,356	233,913
Less: Provision for income taxes	52,166	62,267	58,514

Income from continuing operations	100,842	163,089	175,399
Income/(loss) from discontinued operations	265	(13,193)	1,329

Net income	101,107	149,896	176,728
Less: Net income attributable to noncontrolling interests	3,940	13,874	14,345

Net income attributable to Foster Wheeler AG	$97,167	$136,022	$162,383

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest. EBITDA in the above table includes the following:

	2013	2012	2011
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions: (1)
Global E&C Group (2)	$47,000	$7,700	$13,200
Global Power Group (2)	51,900	58,300	22,000

Total (2)	$98,900	$66,000	$35,200

Net asbestos-related provisions: (3)
Global E&C Group	$—	$2,400	$—
C&F Group	30,200	28,100	9,900

Total	$30,200	$30,500	$9,900

Charges for severance-related postemployment benefits:
Global E&C Group	$4,900	$2,300	$2,200
Global Power Group	17,000	3,700	—
C&F Group	400	200	500

Total	$22,300	$6,200	$2,700

Charge for equity interest investment impairmentin our Global E&C Group (4)	$22,400	$—	$—
Charges for facility shutdown costs in our Global Power Group (5)	$2,100	$—	$—

(1)	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.
(2)	The changes in final estimated contract profit revisions for our Global Power Group were increased during 2012 for a favorable claim settlement with a legacy project subcontractor of approximately $6,900 recognized in the first quarter of 2012. The changes in final estimated contract profit revisions during 2011 included the impact of two out-of-period corrections for reductions of final estimated profit totaling $7,800, which included final estimated profit reductions in our Global E&C Group and our Global Power Group of $3,200 and $4,600, respectively. The corrections were recorded in 2011 as they were not material to previously issued financial statements, nor were they material to the 2011 financial statements.
(3)	Please refer to Note 16 for further information regarding the revaluation of our asbestos liability and related asset.
(4)	Impairment charge related to our equity interest investment in a waste-to-energy project in Italy. Please refer to Note 5 for further information.
(5)	Charges for facility shutdown costs included facility exit, lease termination and other costs for facilities in our Global Power Group.

During 2013, we initiated restructuring actions relating to ongoing cost reduction efforts within our Global Power Group, including severance-related postemployment benefits and consolidation of manufacturing operations. We recorded net pre-tax restructuring costs totaling $19,100 for restructuring actions initiated in 2013, consisting of $11,700 in cost of operating revenues, $5,300 in SG&A and $2,100 in other deductions, net.

We are targeting to complete in 2014 the severance-related postemployment benefits activities and the majority of facility-related cost reduction actions, which we anticipate will be completed by 2015. No specific plans for significant other actions have been finalized at this time. The following table summarizes the liability balances and utilization by cost type for the 2013 restructuring actions:

Net pre-tax restructuring costs	Severance	Facility exit, lease termination & other costs	Total
2013 charge	$17,000	$2,100	$19,100
Utilization and foreign exchange	(5,600)	—	(5,600)

Ending liability balance	$11,400	$2,100	$13,500

Identifiable Assets from Continuing Operations

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

	Equity in Earnings/(Loss) of Unconsolidated Subsidiaries			Capital Expenditures
	2013	2012	2011	2013	2012	2011
Global E&C Group	$(12,207)	$2,560	$9,056	$16,282	$18,239	$10,087
Global Power Group	27,568	20,486	31,069	11,318	14,841	15,124
C&F Group	—	—	—	125	1,607	1,008

Total	$15,361	$23,046	$40,125	$27,725	$34,687	$26,219

	Investments In and Advances to Unconsolidated Subsidiaries		Total Assets
	December 31,		December 31,
	2013	2012	2013	2012
Global E&C Group	$93,520	$94,277	$1,738,692	$1,534,840
Global Power Group	87,795	111,199	884,325	1,016,185
C&F Group	—	—	117,255	182,899

Total	$181,315	$205,476	$2,740,272	$2,733,924

Geographic Areas

Third-party operating revenues as presented below are based on the geographic region in which the contracting subsidiary is located and not the location of the client or job site.

Geographic Region Concentration by Subsidiary Location:	2013	2012	2011
Africa	$47,695	$70,933	$117,683
Asia Pacific	439,802	637,133	1,748,384
Europe	1,339,042	1,265,239	1,307,139
Middle East	111,555	81,047	74,163
United States	1,117,377	1,212,282	1,108,466
Other locations in North America	192,765	25,591	14,487
South America	58,214	99,169	87,786

Total	$3,306,450	$3,391,394	$4,458,108

Additional country detail for third-party revenues, determined based upon the location of the contracting subsidiary, are presented below and these balances represent a portion of the total operating revenues presented in the table above:

Geographic Country Concentration by Subsidiary Location:	2013	2012	2011
Australia	$—	$283,520	$1,180,721
United Kingdom	460,256	280,725	267,162
Switzerland*	6,476	3,583	2,165

*	Switzerland is the country of domicile of Foster Wheeler AG.

Long-lived assets as presented below are based on the geographic region in which the contracting subsidiary is located:

Long-Lived Assets:	December 31, 2013	December 31, 2012
Africa & Middle East	$3,895	$2,970
Asia Pacific	39,547	32,568
Europe	342,781	340,170
United States	276,025	285,979
Other locations in North America	81,718	66,701
South America	594	1,108

Total	$744,560	$729,496

As of December 31, 2013 and 2012, our contracting subsidiaries in Switzerland, the Foster Wheeler AG country of domicile, had long-lived assets of $525 and $2,576, respectively.

Income/(loss) from discontinued operations included the following:

	2013	2012	2011
EBITDA from discontinued operations	$4,184	$3,104	$6,234
Less: Interest expense	—	—	—
Less: Depreciation and amortization*	3,919	16,297	4,905

Income/(loss) from discontinued operations before income taxes*	265	(13,193)	1,329
Less: Provision for income taxes	—	—	—

Income/(loss) from discontinued operations*	$265	$(13,193)	$1,329

*	During 2013 and 2012, we recorded impairment charges of $3,919 and $11,455, respectively, at our Camden, New Jersey waste-to-energy facility which were recorded as depreciation expense within income/(loss) from discontinued operations. Please refer to Note 18 for further information.

15. Operating Leases

Certain of our subsidiaries are obligated under operating lease agreements, primarily for office space. In many instances, our subsidiaries retain the right to sub-lease the office space. Rental expense for these leases was as follows:

	2013	2012	2011
Rental expense for leases	$56,600	$53,600	$59,300

Future minimum rental commitments on non-cancelable leases are as follows:

Years:
2014	$59,800
2015	53,100
2016	42,400
2017	34,400
2018	29,300
Thereafter	133,700

Total Future minimum rental commitments	$352,700

We entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the United Kingdom in 1999. In connection with these transactions, we recorded deferred gains, which are being recognized into income over the term of the respective leases. The gain recognized was $4,149, $4,099 and $4,202 for 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, the balance of the deferred gains was $30,780 and $34,279, respectively, and is included in other long-term liabilities on the consolidated balance sheet. The year-over-year change in the deferred gain balance includes the impact of changes in foreign currency exchange rates.

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

United States

A summary of our U.S. claim activity is as follows:

Number of Claims:	2013	2012	2011
Open claims at beginning of year	125,310	124,540	124,420
New claims	4,390	4,800	4,670
Claims resolved	(4,460)	(4,030)	(4,550)

Open claims at end of year	125,240	125,310	124,540
Claims not valued in the liability(1)	(106,820)	(105,130)	(103,170)

Open claims valued in the liability at end of year	18,420	20,180	21,370

(1)	Claims not valued in the liability include claims on certain inactive court dockets, claims over six years old that are considered abandoned and certain other items.

Of the approximately 125,200 open claims, our subsidiaries are respondents in approximately 32,800 open claims wherein we have administrative agreements and are named defendants in lawsuits involving approximately 92,400 plaintiffs.

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

		Range of Requested Monetary Damages
	No specified damages(1)	$1 to $50	$51 to $1,000	$1,001 to $10,000	$10,001 +(2)	Total
Asbestos lawsuit monetary damages sought	54%	10%	29%	5%	2%	100%

(1)	No specified monetary damages sought or recited amount of monetary damages sought meets or exceeds the required minimum in the jurisdiction in which suit is filed.
(2)	Very small number of cases range to $50,000.

The majority of requests for monetary damages are asserted against multiple named defendants in a single complaint.

We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through December 31, 2028. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

U.S. Asbestos	December 31, 2013	December 31, 2012
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$20,256	$33,626
Asbestos-related insurance recovery receivable	91,225	102,751

Total asbestos-related assets	$111,481	$136,377

U.S. Asbestos	December 31, 2013	December 31, 2012
Asbestos-related liabilities recorded within:
Accrued expenses	$52,600	$47,900
Asbestos-related liability	225,600	227,400

Total asbestos-related liabilities	$278,200	$275,300

Liability balance by claim category:
Open claims	$46,800	$42,700
Future unasserted claims	231,400	232,600

Total asbestos-related liabilities	$278,200	$275,300

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

Based on its review of the 2013 activity, ARPC recommended that certain assumptions used to estimate our future asbestos liability be updated as of December 31, 2013. Accordingly, we developed a revised estimate of our aggregate indemnity and defense costs through December 31, 2028 considering the advice of ARPC. In 2013, we revalued our liability for asbestos indemnity and defense costs through December 31, 2028 to $278,200, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a net charge of $45,963 in 2013, which is described further below. The total asbestos-related liabilities are comprised of our estimates for our liability relating to open (outstanding) claims being valued and our liability for future unasserted claims through December 31, 2028.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type – mesothelioma, lung cancer and non-malignancies – and the breakdown of known and future claims into disease type – mesothelioma, lung cancer and non-malignancies, claim filings which result in no monetary payments, which we refer to as our zero-pay rate, as well as other factors. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through December 31, 2028, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after December 31, 2028, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after December 31, 2028.

Through year-end 2013, total cumulative indemnity costs paid, prior to insurance recoveries, were approximately $825,900 and total cumulative defense costs paid were approximately $409,700, or approximately 33% of total defense and indemnity costs. The overall historic average combined indemnity and defense cost per resolved claim through December 31, 2013 has been approximately $3.3. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.

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

Asbestos-related assets under executed settlement agreements with insurers due in the next 12 months are recorded within accounts and notes receivable-other and amounts due beyond 12 months are recorded within asbestos-related insurance recovery receivable. Asbestos-related insurance recovery receivable also includes our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through December 31, 2028. Our asbestos-related assets have not been discounted for the time value of money.

Our insurance recoveries may be limited by future insolvencies among our insurers. Other than receivables related to bankruptcy court-approved settlements during liquidation proceedings, we have not assumed recovery in the estimate of our asbestos-related insurance asset from any of our currently insolvent insurers. We have considered the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. As of December 31, 2013 and 2012, we have not recorded an allowance for uncollectible balances against our asbestos-related insurance assets. We write off receivables from insurers that have become insolvent; there were no such write-offs during 2013, 2012 or 2011. Insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. If we fail to realize the expected insurance recoveries, or experience delays in receiving material amounts from our insurers, our business, financial condition, results of operations and cash flows could be materially adversely affected. During 2013, we recognized a gain as the result of the collection of a $15,750 insurance receivable related to an insolvent insurance carrier, which we had previously written-off. The proceeds were received as a result of a bankruptcy court-approved settlement during liquidation proceedings related to the insolvent insurance carrier.

The following table summarizes our net asbestos-related provision:

	2013	2012	2011
Provision for revaluation	$45,963	$28,127	$16,001
Gain on the settlement of coverage litigation	(15,750)	—	(6,100)

Net asbestos-related provision	$30,213	$28,127	$9,901

Our net asbestos-related provision was the net result of our revaluation of our asbestos liability and related asset resulting from:

•	a charge related to the impact of an increase in our estimate of new claim filings,

•	a decrease in our estimate of claim filings which result in a zero-pay rate, over our 15-year estimate, and partially offset by

•	the favorable impact of the inclusion of a gain recognized in 2013 upon collection of an insurance receivable of $15,750 related to an insolvent insurance carrier, which had been previously written-off, as discussed above.

Our net asbestos-related provision was also impacted, to a lesser extent, by:

•	an adjustment for actual claim settlement experience during the year, and

•	an accrual of another year of estimated claims under our rolling 15-year asbestos-related liability estimate.

We believe the increase in our estimate of new claim filings and decrease in the zero-pay rate are short-term in nature and that the longer-term trend will revert to our previous forecast. We will continue to monitor these parameters and adjust our forecasts if actual results differ from our assumptions.

The following table summarizes our approximate U.S. asbestos-related net cash impact for indemnity and defense cost payments and collection of insurance proceeds:

	2013	2012	2011
Asbestos litigation, defense and case resolution payments	$51,400	$52,000	$62,200
Insurance proceeds	(49,000)	(43,200)	(54,300)

Net asbestos-related payments	$2,400	$8,800	$7,900

We expect to have net cash outflows of $32,000 as a result of asbestos liability indemnity and defense payments in excess of insurance proceeds during 2014. This estimate assumes no settlements with insurance companies and no elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.

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

Based on our December 31, 2013 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $40,300 and the impact on expense would be dependent upon available additional insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge on our consolidated statement of operations of approximately 85% of the increase in the liability. Long-term cash flows would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries will decline.

United Kingdom

Some of our subsidiaries in the U.K. have also received claims alleging personal injury arising from exposure to asbestos. To date, 1,052 claims have been brought against our U.K. subsidiaries of which 290 remained open as of December 31, 2013. None of the settled claims have resulted in material costs to us. The following table summarizes our asbestos-related liabilities and assets for our U.K. subsidiaries based on open (outstanding) claims and our estimate for future unasserted claims through 2027:

U.K. Asbestos	December 31, 2013	December 31, 2012
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$1,483	$1,022
Asbestos-related insurance recovery receivable	29,264	29,687

Total asbestos-related assets	$30,747	$30,709

Asbestos-related liabilities recorded within:
Accrued expenses	$1,483	$1,022
Asbestos-related liability	31,579	31,950

Total asbestos-related liabilities	$33,062	$32,972

U.K. Asbestos	December 31, 2013	December 31, 2012
Liability balance by claim category:
Open claims	$8,486	$7,843
Future unasserted claims	24,576	25,129

Total asbestos-related liabilities	$33,062	$32,972

The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. If this ruling is reversed by legislation, the total asbestos liability recorded in the U.K would increase to approximately $52,400, with a corresponding increase in the asbestos-related asset.

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

On August 30, 2013, our client filed a petition with the U.S. Bankruptcy Court for the District of Delaware seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The filing automatically stayed all proceedings against our client, including the four-party arbitration discussed above. Our client’s filing included a motion seeking authorization for the use of cash collateral to fund its activities during the bankruptcy proceedings. In its motion, our client indicated its intent to draw on performance and retention letters of credit we previously issued in connection with the contract totaling approximately $59,000, contending that the funds were needed to fund operations during the bankruptcy and make repairs to the power plant. We opposed the motion on various grounds, including that any such draw would be unsupported and wrongful, and applied for an order temporarily restraining our client from drawing on the letters of credit, lifting the automatic stay of the arbitration proceeding and transferring the question of our client’s right to draw on our letters of credit back to the arbitration for resolution in the context of the overall dispute. The bankruptcy court granted our application for temporary restraint and scheduled a further hearing on the issue, which on successive applications by our client was adjourned to November 21, 2013.

On November 1, 2013, our client filed a motion seeking the bankruptcy court’s approval of proposed debtor-in-possession financing. On November 13, 2013, our client filed its plan of reorganization. The confirmation hearing for the plan of reorganization is currently scheduled for March 10, 2014. On November 15, 2013, our client signed a stipulation to modify and lift the automatic stay of the arbitration proceedings by the bankruptcy filing to permit the arbitration to proceed as to all issues other than issues related to our letters of credit, which stipulation was approved by the bankruptcy court. The court-approved stipulation also provided for the withdrawal of our client’s motion to draw on our letters of credit and a bar to re-filing such motion prior to March 1, 2014, absent exigent circumstances. Following the lifting of the bankruptcy stay, a scheduling conference was held by the arbitration panel in December 2013 and the panel extended the various procedural deadlines in the case. The final hearing is now set for the first and second quarters of 2015.

The debtor-in-possession financing facility was approved by the court on November 21, 2013. The plan of reorganization contemplates, and any funding from the debtor-in-possession financing is conditioned upon, the achievement of various milestones by specified dates. One of the milestones is the reduction to zero by the bankruptcy court of the value of our mechanics lien and the mechanics liens of the turbine and erection contractors through a “claims estimation” proceeding. Our client moved to compel claims estimation on December 11, 2013. We and the turbine and erection contractors opposed the motion on various grounds. The motion was set to be heard on February 7, 2014 but adjourned at the request of our client to February 12, 2014. On February 10, 2014, we agreed to a partial settlement of the outstanding claims under our supply contract with our client. The settlement agreement is subject to bankruptcy court approval, which approval has been requested by our client and is pending. Our client’s claims estimation motion has been adjourned and will be withdrawn against us upon approval of the agreement of the bankruptcy court. Under the agreement, we will perform certain new work on the steam generation equipment in exchange for (i) a release from our client of liability for alleged defects in the steam generation equipment, (ii) restriction of our client’s right to draw on our letters of credit to disputes involving the new work, and (iii) a court-approved assignment of our client’s right to seek indemnification for the cost of the new work from the erection and turbine contractors. Also, under the agreement we will release our client from liability for our $14,800 in project claims related to delays, out of scope work, and improperly assessed delay liquidated damages in exchange for a court-approved assignment of our client’s right to seek indemnification for these claims from the turbine and erection contractors. Upon bankruptcy court approval of the agreement with our client, we intend to vigorously pursue our claims for the $14,800 in project claims and for the cost of the new work against the turbine and erection contractors.

Our letters of credit remain in place and we will vigorously oppose any attempt to draw down on them.

We cannot predict the ultimate outcome of this matter at this time.

Refinery and Petrochemicals Project Arbitration – India

In November 2012, we commenced arbitration in India against our client seeking collection of unpaid receivables in excess of £52,000 (approximately $86,000 based on the exchange rate in effect as of December 31, 2013), arising from services performed on a reimbursable basis for our client in connection with our client’s grass roots refinery and petrochemicals project in northeastern India. Our client rejected the claims and notified us of various potential counterclaims that it may be asserting in the arbitration, purportedly totaling in excess of £55,000 (approximately $90,900 based on the exchange rate in effect as of December 31, 2013). In June 2013, we submitted our detailed statement of claim, and in July 2013 our client submitted its detailed statement of defense and counterclaim. The amount of the counterclaim was increased to approximately £620,000 (approximately $1,024,900 based on the exchange rate in effect as of December 31, 2013) in damages, including among other claims a claim for lost profits due to delay in the execution of the project. The counterclaim concerns a number of alleged issues arising in connection with our execution of the engineering, procurement, and construction management scope of our contract, from the period from contract award until the subsequent transfer by our client of our remaining engineering, procurement and construction management scope to certain lump sum turnkey contractors hired directly by our client. Our client further contends that we are liable for delays to the project and has withheld payment on account of delay liquidated damages and, out of the total claim of £620,000 (approximately $1,024,900 based on the exchange rate in effect as of December 31, 2013) cited above, is seeking damages for lost profits in the amount of £555,000 (approximately $917,500 based on the exchange rate in effect as of December 31, 2013). We strongly dispute these contentions. Any liability for delay damages is capped under the contract at a specified percentage of our contract value, currently equivalent to approximately £11,500 (approximately $19,000 based on the exchange rate in effect as of December 31, 2013), an amount already retained by our client. The contract also excludes liability for consequential damages, including lost profits, and contains an overall cap on liability for claims in the aggregate of up to a specified percentage of our contract value, currently equivalent to approximately £28,800 (approximately $47,600 based on the exchange rate in effect as of December 31, 2013). The unpaid amount for which we are seeking reimbursement in the arbitration may increase should our client continue to withhold amounts from our invoices, as the project is still in execution. The arbitration panel has been formed. Our client moved to dismiss the arbitration as premature under the terms of the contract, and we opposed that motion. The motion was denied by the panel. Also, pursuant to our request, the panel scheduled a hearing early in the first quarter of 2014 for our claims for unpaid receivables, along with our client’s counterclaim for a deductive change order in the amount of approximately £21,600 (approximately $35,700 based on the exchange rate in effect as of December 31, 2013). An initial session of that hearing took place in January 2014 and a further session is scheduled for May 2014. The remaining claims and counterclaims, including our client’s counterclaim for lost profits, are scheduled to be heard late in the fourth quarter of 2014. We cannot predict the ultimate outcome of this matter at this time.

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

17. Quarterly Financial Data (Unaudited)

	Quarters Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Operating revenues	$851,073	$801,826	$863,407	$790,144
Contract profit	132,530	153,466	153,607	119,446
Selling, general and administrative expenses	92,028	85,521	89,801	90,332
(Loss)/income from continuing operations attributable to Foster Wheeler AG	(37,171)	48,853	68,316	16,904
(Loss)/earnings per share from continuing operations:
Basic	$(0.38)	$0.50	$0.68	$0.16
Diluted	$(0.38)	$0.50	$0.68	$0.16
Shares outstanding:
Basic weighted-average number of shares outstanding	98,732,423	98,172,200	100,001,580	104,386,669
Effect of dilutive securities	—	431,386	253,172	253,330

Diluted weighted-average number of shares outstanding	98,732,423	98,603,586	100,254,752	104,639,999

	Quarters Ended
	December 31, 2012(1)	September 30, 2012	June 30, 2012	March 31, 2012(2)
Operating revenues	$730,046	$797,296	$936,462	$927,590
Contract profit	156,807	154,220	138,933	140,083
Selling, general and administrative expenses	88,150	77,495	85,289	83,141
Income from continuing operations attributable to Foster Wheeler AG	18,637	58,667	30,421	41,490
Earnings per share from continuing operations:
Basic	$0.18	$0.55	$0.29	$0.38
Diluted	$0.18	$0.55	$0.29	$0.38
Shares outstanding:
Basic weighted-average number of shares outstanding	105,552,630	107,065,999	107,840,679	107,774,203
Effect of dilutive securities	418,228	253,963	2,576	107,604

Diluted weighted-average number of shares outstanding	105,970,858	107,319,962	107,843,255	107,881,807

(1)	Contract profit and income from continuing operations attributable to Foster Wheeler AG during the quarter ended December 31, 2012 included the pre-tax impact of an out-of-period correction for an increase of final estimated profit of $5,280 in our Global E&C Group. The after-tax impact was $4,012. The correction was recorded in the quarter ended December 31, 2012 as it was not material to results for the quarter ended September 30, 2012 (the period in which it should have been recorded), nor was it material to the 2012 financial statements as a whole.
(2)	Contract profit and income from continuing operations attributable to Foster Wheeler AG during the quarter ended March 31, 2012 included a favorable pre-tax settlement with a subcontractor of approximately $6,900.

(Loss)/income from continuing operations attributable to Foster Wheeler AG for the fourth quarter in the above table includes the following pre-tax amounts:

	Quarters Ended
	December 31, 2013	December 31, 2012
Net increase/(decrease) in contract profit from the regular revaluation of final estimated contract profit revisions: (1)
Global E&C Group	$9,700	$(1,600)
Global Power Group	13,000	14,900

Total	$22,700	$13,300

Net asbestos-related provisions:(2)
Global E&C Group	$—	$700
C&F Group	40,000	22,100

Total	$40,000	$22,800

Charges for severance-related postemployment benefits:
Global E&C Group	$1,000	$800
Global Power Group	13,000	900
C&F Group	—	300

Total	$14,000	$2,000

Charge for equity interest investment impairment in our Global E&C Group(3)	$22,400	$—
Charges for facility shutdown costs in our Global Power Group(4)	$2,100	$—

(1)	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.
(2)	Please refer to Note 16 for further information regarding the revaluation of our asbestos liability and related asset.
(3)	Impairment charge related to our equity interest investment in a waste-to-energy project in Italy. Please refer to Note 5 for further information.
(4)	Charges for facility shutdown costs included facility exit, lease termination and other costs for facilities in our Global Power Group.

18. Discontinued Operations

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

Operating revenues related to our discontinued operations, which were exclusively in the U.S., were $17,053, $23,241 and $22,621 in 2013, 2012 and 2011, respectively.

19. Subsequent Events

Pending Exchange Offer and Our Acquisition by AMEC plc

On February 13, 2014, we entered into an Implementation Agreement (the “Implementation Agreement”) with AMEC plc (“AMEC”) relating to the acquisition of all of the issued and to be issued registered shares, par value CHF 3.00 per share, of Foster Wheeler AG (the “FW share” or “FW shares”) by AMEC. On the terms and subject to the conditions of the Implementation Agreement, AMEC will commence an exchange offer (the

“Offer”) to acquire all of the FW shares, pursuant to which each validly tendered FW share will be exchanged for a combination (subject to election by each Foster Wheeler shareholder as described in our Current Report on Form 8-K filed on February 13, 2014) of (a) $16.00 in cash plus (b) 0.8998 ordinary shares, par value £0.50 per share, of AMEC (“AMEC shares”) or, at the election of such holder, American Depositary Shares (“ADSs”) representing such number of AMEC shares, less any taxes required to be withheld.

The closing of the Offer is subject to, among other things, approval by our shareholders of certain amendments to our articles of association to remove certain transfer restrictions and certain voting limitations with respect to the FW shares.

For a fuller description of the Offer, see our Current Report on Form 8-K filed on February 13, 2014.

Proposed Dividend

On February 26, 2014, our Board of Directors approved a proposal to our shareholders for a one-time dividend of $0.40 per share. We intend to ask our shareholders to approve this dividend at our Annual General Meeting on May 7, 2014 and, subject to shareholder approval, this dividend will be paid shortly after our Annual General Meeting. This dividend is not linked to, and not conditional on, the closing of the Offer. The covenants of our senior unsecured credit agreement do not limit our ability to pay this proposed dividend and we expect that there will be no Swiss withholding taxes on the dividend.

Foster Wheeler AG

Schedule II: Valuation and Qualifying Accounts

(amounts in thousands)

	2013
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year
Description
Allowance for doubtful accounts	$10,624	$3,218	$—	$(6,399)	$7,443

Deferred tax valuation allowance	$413,983	$37,870	$205	$(32,002)	$420,056

	2012
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year
Description
Allowance for doubtful accounts	$13,272	$5,635	$—	$(8,283)	$10,624

Deferred tax valuation allowance	$410,494	$8,835	$3,951	$(9,297)	$413,983

	2011
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year
Description
Allowance for doubtful accounts	$15,719	$6,751	$—	$(9,198)	$13,272

Deferred tax valuation allowance	$385,560	$16,787	$24,977	$(16,830)	$410,494

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report, which appears within Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 incorporates information by reference to our definitive proxy statement for our Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2013.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees including our chief executive officer, chief financial officer, controller and all other senior finance organization employees. The Code of Business Conduct and Ethics is publicly available on our website at www.fwc.com under the heading “Who We Are” by selecting the heading “Corporate Governance.” Any waiver of this Code of Business Conduct and Ethics for executive officers or directors may be made only by our Board of Directors or a committee of our Board of Directors and will be promptly disclosed to shareholders. If we make any substantive amendments to this Code of Business Conduct and Ethics or grant any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics to the chief executive officer, chief financial officer, controller or any person performing similar functions, we will disclose the nature of such amendment or waiver on our website at www.fwc.com under the heading “Who We Are” by selecting the heading “Corporate Governance” and/or in a current report on Form 8-K, as required by law and the rules of any exchange on which our securities are publicly traded.

A copy of our Code of Business Conduct and Ethics can be obtained upon request, without charge, by writing to the Office of the Corporate Secretary, Foster Wheeler AG, 53 Frontage Road, P.O. Box 9000, Hampton, New Jersey 08827-9000.

ITEM 11.	EXECUTIVE COMPENSATION

Item 11 incorporates information by reference to our definitive proxy statement for our Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 incorporates information by reference to our definitive proxy statement for our Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2013.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2013, the number of securities outstanding under each of our equity compensation plans, the weighted-average exercise price for our outstanding stock options and the number of options available for grant under such plans. Our equity compensation plans include stock options in all of the plans listed below and restricted share units and performance-based restricted share units granted pursuant to our Omnibus Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans
Approved by Security Holders:
Omnibus Incentive Plan	3,559,586	$10.93	4,765,902
Equity Compensation Plans
Not Approved by Security Holders:
None

Total	3,559,586	$10.93	4,765,902

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 incorporates information by reference to our definitive proxy statement for our Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Item 14 incorporates information by reference to our definitive proxy statement for our Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report:

(1)	Financial Statements

Financial Statements – See Item 8 of this Report.

(2)	Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts – See Item 8 of this Report.

All schedules and financial statements other than those indicated above have been omitted because of the absence of conditions requiring them or because the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Exhibits

3.1	Articles of Association of Foster Wheeler AG. (Filed as Exhibit 3.1 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference.)

3.2	Organizational Regulations of Foster Wheeler AG. (Filed as Exhibit 3.1 to Foster Wheeler AG’s Form 8-K, filed on November 13, 2013, and incorporated herein by reference.)

4.0	Foster Wheeler AG hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler AG and its consolidated subsidiaries to the Commission upon request.

10.1	Credit Agreement, dated August 3, 2012, among Foster Wheeler LLC, Foster Wheeler Inc., Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation and Foster Wheeler International Corporation, as Borrowers, the guarantors party thereto, the lenders party thereto, BNP Paribas as Administrative Agent, BNP Paribas Securities Corp. as Sole Bookrunner, BNP Paribas Securities Corp., Union Bank, N.A., HSBC Bank USA, National Association, and Wells Fargo Securities, LLC as Joint Lead Arrangers, and Union Bank, N.A., HSBC Bank USA, National Association, and Wells Fargo Bank, National Association as Syndication Agents and Crédit Agricole Corporate & Investment Bank, Lloyds TSB Bank plc, and PNC Bank, National Association as Documentation Agents. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.)

10.2	Lease Agreement, dated as of August 16, 2002, by and among Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.15 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference.)

10.3	Letter Amendment to the Lease Agreement, dated as of January 6, 2003, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.30 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002, and incorporated herein by reference.)

10.4	Letter Amendment No. 2, dated as of April 21, 2003, to the Lease Agreement between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.7 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, and incorporated herein by reference.)

10.5	Letter Amendment No. 3, dated as of July 14, 2003, to the Lease Agreement dated August 16, 2002, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.6 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, and incorporated herein by reference.)

10.6	First Amendment to the Lease Agreement, dated as of December 19, 2003, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.9 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.)

10.7	Second Amendment to the Lease Agreement, dated as of August 15, 2011, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.10 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.)

10.8	Amended and Restated Guaranty and Suretyship Agreement, dated as of August 15, 2011, made by Foster Wheeler LLC, Foster Wheeler Ltd., Foster Wheeler Inc., Foster Wheeler International Holdings, Inc., Foster Wheeler AG and Energy (NJ) QRS 15-10, Inc. (Filed as Exhibit 10.11 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.)

10.9*	Foster Wheeler Annual Executive Short-term Incentive Plan, as amended and restated effective February 28, 2013. (Filed as Exhibit 10.11 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.)

10.10*	First Amendment to Foster Wheeler Annual Executive Short-term Incentive Plan, as amended and restated effective February 28, 2013, effective February 26, 2014.

10.11*	Foster Wheeler AG Omnibus Incentive Plan, Amended and Restated Effective as of May 2, 2013 (Included as Annex B to Foster Wheeler AG’s Definitive Proxy Statement filed on March 26, 2013 and incorporated herein by reference.)

10.12*	Form of Employee Nonqualified Stock Option Agreement effective May 2010 with respect to certain employees and executive officers. (Filed as Exhibit 10.16 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.)

10.13*	Form of Employee Nonqualified Stock Option Agreement effective November 2012 with respect to certain employees and executive officers. (Filed as Exhibit 10.19 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.14*	Form of Employee Nonqualified Stock Option Agreement effective February 2013 with respect to certain employees and executive officers. (Filed as Exhibit 10.20 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.15*	Form of Employee Restricted Stock Unit Award Agreement effective May 2010 with respect to certain employees and executive officers. (Filed as Exhibit 10.17 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.)

10.16*	Form of Employee Restricted Stock Unit Award Agreement effective November 2012 with respect to certain employees and executive officers. (Filed as Exhibit 10.22 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.17*	Form of Employee Restricted Stock Unit Award Agreement effective February 2013 with respect to certain employees and executive officers. (Filed as Exhibit 10.23 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.18*	Form of Employee Restricted Stock Unit Award Agreement effective February 2014 with respect to certain employees and executive officers.

10.19*	Form of Employee Restricted Stock Unit Award Agreement (with Performance Goals). (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on March 2, 2011, and incorporated herein by reference.)

10.20*	Form of Employee Restricted Stock Unit Award Agreement (with Performance Goals) effective November 2012 with respect to certain employees and executive officers. (Filed as Exhibit 10.25 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.)

10.21*	Form of Employee Restricted Stock Unit Award Agreement (with Performance Goals) effective February 2013 with respect to certain employees and executive officers. (Filed as Exhibit 10.26 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.)

10.22*	Form of Employee Restricted Stock Unit Award Agreement (with Performance Goals) effective December 2013 with respect to certain employees and executive officers.

10.23*	Form of Employee Restricted Stock Unit Award Agreement (with Performance Goals) effective February 2014 with respect to certain employees and executive officers.

10.24*	Form of Director Nonqualified Stock Option Agreement effective February 2013 with respect to non-employee directors. (Filed as Exhibit 10.29 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.25*	Form of Director Restricted Stock Unit Agreement effective February 2013 with respect to non-employee directors. (Filed as Exhibit 10.31 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.26*	Form of Indemnification Agreement for directors and officers of Foster Wheeler Ltd., dated as of November 3, 2004. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, filed on November 8, 2004, and incorporated herein by reference.)

10.27*	Form of Indemnification Agreement for directors and officers of Foster Wheeler AG, dated as of February 9, 2009. (Filed as Exhibit 10.10 to Foster Wheeler AG’s Form 8-K, filed on February 9, 2009, and incorporated herein by reference.)

10.28*	Foster Wheeler AG Senior Executive Severance Plan, effective as of February 28, 2013. (Filed as Exhibit 10.34 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.29*	Employment agreement between Foster Wheeler Inc. and J. Kent Masters, dated July 21, 2011. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on July 25, 2011, and incorporated herein by reference.)

10.30*	First Amendment to Letter Agreement, between Foster Wheeler Inc. and J. Kent Masters, dated October 29, 2012. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on November 1, 2012, and incorporated herein by reference.)

10.31*	Unofficial English Translation of Fixed Term Employment Agreement between Foster Wheeler Continental Europe S.r.l. and Umberto della Sala, effective as of April 1, 2008. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, filed on February 28, 2008, and incorporated herein by reference.)

10.32*	Employment Agreement between Foster Wheeler Ltd. and Umberto della Sala, dated as of March 1, 2008. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, filed on February 28, 2008, and incorporated herein by reference.)

10.33*	Agreement for the Termination of Fixed Term Employment Contract between Foster Wheeler Continental Europe S.r.l. and Umberto della Sala, dated as of September 30, 2008. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)

10.34*	Unofficial English Translation of Fixed Term Employment Agreement between Foster Wheeler Global E&C S.r.l. and Umberto della Sala, dated as of October 1, 2008. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)

10.35*	First Amendment to the Employment Agreement between Foster Wheeler Ltd. and Umberto della Sala, dated as of October 1, 2008. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2008, and incorporated herein by reference.)

10.36*	Second Amendment to the Employment Agreement between Foster Wheeler Inc. and Umberto della Sala, effective as of February 18, 2010. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on February 22, 2010, and incorporated herein by reference.)

10.37*	Third Amendment to the Employment Agreement between Foster Wheeler Inc. and Umberto della Sala, dated as of November 29, 2010. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on December 1, 2010, and incorporated herein by reference.)

10.38*	Unofficial English Translation of Extension of Fixed Term Employment Agreement between Foster Wheeler Global E&C S.r.l. and Umberto della Sala, dated February 18, 2010. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, filed on February 22, 2010, and incorporated herein by reference.)

10.39*	Fourth Amendment to the Employment Agreement between Foster Wheeler Inc. and Umberto della Sala, dated July 20, 2011. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, filed on July 25, 2011, and incorporated herein by reference.)

10.40*	Fifth Amendment to the Employment Agreement between Foster Wheeler Inc. and Umberto della Sala, dated as of November 8, 2012. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, filed on November 13, 2012, and incorporated herein by reference.)

10.41*	Sixth Amendment to the Employment Agreement between Foster Wheeler Inc. and Umberto della Sala, effective as of January 1, 2013. (Filed as Exhibit 10.47 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.42*	Unofficial English Translation of Extension of Fixed Term Employment Agreement between Foster Wheeler Global E&C S.r.l. and Umberto della Sala, dated December 6, 2012. (Filed as Exhibit 10.48 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.43*	Employment Agreement between Foster Wheeler Asia Pacific Pte. Ltd. and Roberto Penno, effective as of June 1, 2009.

10.44*	First Amendment to the Employment Agreement between Foster Wheeler Asia Pacific Pte. Ltd. and Roberto Penno, effective as of January 1, 2011.

10.45*	Second Amendment to the Employment Agreement between Foster Wheeler Asia Pacific Pte. Ltd. and Roberto Penno, effective as of November 11, 2013.

10.46*	Employment Agreement, between Foster Wheeler North America Corp. and Gary T. Nedelka, dated as of January 6, 2009. (Filed as Exhibit 10.76 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)

10.47*	First Amendment to the Employment Agreement between Foster Wheeler North America Corp. and Gary T. Nedelka, dated as of December 21, 2009. (Filed as Exhibit 10.89 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)

10.48*	Second Amendment to the Employment Agreement between Foster Wheeler North America Corp. and Gary T. Nedelka, dated as of August 30, 2010. (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.)

10.49*	Third Amendment to the Employment Agreement between Foster Wheeler North America Corp. and Gary Nedelka, dated as of April 12, 2011. (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.)

10.50*	Fourth Amendment to the Employment Agreement between Foster Wheeler North America Corp. and Gary Nedelka, effective January 1, 2013. (Filed as Exhibit 10.73 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.51*	Employment Agreement between Foster Wheeler Ltd. and Franco Baseotto, dated as of May 6, 2008. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, filed on May 12, 2008, and incorporated herein by reference.)

10.52*	First Amendment to the Employment Agreement between Foster Wheeler Inc. and Franco Baseotto, effective as of January 18, 2010. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on January 20, 2010, and incorporated herein by reference.)

10.53*	Second Amendment to the Employment Agreement between Foster Wheeler Inc. and Franco Baseotto, dated as of May 4, 2010. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 8-K, filed on May 10, 2010, and incorporated herein by reference.)

10.54*	Third Amendment to the Employment Agreement between Foster Wheeler Inc. and Franco Baseotto, dated as of March 14, 2012. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.)

10.55*	Fourth Amendment to the Employment Agreement between Foster Wheeler Inc. and Franco Baseotto, dated October 29, 2012. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, filed on November 1, 2012, and incorporated herein by reference.)

10.56*	Fifth Amendment to the Employment Agreement between Foster Wheeler Inc. and Franco Baseotto, effective January 1, 2013. (Filed as Exhibit 10.54 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.57*	Contract of Employment between Foster Wheeler Energy Limited and Michelle Davies, prepared on August 8, 2008. (Filed as Exhibit 10.99 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)

10.58*	First Amendment to the Employment Agreement between Foster Wheeler Energy Limited and Michelle K. Davies, dated as of January 1, 2010. (Filed as Exhibit 10.14 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.)

10.59*	Second Amendment to the Employment Agreement between Foster Wheeler Energy Limited and Michelle K. Davies, dated as of November 17, 2011. (Filed as Exhibit 10.62 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.)

10.60*	Third Amendment to the Employment Agreement between Foster Wheeler Energy Limited and Michelle K. Davies, effective as of March 1, 2013. (Filed as Exhibit 10.58 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.61*	Fourth Amendment to the Contract of Employment between Foster Wheeler Energy Limited and Michelle K. Davies, effective as of May 7, 2013. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference.)

10.62*	Contract of Employment between Foster Wheeler Management Limited and Stephen Rostron, effective as of August 27, 2013. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.)

10.63*	Employment Agreement between Foster Wheeler Ltd. and Beth Sexton, dated as of April 7, 2008. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2008, and incorporated herein by reference.)

10.64*	First Amendment to the Employment Agreement between Foster Wheeler Inc. and Beth Sexton, effective as of January 18, 2010. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 8-K, filed on January 20, 2010, and incorporated herein by reference.)

10.65*	Second Amendment to the Employment Agreement between Foster Wheeler Inc. and Beth Sexton, dated as of May 4, 2010. (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.)

10.66*	Third Amendment to the Employment Agreement between Foster Wheeler Inc. and Beth Sexton, dated as of February 22, 2011. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.)

10.67*	Fourth Amendment to the Employment Agreement between Foster Wheeler Inc. and Beth B. Sexton, dated October 29, 2012. (Filed as Exhibit 10.3 to Foster Wheeler AG’s Form 8-K, filed on November 1, 2012, and incorporated herein by reference.)

10.68*	Fifth Amendment to the Employment Agreement between Foster Wheeler Inc. and Beth B. Sexton, effective January 1, 2013. (Filed as Exhibit 10.68 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.69*	Employment Agreement between Foster Wheeler Ltd. and Lisa Z. Wood, dated as of January 6, 2009. (Filed as Exhibit 10.77 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 26, 2008, and incorporated herein by reference.)

10.70*	First Amendment to the Employment Agreement between Foster Wheeler Inc. and Lisa Z. Wood, effective as of January 18, 2010. (Filed as Exhibit 10.91 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)

10.71*	Second Amendment to the Employment Agreement between Foster Wheeler Inc. and Lisa Z. Wood, dated as of July 16, 2010. (Filed as Exhibit 10.6 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.)

10.72*	Employment Agreement among Foster Wheeler Inc., Rakesh K. Jindal and Foster Wheeler International Corp., dated as of April 27, 2009. (Filed as Exhibit 10.1 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.)

10.73*	First Amendment to the Employment Agreement between Foster Wheeler Inc. and Rakesh K. Jindal, effective as of January 18, 2010. (Filed as Exhibit 10.95 to Foster Wheeler AG’s Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.)

10.74*	Second Amendment to the Employment Agreement between Foster Wheeler Inc. and Rakesh K. Jindal, effective as of April 1, 2010. (Filed as Exhibit 10.98 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.)

10.75*	Third Amendment to the Employment Agreement between Foster Wheeler Inc. and Rakesh K. Jindal, dated as of May 25, 2010. (Filed as Exhibit 10.5 to Foster Wheeler AG’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.)

10.76*	Fourth Amendment to the Employment Agreement between Foster Wheeler Inc. and Rakesh K. Jindal, dated as of March 14, 2012. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.)

10.77*	Fifth Amendment to the Employment Agreement between Foster Wheeler Inc. and Rakesh K. Jindal, dated October 29, 2012. (Filed as Exhibit 10.82 to Foster Wheeler AG’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.)

10.78*	Sixth Amendment to the Employment Agreement between Foster Wheeler Inc. and Rakesh K. Jindal, dated November 8, 2013.

10.79*	Contract of Employment between Foster Wheeler Management Limited and Jon Nield, dated as of September 19, 2013. (Filed as Exhibit 10.2 to Foster Wheeler AG’s Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.)

21.0	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Analysis, Research & Planning Corporation.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG (Registrant)

BY:	/s/ FRANCO BASEOTTO
Franco Baseotto Executive Vice President, Chief Financial Officer and Treasurer

Date: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed, as of February 27, 2014, by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title
/s/ J. KENT MASTERS J. Kent Masters (Principal Executive Officer)	Director, President and Chief Executive Officer

/s/ FRANCO BASEOTTO Franco Baseotto (Principal Financial Officer)	Executive Vice President, Chief Financial Officer and Treasurer

/s/ LISA Z. WOOD Lisa Z. Wood (Principal Accounting Officer)	Vice President and Controller

/s/ CLAYTON C. DALEY, JR. Clayton C. Daley, Jr.	Director

/s/ UMBERTO DELLA SALA Umberto della Sala	Director

/s/ STEVEN J. DEMETRIOU Steven J. Demetriou	Director, Chairman of the Board

/s/ EDWARD G. GALANTE Edward G. Galante	Director

/s/ JOHN M. MALCOLM John M. Malcolm	Director

/s/ STEPHANIE S. NEWBY Stephanie S. Newby	Director

/s/ HENRI PHILIPPE REICHSTUL Henri Philippe Reichstul	Director

/s/ MAUREEN B. TART-BEZER Maureen B. Tart-Bezer	Director