Form 10-Q
period 2014-03-31
FOSTER WHEELER AG
filed 2014-05-07
CIK 1130385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,713,289 registered shares were outstanding as of April 25, 2014.

FOSTER WHEELER AG

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands of dollars, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Operating revenues	$733,699	$790,144
Cost of operating revenues	618,164	670,698

Contract profit	115,535	119,446

Selling, general and administrative expenses	82,047	90,332
Other income, net	(6,140)	(4,751)
Other deductions, net	10,703	5,312
Interest income	(1,403)	(1,462)
Interest expense	3,662	2,672
Net asbestos-related provision	2,008	2,000

Income from continuing operations before income taxes	24,658	25,343
Provision for income taxes	9,718	5,160

Income from continuing operations	14,940	20,183

Discontinued operations:
Loss from discontinued operations before income taxes	—	(3,878)
Provision for income taxes from discontinued operations	—	—

Loss from discontinued operations	—	(3,878)

Net income	14,940	16,305

Less: Net (loss)/income attributable to noncontrolling interests	(2,127)	3,279

Net income attributable to Foster Wheeler AG	$17,067	$13,026

Amounts attributable to Foster Wheeler AG:
Income from continuing operations	$17,067	$16,904
Loss from discontinued operations	—	(3,878)

Net income attributable to Foster Wheeler AG	$17,067	$13,026

Basic earnings per share attributable to Foster Wheeler AG:
Income from continuing operations (see Note 1)	$0.17	$0.16
Loss from discontinued operations	—	(0.04)

Net income attributable to Foster Wheeler AG	$0.17	$0.12

Diluted earnings per share attributable to Foster Wheeler AG:
Income from continuing operations (see Note 1)	$0.17	$0.16
Loss from discontinued operations	—	(0.04)

Net income attributable to Foster Wheeler AG	$0.17	$0.12

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands of dollars)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$14,940	$16,305
Other comprehensive loss, net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments	(3,288)	(14,413)
Tax impact	(7)	—

Foreign currency translation adjustments, net of tax	(3,295)	(14,413)

Cash flow hedges adjustments:
Unrealized loss	(2,368)	(818)
Tax impact	820	208

Unrealized loss, net of tax	(1,548)	(610)

Reclassification for losses included in net income (see Note 8 for further information)	1,020	1,135
Tax impact	(347)	(288)

Reclassification for losses included in net income, net of tax	673	847

Total cash flow hedges adjustments, net of tax	(875)	237

Pension and other postretirement benefits adjustments, net of tax:
Net actuarial loss	(3,980)	—
Tax impact	498	—

Net actuarial loss, net of tax	(3,482)	—

Amortization included in net periodic pension cost (see Note 6 for further information):
Net actuarial loss	4,115	4,664
Tax impact	(456)	(449)

Net actuarial loss, net of tax	3,659	4,215

Prior service credit	(1,445)	(1,264)
Tax impact	114	91

Prior service credit, net of tax	(1,331)	(1,173)

Transition obligation	5	14
Tax impact	—	3

Transition obligation, net of tax	5	17

Total pension and other postretirement benefits adjustments, net of tax	(1,149)	3,059

Other comprehensive loss, net of tax	(5,319)	(11,117)

Comprehensive income	9,621	5,188
Less: Comprehensive (loss)/income attributable to noncontrolling interests	(2,693)	2,492

Comprehensive income attributable to Foster Wheeler AG	$12,314	$2,696

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands of dollars, except share data and per share amounts)

(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$527,867	$556,190
Accounts and notes receivable, net:
Trade	715,360	671,770
Other	60,581	57,262
Contracts in process	201,034	197,232
Prepaid, deferred and refundable income taxes	61,391	62,856
Other current assets	39,070	38,431

Total current assets	1,605,303	1,583,741

Land, buildings and equipment, net	274,667	279,981
Restricted cash	53,580	82,867
Notes and accounts receivable - long-term	14,645	15,060
Investments in and advances to unconsolidated affiliates	181,736	181,315
Goodwill	169,377	169,801
Other intangible assets, net	108,235	113,463
Asbestos-related insurance recovery receivable	118,711	120,489
Other assets	148,031	143,848
Deferred tax assets	47,710	49,707

TOTAL ASSETS	$2,721,995	$2,740,272

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$12,696	$12,513
Accounts payable	248,442	282,403
Accrued expenses	261,640	304,312
Billings in excess of costs and estimated earnings on uncompleted contracts	635,383	569,652
Income taxes payable	36,657	39,078

Total current liabilities	1,194,818	1,207,958

Long-term debt	113,030	113,719
Deferred tax liabilities	40,680	39,714
Pension, postretirement and other employee benefits	109,077	111,221
Asbestos-related liability	248,670	257,180
Other long-term liabilities	206,308	210,651
Commitments and contingencies

TOTAL LIABILITIES	1,912,583	1,940,443

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	10,632	15,664

TOTAL TEMPORARY EQUITY	10,632	15,664

Equity:
Registered shares:
CHF 3.00 par value; authorized: 158,256,236 shares and 157,863,694 shares; conditionally authorized: 57,775,870 shares and 58,168,412 shares; issued: 106,035,442 shares and 105,642,900 shares; outstanding: 99,443,742 shares and 99,051,200 shares.	261,278	259,937
Paid-in capital	226,769	216,450
Retained earnings	950,227	933,160
Accumulated other comprehensive loss	(514,070)	(509,317)
Treasury shares (outstanding: 6,591,700 shares and 6,591,700 shares)	(150,131)	(150,131)

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	774,073	750,099

Noncontrolling interests	24,707	34,066

TOTAL EQUITY	798,780	784,165

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$2,721,995	$2,740,272

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands of dollars)

(unaudited)

	Registered Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Foster Wheeler AG Shareholders’ Equity	Noncontrolling Interests	Total Equity
Three Months Ended March 31, 2013
Balance at December 31, 2012	$269,633	$266,943	$835,993	$(567,603)	$(90,976)	$713,990	$43,403	$757,393
Net income	—	—	13,026	—	—	13,026	3,279	16,305
Other comprehensive loss, net of tax	—	—	—	(10,330)	—	(10,330)	(787)	(11,117)
Issuance of registered shares upon exercise of stock options	97	546	—	—	—	643	—	643
Issuance of registered shares upon vesting of restricted awards	449	(449)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,514)	(10,514)
Share-based compensation expense	—	4,992	—	—	—	4,992	—	4,992
Excess tax shortfall related to share-based compensation	—	(85)	—	—	—	(85)	—	(85)
Repurchase of registered shares	—	—	—	—	(33,948)	(33,948)	—	(33,948)

Balance at March 31, 2013	$270,179	$271,947	$849,019	$(577,933)	$(124,924)	$688,288	$35,381	$723,669

Three Months Ended March 31, 2014

Balance at December 31, 2013	$259,937	$216,450	$933,160	$(509,317)	$(150,131)	$750,099	$34,066	$784,165
Net income	—	—	17,067	—	—	17,067	(2,127)	14,940
Other comprehensive loss, net of tax	—	—	—	(4,753)	—	(4,753)	(566)	(5,319)
Issuance of registered shares upon exercise of stock options	245	1,475	—	—	—	1,720	—	1,720
Issuance of registered shares upon vesting of restricted awards	1,096	(1,096)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,666)	(6,666)
Share-based compensation expense	—	9,649	—	—	—	9,649	—	9,649
Excess tax benefit related to share-based compensation	—	291	—	—	—	291	—	291
Repurchase of registered shares	—	—	—	—	—	—	—	—

Balance at March 31, 2014	$261,278	$226,769	$950,227	$(514,070)	$(150,131)	$774,073	$24,707	$798,780

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands of dollars)

(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,940	$16,305
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	14,315	15,342
Net non-cash asbestos-related provision	2,008	2,000
Share-based compensation expense	4,617	4,590
Excess tax (benefit)/shortfall related to share-based compensation	(291)	85
Deferred income tax provision	1,079	4,218
Equity in earnings of unconsolidated affiliates, net of dividends	(4,275)	(2,023)
Other noncash items, net	(41)	30
Changes in assets and liabilities, net of effects from acquisitions:
(Increase)/decrease in receivables	(45,104)	38,631
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	60,826	(36,132)
Decrease in accounts payable and accrued expenses	(71,038)	(52,280)
Net change in other current assets and liabilities	1,530	(11,929)
Net change in other long-term assets and liabilities	(22,241)	(14,951)

Net cash used in operating activities — continuing operations	(43,675)	(36,114)

Net cash used in operating activities — discontinued operations	—	(331)

Net cash used in operating activities	(43,675)	(36,445)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments related to acquisition of businesses, net of cash acquired	—	(24,895)
Change in restricted cash	29,285	17,598
Capital expenditures	(5,769)	(7,862)
Return of investment from unconsolidated affiliates	—	82
Proceeds from sale of short-term investments	—	121
Other investing activities	61	—

Net cash provided by/(used in) investing activities — continuing operations	23,577	(14,956)

Net cash provided by investing activities — discontinued operations	—	331

Net cash provided by/(used in) investing activities	23,577	(14,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	—	(33,948)
Distributions to noncontrolling interests	(6,666)	(10,514)
Proceeds from stock options exercised	1,720	643
Excess tax benefit/(shortfall) related to share-based compensation	291	(85)
Repayment of debt and capital lease obligations	(646)	(632)

Net cash used in financing activities	(5,301)	(44,536)

Effect of exchange rate changes on cash and cash equivalents	(2,924)	(11,000)

Decrease in cash and cash equivalents	(28,323)	(106,606)
Less: Increase/(decrease) in cash and cash equivalents — discontinued operations	—	—

Decrease in cash and cash equivalents — continuing operations	(28,323)	(106,606)

Cash and cash equivalents at beginning of year	556,190	582,322

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$527,867	$475,716

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

The consolidated financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), filed with the Securities and Exchange Commission on February 27, 2014. The consolidated balance sheet as of December 31, 2013 was derived from the audited financial statements included in our 2013 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

Certain prior period amounts have been reclassified to conform to the current period presentation. Reclassifications also include the presentation of our former waste-to-energy business as a result of its classification as held-for-sale and, in turn, discontinued operations. Please refer to Note 14 for further information.

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

	Three Months Ended March 31,
	2014	2013
Number of separate projects	6	11
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions	$13,200	$19,000

Please see Note 12 for further information related to changes in final estimated contract profit and the impact on business segment results.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims as additional contract revenue if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. These two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred, which can include amounts from unapproved change orders when the two requirements described above are met. Unapproved change orders or similar items subject to uncertainty that do not meet the two requirements described above are expensed without the recognition of additional contract revenue. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. Our consolidated financial statements included commercial claims of $6,600 and $4,500 as of March 31, 2014 and December 31, 2013, respectively, of which substantially all costs had been incurred as of March 31, 2014 and December 31, 2013.

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. In the event that we defer pre-contract costs and we are not successful in obtaining the contract, we write off the deferred costs through our consolidated statement of operations in the period when we no longer assess recoverability of such costs as probable. Deferred pre-contract costs were inconsequential as of March 31, 2014 and December 31, 2013.

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

In accordance with terms under our long-term contracts, our customers may withhold certain percentages of such billings until completion and acceptance of the work performed, which we refer to as retention receivables. Final payment of retention receivables might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, are included in current assets on the consolidated balance sheet. We have not recorded a provision for the outstanding retention receivable balances as of March 31, 2014 or December 31, 2013.

Trade accounts receivable are continually evaluated for collectability. Provisions are established on a project-specific basis when there is an issue associated with the client’s ability to make payments or there are circumstances where the client is not making payment due to contractual issues.

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

As of March 31, 2014 and December 31, 2013, we participated in certain entities determined to be VIEs, including a gas-fired cogeneration facility in Martinez, California and a refinery/electric power generation project in Chile. We consolidate the operations of the Martinez project while we record our participation in the project in Chile on the equity method of accounting.

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

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Fair value measurements:
Assets:
Assets measured at fair value on a recurring basis:
Foreign currency forward contracts	$—	$1,330	$—	$—	$7,361	$—

Assets measured at fair value on a non-recurring basis:
Investment in an unconsolidated affiliate	$—	$—	$—	$—	$—	$35,096

Liabilities:
Liabilities measured at fair value on a recurring basis:
Foreign currency forward contracts	$—	$1,512	$—	$—	$2,405	$—
Interest rate swap contracts	—	8,757	—	—	7,866	—

Total liabilities measured at fair value on a recurring basis	$—	$10,269	$—	$—	$10,271	$—

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

The computations of basic and diluted earnings per share from continuing operations were as follows:

	Three Months Ended March 31,
	2014	2013
Income from continuing operations attributable to Foster Wheeler AG	$17,067	$16,904

Basic weighted-average number of shares outstanding	99,147,429	104,386,669
Effect of dilutive securities	1,263,233	253,330

Diluted weighted-average number of shares outstanding	100,410,662	104,639,999

Income from continuing operations per share:
Basic	$0.17	$0.16

Diluted	$0.17	$0.16

The following table summarizes share-based compensation awards not included in the calculation of diluted earnings per share as the assumed proceeds from those awards, on a per share basis, were greater than the average share price for the period, which would result in an antidilutive effect on diluted earnings per share:

	Three Months Ended March 31,
	2014	2013

Stock options	527,547	1,574,710

Performance-based restricted share units	432,445	1,132,649

Pending Exchange Offer and Our Acquisition by AMEC plc – On February 13, 2014, we entered into an Implementation Agreement (the “Implementation Agreement”) with AMEC plc (“AMEC”) relating to the acquisition of all of the issued and to be issued registered shares, par value CHF 3.00 per share, of Foster Wheeler AG (the “FW shares”) by AMEC. On the terms and subject to the conditions of the Implementation Agreement, AMEC will commence an exchange offer (the “Offer”) to acquire all of the FW shares, pursuant to which each validly tendered FW share will be exchanged for a combination (subject to election by each Foster Wheeler shareholder as described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2014) of (a) $16.00 in cash plus (b) 0.8998 ordinary shares, par value £0.50 per share, of AMEC (“AMEC shares”) or, at the election of such holder, American Depositary Shares representing such number of AMEC shares.

The closing of the Offer is subject to, among other things, approval by our shareholders of certain amendments to our articles of association to remove certain transfer restrictions and certain voting limitations with respect to the FW shares.

For a full description of the Offer, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2014.

Proposed Dividend – On February 26, 2014, our Board of Directors approved a proposal to our shareholders for a one-time dividend of $0.40 per share. We intend to ask our shareholders to approve this dividend at our Annual General Meeting on May 7, 2014 and, subject to shareholder approval, this dividend will be paid shortly after our Annual General Meeting. This dividend is not linked to, and not conditional on, the closing of the Offer. The covenants of our senior unsecured credit agreement do not limit our ability to pay this proposed dividend and we expect that there will be no Swiss withholding taxes on the dividend.

2. Business Combinations

2014 Acquisition Activity

In April 2014, we acquired certain assets of the Siemens Environmental Systems and Services (“SESS”) business from Siemens Energy, Inc. in a cash transaction for a nominal amount. The SESS business supplies and services clean air technologies for use in power plants and industrial facilities with locations in Pittsburgh, Pennsylvania and Branchburg, New Jersey. The assets, liabilities and results of operations from this acquisition will be included within our Global Power Group business segment.

In March 2014, we entered into a merger implementation agreement with MDM Engineering Group Limited (“MDM Engineering”) to acquire all of the ordinary shares and options of MDM Engineering in a cash transaction valued at approximately $109,000 (the “MDM Transaction”). The MDM Transaction is subject to MDM Engineering shareholder approval and other closing conditions. The MDM Transaction closing is expected to occur in the latter half of 2014. MDM Engineering Group is based in South Africa and is a minerals process and project management company focused on the mining industry. The company provides a wide range of services from preliminary and final feasibility studies, through to plant design, construction and commissioning. The assets, liabilities and results of operations of this business will be included within our Global Engineering and Construction Group (“Global E&C Group”) business segment.

2013 Acquisition Activity

In June 2013, we acquired all of the outstanding shares of a privately held upstream consultancy business located in the United Kingdom and additional related assets in the Middle East. This acquired business specializes in field development and project decision support, focused on the evaluation and implementation of oil and gas field developments covering greenfield and brownfield assets. We paid cash consideration net of cash acquired of £6,000 (approximately $9,300 based on the exchange rates in effect on the payment dates). The sale and purchase agreement also included an earnout provision for additional consideration with an estimated maximum of £3,000 (approximately $5,000 based on the exchange rate in effect on March 31, 2014), depending on the acquired business’ performance, as defined in the sale and purchase agreement, over a period of approximately 3 and a half years subsequent to the acquisition date. Any amounts recognized under the earnout will be reported as compensation expense in periods subsequent to the acquisition date rather than as part of the purchase price for the business. The purchase price allocation and pro forma impact assuming the acquisition had occurred as of the beginning of 2012 were not significant to our consolidated financial statements. As a result of the purchase price allocation, we recognized goodwill of $4,465 and other intangible assets of $5,307 related to this acquisition. The assets, liabilities and results of operations of the acquired business are included within our Global E&C Group business segment.

Also in June 2013, we acquired all of the outstanding shares of a privately held engineering and project management business located in Mexico with experience in both offshore and onshore upstream oil and gas, downstream oil and gas and power projects. We paid cash consideration net of cash acquired of approximately $15,700. The purchase price allocation and pro forma impact assuming the acquisition had occurred as of the beginning of 2012 were not significant to our consolidated financial statements. As a result of the purchase price allocation, we recognized goodwill of $18,143 and other intangible assets of $7,100 related to this acquisition. The assets, liabilities and results of operations of the acquired business are included within our Global E&C Group business segment.

During our U.S. operations’ fiscal first quarter of 2013, we acquired all of the outstanding shares of a privately held U.S.-based business that specializes in the management of construction and commissioning of pharmaceutical and biotech facilities and which also has the capabilities to manage the full engineering, procurement and construction of such facilities. In addition, the acquired business has the ability to provide modular project delivery services on a worldwide basis through its participation in a business partnership. We paid cash consideration net of cash acquired of approximately $25,100, which includes a working capital adjustment paid subsequent to the three months ended March 31, 2013. The sale and purchase agreement also included an earnout provision for additional consideration with an estimated maximum of approximately $6,600, depending on the acquired business’ performance, as defined in the sale and purchase agreement, over a period of approximately 5 years subsequent to the acquisition date. Any amounts recognized under the earnout will be reported as compensation expense in periods subsequent to the acquisition date rather than as part of the purchase price for the business. The purchase price allocation and pro forma impact assuming the acquisition had occurred as of the beginning of 2012 were not significant to our consolidated financial statements. As a result of the purchase price allocation, we recognized goodwill of $10,571 and other intangible assets of $13,980 related to this acquisition. The assets, liabilities and results of operations of the acquired business are included within our Global E&C Group business segment.

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

We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for these entities (each as a whole) based on where the projects are located:

	March 31, 2014		December 31, 2013
	Italy	Chile	Italy	Chile
Balance Sheet Data:
Current assets	$171,591	$74,166	$156,844	$66,867
Other assets (primarily buildings and equipment)	250,729	86,532	259,392	88,936
Current liabilities	112,781	26,086	108,769	25,643
Other liabilities (primarily long-term debt)	149,785	14,482	149,578	14,482

Net assets	$159,754	$120,130	$157,889	$115,678

	Three Months Ended March 31,
	2014		2013
	Italy	Chile	Italy	Chile
Income Statement Data:

Total revenues	$33,279	$20,105	$33,009	$17,593
Gross profit	15,450	8,718	196	9,215
Income/(loss) before income taxes	7,641	5,566	(1,653)	8,885
Net earnings/(loss)	2,365	4,452	(1,271)	6,868

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

Our consolidated financial statements reflect the following amounts related to our unconsolidated affiliates in Italy and Chile:

	Three Months Ended March 31,
	2014	2013
Equity in the net earnings of unconsolidated affiliates	$3,921	$4,104
Distributions from equity affiliates	$—	$1,943

	March 31, 2014	December 31, 2013

Investments in unconsolidated affiliates	$154,258	$150,558

Our equity earnings from our projects in Italy were $1,161 in the first three months of 2014 and were inconsequential in the first three months of 2013.

Our equity earnings from our project in Chile were $2,760 and $4,227 in the first three months of 2014 and 2013, respectively. The decrease in equity earnings in the first three months of 2014, compared to the same period in 2013, was primarily driven by a reversal of a risk contingency in the first quarter of 2013 associated with the insurance proceeds received by our project in Chile in connection with its 2010 earthquake loss. Excluding this item, equity earnings would have shown an increase when comparing the first three months of 2014 to the same period in 2013.

We have guaranteed certain performance obligations of our project in Chile. We have a contingent obligation, which is measured annually based on the operating results of our project in Chile for the preceding year and is shared equally with our minority interest partner. We did not have a current payment obligation under this guarantee as of March 31, 2014 or December 31, 2013.

We also have a wholly-owned subsidiary that provides operations and maintenance services to our project in Chile. We record the fees for operations and maintenance services in operating revenues on our consolidated statement of operations and the corresponding receivable in trade accounts and notes receivable on our consolidated balance sheet.

Our consolidated financial statements include the following balances related to our project in Chile:

	Three Months Ended March 31,
	2014	2013
Fees for operations and maintenance services (included in operating revenues)	$2,728	$2,804

	March 31, 2014	December 31, 2013
Receivable from our unconsolidated affiliate in Chile (included in trade receivables)	$13,904	$7,866

We also have guaranteed the performance obligations of our wholly-owned subsidiary under the operations and maintenance agreement governing our project in Chile. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have ever been paid under the guarantee.

Other Investments

We are the majority equity partner and general partner of a gas-fired cogeneration project in Martinez, California, which we have determined to be a VIE as of March 31, 2014 and December 31, 2013. We are the primary beneficiary of the VIE, since we have the power to direct the activities that most significantly impact the VIE’s performance. These activities include the operations and maintenance of the facilities. Accordingly, as the primary beneficiary of the VIE, we have consolidated this entity. The aggregate net assets of this entity are presented below.

	March 31, 2014	December 31, 2013
Balance Sheet Data (excluding intercompany balances):
Current assets	$5,395	$5,897
Other assets (primarily buildings and equipment)	35,084	36,118
Current liabilities	2,637	3,024
Other liabilities	4,657	4,819

Net assets	$33,185	$34,172

4. Goodwill and Other Intangible Assets

We have tracked accumulated goodwill impairments since the beginning of fiscal year 2002, our date of adoption of the accounting guidelines related to the assessment of goodwill for impairment. There were no accumulated goodwill impairment losses since that date. The following table provides our net carrying amount of goodwill by geographic region in which our reporting units are located:

	Global E&C Group		Global Power Group
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Geographic Regions:
North America	$83,845	$84,447	$4,266	$4,266
Asia	786	761	—	—
Europe	6,835	6,787	73,060	72,959
Middle East	585	581	—	—

Total	$92,051	$92,576	$77,326	$77,225

The changes in each of the regions during the three months ended March 31, 2014 were the result of the impact of foreign currency translation adjustments.

The following table sets forth amounts relating to our identifiable intangible assets:

	March 31, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents	$41,539	$(34,973)	$6,566	$41,526	$(34,477)	$7,049
Trademarks	66,322	(34,682)	31,640	66,320	(34,113)	32,207
Customer relationships, pipeline and backlog	93,824	(28,475)	65,349	95,199	(25,911)	69,288
Technology	6,897	(2,217)	4,680	6,887	(1,968)	4,919

Total	$208,582	$(100,347)	$108,235	$209,932	$(96,469)	$113,463

As of March 31, 2014, the net carrying amounts of our identifiable intangible assets were $44,103 for our Global Power Group and $64,132 for our Global E&C Group. Amortization expense related to identifiable intangible assets is recorded within cost of operating revenues on the consolidated statement of operations. Amortization expense related to assets other than identifiable intangible assets was not material in the three months ended March 31, 2014 and 2013.

The following table details amortization expense related to identifiable intangible assets by period:

	Three Months Ended March 31,
	2014	2013
Amortization expense	$4,108	$4,054

Approximate full year amortization expense for years:
2014		$16,300
2015		11,900
2016		9,600
2017		9,200
2018		9,000

5. Borrowings

The following table shows the components of our long-term debt:

	March 31, 2014			December 31, 2013
	Current	Long-term	Total	Current	Long-term	Total

Capital Lease Obligations	$3,212	$50,593	$53,805	$3,040	$51,359	$54,399
Special-Purpose Limited Recourse Project Debt:
FW Power S.r.l.	7,444	55,799	63,243	7,433	55,722	63,155
Energia Holdings, LLC at 11.443% interest, due April 15, 2015	2,040	5,355	7,395	2,040	5,355	7,395
Subordinated Robbins Facility Exit Funding Obligations: 1999C Bonds at 7.25% interest, due October 15, 2024	—	1,283	1,283	—	1,283	1,283

Total	$12,696	$113,030	$125,726	$12,513	$113,719	$126,232

Estimated fair value			$140,130			$139,912

Senior Credit Agreement — On August 3, 2012, we entered into a new five-year senior unsecured credit agreement, which replaced our amended and restated senior unsecured credit agreement from July 2010. Our senior credit agreement provides for an unsecured revolving line of credit of $750,000 and contains an increase option permitting us, subject to certain requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $300,000 in additional commitments. During the term of this senior credit agreement, we may request, subject to certain requirements, up to two one-year extensions of the contractual termination date.

We can issue up to $750,000 under the letter of credit portion of the facility. Letters of credit issued under our senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in our corporate credit ratings, as defined in the senior credit agreement. Based on our current credit ratings, letter of credit fees for performance and non-performance letters of credit issued under our senior credit agreement are 0.75% and 1.50% per annum of the outstanding amount, respectively, excluding a nominal fronting fee. We also have the option to use up to $250,000 of the $750,000 for revolving borrowings at a rate equal to adjusted LIBOR, as defined in the senior credit agreement, plus 1.50%, subject also to the performance pricing noted above.

Fees and expenses incurred in conjunction with the execution of our senior credit agreement were approximately $4,000 and, along with a portion of the remaining unamortized fees from our July 2010 agreement, are being amortized to expense over the five-year term of the agreement, which commenced in the third quarter of 2012.

Our senior credit agreement contains various customary restrictive covenants. In addition, our senior credit agreement contains financial covenants relating to leverage and interest coverage ratios. Our total leverage ratio compares total indebtedness to EBITDA, as defined in the credit agreement, and our total interest coverage ratio compares EBITDA, as defined in the credit agreement, to interest expense. Both the leverage and interest coverage ratios are measured quarterly. In addition, the leverage ratio is measured as of any date of determination for certain significant events. All such terms are defined in our senior credit agreement. We have been in compliance with all financial covenants and other provisions of our senior credit agreement during the three months ended March 31, 2014 and 2013.

We had approximately $304,500 and $253,900 of letters of credit outstanding under our senior credit agreement as of March 31, 2014 and December 31, 2013, respectively. The letter of credit fees under our senior credit agreement as of March 31, 2014 and December 31, 2013 ranged from 0.75% to 1.50% of the outstanding amount, excluding fronting fees. There were no funded borrowings outstanding under our senior credit agreement as of March 31, 2014 and December 31, 2013.

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

Based on the minimum statutory funding requirements for 2014, we are not required to make any mandatory contributions to our U.S. pension plans. The following table provides details on 2014 mandatory contribution activity for our non-U.S. pension plans:

Contributions in the three months ended March 31, 2014	$5,400
Remaining contributions expected for the year 2014	17,900

Contributions expected for the year 2014	$23,300

We did not make any discretionary contributions during the first three months of 2014; however, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during the remainder of 2014.

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

Components of net periodic benefit cost/(credit) include:

	Defined Benefit Pension Plans		OPEB Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Net periodic benefit (credit)/cost:

Service cost	$298	$300	$12	$18
Interest cost	14,020	12,829	588	859
Expected return on plan assets	(18,127)	(16,291)	—	—
Amortization of loss/(gain)	4,144	4,474	(29)	190
Amortization of prior service credit	(571)	(390)	(874)	(874)
Amortization of transition obligation	5	14	—	—

Net periodic benefit (credit)/cost	$(231)	$936	$(303)	$193

The components of net periodic benefit (credit)/cost are recognized within cost of operating revenues and selling, general and administrative expenses on our consolidated statement of operations. Please refer to Note 1 for further discussion on the timing of when items in cost of operating revenues are recognized on our consolidated statement of operations under our accounting policy for revenue recognition on long-term contracts, which utilizes the percentage-of-completion method. The offsetting effect of the amortization components of net periodic benefit cost listed above are included in other comprehensive income on our consolidated statement of comprehensive income along with their corresponding tax effects. Also refer to Note 10 for the related tax effect on pension and other postretirement benefit adjustments that are recognized in other comprehensive loss.

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

We maintain liabilities for environmental matters for properties owned and for properties covered under the indemnification obligations described above for businesses and/or assets that we previously owned and sold to third parties. As of March 31, 2014 and December 31, 2013, the carrying amounts of our environmental liabilities were $6,700 and $6,800, respectively.

We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Three Months Ended March 31,
Warranty Liability:	2014	2013
Balance at beginning of year	$73,500	$90,100
Accruals	5,500	6,100
Settlements	(1,600)	(2,000)
Adjustments to provisions *	(5,500)	(3,700)
Foreign currency translation	900	(2,200)

Balance at end of period	$72,800	$88,300

*	Adjustments to the provisions represent reversals of warranty provisions that are no longer required.

We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $1,036,500 and $960,500 as of March 31, 2014 and December 31, 2013, respectively, primarily for guarantees of our performance on projects currently in execution or under warranty. These amounts include the standby letters of credit issued under our senior unsecured credit agreement discussed in Note 5 and under other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.

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

Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2014	December 31, 2013	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$—	$—	Other long-term liabilities	$8,757	$7,866
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	1,266	7,157	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	1,406	2,018
Foreign currency forward contracts	Other accounts receivable	64	204	Accounts payable	106	387

Total derivatives		$1,330	$7,361		$10,269	$10,271

Foreign Currency Exchange Rate Risk

We operate on a worldwide basis with operations that subject us to foreign currency exchange rate risk mainly relative to the British pound, Chinese yuan, Euro and U.S. dollar as of March 31, 2014. Under our risk management policies, we do not hedge translation risk exposure. All activities of our affiliates are recorded in their functional currency, which is typically the local currency in the country of domicile of the affiliate. In the ordinary course of business, our affiliates enter into transactions in currencies other than their respective functional currencies. We seek to minimize the resulting foreign currency transaction risk by contracting for the procurement of goods and services in the same currency as the sales value of the related long-term contract. We further mitigate the risk through the use of foreign currency forward contracts to hedge the exposed item, such as anticipated purchases or revenues, back to their functional currency.

The notional amount of our foreign currency forward contracts provides one measure of our transaction volume outstanding as of the balance sheet date. As of March 31, 2014, we had a total gross notional amount, measured in U.S. dollar equivalent, of approximately $277,200 related to foreign currency forward contracts. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contract maturity dates range from the remainder of 2014 through 2016.

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

The gain or loss from the remaining uncompleted portion of our projects and other non-project related transactions were as follows:

		Amount of Gain/(Loss)
	Location of Gain/(Loss)	Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Recognized	Three Months Ended March 31,
	in Income on Derivatives	2014	2013

Foreign currency forward contracts	Cost of operating revenues	$(828)	$(7,320)
Foreign currency forward contracts	Other deductions, net	116	(1,276)

Total		$(712)	$(8,596)

The mark-to-market adjustments on foreign currency forward exchange contracts for these unrealized gains or losses are primarily recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.

During the three months ended March 31, 2014 and 2013, we included net cash inflows/(outflows) on the settlement of derivatives of $3,711 and $(889), respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities on the consolidated statement of cash flows.

Interest Rate Risk

We use interest rate swap contracts to manage interest rate risk associated with a portion of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps for our consolidated entities was $56,900 as of March 31, 2014.

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

The impact from interest rate swap contracts in cash flow hedging relationships for our consolidated entities was as follows:

	Three Months Ended March 31,
	2014	2013
Unrealized loss recognized in other comprehensive income	$(1,456)	$(448)
Loss reclassified from accumulated other comprehensive loss to interest expense	585	625

The above balances for our consolidated entities and our proportionate share of the impact from interest rate swap contracts in cash flow hedging relationships held by our equity method investees are included on our consolidated statement of comprehensive income net of tax. See Note 10 for the related tax effect on cash flow hedges that are recognized in other comprehensive income.

9. Share-Based Compensation Plans

Our share-based compensation plans include both stock options and restricted awards. The following table summarizes our share-based compensation expense and related income tax benefit:

	Three Months Ended March 31,
	2014	2013
Share-based compensation	$4,617	$4,590
Related income tax benefit	300	185

As of March 31, 2014, we had total unrecognized compensation cost related to restricted share units, or RSUs, performance-based restricted share units, or performance RSUs, and stock options of $21,667, $14,612 and $1,977, respectively. Those amounts are expected to be recognized as expense over a weighted-average period of approximately two years.

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

We did not grant any stock options during the three months ended March 31, 2014 or 2013.

Our share-based compensation plan includes a “change in control” provision, which provides for cash redemption of equity awards issued thereunder in certain limited circumstances. In accordance with Securities and Exchange Commission Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” we present the redemption amount of these equity awards as temporary equity on the consolidated balance sheet as the equity award is amortized during the vesting period. The redemption amount represents the intrinsic value of the equity award on the grant date. In accordance with current accounting guidance regarding the classification and measurement of redeemable securities, we do not adjust the redemption amount each reporting period unless and until it becomes probable that the equity awards will become redeemable (upon a change in control event). Upon vesting of the equity awards, we reclassify the intrinsic value of the equity awards, as determined on the grant date, to permanent equity.

Reconciliations of temporary equity for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Balance at beginning of year	$15,664	$8,594
Compensation cost during the period for those equity awards with intrinsic value on the grant date	3,833	3,392
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(8,865)	(3,794)

Balance at end of period	$10,632	$8,192

Our articles of association provide for conditional capital for the issuance of shares under our share-based compensation plan and other convertible or exercisable securities we may issue in the future. Conditional capital decreases upon issuance of shares in connection with the exercise of outstanding stock options or vesting of restricted awards, with an offsetting increase to our issued and authorized share capital. As of March 31, 2014, our remaining available conditional capital was 57,775,870 shares.

10. Accumulated Other Comprehensive Loss

Below are the adjustments included in other comprehensive loss related to foreign currency translation, cash flow hedges and pension and other postretirement benefits and their related tax provision/(benefit) and balances attributable to noncontrolling interests and Foster Wheeler AG:

	Three Months Ended March 31,
	2014	2013
Foreign currency translation	$(3,288)	$(14,413)
Tax impact	(7)	—

Foreign currency translation, net of tax	(3,295)	(14,413)
Less: Attributable to noncontrolling interests	(570)	(789)

Attributable to Foster Wheeler AG	$(2,725)	$(13,624)

Cash flow hedges*	$(1,348)	$317
Tax impact	473	(80)

Attributable to Foster Wheeler AG	$(875)	$237

Pension and other postretirement benefits	$(1,305)	$3,414
Tax impact	156	(355)

Pension and other postretirement benefits, net of tax	(1,149)	3,059

Less: Attributable to noncontrolling interests	4	2

Attributable to Foster Wheeler AG	$(1,153)	$3,057

Other comprehensive loss attributable to Foster Wheeler AG	$(4,753)	$(10,330)

*	Cash flow hedges include the impact of our proportionate share from unconsolidated affiliates accounted for under the equity method of accounting.

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

Below is a rollforward of accumulated other comprehensive loss adjusted for other comprehensive income/(loss) items attributable to Foster Wheeler AG (all amounts net of tax):

	Accumulated Other Comprehensive Loss
	Accumulated Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total Accumulated Other Comprehensive Loss

Balance at December 31, 2012	$(86,729)	$(12,412)	$(468,462)	$(567,603)
Other comprehensive (loss)/income	(13,624)	237	3,057	(10,330)

Balance at March 31, 2013	$(100,353)	$(12,175)	$(465,405)	$(577,933)

Balance at December 31, 2013	$(92,017)	$(8,845)	$(408,455)	$(509,317)
Other comprehensive loss	(2,725)	(875)	(1,153)	(4,753)

Balance at March 31, 2014	$(94,742)	$(9,720)	$(409,608)	$(514,070)

11. Income Taxes

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

Effective Tax Rate for 2014

Our effective tax rate for the first three months of 2014 was greater than the U.S. statutory rate of 35% primarily because of the disproportionately higher share of losses from jurisdictions where we are unable to recognize a tax benefit because of a valuation allowance. However, we expect the effective tax rate for the first quarter to be an exception and not indicative of the remaining quarters in 2014.

The increase in our effective tax rate for the first three months of 2014 was higher than the U.S. statutory rate of 35% primarily due to the net impact of the following:

•

During the first three months of 2014, income earned in non-U.S. jurisdictions contributed to an approximate 11-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items. We anticipate a similar impact on our 2014 full-year effective tax rate; and

•

During the first three months of 2014, we were unable to recognize a tax benefit for year-to-date losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which contributed to an approximate 16-percentage point increase in our effective tax rate. We do not anticipate this adjustment to be representative of the impact on our 2014 full-year effective tax rate. We expect the impact of losses subject to a valuation allowance to have a minimal impact on our 2014 full-year effective tax rate.

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

A number of tax years are under audit by the relevant tax authorities in various jurisdictions, including the U.S. and several states within the U.S. We anticipate that several of these audits may be concluded in the foreseeable future, including during the remainder of 2014. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the magnitude of any such reduction at this time. We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations.

12. Business Segments

We operate through two business segments, or groups: our Global E&C Group and our Global Power Group.

Global E&C Group

Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction export facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation facilities, distribution facilities, gasification facilities and processing facilities associated with the minerals and metals sector. Our Global E&C Group is also involved in the design of facilities in developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Additionally, our Global E&C Group owns and operates electric power generating wind farms in Italy and also owns a noncontrolling interest in two electric power generation projects, one waste-to-energy project and one wind farm project, all of which are located in Italy, and a noncontrolling interest in a joint venture company that is fully licensed to engineer, procure and construct processing facilities in China. Our Global E&C Group generates revenues from design, engineering, procurement, construction and project management activities pursuant to contracts which generally span up to approximately four years in duration and from returns on its equity investments in various power production facilities.

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

Operating Revenues from Continuing Operations

We conduct our business on a global basis. Operating revenues for our continuing operations by industry, business segment and geographic region, based upon where our projects are being executed, were as follows:

	Three Months Ended March 31,
	2014	2013
Operating Revenues (Third-Party) by Industry:
Power generation	$182,855	$182,464
Oil refining	203,034	323,738
Pharmaceutical	20,499	37,846
Oil and gas	103,774	85,258
Chemical/petrochemical	152,344	102,179
Power plant design, operation and maintenance	54,639	44,627
Environmental	1,670	1,224
Other, net of eliminations	14,884	12,808

Total	$733,699	$790,144

Operating Revenues (Third-Party) by Business Segment:
Global E&C Group	$553,261	$587,974
Global Power Group	180,438	202,170

Total	$733,699	$790,144

Operating Revenues (Third-Party) by Geographic Region:
Africa	$13,169	$18,912
Asia Pacific	221,827	193,013
Europe	144,446	188,189
Middle East	114,397	64,923
North America	185,960	241,594
South America	53,900	83,513

Total	$733,699	$790,144

EBITDA

EBITDA is the primary measure of operating performance used by our chief operating decision maker. We define EBITDA as net income attributable to Foster Wheeler AG before interest expense, income taxes and depreciation and amortization.

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

	Three Months Ended March 31,
	2014	2013
EBITDA:
Global E&C Group	$40,054	$35,188
Global Power Group	28,726	24,687
C&F Group *	(24,018)	(19,797)
Discontinued operations	—	41

Total EBITDA	44,762	40,119

Less: Discontinued operations	—	41

EBITDA from continuing operations	44,762	40,078

Add: Net (loss)/income attributable to noncontrolling interests	(2,127)	3,279
Less: Interest expense	3,662	2,672
Less: Depreciation and amortization	14,315	15,342

Income from continuing operations before income taxes	24,658	25,343

Less: Provision for income taxes	9,718	5,160

Income from continuing operations	14,940	20,183

Loss from discontinued operations**	—	(3,878)

Net income	14,940	16,305

Less: Net (loss)/income attributable to noncontrolling interests	(2,127)	3,279

Net income attributable to Foster Wheeler AG	$17,067	$13,026

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.
**	Loss from discontinued operations for the three months ended March 31, 2013 included an impairment charge of $3,919 recognized in connection with our Camden, New Jersey waste-to-energy facility. Please refer to Note 14 for further information.

EBITDA in the above table includes the following:

	Three Months Ended March 31,
	2014	2013
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group	$3,300	$10,500
Global Power Group	9,900	8,500

Total	$13,200	$19,000

Net asbestos-related provision in our C&F Group(2)	$2,000	$2,000

Charges for severance-related postemployment benefits:
Global E&C Group	$900	$1,200
Global Power Group	100	400
C&F Group	—	400

Total	$1,000	$2,000

(1)	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.
(2)	Please refer to Note 13 for further information regarding the revaluation of our asbestos liability and related asset.

During 2013, we initiated restructuring actions relating to ongoing cost reduction efforts within our Global Power Group, including severance-related postemployment benefits and consolidation of manufacturing operations. We recorded net pre-tax restructuring costs totaling $19,100 for restructuring actions initiated in 2013.

We are expecting to complete the severance-related postemployment benefits activities in 2014 and the majority of facility-related cost reduction actions in 2015. No specific plans for significant other actions have been finalized at this time. The following table summarizes the liability balances and utilization by cost type related to the 2013 restructuring actions:

Net pre-tax restructuring costs	Severance	Facility exit, lease termination & other costs	Total
Balance as of December 31, 2013	$11,400	$2,100	$13,500
2014 charge	—	—	—
Utilization and foreign exchange	(1,827)	(47)	(1,874)

Balance as of March 31, 2014	$9,573	$2,053	$11,626

The accounting policies of our business segments are the same as those described in our summary of significant accounting policies as disclosed in our 2013 Form 10-K. The only significant intersegment transactions relate to interest on intercompany balances. We account for interest on those arrangements as if they were third-party transactions (i.e., at current market rates) and we include the elimination of that activity in the results of the C&F Group.

Loss from discontinued operations included the following:

	Three Months Ended March 31,
	2014	2013
EBITDA from discontinued operations	$—	$41
Less: Interest expense	—	—
Less: Depreciation and amortization*	—	3,919

Loss from discontinued operations before income taxes*	—	(3,878)
Less: Provision for income taxes	—	—

Loss from discontinued operations*	$—	$(3,878)

*	During 2013, we recorded an impairment charge of $3,919 in connection with our Camden, New Jersey waste-to-energy facility which was recorded as depreciation expense within income/(loss) from discontinued operations. Please refer to Note 14 for further information.

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

United States

A summary of our U.S. claim activity is as follows:

	Three Months Ended March 31,
Number of Claims by period:	2014	2013
Open claims at beginning of period	125,240	125,310
New claims	990	1,210
Claims resolved	(1,950)	(1,040)

Open claims at end of period	124,280	125,480

We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through the first quarter of 2029. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

U.S. Asbestos	March 31, 2014	December 31, 2013
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$20,621	$20,256
Asbestos-related insurance recovery receivable	90,831	91,225

Total asbestos-related assets	$111,452	$111,481

Asbestos-related liabilities recorded within:
Accrued expenses	$46,900	$52,600
Asbestos-related liability	218,459	225,600

Total asbestos-related liabilities	$265,359	$278,200

Liability balance by claim category:
Open claims	$42,793	$46,800
Future unasserted claims	222,566	231,400

Total asbestos-related liabilities	$265,359	$278,200

We have worked with Analysis, Research & Planning Corporation, or ARPC, nationally recognized consultants in the U.S. with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at each year-end based on a forecast for the next 15 years. Each year we have recorded our estimated asbestos liability at a level consistent with ARPC’s reasonable best estimate. Our estimated asbestos liability decreased during the first three months of 2014 as a result of indemnity and defense cost payments totaling approximately $14,800, partially offset by the impact of an increase in the liability related to our rolling 15-year asbestos-related liability estimate of approximately $2,000. The total asbestos-related liabilities are comprised of our estimates for our liability relating to open (outstanding) claims being valued and our liability for future unasserted claims through the first quarter of 2029.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type – mesothelioma, lung cancer and non-malignancies – and the breakdown of known and future claims into disease type – mesothelioma, lung cancer and non-malignancies, as well as other factors. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through the first quarter of 2029, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after the first quarter of 2029, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after the first quarter of 2029.

Through March 31, 2014, total cumulative indemnity costs paid, prior to insurance recoveries, were approximately $835,900 and total cumulative defense costs paid were approximately $414,600, or approximately 33% of total defense and indemnity costs. The overall historic average combined indemnity and defense cost per resolved claim through March 31, 2014 has been approximately $3.3. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.

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

Asbestos-related assets under executed settlement agreements with insurers due in the next 12 months are recorded within accounts and notes receivable-other and amounts due beyond 12 months are recorded within asbestos-related insurance recovery receivable. Asbestos-related insurance recovery receivable also includes our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through the first quarter of 2029. Our asbestos-related assets have not been discounted for the time value of money.

Our insurance recoveries may be limited by future insolvencies among our insurers. We have not assumed recovery in the estimate of our asbestos-related insurance asset from any of our currently insolvent insurers. We have considered the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. As of March 31, 2014 and December 31, 2013, we have not recorded an allowance for uncollectible balances against our asbestos-related insurance assets. We write off receivables from insurers that have become insolvent; there were no such write-offs during the three months ended March 31, 2014 or 2013. Insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. If we fail to realize the expected insurance recoveries, or experience delays in receiving material amounts from our insurers, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Our net asbestos-related provision during the three months ended March 31, 2014 and 2013 was approximately $2,000 in both periods and the provision in each period was the result of the accrual of our rolling 15-year asbestos liability estimate.

The following table summarizes our approximate U.S. asbestos-related net cash impact for indemnity and defense cost payments and collection of insurance proceeds:

	Three Months Ended March 31,
	2014	2013
Asbestos litigation, defense and case resolution payments	$14,800	$14,600
Insurance proceeds	—	(8,900)

Net asbestos-related payments	$14,800	$5,700

We expect to have net cash outflows of $32,100 during the full year 2014 as a result of asbestos liability indemnity and defense payments in excess of insurance proceeds. This estimate assumes no settlements with insurance companies and no elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.

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

United Kingdom

Some of our subsidiaries in the U.K. have also received claims alleging personal injury arising from exposure to asbestos. To date, 1,059 claims have been brought against our U.K. subsidiaries, of which 278 remained open as of March 31, 2014. None of the settled claims have resulted in material costs to us.

The following table summarizes our asbestos-related liabilities and assets for our U.K. subsidiaries based on open (outstanding) claims and our estimate for future unasserted claims through the first quarter of 2029:

U.K. Asbestos	March 31, 2014	December 31, 2013
Asbestos-related assets:
Accounts and notes receivable-other	$1,493	$1,483
Asbestos-related insurance recovery receivable	27,880	29,264

Total asbestos-related assets	$29,373	$30,747

Asbestos-related liabilities:
Accrued expenses	$1,493	$1,483
Asbestos-related liability	30,211	31,580

Total asbestos-related liabilities	$31,704	$33,063

Liability balance by claim category:
Open claims	$6,955	$8,487
Future unasserted claims	24,749	24,576

Total asbestos-related liabilities	$31,704	$33,063

The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury. If this ruling is reversed by legislation, the total asbestos liability recorded in the U.K. would increase to approximately $51,200, with a corresponding increase in the asbestos-related asset.

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

On November 1, 2013, our client filed a motion seeking the bankruptcy court’s approval of proposed debtor-in-possession financing. On November 13, 2013, our client filed its plan of reorganization. The confirmation hearing for the plan of reorganization is currently scheduled for May 21, 2014. On November 15, 2013, our client signed a stipulation to modify and lift the automatic stay of the arbitration proceedings by the bankruptcy filing to permit the arbitration to proceed as to all issues other than issues related to our letters of credit, which stipulation was approved by the bankruptcy court. The court-approved stipulation also provided for the withdrawal of our client’s motion to draw on our letters of credit and a bar to re-filing such motion prior to March 1, 2014, absent exigent circumstances. Following the lifting of the bankruptcy stay, a scheduling conference was held by the arbitration panel in December 2013 and the panel extended the various procedural deadlines in the case. The final hearing is now set for the first and second quarters of 2015.

The debtor-in-possession financing facility was approved by the court on November 21, 2013. The plan of reorganization contemplates, and any funding from the debtor-in-possession financing is conditioned upon, the achievement of various milestones by specified dates. One of the milestones is the reduction to zero by the bankruptcy court of the value of our mechanics lien and the mechanics liens of the turbine and erection contractors through a “claims estimation” proceeding. Our client moved to compel claims estimation on December 11, 2013. We and the turbine and erection contractors opposed the motion on various grounds. The motion was set to be heard on February 7, 2014 but adjourned at the request of our client to February 12, 2014. On February 10, 2014, we agreed to a partial settlement of the outstanding claims under our supply contract with our client. Under the agreement, we will perform certain new work on the steam generation equipment in exchange for (i) a release from our client of liability for alleged defects in the steam generation equipment, (ii) restriction of our client’s right to draw on our letters of credit to disputes involving the new work, and (iii) a court-approved assignment of our client’s right to seek indemnification for the cost of the new work from the erection and turbine contractors. Also, under the agreement we will release our client from liability for our $14,800 in project claims related to delays, out of scope work, and improperly assessed delay liquidated damages in exchange for a court-approved assignment of our client’s right to seek indemnification for these claims from the turbine and erection contractors. The settlement agreement is subject to bankruptcy court approval, which approval was granted on March 7, 2014. The erection contractor has appealed the approval order, but has not applied to stay its enforcement during the pendency of the appeal. Accordingly, we are proceeding with the new work and intend to vigorously pursue in the arbitration our claims for the $14,800 in project claims and for the cost of the new work against the turbine and erection contractors. Our client’s claims estimation motion, which was adjourned pending approval by the agreement of the bankruptcy court, has now been withdrawn as against us.

Our letters of credit remain in place and we will vigorously oppose any attempt to draw down on them.

We cannot predict the ultimate outcome of this matter at this time.

Refinery and Petrochemicals Project Arbitration – India

In November 2012, we commenced arbitration in India against our client seeking collection of unpaid receivables in excess of £52,000 (approximately $86,600 based on the exchange rate in effect as of March 31, 2014), arising from services performed on a reimbursable basis for our client in connection with our client’s grass roots refinery and petrochemicals project in northeastern India. Our client rejected the claims and notified us of various potential counterclaims that it may be asserting in the arbitration, purportedly totaling in excess of £55,000 (approximately $91,600 based on the exchange rate in effect as of March 31, 2014). In June 2013, we submitted our detailed statement of claim, and in July 2013 our client submitted its detailed statement of defense and counterclaim. The amount of the counterclaim was increased to approximately £620,000 (approximately $1,032,200 based on the exchange rate in effect as of March 31, 2014) in damages, including among other claims a claim for lost profits due to delay in the execution of the project. The counterclaim concerns a number of alleged issues arising in connection with our execution of the engineering, procurement, and construction management scope of our contract, from the period from contract award until the subsequent transfer by our client of our remaining engineering, procurement and construction management scope to certain lump sum turnkey contractors hired directly by our client. Our client further contends that we are liable for delays to the project and has withheld payment on account of delay liquidated damages and, out of the total claim of £620,000 (approximately $1,032,200 based on the exchange rate in effect as of March 31, 2014) cited above, is seeking damages for lost profits in the amount of £555,000 (approximately $924,000 based on the exchange rate in effect as of March 31, 2014). We strongly dispute these contentions. Any liability for delay damages is capped under the contract at a specified percentage of our contract value, currently equivalent to approximately £11,500 (approximately $19,100 based on the exchange rate in effect as of March 31, 2014), an amount already retained by our client. The contract also excludes liability for consequential damages, including lost profits, and contains an overall cap on liability for claims in the aggregate of up to a specified percentage of our contract value, currently equivalent to approximately £28,800 (approximately $47,900 based on the exchange rate in effect as of March 31, 2014). The unpaid amount for which we are seeking reimbursement in the arbitration may increase should our client continue to withhold amounts from our invoices, as the project is still in execution. The arbitration panel has been formed. Our client moved to dismiss the arbitration as premature under the terms of the contract, and we opposed that motion. The motion has been denied by the panel. Also, pursuant to our request, the panel scheduled a hearing early in the first quarter of 2014 for our claims for unpaid receivables, along with our client’s counterclaim for a deductive change order in the amount of approximately £21,600 (approximately $36,000 based on the exchange rate in effect as of March 31, 2014). An initial session of that hearing took place in January 2014 and a further session is scheduled for May 2014. The remaining claims and counterclaims, including our client’s counterclaim for lost profits, are scheduled to be heard late in the fourth quarter of 2014. We cannot predict the ultimate outcome of this matter at this time.

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

Shareholder Class Action Lawsuits

Four putative class action lawsuits have been filed on behalf of Foster Wheeler AG shareholders against Foster Wheeler AG, or the Company, and the Board of Directors of Foster Wheeler AG, or the Board, seeking to enjoin the proposed acquisition of the Company by AMEC from proceeding. The first of such lawsuits was filed on March 4, 2014. Two of the lawsuits are pending in Texas state court and the other two lawsuits are pending in the United States District Court for the District of New Jersey. AMEC is named as a co-defendant in the two Texas state court lawsuits. The complaints contain similar, standardized allegations. Plaintiffs allege that the directors breached fiduciary duties owed to plaintiff and the Company’s other shareholders in pursuing the plan to sell the Company, and that the Company aided and abetted the defendant directors in committing such breach. In particular, plaintiffs allege that AMEC’s per share exchange offer to acquire all of the Company’s shares does not adequately compensate the Company’s shareholders for their investment and significantly undervalues the Company’s prospects as a standalone entity, that the consideration fails to take into account the value expected to be realized by AMEC as a result of the proposed acquisition, that the Board permitted Company management to lead the negotiations with AMEC when management was improperly incentivized to pursue the proposed acquisition, and that the Implementation Agreement improperly contains a number of deal protection devices designed to preclude any competing bids from emerging during the period following the announcement of the proposed acquisition in the Company’s Form 8-K filing. Plaintiffs are in the process of serving summonses and complaints upon the Company and its Board. No class has been constituted yet. The Company believes that the allegations are without merit and intends to vigorously oppose the lawsuits on behalf of itself and on behalf of its Board.

14. Discontinued Operations

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

Operating revenues related to our discontinued operations, which were exclusively in the U.S., were $6,144 during the three months ended March 31, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in thousands of dollars, except share data and per share amounts)

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and results of operations for the periods indicated below. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2013, which we refer to as our 2013 Form 10-K.

Safe Harbor Statement

This management’s discussion and analysis of financial condition and results of operations, other sections of this quarterly report on Form 10-Q and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler AG and the various industries within which we operate. These include statements regarding our expectations about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims, and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described in Part I, Item 1A, “Risk Factors,” in our 2013 Form 10-K, which we filed with the Securities and Exchange Commission, or SEC, on February 27, 2014, and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

•	the timing and success of the proposed offer and acquisition of us by AMEC plc;

•	the risk that our business will be adversely impacted during the pending proposed offer and acquisition of us by AMEC plc;

•	benefits, effects or results of our redomestication to Switzerland;

•	deterioration in global economic conditions;

•	changes in investment by the oil and gas, oil refining, chemical/petrochemical and power generation industries;

•	changes in the financial condition of our customers;

•	changes in regulatory environments;

•	changes in project design or schedules;

•	contract cancellations;

•	changes in our estimates of costs to complete projects;

•	changes in trade, monetary and fiscal policies worldwide;

•	compliance with laws and regulations relating to our global operations;

•	currency fluctuations;

•	war, terrorist attacks, natural disasters and/or adverse weather conditions affecting facilities either owned by us or where equipment or services are or may be provided by us;

•	interruptions to shipping lanes or other methods of transit;

•	outcomes of pending and future litigation, including litigation regarding our liability for damages and insurance coverage for asbestos exposure;

•	protection and validity of our patents and other intellectual property rights;

•	increasing global competition;

•	compliance with our debt covenants;

•	recoverability of claims against our customers and others by us and claims by third parties against us; and

•	changes in estimates used in our critical accounting policies.

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

We have been exploring, and intend to continue to explore, acquisitions within the engineering and construction industry to strategically complement or expand on our Global E&C Group’s technical capabilities or access to new market segments. During the second quarter of 2013, we acquired an upstream consultancy business located in the United Kingdom that specializes in field development and project decision support, focused on the evaluation and implementation of oil and gas field developments covering greenfield and brownfield assets. Also during the second quarter of 2013, we acquired an engineering and project management business located in Mexico with experience in both offshore and onshore upstream oil and gas, downstream oil and gas and power projects. Additionally, during the first quarter of 2013, we acquired a U.S.-based business that specializes in the management of construction and commissioning of pharmaceutical and biotech facilities and which also has the capabilities to manage the full engineering, procurement and construction of such facilities. The results of operations of these acquired businesses have been included in our Global E&C Group business segment.

The above acquisitions have been included in our consolidated financial results as of their respective acquisition dates and all of the acquisitions are included in our results of operation for the three months ended March 31, 2014. Throughout this Item 2, where period-to-period financial results have been impacted by these acquisitions, we have referred to these acquisitions as “businesses acquired subsequent to the three months ended March 31, 2013.”

In March 2014, we entered into a merger implementation agreement with MDM Engineering Group Limited (“MDM Engineering”), which is based in South Africa and is a minerals process and project management company focused on the mining industry. MDM Engineering provides a wide range of services from preliminary and final feasibility studies, through to plant design, construction and commissioning. The transaction closing is expected to occur in the latter half of 2014 and upon closing, the results of operations of this business will be included within our Global E&C Group business segment.

We are also exploring acquisitions within the power generation industry to complement the products which our Global Power Group offers. During April 2014, we acquired certain assets of the Siemens Environmental Systems and Services business from Siemens Energy, Inc. in a cash transaction for a nominal amount. This business supplies and services clean air technologies for use in power plants and industrial facilities. The transaction closing is expected to occur in the second quarter of 2014 and upon closing, the results of operations of this business will be included within our Global Power Group business segment.

There is no assurance that we will consummate any acquisitions in the future. Please refer to Note 2 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our acquisition activities in 2014 and 2013.

On April 17, 2013, our Board of Directors approved a plan to sell our waste-to-energy facility in Camden, New Jersey and we completed the sale of the facility in August 2013. The presentation of the financial results and asset and liability balances of this business for the periods prior to the completion of the sale have been reclassified on our consolidated statement of operations, consolidated balance sheet and consolidated statement of cash flows under the respective captions related to discontinued operations. These reclassifications have also been made in the notes to our consolidated financial statements and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section. Prior to the sale, the business had been classified on our consolidated balance sheet under the respective current and non-current captions of assets held for sale and liabilities held for sale and we did not recognize depreciation on long-lived assets while held for sale. Our Camden facility was formerly included in our Global Power Group business segment. We completed the sale of our Camden facility in August 2013 for a minimal gain. Please refer to Note 14 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our discontinued operations.

On February 13, 2014, we entered into an Implementation Agreement with AMEC plc (“AMEC”) relating to the acquisition of all of the issued and to be issued registered shares, par value CHF 3.00 per share, of Foster Wheeler AG (the “FW shares”) by AMEC. On the terms and subject to the conditions of the Implementation Agreement, AMEC will commence an exchange offer (the “Offer”) to acquire all of the FW shares. Please refer to Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding the AMEC Offer.

On February 26, 2014, our Board of Directors approved a proposal to our shareholders for a one-time dividend of $0.40 per share. Please refer to Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our proposed dividend.

Summary Financial Results for the Three Months Ended March 31, 2014 and 2013

Continuing Operations

Our summary financial results for the three months ended March 31, 2014 and 2013 from our continuing operations are as follows:

	Three Months Ended March 31,
	2014	2013

Consolidated Statement of Operations Data:
Operating revenues(1)	$733,699	$790,144
Contract profit(1)	115,535	119,446
Selling, general and administrative expenses(1)	82,047	90,332
Income attributable to Foster Wheeler AG	$17,067	$16,904

Earnings per share:
Basic	$0.17	$0.16
Diluted	$0.17	$0.16

Net cash used in operating activities (2)	$(43,675)	$(36,114)

(1)	Please refer to the section entitled “—Results of Operations-Continuing Operations” within this Item 2 for further discussion.
(2)	Please refer to the section entitled “—Liquidity and Capital Resources” within this Item 2 for further discussion.

Cash and cash equivalents totaled $527,867 and $556,190 as of March 31, 2014 and December 31, 2013, respectively.

Income from continuing operations attributable to Foster Wheeler AG was relatively unchanged during the first three months of 2014, compared to the same period of 2013. Income from continuing operations attributable to Foster Wheeler AG included the favorable pre-tax impact of the increase in EBITDA of $8,900 from our operating groups. Our Global E&C Group and our Global Power Group experienced increases in EBITDA of $4,900 and $4,000, respectively, during the first three months of 2014, compared to the same period of 2013. These increases in EBITDA from our operating groups were partially offset by an unfavorable change in EBITDA from our C&F Group of $4,200. The favorable pre-tax impact from increased EBITDA was offset by the unfavorable impact on our results of a higher effective tax rate during the first three months of 2014 of 39.4%, compared to an effective tax rate of 20.4% during the same period in 2013.

Please refer to the section entitled “—Results of Operations-Continuing Operations-Business Segments,” within this Item 2, for further discussion related to EBITDA results of our operating groups.

Discontinued Operations

Loss from discontinued operations attributable to Foster Wheeler AG during the first three months of 2013 included the impact of an impairment charge of $3,900. This business was sold in the third quarter of 2013. Please refer to Note 14 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our discontinued operations.

New Orders and Backlog of Unfilled Orders

The tables below summarize our new orders and backlog of unfilled orders by period and include balances for discontinued operations for the quarter ended March 31, 2013, which were insignificant based on our consolidated and business group balances:

	Quarter Ended
	March 31, 2014	December 31, 2013	March 31, 2013
New orders, measured in terms of future revenues:
Global E&C Group*	$560,700	$535,600	$467,700
Global Power Group	482,000	225,700	198,900

Total*	$1,042,700	$761,300	$666,600

*	Amounts for the Global E&C Group include flow-through revenues, as defined in the section entitled —“Results of Operations-Continuing Operations-Operating Revenues” within this Item 2, of $75,000, $124,000, and $69,400 for the quarters ended March 31, 2014, December 31, 2014 and March 31, 2013, respectively.

	As of
	March 31, 2014	December 31, 2013
Backlog of unfilled orders, measured in terms of future revenues	$4,225,400	$4,004,600
Backlog, measured in terms of Foster Wheeler scope*	$3,846,700	$3,578,400
Global E&C Group man-hours in backlog (in thousands)	21,200	21,400

*	As defined in the section entitled “—Backlog and New Orders” within this Item 2.

Please refer to the section entitled “— New Orders and Backlog” within this Item 2 for further detail.

Challenges and Drivers

Our primary operating focus continues to be booking quality new business and effectively and efficiently executing our contracts. The global markets in which we operate are largely dependent on overall economic conditions and global or regional economic growth rates and the resultant demand for oil and gas, electric power, petrochemicals, refined products and minerals and metals. While both of our business groups have been impacted by unfavorable economic growth rates in most of their respective global markets in recent years, global economic activity has strengthened since the latter portion of 2013 and we believe that it will continue to strengthen during 2014. However, there are a number of risks to the strengthening economic outlook: increased risks related to slower growth than anticipated in the emerging market economies; risk of lower-than-expected inflation in advanced economies, particularly the Eurozone, where persistent low inflation could harm the fragile economic recovery by reducing consumer spending and impacting the ability of governments and businesses to repay debt; and increased geopolitical risks. In addition, the political and civil situation in Ukraine has the potential to negatively impact project investment in the region, including Russia, and disrupt our ability to transact business in the surrounding region. If any of these risks materialize, the ability of both of our business groups to book work could be negatively impacted, which could have a material negative impact on our business.

In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and we believe that this long-term demand will continue to stimulate investment by our clients in new, expanded and upgraded facilities. Our clients plan their investments based on long-term time horizons. We believe that global demand for energy, chemicals, minerals and pharmaceuticals will continue to grow over the long-term and that clients will continue to invest in new and upgraded capacity to meet that demand. Global markets in the engineering and construction industry are experiencing intense competition among engineering and construction contractors and pricing pressure for contracts awarded. Clients’ bidding and contract award processes continue to be protracted and some clients have been releasing, and we expect will continue to release, tranches of work on a piecemeal basis. However, we are seeing clients continuing to develop new projects and, after making final investment decisions, moving forward with planned projects. This includes a pipeline of projects in North America which continues to strengthen both in chemicals and natural gas liquefaction, or LNG, due to the availability of cheap gas supply from shale gas. The challenges and drivers for our Global E&C Group are discussed in more detail in the section entitled “—Results of Operations-Continuing Operations-Business Segments-Global E&C Group-Overview of Segment,” within this Item 2.

Global gross domestic product, or GDP, growth is a key driver of demand for power. The slow economic growth in recent years has negatively impacted the demand for our products and services. However, we believe that a gradual upturn in global economic growth will continue to strengthen as we progress through 2014, which we further believe will improve demand for the products and services of our Global Power Group, compared to recent years. However, a number of constraining market factors continue to impact the markets that we serve. These factors include political and environmental sensitivity regarding coal-fired steam generators in certain geographies and the outlook for continued lower natural gas pricing over the next three to five years in North America, driven by an increasing supply of natural gas, which has increased the attractiveness of natural gas, in relation to coal, for the generation of electricity. In addition, the constraints on the global credit market may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. These factors could negatively impact investment in the power sector, which in turn could negatively impact our Global Power Group’s ability to book work and which could have a material negative impact on our Global Power Group’s business. The challenges and drivers for our Global Power Group are discussed in more detail in the section entitled “—Results of Operations-Continuing Operations-Business Segments-Global Power Group-Overview of Segment,” within this Item 2.

Results of Operations – Continuing Operations

The following sections provide a discussion of our results of operations from our continuing operations.

Operating Revenues

Our operating revenues by geographic region, based upon where our projects are being executed, for the three months ended March 31, 2014 and 2013, were as follows:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change

Africa	$13,169	$18,912	$(5,743)	(30.4)%
Asia Pacific	221,827	193,013	28,814	14.9%
Europe	144,446	188,189	(43,743)	(23.2)%
Middle East	114,397	64,923	49,474	76.2%
North America	185,960	241,594	(55,634)	(23.0)%
South America	53,900	83,513	(29,613)	(35.5)%

Total	$733,699	$790,144	$(56,445)	(7.1)%

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

Our operating revenues for each of our business groups for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Global E&C Group	$553,261	$587,974	$(34,713)	(5.9)%
Global Power Group	180,438	202,170	(21,732)	(10.7)%

Total	$733,699	$790,144	$(56,445)	(7.1)%

Our operating revenues decreased in the three months ended March 31, 2014, compared to the same period in 2013, primarily as a result of decreased flow-through revenues of $54,200, as described below. The decrease was net of the favorable impact in 2014 related to two businesses acquired by our Global E&C Group subsequent to the three months ended March 31, 2013. Excluding the impact of the change in flow-through revenues and currency fluctuations, our operating revenues were flat in the three months ended March 31, 2014, compared to the same period in 2013, which was the net result of increased operating revenues in our Global E&C Group, offset by decreased operating revenues in our Global Power Group.

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

Contract Profit

Three Months Ended March 31,
2014	2013	$ Change	% Change
$115,535	$119,446	$(3,911)	(3.3)%

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

Contract profit decreased during the three months ended March 31, 2014, compared to the same period in 2013. The decrease was the result of decreased contract profit by both our Global E&C Group and our Global Power Group.

Please refer to the section entitled “—Business Segments,” within this Item 2, for further information related to contract profit and contract profit margins for both of our operating groups.

Selling, General and Administrative (SG&A) Expenses

Three Months Ended March 31,
2014	2013	$ Change	% Change
$82,047	$90,332	$(8,285)	(9.2)%

SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.

SG&A expenses decreased in the first three months of 2014, compared to the same period in 2013, primarily as a result of decreased sales pursuit costs of $5,600, decreased general overhead costs of $1,300 and the favorable impact resulting from the inclusion of a charge for severance-related postemployment benefits of $1,400 recognized in the first three months of 2013. The severance-related postemployment benefits charge of $1,400 recognized in the first three months of 2013 included charges in our Global E&C Group and our C&F Group of $1,000 and $400, respectively.

Other Income, net

Three Months Ended March 31,
2014	2013	$ Change	% Change
$6,140	$4,751	$1,389	29.2%

Other income, net in the three months ended March 31, 2014 consisted primarily of equity earnings of $4,300 generated from our investments, primarily from our ownership interests in build, own and operate projects in Chile and Italy. Our equity earnings from our Global Power Group’s project in Chile and our Global E&C Group’s projects in Italy were $2,800 and $1,200, respectively, during the three months ended March 31, 2014.

Other income, net increased in the first three months of 2014, compared to the same period in 2013. The increase included the impact of increased equity earnings of $300, which included the net impact of increased equity earnings in our Global E&C Group’s project in Italy of $1,300 and decreased equity earnings in our Global Power Group’s project in Chile of $1,400 as well as a net increase in equity earnings of $400 from our remaining projects. Additionally, the increase in other income, net included increased value-added tax refunds of $600 and increased governmental economic subsidies and other non-income-based tax credits of $200.

For further information related to our equity earnings, please refer to the sections within this Item 2 entitled “—Business Segments-Global Power Group” for our Global Power Group’s project in Chile and “—Business Segments-Global E&C Group” for our Global E&C Group’s projects in Italy, as well as Note 3 to the consolidated financial statements included in this quarterly report on Form 10-Q.

Other Deductions, net

Three Months Ended March 31,
2014	2013	$ Change	% Change
$10,703	$5,312	$5,391	101.5%

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

Other deductions, net in the first three months of 2014 consisted primarily of legal fees of $9,000, which increased $3,500 in the first three months of 2014, compared to the same period in 2013. The increase in the first three months of 2014, compared to the same period in 2013, was primarily related to increased legal fees related to the Offer by AMEC.

Interest Income

Three Months Ended March 31,
2014	2013	$ Change	% Change
$1,403	$1,462	$(59)	(4.0)%

Interest income was relatively unchanged in the three months ended March 31, 2014, compared to the same period in 2013, which was the net result of lower investment yields on cash and cash equivalents balances, substantially offset by higher average cash and cash equivalents balances.

Interest Expense

Three Months Ended March 31,
2014	2013	$ Change	% Change
$3,662	$2,672	$990	37.1%

Interest expense increased in the three months ended March 31, 2014, compared to the same period in 2013, primarily as a result of increased interest expense on uncertain tax positions, partially offset by the favorable impact from decreased average borrowings, excluding foreign currency translation effects.

Net Asbestos-Related Provision

Three Months Ended March 31,
2014	2013	$ Change	% Change
$2,008	$2,000	$8	N/M

N/M - Not meaningful.

The net asbestos-related provision was relatively unchanged during the first three months of 2014, compared to the same period in 2013.

Provision for Income Taxes

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Provision for income taxes	$9,718	$5,160	$4,558	88.3%
Effective tax rate	39.4%	20.4%

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

Effective Tax Rate for 2014

Our effective tax rate for the first three months of 2014 was greater than the U.S. statutory rate of 35% primarily because of the disproportionately higher share of losses from jurisdictions where we are unable to recognize a tax benefit because of a valuation allowance. However, we expect the effective tax rate for the first quarter to be an exception and not indicative of the remaining quarters in 2014.

The increase in our effective tax rate for the first three months of 2014 was higher than the U.S. statutory rate of 35% primarily due to the net impact of the following:

•

During the first three months of 2014, income earned in non-U.S. jurisdictions contributed to an approximate 11-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items. We anticipate a similar impact on our 2014 full-year effective tax rate; and

•

During the first three months of 2014, we were unable to recognize a tax benefit for year-to-date losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which contributed to an approximate 16-percentage point increase in our effective tax rate. We do not anticipate this adjustment to be representative of the impact on our 2014 full-year effective tax rate. We expect the impact of losses subject to a valuation allowance to have a minimal impact on our 2014 full-year effective tax rate.

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

Net (Loss)/Income Attributable to Noncontrolling Interests

Three Months Ended March 31,
2014	2013	$ Change	% Change
$(2,127)	$3,279	$(5,406)	(164.9)%

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

Net income attributable to noncontrolling interests decreased during the first three months of 2014, compared to the same period in 2013, which was primarily the result of a decrease in net income from our subsidiaries in Malaysia, which experienced a net loss during the first three months of 2014, and a change in the project’s fee structure and allocation of earnings to our noncontrolling interest at our subsidiary in Martinez, California. Please refer to the section entitled “—Business Segments-Global Power Group,” within this Item 2, for further discussion related to a change in the allocation of earnings to our noncontrolling interest at our subsidiary in Martinez, California.

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

Three Months Ended March 31,
2014	2013	$ Change	% Change
$44,762	$40,078	$4,684	11.7%

EBITDA increased in the first three months of 2014, compared to the same period in 2013. This increase was the result of an increase in EBITDA of $8,900 from our operating groups. Our Global E&C Group and our Global Power Group experienced increases in EBITDA of $4,900 and $4,000, respectively, during the first three months of 2014, compared to the same period of 2013. These increases in EBITDA from our operating groups were partially offset by an unfavorable change in EBITDA in our C&F Group of $4,200, which was primarily related to increased legal fees in connection with the Offer by AMEC. Please refer to Note 1 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information related to the Offer by AMEC.

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

A reconciliation of EBITDA from continuing operations to net income attributable to Foster Wheeler AG is shown below.

	Three Months Ended March 31,
	2014	2013
EBITDA from continuing operations:
Global E&C Group	$40,054	$35,188
Global Power Group	28,726	24,687
C&F Group *	(24,018)	(19,797)

EBITDA from continuing operations	44,762	40,078

Less: Interest expense	3,662	2,672
Less: Depreciation and amortization	14,315	15,342
Less: Provision for income taxes	9,718	5,160

Income from continuing operations attributable to Foster Wheeler AG	17,067	16,904

Loss from discontinued operations**	—	(3,878)

Net income attributable to Foster Wheeler AG	$17,067	$13,026

*	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.
**	Loss from discontinued operations for the three months ended March 31, 2013 included an impairment charge of $3,900 recognized in connection with our Camden, New Jersey waste-to-energy facility. Please refer to Note 14 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information.

EBITDA in the above table includes the following:

	Three Months Ended March 31,
	2014	2013
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions: (1)
Global E&C Group	$3,300	$10,500
Global Power Group	9,900	8,500

Total	$13,200	$19,000

Net asbestos-related provision in our C&F Group(2)	$2,000	$2,000

Charges for severance-related postemployment benefits:
Global E&C Group	$900	$1,200
Global Power Group	100	400
C&F Group	—	400

Total	$1,000	$2,000

(1)	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding changes in our final estimated contract profit.
(2)	Please refer to Note 13 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding the revaluation of our asbestos liability and related asset.

The accounting policies of our business segments are the same as those described in our summary of significant accounting policies as disclosed in our 2013 Form 10-K. The only significant intersegment transactions relate to interest on intercompany balances. We account for interest on those arrangements as if they were third-party transactions (i.e., at current market rates), and we include the elimination of that activity in the results of the C&F Group.

Business Segments

Global E&C Group

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Operating revenues	$553,261	$587,974	$(34,713)	(5.9)%

EBITDA	$40,054	$35,188	$4,866	13.8%

Results

Our Global E&C Group’s operating revenues by geographic region for the three months ended March 31, 2014 and 2013, based upon where our projects are being executed, were as follows:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change

Africa	$13,169	$18,912	$(5,743)	(30.4)%
Asia Pacific	121,385	117,226	4,159	3.5%
Europe	133,416	129,751	3,665	2.8%
Middle East	113,493	62,078	51,415	82.8%
North America	126,148	181,456	(55,308)	(30.5)%
South America	45,650	78,551	(32,901)	(41.9)%

Total	$553,261	$587,974	$(34,713)	(5.9)%

Our Global E&C Group experienced a decrease in operating revenues of 6% in the first three months of 2014, compared to the same period in 2013. The decrease in the period was primarily driven by decreased flow-through revenues of $53,600. Excluding the impact of flow-through revenues and foreign currency fluctuations, our Global E&C Group’s operating revenues increased 6% in the first three months of 2014, compared to the same period in 2013, which included the favorable impact in 2014 of our two acquisitions acquired after the three months ended March 31, 2013. Please refer to the “—Overview of Segment” section below for a discussion of our Global E&C Group’s market outlook.

Our Global E&C Group’s EBITDA increased in the first three months of 2014, compared to the same period in 2013. The increase in EBITDA was primarily driven by decreased sales pursuit costs of $4,500, increased equity earnings from our projects in Italy of $1,300 and the favorable impact of a severance-related postemployment benefits charge during the first three months of 2013 of $1,200, which was primarily recognized in SG&A on our consolidated statement of operations, partially offset by decreased contract profit of $3,300, which was net of the impact in 2014 of our two business acquisitions acquired after the three months ended March 31, 2013.

The decrease in contract profit noted above primarily resulted from decreased contract profit margin, partially offset by increased volume of operating revenues, excluding flow-through revenues.

Overview of Segment

Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, LNG export facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation facilities, distribution facilities, gasification facilities and processing facilities associated with the minerals and metals sector. Our Global E&C Group is also involved in the design of facilities in developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids, coal-to-chemicals and biofuels. Additionally, our Global E&C Group is involved in the development, engineering, construction, ownership and operation of power generation facilities, from conventional and renewable sources, and of waste-to-energy facilities.

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

Global markets in the engineering and construction industry are still experiencing intense competition among engineering and construction contractors and pricing pressure for contracts awarded. Clients’ bidding and contract award processes continue to be protracted, particularly for projects sponsored by national oil companies. Additionally, some clients have been releasing, and we expect will continue to release, tranches of work on a piecemeal basis. However, we are seeing clients continuing to develop new projects and, after making final investment decisions, moving forward with planned projects. This includes a pipeline of projects in North America which continues to strengthen both in chemicals and natural gas liquefaction, or LNG, due to the availability of cheap gas supply from shale gas.

While our Global E&C Group has been impacted by unfavorable economic growth rates in most of its global markets in recent years, global economic activity has strengthened since the latter portion of 2013 and we believe that it will continue to strengthen during 2014. However, there are a number of risks to the strengthening economic outlook: increased risks related to slower growth than anticipated in the emerging market economies; risk of lower-than-expected inflation in advanced economies, particularly the Eurozone, where persistent low inflation could harm the fragile economic recovery by reducing consumer spending and impacting the ability of governments and businesses to repay debt; and increased geopolitical risks. In addition, the political and civil situation in Ukraine has the potential to negatively impact project investment in the region, including Russia, and disrupt our ability to transact business in the surrounding region. If any of these risks materialize, our Global E&C Group’s ability to book work could be negatively impacted, which could have a material negative impact on our business.

We continue to be successful in booking contracts of varying types and sizes in our key end markets, including a front-end engineering design, or FEED, contract for a new refinery in the Middle East, a FEED contract for a residue upgrading project at a South Korean refinery, a project management consultancy contract for an expansion of an LNG import and gasification terminal in Asia, a FEED and engineering, procurement and construction management, or EPCM, contract for a base oil project in Europe, an EPCM services contract for an expansion at an industrial facility in the U.S., an EPCM services contract for a waste to energy facility in Europe, a construction management contract for a biotech facility expansion in Europe, a further project management consultancy release for a refinery expansion in Latin America, further detailed engineering work for a refinery upgrading project in Europe, a study, FEED and engineering contract for shale gas processing facilities in the U.S., further releases of engineering and procurement work for the revamp of a chemicals facility in the U.S., a program management contract for a new pharmaceuticals facility in the U.S., an EPCM and validation contract for a pharmaceuticals facility upgrade in Europe, an initial engineering, procurement and construction release for a residue upgrading project in Europe, an engineering and material supply, or EMS, contract for steam reformer heaters for two refineries: one in Russia and one in Central Asia, an EMS contract for a carbon monoxide boiler package for a new refinery in Asia, an engineering, procurement and related services contract for an oilfield development in Iraq and a contract for pre-FEED and FEED for an LNG import and regasification terminal in Kuwait.

We believe our success in this regard is a reflection of our technical expertise, our project execution performance, our long-term relationships with clients, our safety performance and our selective approach in pursuit of new prospects where we believe we have significant differentiators.

Global Power Group

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Operating revenues	$180,438	$202,170	$(21,732)	(10.7)%

EBITDA	$28,726	$24,687	$4,039	16.4%

Results

Our Global Power Group’s operating revenues by geographic region for the three months ended March 31, 2014 and 2013, based upon where our projects are being executed, were as follows:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Asia Pacific	$100,442	$75,787	$24,655	32.5%
Europe	11,030	58,438	(47,408)	(81.1)%
Middle East	904	2,845	(1,941)	(68.2)%
North America	59,812	60,138	(326)	(0.5)%
South America	8,250	4,962	3,288	66.3%

Total	$180,438	$202,170	$(21,732)	(10.7)%

Our Global Power Group experienced decreased operating revenues in the first three months of 2014, compared to the same period in 2013. The decrease was primarily attributable to decreased volume of business and a change in the operations and maintenance fee structure at one of our build, own and operate projects in the U.S. that resulted in a decrease in operating revenues of $10,600. Please see the section below entitled “U.S. Build, Own and Operate Project” for additional information. Excluding the impact of this U.S. build, own and operate project and foreign currency fluctuations, our Global Power Group’s operating revenues decreased 6% in the first three months of 2014, compared to the same period in 2013. Please refer to the “—Overview of Segment” section below for a discussion of our Global Power Group’s market outlook.

Our Global Power Group’s EBITDA increased in the first three months of 2014, compared to the same period in 2013. The increase in EBITDA included the impact of decreased SG&A expenses of $2,000 and the favorable impact related to the change in net foreign exchange transaction gains and losses of $1,200. Additionally, contract profit, excluding the change related to our U.S. build, own and operate project described below, contributed an increase in EBITDA of $800 as a result of increased contract profit margins, partially offset by decreased volume of operating revenues. The above items which increased EBITDA were partially offset by decreased equity earnings from our Global Power Group’s project in Chile of $1,400.

Our equity earnings from our project in Chile were $2,800 and $4,200 in the first three months of 2014 and 2013, respectively. The decrease in equity earnings in the first three months of 2014, compared to the same period in 2013, was primarily driven by a reversal of a risk contingency in the first quarter of 2013 associated with the insurance proceeds received by our project in Chile in connection with its 2010 earthquake loss. Excluding this item, equity earnings would have shown an increase when comparing the first three months of 2014 to the same period in 2013.

U.S. Build, Own and Operate Project

Martinez Cogen Limited Partnership, or MCLP, a limited liability partnership which is a majority-owned subsidiary of our Global Power Group, owns and operates a combined-cycle gas turbine facility located in Martinez, California. MCLP produces electric power and steam, and its primary customer is a refinery. During the first three months of 2013, MCLP earned revenues from the sale of power and steam to the refinery and of electric power to the grid. Pursuant to a new agreement effective in May 2013 between MCLP and the refinery, in lieu of product sales, all costs of operation are passed through to the refinery and MCLP receives a management fee. This change in fee structure resulted in a decrease in operating revenue of $10,600 during the first three months of 2014, compared to the same period in 2013, which in turn resulted in a decrease in contract profit of $1,800.

In 2013, pursuant to the partnership agreement between the MCLP partners, our Global Power Group’s ownership interest in MCLP increased to 99%. Our Global Power Group’s financial results for its interest in MCLP reflect this change in ownership percentage. The change in ownership interests resulted in decreased earnings to the noncontrolling interest. The foregoing changes to the project’s fee structure and allocation of earnings resulted in a minimal impact to our Global Power Group’s EBITDA during the first three months of 2014, compared to the same period in 2013.

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

•	Design, supply and installation of flue gas cleaning equipment for all types of steam generators and industrial equipment.

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

While our Global Power Group has been impacted by unfavorable economic growth rates in most of its global markets in recent years, global economic activity has strengthened since the latter portion of 2013 and we believe that it will continue to strengthen during 2014. We believe opportunities will continue in Asia, the Middle East and South America driven by growing electricity demand as a result of the economic growth rates in those regions. However, there are a number of risks to the strengthening economic outlook: increased risks related to slower growth than anticipated in the emerging market economies; risk of lower-than-expected inflation in advanced economies, particularly the Eurozone, where persistent low inflation could harm the fragile economic recovery by reducing consumer spending and impacting the ability of governments and businesses to repay debt; and increased geopolitical risks. In addition, the political and civil situation in Ukraine has the potential to negatively impact project investment in the region, including Russia, and disrupt our ability to transact business in the surrounding region.

There are also a number of other constraining market factors that continue to impact the power markets that we serve. Political and environmental sensitivity regarding coal-fired steam generators continues to cause prospective projects utilizing coal as their primary fuel to be postponed or cancelled as clients experience difficulty in obtaining the required environmental permits or decide to wait for additional clarity regarding governmental regulations. The sensitivity has been especially pronounced in the U.S. and Western Europe due to the concern that coal-fired steam generators, relative to alternative fuel sources, contribute more toward global warming through the discharge of greenhouse gas emissions into the atmosphere. The outlook for continued lower natural gas pricing over the next three to five years in North America, driven by increasing supply of natural gas, has increased the attractiveness of natural gas, in relation to coal, for the generation of electricity. In addition, the constraints on the global credit market may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. These factors could negatively impact investment in the power sector, which in turn could negatively impact our Global Power Group’s ability to book work and which could have a material negative impact on our Global Power Group’s business.

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

Recently we were awarded a contract to design and supply two 255 MWe CFB steam generator islands in Turkey, which will include flue gas cleaning with two of our CFB scrubbers. We also were awarded a design and supply contract in Vietnam for two 300 MWe pulverized coal arch fired units. In addition, we received contracts for two 60 MWe grate boilers to be located at a sugar mill in Pakistan and for two of our package boilers, designed to produce over 300 thousand pounds per hour of superheated steam at a steam plant with expanded scope in the U.S.

Liquidity and Capital Resources

Cash Flows Activities

Our cash and cash equivalents and restricted cash balances were:

	As of
	March 31, 2014	December 31, 2013	$ Change	% Change
Cash and cash equivalents	$527,867	$556,190	$(28,323)	(5.1)%
Restricted cash	53,580	82,867	(29,287)	(35.3)%

Total	$581,447	$639,057	$(57,610)	(9.0)%

Total cash and cash equivalents and restricted cash held by our non-U.S. entities as of March 31, 2014 and December 31, 2013 were $450,100 and $493,000, respectively.

During the first three months of 2014, we experienced a decrease in cash and cash equivalents of $28,300. The decrease in cash and cash equivalents included cash used in operating activities of $43,700, distributions to noncontrolling interests of $6,700 and capital expenditures of $5,800. The above use of cash was partially offset by a decrease in restricted cash, excluding foreign currency translation effects, of $29,300 and proceeds received from the exercise of stock options of $1,700.

Cash Flows from Operating Activities

	Three Months Ended March 31,
	2014	2013	$ Change
Net cash used in operating activities — continuing operations	$(43,675)	$(36,114)	$(7,561)

Net cash used in operating activities in the first three months of 2014 primarily resulted from cash used for working capital of $53,800, cash used for net asbestos-related payments of $14,800 and mandatory contributions to our non-U.S. pension plans of $5,400, partially offset by cash provided by net income of $32,400, which excluded non-cash charges of $17,400.

The increase in net cash used in operating activities of $7,600 in the first three months of 2014, compared to the same period of 2013, resulted primarily from decreased cash provided by net income excluding non-cash charges of $8,200.

Working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts and the timing of the related cash receipts. During the first three months of 2014 and 2013, we used cash to fund working capital, as cash used for services rendered and purchases of materials and equipment exceeded cash receipts from client billings, which included the impact of delayed project payments and contributed to our receivables balance. Project payments can be delayed, particularly on contracts involving national oil companies, due to those customers’ internal processes for approval of invoices and release of funds.

In particular, we had $57,600 and $54,400, as of March 31, 2014 and December 31, 2013, respectively, of accounts receivable due from the national oil company in Venezuela. Although the payment history of this client is good, payments continue to be significantly delayed. In general, a delay in payment by our customers is not indicative of customer credit risk. In other cases where payments are delayed due to disagreements between us and our clients regarding the level of or quality of work performed or regarding billing terms, we assess our contractual right to invoice the client and, if we believe there is a probable commercial risk to collection of contract revenues, we provide an allowance against the valuation of contract work in progress at the individual contract level.

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

Cash Flows from Investing Activities

	Three Months Ended March 31,
	2014	2013	$ Change
Net cash provided by/(used in) investing activities — continuing operations	$23,577	$(14,956)	$38,533

The net cash provided by investing activities in the first three months of 2014 was attributable primarily to a decrease in restricted cash, excluding foreign currency translation effects, of $29,300, partially offset by capital expenditures of $5,800.

The net cash used in investing activities in the first three months of 2013 was attributable primarily to cash used for a business acquisition, net of cash acquired, of $24,900 and capital expenditures of $7,900, partially offset by cash provided by a decrease in restricted cash, excluding foreign currency translation effects, of $17,600.

The capital expenditures in the first three months of 2014 and 2013 related primarily to leasehold improvements, information technology equipment and office equipment.

Cash Flows from Financing Activities

	Three Months Ended March 31,
	2014	2013	$ Change
Net cash used in financing activities	$(5,301)	$(44,536)	$39,235

The net cash used in financing activities in the first three months of 2014 was attributable primarily to cash used for distributions to noncontrolling interests of $6,700, partially offset by cash received from the exercise of stock options of $1,700.

The net cash used in financing activities in the first three months of 2013 was attributable primarily to cash used to repurchase shares and to pay related commissions under our share repurchase program of $33,900 and, to a lesser extent, distributions to noncontrolling interests of $10,500.

Outlook

Our liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations, changes in working capital activities, unused credit line availability and claim recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling twelve-month period. Based on these forecasts, we believe our existing cash balances and forecasted net cash provided by operating activities will be sufficient to fund our operations throughout the next twelve months. Based on these forecasts, our primary cash needs will be working capital, our 2014 acquisition activity, as described below, our proposed dividend payment, as described below, capital expenditures, mandatory pension contributions and net asbestos-related payments. We may also use cash at our discretion for additional acquisitions or discretionary pension plan contributions. The majority of our cash balances are invested in short-term interest bearing accounts with maturities of less than three months at creditworthy financial institutions around the world. Further significant deterioration of the current global economic and credit market environment could challenge our efforts to maintain our well-diversified asset allocation with creditworthy financial institutions and/or unfavorably impact our liquidity and financial statements. We will continue to monitor the global economic environment, particularly in those countries where we have operations or assets.

It is customary in the industries in which we operate to provide standby letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. We believe that we will have sufficient letter of credit capacity from existing facilities throughout the next twelve months.

We are dependent on cash repatriations from our subsidiaries to cover payments and expenses of our parent holding company in Switzerland, to cover cash needs related to our asbestos-related liability and other overhead expenses in the U.S. and, at our discretion, specific liquidity needs, such as funding acquisitions and the proposed dividend payment. Consequently, we require cash repatriations to Switzerland and the U.S. from our entities located in other countries in the normal course of our operations to meet our Swiss and U.S. cash needs and have successfully repatriated cash for many years. We believe that we can repatriate the required amount of cash to Switzerland and the U.S. Additionally, we continue to have access to the revolving credit portion of our senior credit facility, if needed.

Our net asbestos-related cash payments are predominately related to our U.S. subsidiaries and include indemnity and defense costs, net of insurance proceeds. During the first three months of 2014, we had net asbestos-related cash outflows of approximately $14,800. We expect our U.S. net cash outflows for the full year 2014 to be approximately $32,100. This estimate assumes no settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.

On August 3, 2012, we entered into a five-year senior unsecured credit agreement, which replaced our amended and restated senior unsecured credit agreement from July 2010. Our senior credit agreement provides for a facility of $750,000 and contains an increase option permitting us, subject to certain requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $300,000 in additional commitments. During the term of this senior credit agreement, we may request, subject to certain requirements, up to two one-year extensions of the contractual termination date.

We can issue up to $750,000 under the letter of credit portion of the facility. Letters of credit issued under our senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in our corporate credit ratings, as defined in the senior credit agreement. Based on our current credit ratings, letter of credit fees for performance and non-performance letters of credit issued under our senior credit agreement are 0.75% and 1.50% per annum of the outstanding amount, respectively, excluding a nominal fronting fee. We also have the option to use up to $250,000 of the $750,000 for revolving borrowings at a rate equal to adjusted LIBOR, as defined in the senior credit agreement, plus 1.50%, subject also to the performance pricing noted above.

We had approximately $304,500 and $253,900 of letters of credit outstanding under our senior credit agreement as of March 31, 2014 and December 31, 2013, respectively. There were no funded borrowings under our senior credit agreement as of March 31, 2014 and December 31, 2013. Based on our current operating plans and cash forecasts, we do not intend to borrow under our senior credit agreement to meet our non-discretionary liquidity needs over the next twelve months. Please refer to Note 5 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.

We are not required to make any mandatory contributions to our U.S. pension plans in 2014 based on the minimum statutory funding requirements. We made mandatory contributions totaling approximately $5,400 to our non-U.S. pension plans during the first three months of 2014. Based on the minimum statutory funding requirements for 2014, we expect to make mandatory contributions totaling approximately $23,300 to our non-U.S. pension plans for the full year. Additionally, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during 2014.

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

Based on the aggregate share repurchases under our program through March 31, 2014, we were authorized to repurchase up to an additional $270,054 of our outstanding shares as of such date. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Through March 31, 2014, we have repurchased 50,502,778 shares for an aggregate cost of approximately $1,234,344 since the inception of the repurchase program announced on September 12, 2008. We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other privately negotiated transactions pursuant to our share repurchase program. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans. For further information, please refer to Part II, Item 2 of this quarterly report on Form  10-Q.

During the first three months of 2014, we entered into a merger implementation agreement with MDM Engineering Group Limited to acquire all of their ordinary shares and options. Our aggregate cash needs related to this acquisition will be approximately $109,000. During April 2014, we acquired certain assets of the Siemens Environmental Systems and Services business from Siemens Energy, Inc. in a cash transaction for a nominal amount. Please refer to Note 2 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding these agreements.

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

The tables below detail our new orders and backlog of unfilled orders by period and include balances for discontinued operations for the three months ended March 31, 2013, which were insignificant based on our consolidated and business group balances:

New Orders, Measured in Terms of Future Revenues

	Three Months Ended
	March 31, 2014			March 31, 2013
	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total

By Project Location:
Africa	$2,800	$—	$2,800	$16,000	$—	$16,000
Asia Pacific	111,200	339,200	450,400	55,100	116,900	172,000
Europe	147,900	23,400	171,300	122,800	37,300	160,100
Middle East	96,900	37,300	134,200	43,200	200	43,400
North America	179,800	74,900	254,700	187,400	40,300	227,700
South America	22,100	7,200	29,300	43,200	4,200	47,400

Total	$560,700	$482,000	$1,042,700	$467,700	$198,900	$666,600

By Industry:
Power generation	$55,100	$469,400	$524,500	$1,500	$172,800	$174,300
Oil refining	209,800	—	209,800	265,300	—	265,300
Pharmaceutical	52,900	—	52,900	15,000	—	15,000
Oil and gas	100,800	—	100,800	66,700	—	66,700
Chemical/petrochemical	99,200	—	99,200	87,400	—	87,400
Power plant design, operation and maintenance	26,200	12,600	38,800	11,300	26,100	37,400
Environmental	1,200	—	1,200	2,400	—	2,400
Other, net of eliminations	15,500	—	15,500	18,100	—	18,100

Total	$560,700	$482,000	$1,042,700	$467,700	$198,900	$666,600

Backlog, Measured in Terms of Future Revenues

	As of March 31, 2014			As of December 31, 2013
	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total

By Contract Type:
Lump-sum turnkey	$—	$38,500	$38,500	$22,300	$7,200	$29,500
Other fixed-price	538,400	847,300	1,385,700	484,600	581,900	1,066,500
Reimbursable	2,779,200	22,000	2,801,200	2,889,600	19,000	2,908,600

Total	$3,317,600	$907,800	$4,225,400	$3,396,500	$608,100	$4,004,600

By Project Location:
Africa	$25,700	$—	$25,700	$36,700	$100	$36,800
Asia Pacific	554,400	594,500	1,148,900	579,700	342,800	922,500
Europe	473,500	108,500	582,000	462,300	114,000	576,300
Middle East	778,500	38,400	816,900	837,500	1,700	839,200
North America	1,213,500	144,200	1,357,700	1,177,100	124,300	1,301,400
South America	272,000	22,200	294,200	303,200	25,200	328,400

Total	$3,317,600	$907,800	$4,225,400	$3,396,500	$608,100	$4,004,600

By Industry:
Power generation	$60,800	$872,400	$933,200	$27,800	$572,000	$599,800
Oil refining	1,518,700	—	1,518,700	1,562,100	—	1,562,100
Pharmaceutical	71,400	—	71,400	44,500	—	44,500
Oil and gas	283,500	—	283,500	302,800	—	302,800
Chemical/petrochemical	1,187,200	—	1,187,200	1,247,400	—	1,247,400
Power plant design, operation and maintenance	135,800	35,400	171,200	152,000	36,100	188,100
Environmental	4,000	—	4,000	5,400	—	5,400
Other, net of eliminations	56,200	—	56,200	54,500	—	54,500

Total	$3,317,600	$907,800	$4,225,400	$3,396,500	$608,100	$4,004,600

Backlog, measured in terms of Foster Wheeler Scope	$2,940,500	$906,200	$3,846,700	$2,973,200	$605,200	$3,578,400

Global E&C Group Man-hours in Backlog (in thousands)	21,200		21,200	21,400		21,400

The foreign currency translation impact on backlog and Foster Wheeler scope backlog resulted in decreases of $3,700 and $2,600, respectively, as of March 31, 2014 compared to December 31, 2013.

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

Application of Critical Accounting Estimates

Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Management and the Audit Committee of our Board of Directors approve the critical accounting policies. A full discussion of our critical accounting policies and estimates is included in our 2013 Form 10-K. We did not have a significant change to the application of our critical accounting policies and estimates during the first three months of 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first three months of 2014, there were no material changes in the market risks as described in our annual report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note 13 to the consolidated financial statements in this quarterly report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.

ITEM 1A.	RISK FACTORS

Our business is subject to a number of risks and uncertainties, including those disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2013. No material changes to the risk factors disclosed in such annual report on Form 10-K have been identified during the first three months of 2014.

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

The following table provides information with respect to purchases under our share repurchase program during the first quarter of 2014.

Fiscal Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2014 through January 31, 2014	—	$—	—
February 1, 2014 through February 28, 2014	—	—	—
March 1, 2014 through March 31, 2014	—	—	—

Total	—	$—	—	$270,054

(1)

No shares were repurchased pursuant to our share repurchase program during the first quarter of 2014. As of March 31, 2014, we were authorized to spend up to an additional $270,054 to repurchase our outstanding shares. The repurchase program has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase program.

(2)	As of March 31, 2014, an aggregate of 50,502,778 shares were purchased for a total of $1,234,344 since the inception of the repurchase program announced on September 12, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibits

2.1	Implementation Agreement relating to the acquisition of Foster Wheeler AG by AMEC plc, dated February 13, 2014, by and between AMEC plc and Foster Wheeler AG (schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K). (Filed as Exhibit 2.1 to Foster Wheeler AG’s Form 8-K, filed on February 13, 2014, and incorporated herein by reference.)

2.2	Letter Agreement, dated March 28, 2014, regarding that certain Implementation Agreement, dated February 13, 2014, by and between AMEC plc and Foster Wheeler AG.

3.1	Articles of Association of Foster Wheeler AG.

10.1	First Amendment to the Contract of Employment between Foster Wheeler Management Limited and Stephen Rostron, dated as of March 3, 2014, effective as of August 27, 2013.

23.1	Consent of Analysis, Research & Planning Corporation.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG
(Registrant)

Date: May 7, 2014	/s/ J. KENT MASTERS
J. KENT MASTERS
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: May 7, 2014	/s/ FRANCO BASEOTTO
FRANCO BASEOTTO
EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER