Form 10-Q
period 2014-06-30
FOSTER WHEELER AG
filed 2014-08-07
CIK 1130385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,077,258 registered shares were outstanding as of July 25, 2014.

FOSTER WHEELER AG

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands of dollars, except per share amounts)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues	$851,767	$863,407	$1,585,466	$1,653,551
Cost of operating revenues	716,722	709,800	1,334,886	1,380,498

Contract profit	135,045	153,607	250,580	273,053
Selling, general and administrative expenses	83,147	89,801	165,194	180,133
Other income, net	(40,410)	(18,014)	(46,550)	(22,765)
Other deductions, net	1,526	10,490	12,229	15,802
Interest income	(1,510)	(1,482)	(2,913)	(2,944)
(Reversal of interest expense)/interest expense	(1,846)	3,916	1,816	6,588
Net asbestos-related provision/(gain)	1,209	(13,750)	3,217	(11,750)

Income from continuing operations before income taxes	92,929	82,646	117,587	107,989
Provision for income taxes	6,355	13,319	16,073	18,479

Income from continuing operations	86,574	69,327	101,514	89,510

Discontinued operations:
Income/(loss) from discontinued operations before income taxes	—	2,383	—	(1,495)
Provision for income taxes from discontinued operations	—	—	—	—

Income/(loss) from discontinued operations	—	2,383	—	(1,495)

Net income	86,574	71,710	101,514	88,015

Less: Net income/(loss) attributable to noncontrolling interests	980	1,011	(1,147)	4,290

Net income attributable to Foster Wheeler AG	$85,594	$70,699	$102,661	$83,725

Amounts attributable to Foster Wheeler AG:
Income from continuing operations	$85,594	$68,316	$102,661	$85,220
Income/(loss) from discontinued operations	—	2,383	—	(1,495)

Net income attributable to Foster Wheeler AG	$85,594	$70,699	$102,661	$83,725

Basic earnings per share attributable to Foster Wheeler AG:
Income from continuing operations (see Note 1)	$0.86	$0.68	$1.03	$0.83
Income/(loss) from discontinued operations	—	0.03	—	(0.01)

Net income attributable to Foster Wheeler AG	$0.86	$0.71	$1.03	$0.82

Diluted earnings per share attributable to Foster Wheeler AG:
Income from continuing operations (see Note 1)	$0.85	$0.68	$1.02	$0.83
Income/(loss) from discontinued operations	—	0.03	—	(0.01)

Net income attributable to Foster Wheeler AG	$0.85	$0.71	$1.02	$0.82

Return of capital distribution per share	$0.40	$—	$0.40	$—

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands of dollars)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$86,574	$71,710	$101,514	$88,015
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments	3,554	(5,301)	266	(19,714)
Tax impact	16	—	9	—

Foreign currency translation adjustments, net of tax	3,570	(5,301)	275	(19,714)

Cash flow hedges adjustments:
Unrealized (loss)/gain	(340)	2,126	(2,708)	1,308
Tax impact	130	(704)	950	(496)

Unrealized (loss)/gain, net of tax	(210)	1,422	(1,758)	812

Reclassification for losses included in net income (see Note 8 for further information)	1,044	1,149	2,064	2,284
Tax impact	(355)	(381)	(702)	(669)

Reclassification for losses included in net income, net of tax	689	768	1,362	1,615

Total cash flow hedges adjustments, net of tax	479	2,190	(396)	2,427

Pension and other postretirement benefits adjustments, net of tax:
Net actuarial loss	—	—	(3,980)	—
Tax impact	—	—	498	—

Net actuarial loss, net of tax	—	—	(3,482)	—

Amortization included in net periodic pension cost (see Note 6 for further information):
Net actuarial loss	4,337	4,933	8,452	9,597
Tax impact	(464)	(556)	(920)	(1,005)

Net actuarial loss, net of tax	3,873	4,377	7,532	8,592

Prior service credit	(1,456)	(1,260)	(2,901)	(2,524)
Tax impact	117	91	231	182

Prior service credit, net of tax	(1,339)	(1,169)	(2,670)	(2,342)

Transition obligation	4	14	9	28
Tax impact	(2)	3	(2)	6

Transition obligation, net of tax	2	17	7	34

Total pension and other postretirement benefits adjustments, net of tax	2,536	3,225	1,387	6,284

Other comprehensive income/(loss), net of tax	6,585	114	1,266	(11,003)

Comprehensive income	93,159	71,824	102,780	77,012
Less: Comprehensive income/(loss) attributable to noncontrolling interests	1,010	648	(1,683)	3,140

Comprehensive income attributable to Foster Wheeler AG	$92,149	$71,176	$104,463	$73,872

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands of dollars, except share data and per share amounts)

(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$518,537	$556,190
Accounts and notes receivable, net:
Trade	688,290	671,770
Other	75,278	57,262
Contracts in process	201,725	197,232
Prepaid, deferred and refundable income taxes	54,099	62,856
Other current assets	38,851	38,431

Total current assets	1,576,780	1,583,741

Land, buildings and equipment, net	270,913	279,981
Restricted cash	37,290	82,867
Notes and accounts receivable - long-term	14,452	15,060
Investments in and advances to unconsolidated affiliates	166,738	181,315
Goodwill	172,141	169,801
Other intangible assets, net	107,166	113,463
Asbestos-related insurance recovery receivable	116,791	120,489
Other assets	149,246	143,848
Deferred tax assets	48,050	49,707

TOTAL ASSETS	$2,659,567	$2,740,272

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$16,398	$12,513
Accounts payable	278,066	282,403
Accrued expenses	258,239	304,312
Billings in excess of costs and estimated earnings on uncompleted contracts	539,729	569,652
Income taxes payable	45,484	39,078

Total current liabilities	1,137,916	1,207,958

Long-term debt	102,475	113,719
Deferred tax liabilities	41,706	39,714
Pension, postretirement and other employee benefits	105,974	111,221
Asbestos-related liability	241,923	257,180
Other long-term liabilities	146,194	210,651
Commitments and contingencies

TOTAL LIABILITIES	1,776,188	1,940,443

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	14,675	15,664

TOTAL TEMPORARY EQUITY	14,675	15,664

Equity:
Registered shares:
CHF 3.00 par value; authorized: 158,877,141 shares and 157,863,694 shares; conditionally authorized: 57,154,965 shares and 58,168,412 shares; issued: 106,656,347 shares and 105,642,900 shares; outstanding: 100,064,647 shares and 99,051,200 shares	263,369	259,937
Paid-in capital	201,443	216,450
Retained earnings	1,035,821	933,160
Accumulated other comprehensive loss	(507,515)	(509,317)
Treasury shares (outstanding: 6,591,700 shares and 6,591,700 shares)	(150,131)	(150,131)

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	842,987	750,099

Noncontrolling interests	25,717	34,066

TOTAL EQUITY	868,704	784,165

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$2,659,567	$2,740,272

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands of dollars)

(unaudited)

				Accumulated		Total Foster
				Other		Wheeler AG
	Registered	Paid-in	Retained	Comprehensive	Treasury	Shareholders’	Noncontrolling	Total
	Shares	Capital	Earnings	Loss	Shares	Equity	Interests	Equity
Six Months Ended June 30, 2013
Balance at December 31, 2012	$269,633	$266,943	$835,993	$(567,603)	$(90,976)	$713,990	$43,403	$757,393
Net income	—	—	83,725	—	—	83,725	4,290	88,015
Other comprehensive loss, net of tax	—	—	—	(9,853)	—	(9,853)	(1,150)	(11,003)
Issuance of registered shares upon exercise of stock options	281	1,610	—	—	—	1,891	—	1,891
Issuance of registered shares upon vesting of restricted awards	615	(615)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,514)	(10,514)
Share-based compensation expense	—	7,412	—	—	—	7,412	—	7,412
Excess tax shortfall related to share-based compensation	—	(88)	—	—	—	(88)	—	(88)
Repurchase of registered shares	—	—	—	—	(150,131)	(150,131)	—	(150,131)

Balance at June 30, 2013	$270,529	$275,262	$919,718	$(577,456)	$(241,107)	$646,946	$36,029	$682,975

Six Months Ended June 30, 2014
Balance at December 31, 2013	$259,937	$216,450	$933,160	$(509,317)	$(150,131)	$750,099	$34,066	$784,165
Net income/(loss)	—	—	102,661	—	—	102,661	(1,147)	101,514
Other comprehensive income/(loss), net of tax	—	—	—	1,802	—	1,802	(536)	1,266
Issuance of registered shares upon exercise of stock options	2,287	15,275	—	—	—	17,562	—	17,562
Issuance of registered shares upon vesting of restricted awards	1,145	(1,145)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,666)	(6,666)
Share-based compensation expense	—	10,553	—	—	—	10,553	—	10,553
Excess tax benefit related to share-based compensation	—	203	—	—	—	203	—	203
Return of capital distribution	—	(39,893)	—	—	—	(39,893)	—	(39,893)

Balance at June 30, 2014	$263,369	$201,443	$1,035,821	$(507,515)	$(150,131)	$842,987	$25,717	$868,704

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands of dollars)

(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$101,514	$88,015
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	29,138	28,796
Reversal of previously accrued unrecognized tax benefits	(22,339)	—
Net non-cash asbestos-related provision	4,000	4,000
Share-based compensation expense	9,564	9,481
Excess tax (benefit)/shortfall related to share-based compensation	(203)	88
Deferred income tax provision	10,880	764
Dividends, net of equity in earnings of unconsolidated affiliates	9,911	35,437
Other noncash items, net	(232)	106
Changes in assets and liabilities, net of effects from acquisitions:
Increase in receivables	(30,144)	(18,265)
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	(36,175)	(8,344)
Decrease in accounts payable and accrued expenses	(75,576)	(13,405)
Net change in other current assets and liabilities	5,764	(34,987)
Net change in other long-term assets and liabilities	(37,189)	(25,189)

Net cash (used in)/provided by operating activities — continuing operations	(31,087)	66,497

Net cash used in operating activities — discontinued operations	—	(441)

Net cash (used in)/provided by operating activities	(31,087)	66,056

CASH FLOWS FROM INVESTING ACTIVITIES
Payments related to acquisition of businesses, net of cash acquired	(2,000)	(50,800)
Change in restricted cash	45,640	12,407
Capital expenditures	(13,014)	(17,534)
Other investing activities	284	353

Net cash provided by/(used in) investing activities — continuing operations	30,910	(55,574)

Net cash provided by investing activities — discontinued operations	—	441

Net cash provided by/(used in) investing activities	30,910	(55,133)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	—	(150,131)
Return of capital distribution	(39,893)	—
Distributions to noncontrolling interests	(6,666)	(10,514)
Proceeds from stock options exercised	17,562	1,891
Excess tax benefit/(shortfall) related to share-based compensation	203	(88)
Repayment of debt and capital lease obligations	(6,785)	(8,010)

Net cash used in financing activities	(35,579)	(166,852)

Effect of exchange rate changes on cash and cash equivalents	(1,897)	(11,655)

Decrease in cash and cash equivalents	(37,653)	(167,584)

Less: Increase/(decrease) in cash and cash equivalents — discontinued operations	—	—

Decrease in cash and cash equivalents — continuing operations	(37,653)	(167,584)

Cash and cash equivalents at beginning of year	556,190	582,322

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$518,537	$414,738

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Number of separate projects	9	12	18	23
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions	$10,300	$16,500	$26,000	$41,500

Please see Note 12 for further information related to changes in final estimated contract profit and the impact on business segment results.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims as additional contract revenue if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. These two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred, which can include amounts from unapproved change orders when the two requirements described above are met. Unapproved change orders or similar items subject to uncertainty that do not meet the two requirements described above are expensed without the recognition of additional contract revenue. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. Our consolidated financial statements included commercial claims of $16,000 and $4,500 as of June 30, 2014 and December 31, 2013, respectively, of which substantially all costs had been incurred as of June 30, 2014 and December 31, 2013.

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. In the event that we defer pre-contract costs and we are not successful in obtaining the contract, we write off the deferred costs through our consolidated statement of operations in the period when we no longer assess recoverability of such costs as probable. Deferred pre-contract costs were inconsequential as of June 30, 2014 and December 31, 2013.

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

In accordance with terms under our long-term contracts, our customers may withhold certain percentages of such billings until completion and acceptance of the work performed, which we refer to as retention receivables. Final payment of retention receivables might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, are included in current assets on the consolidated balance sheet. We have not recorded a provision for the outstanding retention receivable balances as of June 30, 2014 or December 31, 2013.

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

As of June 30, 2014 and December 31, 2013, we participated in certain entities determined to be VIEs, including a gas-fired cogeneration facility in Martinez, California and a refinery/electric power generation project in Chile. We consolidate the operations of the Martinez project while we record our participation in the project in Chile on the equity method of accounting.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Financial instruments valued independent of the fair value hierarchy:

•	Cash, Cash Equivalents and Restricted Cash — The carrying value of our cash, cash equivalents and restricted cash approximates fair value because of the demand nature of many of our deposits or short-term maturity of these instruments.

Financial instruments valued within the fair value hierarchy:

•	Long-term Debt — We estimate the fair value of our long-term debt (including current installments) based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities using level 2 inputs.

•	Foreign Currency Forward Contracts — We estimate the fair value of foreign currency forward contracts by obtaining quotes from financial institutions or market transactions in either the listed or over-the-counter markets. Our estimate of the fair value of foreign currency forward contracts also includes an assessment of non-performance by our counterparties. We further corroborate the valuations with observable market data using level 2 inputs.

•	Interest Rate Swaps — We estimate the fair value of our interest rate swaps based on quotes obtained from financial institutions, which we further corroborate with observable market data using level 2 inputs.

•	Defined Benefit Pension Plan Assets — We estimate the fair value of investments in equity securities at each year-end based on quotes obtained from financial institutions. The fair value of investments in commingled funds, invested primarily in debt and equity securities, is based on the net asset values communicated by the respective asset manager. We further corroborate the above valuations with observable market data using level 1 and 2 inputs. Additionally, we hold investments in private investment funds that are valued at net asset value as communicated by the asset manager using level 2 or 3 unobservable market data inputs.

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Fair value measurements:
Assets:
Assets measured at fair value on a recurring basis:
Foreign currency forward contracts	$—	$3,364	$—	$—	$7,361	$—
Assets measured at fair value on a non-recurring basis:
Investment in an unconsolidated affiliate	$—	$—	$—	$—	$—	$35,096
Liabilities:
Liabilities measured at fair value on a recurring basis:
Foreign currency forward contracts	$—	$2,909	$—	$—	$2,405	$—
Interest rate swap contracts	—	8,369	—	—	7,866	—

Total liabilities measured at fair value on a recurring basis	$—	$11,278	$—	$—	$10,271	$—

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

The computations of basic and diluted earnings per share from continuing operations were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations attributable to Foster Wheeler AG	$85,594	$68,316	$102,661	$85,220
Basic weighted-average number of shares outstanding	99,834,508	100,001,580	99,492,867	102,182,011
Effect of dilutive securities	1,367,425	253,172	1,511,219	384,636

Diluted weighted-average number of shares outstanding	101,201,933	100,254,752	101,004,086	102,566,647

Income from continuing operations per share:
Basic	$0.86	$0.68	$1.03	$0.83

Diluted	$0.85	$0.68	$1.02	$0.83

The following table summarizes share-based compensation awards not included in the calculation of diluted earnings per share as the assumed proceeds from those awards, on a per share basis, were greater than the average share price for the period, which would result in an antidilutive effect on diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	226,333	1,548,745	342,639	1,548,745

Performance-based restricted share units	—	1,166,400	—	1,166,400

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

The closing of the Offer is subject to, among other things, approval by our shareholders of certain amendments to our articles of association to revise certain transfer restrictions and certain voting limitations with respect to the FW shares. Our shareholders approved these amendments to our articles of association at our Extraordinary General Meeting of Shareholders on July 10, 2014.

For a full description of the Offer, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2014 and our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2014.

Dividend Distribution – On February 26, 2014, our Board of Directors approved a proposal to our shareholders for a one-time dividend distribution of $0.40 per share. Our shareholders approved the distribution at our Annual General Meeting on May 7, 2014 and the distribution was paid on May 21, 2014 to the shareholders listed on our share register as of May 7, 2014. The distribution was paid out of qualifying capital contribution reserves and was not subject to Swiss withholding tax. The distribution resulted in a reduction of paid-in capital and is presented on the consolidated statements of operations, changes in equity and cash flows as a return of capital.

This distribution was not linked to, and not conditional on, the closing of the Offer. The covenants of our senior unsecured credit agreement did not limit our ability to pay this dividend.

Recent Accounting Developments – In April 2014, the Financial Accounting Standards Board, or “FASB”, issued Accounting Standards Update, or “ASU”, No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 provides guidance that limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as held for sale or disposed of. The new standard is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals or assets classified as held for sale that have not been reported in financial statements previously issued or available for issuance. We do not expect our adoption of this new standard to have a material impact on our consolidated financial statements and notes.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and notes.

In June 2014, the FASB issued ASU No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, as of the grant date an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under the ASU. The ASU’s guidance is effective for all entities for reporting periods, including interim periods, beginning after December 15, 2015. Early adoption is permitted. In addition, all entities will have the option of applying the guidance either prospectively, only to awards granted or modified on or after the effective date, or retrospectively. Retrospective application would only apply to awards with performance targets outstanding at or after the beginning of the first annual period presented, the earliest presented comparative period. We do not expect our adoption of this new standard to have a material impact on our consolidated financial statements and notes.

2. Business Combinations

2014 Acquisition Activity

In April 2014, we acquired certain assets of the Siemens Environmental Systems and Services (“SESS”) business from Siemens Energy, Inc. in a cash transaction for approximately $2,000. The SESS business supplies and services clean air technologies for use in power plants and industrial facilities with locations in Pittsburgh, Pennsylvania and Branchburg, New Jersey. The assets, liabilities and results of operations from this acquisition are included within our Global Power Group business segment.

In March 2014, we entered into a merger implementation agreement with MDM Engineering Group Limited (“MDM Engineering”) to acquire all of the ordinary shares and options of MDM Engineering in a cash transaction valued at approximately $109,000 (the “MDM Transaction”). The MDM Engineering shareholders have approved the MDM Transaction, which is subject to other closing conditions. The MDM Transaction closing is expected to occur in the latter half of 2014. MDM Engineering Group is based in South Africa and is a minerals process and project management company focused on the mining industry. The company provides a wide range of services from preliminary and final feasibility studies, through to plant design, construction and commissioning. The assets, liabilities and results of operations of this business will be included within our Global Engineering and Construction Group (“Global E&C Group”) business segment.

2013 Acquisition Activity

In June 2013, we acquired all of the outstanding shares of a privately held upstream consultancy business located in the United Kingdom and additional related assets in the Middle East. This acquired business specializes in field development and project decision support, focused on the evaluation and implementation of oil and gas field developments covering greenfield and brownfield assets. We paid cash consideration net of cash acquired of £6,000 (approximately $9,300 based on the exchange rates in effect on the payment dates). The sale and purchase agreement also included an earnout provision for additional consideration with an estimated maximum of £3,000 (approximately $5,100 based on the exchange rate in effect on June 30, 2014), depending on the acquired business’ performance, as defined in the sale and purchase agreement, over a period of approximately 3 and a half years subsequent to the acquisition date. Any amounts recognized under the earnout will be reported as compensation expense in periods subsequent to the acquisition date rather than as part of the purchase price for the business. The purchase price allocation and pro forma impact assuming the acquisition had occurred as of the beginning of 2012 were not significant to our consolidated financial statements. As a result of the purchase price allocation, we recognized goodwill of $4,465 and other intangible assets of $5,307 related to this acquisition. The assets, liabilities and results of operations of the acquired business are included within our Global E&C Group business segment.

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

During our U.S. operations’ fiscal first quarter of 2013, we acquired all of the outstanding shares of a privately held U.S.-based business that specializes in the management of construction and commissioning of pharmaceutical and biotech facilities and which also has the capabilities to manage the full engineering, procurement and construction of such facilities. In addition, the acquired business has the ability to provide modular project delivery services on a worldwide basis through its participation in a business partnership. We paid cash consideration net of cash acquired of approximately $25,100, which includes a working capital adjustment paid subsequent to the six months ended June 30, 2013. The sale and purchase agreement also included an earnout provision for additional consideration with an estimated maximum of approximately $6,600, depending on the acquired business’ performance, as defined in the sale and purchase agreement, over a period of approximately 5 years subsequent to the acquisition date. During the second quarter of 2014, we renegotiated the terms of the earnout provision with the former owner and settled the earnout in full for a cash payment of approximately $3,500. The cash payment of approximately $3,500 consisted of approximately $1,300 which we had accrued as of December 31, 2013 and during the quarter and six months ended June 30, 2014, we recognized compensation expense, within selling, general and administrative expenses, of approximately $1,900 and $2,200, respectively. The purchase price allocation and pro forma impact assuming the acquisition had occurred as of the beginning of 2012 were not significant to our consolidated financial statements. As a result of the purchase price allocation, we recognized goodwill of $10,571 and other intangible assets of $13,980 related to this acquisition. The assets, liabilities and results of operations of the acquired business are included within our Global E&C Group business segment.

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

We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for these entities (each as a whole) based on where the projects are located:

	June 30, 2014		December 31, 2013
	Italy	Chile	Italy	Chile
Balance Sheet Data:
Current assets	$144,496	$49,882	$156,844	$66,867
Other assets (primarily buildings and equipment)	247,389	84,129	259,392	88,936
Current liabilities	109,280	15,267	108,769	25,643
Other liabilities (primarily long-term debt)	133,385	14,482	149,578	14,482

Net assets	$149,220	$104,262	$157,889	$115,678

	Quarter Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Italy	Chile	Italy	Chile	Italy	Chile	Italy	Chile
Income Statement Data:
Total revenues	$32,208	$22,129	$34,006	$23,736	$65,487	$42,234	$67,015	$41,329
Gross profit	14,143	11,087	13,806	14,343	29,593	19,805	14,002	23,558
(Loss)/income before taxes	(2,933)	11,040	12,006	13,253	4,708	16,606	10,353	22,138
Net (loss)/earnings	(1,375)	8,833	8,010	10,364	990	13,285	6,739	17,232

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

Our consolidated financial statements reflect the following amounts related to our unconsolidated affiliates in Italy and Chile:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Equity in the net earnings of unconsolidated affiliates	$5,879	$16,334	$9,800	$20,438
Distributions from equity affiliates	$19,813	$53,990	$19,813	$55,933

	June 30, 2014	December 31, 2013
Investments in unconsolidated affiliates	$139,296	$150,558

Our projects in Italy recognized a net equity loss of $350 and equity earnings of $3,507 in the second quarter of 2014 and 2013, respectively, and recognized equity earnings of $810 and $3,384 in the first six months of 2014 and 2013, respectively. During the quarter and six months ended June 30, 2014, our equity earnings from our projects in Italy were unfavorably impacted by a provision for a tariff related to the net power supplied to the electrical grid at our waste-to-energy project. The impact of this provision decreased our equity earnings by $1,300, of which $1,100 related to the impact of the tariff for years prior to 2014. Our waste-to-energy project experienced equity earnings decreases in the quarter and six months ended June 30, 2014, compared to the corresponding periods in 2013, of $2,000 and $100, respectively. Additionally, our equity earnings were unfavorably impacted in the quarter and six months ended June 30, 2014, compared to the corresponding periods in 2013, due to the expiration of a royalty agreement at our project that generates earnings from royalty payments linked to the price of natural gas. This project experienced decreased equity earnings in the quarter and six months ended June 30, 2014, compared to the corresponding periods in 2013, of $800 and $1,300, respectively.

Our equity earnings from our project in Chile were $6,228 and $12,827 in the second quarter of 2014 and 2013, respectively, and were $8,988 and $17,054 in the first six months of 2014 and 2013, respectively. The decrease in equity earnings in the six months ended June 30, 2014, compared to the same period in 2013, was primarily driven by the inclusion of two items recognized in the quarter and six months ended June 30, 2013: a $3,200 increase in our share of the project’s 2012 earnings recognized as a result of a revised earnings allocation for 2012 that was approved in connection with the approval by the project’s governing board of the 2012 earnings distribution in the second quarter of 2013, and a $3,000 increase from the reversal of an insurance-related contingency during the second quarter of 2013.

We have guaranteed certain performance obligations of our project in Chile. We have a contingent obligation, which is measured annually based on the operating results of our project in Chile for the preceding year and is shared equally with our minority interest partner. We did not have a current payment obligation under this guarantee as of June 30, 2014 or December 31, 2013.

We also have a wholly-owned subsidiary that provides operations and maintenance services to our project in Chile. We record the fees for operations and maintenance services in operating revenues on our consolidated statement of operations and the corresponding receivable in trade accounts and notes receivable on our consolidated balance sheet.

Our consolidated financial statements include the following balances related to our project in Chile:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fees for operations and maintenance services (included in operating revenues)	$2,734	$2,795	$5,462	$5,599

	June 30, 2014	December 31, 2013
Receivable from our unconsolidated affiliatein Chile (included in trade receivables)	$11,040	$7,866

We also have guaranteed the performance obligations of our wholly-owned subsidiary under the operations and maintenance agreement governing our project in Chile. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have ever been paid under the guarantee.

Other Investments

We are the majority equity partner and general partner of a gas-fired cogeneration project in Martinez, California, which we have determined to be a VIE as of June 30, 2014 and December 31, 2013. We are the primary beneficiary of the VIE, since we have the power to direct the activities that most significantly impact the VIE’s performance. These activities include the operations and maintenance of the facilities. Accordingly, as the primary beneficiary of the VIE, we have consolidated this entity. The aggregate net assets of this entity are presented below.

	June 30, 2014	December 31, 2013
Balance Sheet Data (excluding intercompany balances):
Current assets	$4,318	$5,897
Other assets (primarily buildings and equipment)	34,046	36,118
Current liabilities	1,915	3,024
Other liabilities	4,493	4,819

Net assets	$31,956	$34,172

4. Goodwill and Other Intangible Assets

We have tracked accumulated goodwill impairments since the beginning of fiscal year 2002, our date of adoption of the accounting guidelines related to the assessment of goodwill for impairment. There were no accumulated goodwill impairment losses since that date. The following table provides our net carrying amount of goodwill by geographic region in which our reporting units are located:

	Global E&C Group		Global Power Group
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Geographic Regions:
North America	$84,538	$84,447	$6,792	$4,266
Asia	783	761	—	—
Europe	6,998	6,787	72,431	72,959
Middle East	599	581	—	—

Total	$92,918	$92,576	$79,223	$77,225

Our Global Power Group’s goodwill in North America increased for the SESS business acquisition described in Note 2. All other changes in each of the regions during the three months ended June 30, 2014 were the result of the impact of foreign currency translation adjustments.

The following table sets forth amounts relating to our identifiable intangible assets:

	June 30, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$42,768	$(35,427)	$7,341	$41,526	$(34,477)	$7,049
Trademarks	66,203	(35,136)	31,067	66,320	(34,113)	32,207
Customer relationships, pipeline and backlog	95,963	(31,594)	64,369	95,199	(25,911)	69,288
Technology	6,828	(2,439)	4,389	6,887	(1,968)	4,919

Total	$211,762	$(104,596)	$107,166	$209,932	$(96,469)	$113,463

As of June 30, 2014, the net carrying amounts of our identifiable intangible assets were $44,435 for our Global Power Group and $62,731 for our Global E&C Group. Amortization expense related to identifiable intangible assets is recorded within cost of operating revenues on the consolidated statement of operations. Amortization expense related to assets other than identifiable intangible assets was not material in the six months ended June 30, 2014 and 2013.

The following table details amortization expense related to identifiable intangible assets by period:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization expense	$4,154	$3,985	$8,262	$8,039
Approximate full year amortization expense for years:
2014				$16,600
2015				11,900
2016				10,000
2017				9,600
2018				9,300

5. Borrowings

The following table shows the components of our long-term debt:

	June 30, 2014			December 31, 2013
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$3,370	$49,638	$53,008	$3,040	$51,359	$54,399
Special-Purpose Limited Recourse Project Debt:
FW Power S.r.l.	7,673	51,554	59,227	7,433	55,722	63,155
Energia Holdings, LLC at 11.443% interest, due April 15, 2015	5,355	—	5,355	2,040	5,355	7,395
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2024	—	1,283	1,283	—	1,283	1,283

Total	$16,398	$102,475	$118,873	$12,513	$113,719	$126,232

Estimated fair value			$133,800			$139,912

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

Our senior credit agreement contains various customary restrictive covenants. In addition, our senior credit agreement contains financial covenants relating to leverage and interest coverage ratios. Our total leverage ratio compares total indebtedness to EBITDA, as defined in the credit agreement, and our total interest coverage ratio compares EBITDA, as defined in the credit agreement, to interest expense. Both the leverage and interest coverage ratios are measured quarterly. In addition, the leverage ratio is measured as of any date of determination for certain significant events. All such terms are defined in our senior credit agreement. We have been in compliance with all financial covenants and other provisions of our senior credit agreement during the six months ended June 30, 2014 and 2013.

We had approximately $311,500 and $253,900 of letters of credit outstanding under our senior credit agreement as of June 30, 2014 and December 31, 2013, respectively. The letter of credit fees under our senior credit agreement as of June 30, 2014 and December 31, 2013 ranged from 0.75% to 1.50% of the outstanding amount, excluding fronting fees. There were no funded borrowings outstanding under our senior credit agreement as of June 30, 2014 and December 31, 2013.

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

Based on the minimum statutory funding requirements for 2014, we are not required to make any mandatory contributions to our U.S. pension plans. The following table provides details on 2014 mandatory contribution activity for our non-U.S. pension plans:

Contributions in the six months ended June 30, 2014	$9,000
Remaining contributions expected for the year 2014	4,800

Contributions expected for the year 2014	$13,800

We did not make any discretionary contributions during the first six months of 2014; however, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during the remainder of 2014.

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

Components of net periodic benefit (credit)/cost include:

	Defined Benefit Pension Plans				Other Postretirement Benefit Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Net periodic benefit (credit)/cost:
Service cost	$203	$292	$501	$592	$1	$10	$13	$28
Interest cost	14,030	12,710	28,050	25,539	552	552	1,140	1,411
Expected return on plan assets	(18,893)	(16,097)	(37,020)	(32,388)	—	—	—	—
Amortization of net actuarial loss/(gain)	4,367	4,683	8,511	9,157	(30)	250	(59)	440
Amortization of prior service credit	(582)	(386)	(1,153)	(776)	(874)	(874)	(1,748)	(1,748)
Amortization of transition obligation	4	14	9	28	—	—	—	—

Net periodic benefit (credit)/cost	$(871)	$1,216	$(1,102)	$2,152	$(351)	$(62)	$(654)	$131

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

We maintain liabilities for environmental matters for properties owned and for properties covered under the indemnification obligations described above for businesses and/or assets that we previously owned and sold to third parties. As of June 30, 2014 and December 31, 2013, the carrying amounts of our environmental liabilities were $6,500 and $6,800, respectively.

We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Six Months Ended June 30,
	2014	2013
Warranty Liability:
Balance at beginning of year	$73,500	$90,100
Accruals	11,800	11,700
Settlements	(2,100)	(8,000)
Adjustments to provisions*	(10,500)	(9,700)
Foreign currency translation	700	(1,500)

Balance at end of period	$73,400	$82,600

*	Adjustments to the provisions represent reversals of warranty provisions that are no longer required.

We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $977,800 and $960,500 as of June 30, 2014 and December 31, 2013, respectively, primarily for guarantees of our performance on projects currently in execution or under warranty. These amounts include the standby letters of credit issued under our senior unsecured credit agreement discussed in Note 5 and under other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.

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

	Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2014	2013	Location	2014	2013
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$—	$—	Other long-term liabilities	$8,369	$7,866
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	3,347	7,157	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	1,622	2,018
Foreign currency forward contracts	Other accounts receivable	17	204	Accounts payable	1,287	387

Total derivatives		$3,364	$7,361		$11,278	$10,271

Foreign Currency Exchange Rate Risk

We operate on a worldwide basis with operations that subject us to foreign currency exchange rate risk mainly relative to the British pound, Chinese yuan, Euro and U.S. dollar as of June 30, 2014. Under our risk management policies, we do not hedge translation risk exposure. All activities of our affiliates are recorded in their functional currency, which is typically the local currency in the country of domicile of the affiliate. In the ordinary course of business, our affiliates enter into transactions in currencies other than their respective functional currencies. We seek to minimize the resulting foreign currency transaction risk by contracting for the procurement of goods and services in the same currency as the sales value of the related long-term contract. We further mitigate the risk through the use of foreign currency forward contracts to hedge the exposed item, such as anticipated purchases or revenues, back to their functional currency.

The notional amount of our foreign currency forward contracts provides one measure of our transaction volume outstanding as of the balance sheet date. As of June 30, 2014, we had a total gross notional amount, measured in U.S. dollar equivalent, of approximately $556,600 related to foreign currency forward contracts. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contract maturity dates range from the remainder of 2014 through 2016.

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

The gain or loss from the remaining uncompleted portion of our projects and other non-project related transactions were as follows:

	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Recognized	Quarter Ended June 30,		Six Months Ended June 30,
Hedging Instruments	in Income on Derivatives	2014	2013	2014	2013
Foreign currency forward contracts	Cost of operating revenues	$728	$3,404	$(100)	$(3,916)
Foreign currency forward contracts	Other deductions, net	(1,270)	(247)	(1,154)	(1,523)

Total		$(542)	$3,157	$(1,254)	$(5,439)

The mark-to-market adjustments on foreign currency forward exchange contracts for these unrealized gains or losses are primarily recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.

During the six months ended June 30, 2014 and 2013, we included net cash inflows/(outflows) on the settlement of derivatives of $376 and $2,558, respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities on the consolidated statement of cash flows.

Interest Rate Risk

We use interest rate swap contracts to manage interest rate risk associated with a portion of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps for our consolidated entities was $53,300 as of June 30, 2014.

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

The impact from interest rate swap contracts in cash flow hedging relationships for our consolidated entities was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Unrealized (loss)/gain recognized in other comprehensive income	$(288)	$1,259	$(1,744)	$811
Loss reclassified from accumulated other comprehensive loss to interest expense	592	630	1,177	1,255

The above balances for our consolidated entities and our proportionate share of the impact from interest rate swap contracts in cash flow hedging relationships held by our equity method investees are included on our consolidated statement of comprehensive income net of tax. See Note 10 for the related tax effect on cash flow hedges that are recognized in other comprehensive income.

9. Share-Based Compensation

Our share-based compensation plan includes both stock options and restricted awards. The following table summarizes our share-based compensation expense and related income tax benefit:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Share-based compensation	$4,947	$4,891	$9,564	$9,481
Related income tax benefit	349	261	649	446

As of June 30, 2014, we had total unrecognized compensation cost related to restricted share units, or RSUs, performance-based restricted share units, or performance RSUs, and stock options of $18,508, $12,650 and $1,417, respectively. Those amounts are expected to be recognized as expense over a weighted-average period of approximately two years.

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

We did not grant any stock options during the six months ended June 30, 2014 or 2013.

Our share-based compensation plan includes a “change in control” provision, which provides for possible cash redemption of equity awards issued thereunder in certain limited circumstances. In accordance with Securities and Exchange Commission Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” we present the redemption amount of these equity awards as temporary equity on the consolidated balance sheet as the equity award is amortized during the vesting period. The redemption amount represents the intrinsic value of the equity award on the grant date. In accordance with current accounting guidance regarding the classification and measurement of redeemable securities, we do not adjust the redemption amount each reporting period unless and until it becomes probable that the equity awards will become redeemable (upon a change in control event). Upon vesting of the equity awards, we reclassify the intrinsic value of the equity awards, as determined on the grant date, to permanent equity.

Reconciliations of temporary equity for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014	2013
Balance at beginning of year	$15,664	$8,594
Compensation cost during the period for those equity awards with intrinsic value on the grant date	8,220	7,342
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(9,209)	(5,273)

Balance at end of period	$14,675	$10,663

Our articles of association provide for conditional capital for the issuance of shares under our share-based compensation plan and other convertible or exercisable securities we may issue in the future. Conditional capital decreases upon issuance of shares in connection with the exercise of outstanding stock options or vesting of restricted awards, with an offsetting increase to our issued and authorized share capital. As of June 30, 2014, our remaining available conditional capital was 57,154,965 shares.

10. Accumulated Other Comprehensive Loss

Below are the adjustments included in other comprehensive loss related to foreign currency translation, cash flow hedges and pension and other postretirement benefits and their related tax provision/(benefit) and balances attributable to noncontrolling interests and Foster Wheeler AG:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Foreign currency translation	$3,554	$(5,301)	$266	$(19,714)
Tax impact	16	—	9	—

Foreign currency translation, net of tax	3,570	(5,301)	275	(19,714)
Less: Attributable to noncontrolling interests	26	(365)	(544)	(1,154)

Attributable to Foster Wheeler AG	$3,544	$(4,936)	$819	$(18,560)

Cash flow hedges*	$704	$3,275	$(644)	$3,592
Tax impact	(225)	(1,085)	248	(1,165)

Attributable to Foster Wheeler AG	$479	$2,190	$(396)	$2,427

Pension and other postretirement benefits	$2,885	$3,687	$1,580	$7,101
Tax impact	(349)	(462)	(193)	(817)

Pension and other postretirement benefits, net of tax	$2,536	$3,225	$1,387	$6,284
Less: Attributable to noncontrolling interests	4	2	8	4

Attributable to Foster Wheeler AG	$2,532	$3,223	$1,379	$6,280

Other comprehensive income/(loss) attributable to Foster Wheeler AG	$6,555	$477	$1,802	$(9,853)

*	Cash flow hedges include the impact of our proportionate share from unconsolidated affiliates accounted for under the equity method of accounting.

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

Below is a rollforward of accumulated other comprehensive loss adjusted for other comprehensive income/(loss) items attributable to Foster Wheeler AG (all amounts net of tax):

	Accumulated Other Comprehensive Loss
	Accumulated Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(86,729)	$(12,412)	$(468,462)	$(567,603)
Other comprehensive (loss)/income	(18,560)	2,427	6,280	(9,853)

Balance at June 30, 2013	$(105,289)	$(9,985)	$(462,182)	$(577,456)

Balance at December 31, 2013	$(92,017)	$(8,845)	$(408,455)	$(509,317)
Other comprehensive income/(loss)	819	(396)	1,379	1,802

Balance at June 30, 2014	$(91,198)	$(9,241)	$(407,076)	$(507,515)

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

Effective Tax Rate for 2014

Our effective tax rate for the first six months of 2014 was lower than the U.S. statutory rate of 35% primarily because of the net impact of the following:

•	Income earned in non-U.S. jurisdictions contributed to an approximate ten-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items;

•	Discrete items during the second quarter of 2014, primarily relating to the net reversal of previously accrued liabilities for uncertain tax positions, which were released as a result of tax examination settlements and reassessments of future liabilities in non-U.S. jurisdictions, provided a nine-percentage point reduction to the effective tax rate for the first six months of 2014; and

•	A net reduction in our effective tax rate of approximately two-percentage points as a result of reduction in the valuation allowance, to the extent of pre-tax earnings generated by our U.S. operating units, which are subject to a valuation allowance, partially offset by the unfavorable impact on our effective tax rate for operating units subject to a valuation allowance generating pre-tax losses.

Effective Tax Rate for 2013

Our effective tax rate for the first six months of 2013 was lower than the U.S. statutory rate of 35% primarily because of the net impact of the following:

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

A number of tax years are under audit by the relevant tax authorities in certain U.S. and non-U.S. jurisdictions. We anticipate that several of these audits may be concluded in the foreseeable future, including during the remainder of 2014. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. During the quarter and six months ended June 30, 2014, we settled audits with non-U.S. tax authorities which resulted in the release of previously recorded liabilities for unrecognized tax benefits. These releases resulted in reductions to our tax provision, interest expense and penalties on our consolidated statement of operations of $10,800, $3,400, and $8,100, respectively. Other than these releases for audit settlements, it is not possible to estimate the magnitude of any such reduction at this time. We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations.

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

Operating Revenues from Continuing Operations

We conduct our business on a global basis. Operating revenues for our continuing operations by industry, business segment and geographic region, based upon where our projects are being executed, were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Revenues (Third-Party) by Industry:
Power generation	$213,640	$186,991	$396,495	$369,455
Oil refining	255,568	359,894	458,602	683,632
Pharmaceutical	22,190	40,552	42,689	78,398
Oil and gas	118,675	86,223	222,449	171,481
Chemical/petrochemical	166,902	134,368	319,246	236,547
Power plant design, operation and maintenance	55,691	38,882	110,330	83,509
Environmental	2,250	1,621	3,920	2,845
Other, net of eliminations	16,851	14,876	31,735	27,684

Total	$851,767	$863,407	$1,585,466	$1,653,551

Operating Revenues (Third-Party) by Business Segment:
Global E&C Group	$645,473	$662,719	$1,198,734	$1,250,693
Global Power Group	206,294	200,688	386,732	402,858

Total	$851,767	$863,407	$1,585,466	$1,653,551

Operating Revenues (Third-Party) by Geographic Region:
Africa	$14,315	$20,735	$27,484	$39,647
Asia Pacific	224,730	211,262	446,557	404,275
Europe	201,336	215,647	345,782	403,836
Middle East	148,461	79,879	262,858	144,802
North America	185,900	282,419	371,860	524,013
South America	77,025	53,465	130,925	136,978

Total	$851,767	$863,407	$1,585,466	$1,653,551

EBITDA

EBITDA is the primary measure of operating performance used by our chief operating decision maker. We define EBITDA as net income attributable to Foster Wheeler AG before interest expense, income taxes and depreciation and amortization.

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
EBITDA:
Global E&C Group	$56,409	$62,133	$96,463	$97,321
Global Power Group	64,094	45,584	92,820	70,271
C&F Group(1)	(15,577)	(8,712)	(39,595)	(28,509)
Discontinued operations	—	2,383	—	2,424

Total EBITDA	104,926	101,388	149,688	141,507
Less: Discontinued operations	—	2,383	—	2,424

EBITDA from continuing operations	104,926	99,005	149,688	139,083

Add: Net income/(loss) attributable to noncontrolling interests	980	1,011	(1,147)	4,290
Less: Interest expense(2)	(1,846)	3,916	1,816	6,588
Less: Depreciation and amortization	14,823	13,454	29,138	28,796

Income from continuing operations before income taxes	92,929	82,646	117,587	107,989
Less: Provision for income taxes	6,355	13,319	16,073	18,479

Income from continuing operations	86,574	69,327	101,514	89,510
Income/(loss) from discontinued operations(3)	—	2,383	—	(1,495)

Net income	86,574	71,710	101,514	88,015
Less: Net income/(loss) attributable to noncontrolling interests	980	1,011	(1,147)	4,290

Net income attributable to Foster Wheeler AG	$85,594	$70,699	$102,661	$83,725

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.
(2)	Interest expense during the quarter and six months ended June 30, 2014 included a credit of $3,400 related to the reversal of previously accrued interest expense on unrecognized tax benefits which were released as a result of settlements with non-U.S. tax authorities.
(3)	Loss from discontinued operations for the six months ended June 30, 2013 included an impairment charge of $3,919 recognized in connection with our Camden, New Jersey waste-to-energy facility. Please refer to Note 14 for further information.

EBITDA in the above table includes the following:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group	$6,100	$5,400	$7,900	$22,000
Global Power Group	4,200	11,100	18,100	19,500

Total	$10,300	$16,500	$26,000	$41,500

License settlement in our Global Power Group(2)	$32,500	$—	$32,500	$—
Litigation settlement in our E&C Group(3)	3,000	—	3,000	—
Reversal of previously accrued penalties on unrecognized tax benefits in our C&F Group(4)	8,100	—	8,100	—
Net asbestos-related provision/(gain) in our C&F Group(5)	$1,200	$(13,800)	$3,200	$(11,800)
Charges for severance-related postemployment benefits:
Global E&C Group	$1,100	$1,700	$2,000	$2,900
Global Power Group	—	700	100	1,100
C&F Group	—	—	—	400

Total	$1,100	$2,400	$2,100	$4,400

(1)	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.
(2)	During the quarter and six months ended June 30, 2014, our Global Power Group received a cash payment as a result of a favorable settlement in connection with the terms related to the expiration of a steam generator technology license, which was recognized in other income, net.
(3)	During the quarter and six months ended June 30, 2014, our Global E&C Group recognized a favorable impact to EBITDA of $3,000 related to a post judgment settlement of a lawsuit for less than the previously accrued amount, which was recognized in other deductions, net.
(4)	During the quarter and six months ended June 30, 2014, other deductions, net included a credit of $8,100 related to the reversal of previously accrued penalties on unrecognized tax benefits which were released as a result of settlements with non-U.S. tax authorities.
(5)	Please refer to Note 13 for further information regarding the revaluation of our asbestos liability and related asset.

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

We are expecting to complete the severance-related postemployment benefits activities in 2014 and the majority of facility-related cost reduction actions in 2015. No specific plans for significant other actions have been finalized at this time. The following table summarizes the liability balances and utilization by cost type related to the 2013 restructuring actions:

Net pre-tax restructuring costs	Severance	Facility exit, lease termination & other costs	Total
Balance as of December 31, 2013	$11,400	$2,100	$13,500
2014 charge	335	—	335
Utilization and foreign exchange	(3,621)	(161)	(3,782)
Adjustments to provisions*	(200)	—	(200)

Balance as of June 30, 2014	$7,914	$1,939	$9,853

*	Adjustments to the provisions represent reversals of the restructuring provisions that are no longer required.

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

Loss from discontinued operations included the following:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
EBITDA from discontinued operations	$—	$2,383	$—	$2,424
Less: Interest expense	—	—	—	—
Less: Depreciation and amortization*	—	—	—	3,919

Loss from discontinued operations before income taxes*	—	2,383	—	(1,495)
Less: Provision for income taxes	—	—	—	—

Loss from discontinued operations*	$—	$2,383	$—	$(1,495)

*	During 2013, we recorded an impairment charge of $3,919 in connection with our Camden, New Jersey waste-to-energy facility which was recorded as depreciation expense within income/(loss) from discontinued operations. Please refer to Note 14 for further information.

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

United States

A summary of our U.S. claim activity is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Number of Claims by period:
Open claims at beginning of period	124,280	125,480	125,240	125,310
New claims	880	1,250	1,870	2,460
Claims resolved	(780)	(1,920)	(2,730)	(2,960)

Open claims at end of period	124,380	124,810	124,380	124,810

We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through the second quarter of 2029. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

U.S. Asbestos	June 30, 2014	December 31, 2013
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$20,111	$20,256
Asbestos-related insurance recovery receivable	88,587	91,225

Total asbestos-related assets	$108,698	$111,481

Asbestos-related liabilities recorded within:
Accrued expenses	$41,800	$52,600
Asbestos-related liability	211,332	225,600

Total asbestos-related liabilities	$253,132	$278,200

Liability balance by claim category:
Open claims	$43,722	$46,800
Future unasserted claims	209,410	231,400

Total asbestos-related liabilities	$253,132	$278,200

We have worked with Analysis, Research & Planning Corporation, or ARPC, nationally recognized consultants in the U.S. with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at each year-end based on a forecast for the next 15 years. Each year we have recorded our estimated asbestos liability at a level consistent with ARPC’s reasonable best estimate. Our estimated asbestos liability decreased during the first six months of 2014 as a result of indemnity and defense cost payments totaling approximately $29,100, partially offset by the impact of an increase in the liability related to our rolling 15-year asbestos-related liability estimate of approximately $4,000. The total asbestos-related liabilities are comprised of our estimates for our liability relating to open (outstanding) claims being valued and our liability for future unasserted claims through the second quarter of 2029.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type – mesothelioma, lung cancer and non-malignancies – and the breakdown of known and future claims into disease type – mesothelioma, lung cancer and non-malignancies, as well as other factors. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through the second quarter of 2029, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after the second quarter of 2029, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after the second quarter of 2029.

Through June 30, 2014, total cumulative indemnity costs paid, prior to insurance recoveries, were approximately $845,100 and total cumulative defense costs paid were approximately $419,600, or approximately 33% of total defense and indemnity costs. The overall historic average combined indemnity and defense cost per resolved claim through June 30, 2014 has been approximately $3.3. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.

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

Asbestos-related assets under executed settlement agreements with insurers due in the next 12 months are recorded within accounts and notes receivable-other and amounts due beyond 12 months are recorded within asbestos-related insurance recovery receivable. Asbestos-related insurance recovery receivable also includes our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through the second quarter of 2029. Our asbestos-related assets have not been discounted for the time value of money.

Our insurance recoveries may be limited by future insolvencies among our insurers. We have not assumed recovery in the estimate of our asbestos-related insurance asset from any of our currently insolvent insurers. We have considered the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. As of June 30, 2014 and December 31, 2013, we have not recorded an allowance for uncollectible balances against our asbestos-related insurance assets. We write off receivables from insurers that have become insolvent; there were no such write-offs during the six months ended June 30, 2014 or 2013. Insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. If we fail to realize the expected insurance recoveries, or experience delays in receiving material amounts from our insurers, our business, financial condition, results of operations and cash flows could be materially adversely affected.

The following table summarizes our approximate U.S. asbestos-related net cash impact for indemnity and defense cost payments and collection of insurance proceeds:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Provision for revaluation	$1,992	$2,000	$4,000	$4,000
Gain on the settlement of coverage litigation	(783)	(15,750)	(783)	(15,750)

Net asbestos-related provision/(gain)	$1,209	$(13,750)	$3,217	$(11,750)

The provision for revaluation in each period was the result of the accrual of our rolling 15-year asbestos liability estimate.

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Asbestos litigation, defense and case resolution payments	$14,300	$11,800	$29,100	$26,400
Insurance proceeds	(3,600)	(19,400)	(3,600)	(28,300)

Net asbestos-related payments/(proceeds)	$10,700	$(7,600)	$25,500	$(1,900)

We expect to have net cash outflows of $31,500 during the full year 2014 as a result of asbestos liability indemnity and defense payments in excess of insurance proceeds. This estimate assumes no settlements with insurance companies and no elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.

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

United Kingdom

Some of our subsidiaries in the U.K. have also received claims alleging personal injury arising from exposure to asbestos. To date, 1,067 claims have been brought against our U.K. subsidiaries, of which 279 remained open as of June 30, 2014. None of the settled claims have resulted in material costs to us.

The following table summarizes our asbestos-related liabilities and assets for our U.K. subsidiaries based on open (outstanding) claims and our estimate for future unasserted claims through the second quarter of 2029:

U.K. Asbestos	June 30, 2014	December 31, 2013
Asbestos-related assets:
Accounts and notes receivable-other	$1,529	$1,483
Asbestos-related insurance recovery receivable	28,204	29,264

Total asbestos-related assets	$29,733	$30,747

Asbestos-related liabilities:
Accrued expenses	$1,529	$1,483
Asbestos-related liability	30,591	31,580

Total asbestos-related liabilities	$32,120	$33,063

Liability balance by claim category:
Open claims	$6,780	$8,487
Future unasserted claims	25,340	24,576

Total asbestos-related liabilities	$32,120	$33,063

The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury. If this ruling is reversed by legislation, the total asbestos liability recorded in the U.K. would increase to approximately $52,100, with a corresponding increase in the asbestos-related asset.

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

Power Plant Arbitration – United States

In June 2011, a demand for arbitration was filed with the American Arbitration Association by our client’s erection contractor against our client and us in connection with a power plant project in the U.S. At that time, no details of the erection contractor’s claims were included with the demand. The arbitration panel was formed on September 26, 2012 and a statement of claim from the erection contractor was delivered to the panel on October 24, 2012. The erection contractor is seeking unpaid contract amounts from our client and additional compensation from our client and us for alleged delays, disruptions, inefficiencies, and extra work in connection with the erection of the plant. We supplied the steam generation equipment for the project under contract with our client, the power plant owner. The turbine contractor, who supplied the turbine, electricity generator and other plant equipment under a separate contract with the power plant owner, has also been included as a party in the arbitration. The erection contractor’s statement of claim sought approximately $240,000 in damages, exclusive of interest, from our client. Of this amount, the statement of claim asserted that approximately $150,000 was related to the steam generation equipment, and alleged failures on our part in connection with our performance under our steam generation equipment supply contract; those damages were claimed jointly against us and our client. The claims against us by the erection contractor alleged negligence and, in its purported capacity as a third party beneficiary and assignee of our steam generation equipment supply contract, breach of contract.

Responsive pleadings to the erection contractor’s pleading were filed by the other parties, including us, on November 28, 2012. Our pleading denied the erection contractor’s claims against us and asserted cross claims against our client seeking over $14,800 in damages related to delays, out of scope work, and improperly assessed delay liquidated damages. In its pleading, the turbine contractor asserted claims against our client for unpaid contract amounts and additional compensation for extra work and delays. In its capacity as a purported co-assignee of the steam generation equipment supply contract, the turbine contractor joined in the erection contractor’s claims against us for delay-related damages and asserted cross claims against us seeking over $5,000 in non-delay related damages. In its pleading, our client asserted counter and cross claims for breach of contract and gross negligence against the erection contractor and the turbine contractor. Our client also asserted cross claims against us for any damages our client has incurred, and for indemnification of any damages our client may be required to pay to the erection and turbine contractors, arising out of alleged failures of performance on our part under our steam generation supply contract. We denied our client’s and the turbine contractor’s cross claims against us.

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

On November 1, 2013, our client filed a motion seeking the bankruptcy court’s approval of proposed debtor-in-possession financing. On November 13, 2013, our client filed its plan of reorganization. On November 15, 2013, our client signed a stipulation to modify and lift the automatic stay of the arbitration proceedings by the bankruptcy filing to permit the arbitration to proceed as to all issues other than issues related to our letters of credit, which stipulation was approved by the bankruptcy court. The court-approved stipulation also provided for the withdrawal of our client’s motion to draw on our letters of credit.

Following the lifting of the bankruptcy stay, a scheduling conference was held by the arbitration panel in December 2013 and the panel extended the various procedural deadlines in the case. The final hearing is now set for the first and second quarters of 2015.

The debtor-in-possession financing facility was approved by the bankruptcy court on November 21, 2013. The plan of reorganization contemplated, and any funding from the debtor-in-possession financing was conditioned upon, the achievement of various milestones by specified dates. One of the milestones was the reduction to zero by the bankruptcy court of the value of our mechanics lien and the mechanics liens of the turbine and erection contractors through a “claims estimation” proceeding. Our client moved to compel claims estimation on December 11, 2013. We and the turbine and erection contractors opposed the motion on various grounds. The motion was set to be heard on February 7, 2014 but adjourned at the request of our client to February 12, 2014.

On February 10, 2014, we agreed to a partial settlement of the outstanding claims under our supply contract with our client. Under the agreement, we will perform certain new work on the steam generation equipment in exchange for (i) a release from our client of liability for alleged defects in the steam generation equipment, (ii) restriction of our client’s right to draw on our letters of credit to disputes involving the new work, and (iii) a court-approved assignment of our client’s right to seek indemnification for the cost of the new work from the erection and turbine contractors. Also, under the agreement we will release our client from liability for our $14,800 in project claims related to delays, out of scope work, and improperly assessed delay liquidated damages in exchange for a court-approved assignment of our client’s right to seek indemnification for these claims from the turbine and erection contractors. The settlement agreement was subject to bankruptcy court approval, which approval was granted on March 7, 2014. The erection contractor has appealed the approval order, but has not applied to stay its enforcement during the pendency of the appeal. Accordingly, we are proceeding with the new work. Our client’s claims estimation motion, which was adjourned pending approval by the agreement of the bankruptcy court, has now been withdrawn as against us.

On May 12, 2014, the parties exchanged further submissions in support of their respective affirmative claims in the arbitration. The erection contractor contends in its submission that it incurred substantial delays and cost overruns due to performance failures on the part of our client and us. The erection contractor is seeking an equitable extension of the project schedule, plus $222,000 in damages, plus attorneys’ and expert fees and the cost of the arbitration. Of this amount, $63,000 is for claims solely against our client. The remaining $159,000 purportedly relates to our alleged failures and is being claimed jointly against our client and us. The turbine contractor’s submission largely reiterates the erection contractor’s allegations related to our and our client’s performance failures. The turbine contractor’s claims against our client total approximately $88,000. The turbine contractor also seeks a declaration that it did not cause any delay to the critical path of the construction and commissioning schedule and that it is not liable for any delay liquidated damages to our client. The turbine contractor’s claims against us total approximately $5,300. Our client’s submission asserts claims for delay liquidated damages as well as defective equipment damages against the turbine contractor and the erection contractor, jointly and severally, totaling in excess of $400,000. Of this amount, $318,000 relates to delay liquidated damages, which includes $242,000 in liquidated damages accruing since our client’s grant of Substantial Completion on December 15, 2011, because the turbine and erection contractors did not complete certain outstanding requirements and because the turbine contractor allegedly concealed unresolved deficiencies in the equipment it supplied. Our submission seeks $37,000 in damages from the turbine and erection contractors. Of this amount, $14,400 relates to our existing project claims and $22,600 relates to our claims for the rehabilitation work that we are performing for our client under the settlement agreement.

On May 28, 2014, our client filed an Amended Plan of Reorganization and Plan Confirmation Schedule. Pursuant to the Amended Plan, our client’s claims estimation motion against the turbine and erection contractors mechanics lien claims has been put on hold and our client has commenced an adversary proceeding in the bankruptcy court against their title company, seeking to declare that the title company is liable under its $825,000 policy in the event that the turbine and erection contractors’ mechanics liens are determined to have priority over the liens securing our client’s credit facility. That proceeding is set to be tried on November 17, 2014. On July 8, 2014, our client adjourned the Plan Confirmation hearing to a date to be determined, pending the outcome of the adversary proceeding against the title company.

We intend to vigorously defend the claims against us in the arbitration and pursue in the arbitration our claims against the turbine and erection contractors for the $14,800 in project claims and for the $22,600 cost of the new work.

Our letters of credit remain in place and we will vigorously oppose any attempt to draw down on them.

We cannot predict the ultimate outcome of this matter at this time.

Refinery and Petrochemicals Project Arbitration – India

In November 2012, we commenced arbitration in India against our client seeking collection of unpaid receivables in excess of £52,000 (approximately $88,600 based on the exchange rate in effect as of June 30, 2014), arising from services performed on a reimbursable basis for our client in connection with our client’s grass roots refinery and petrochemicals project in northeastern India. Our client rejected the claims and notified us of various potential counterclaims that it may be asserting in the arbitration, purportedly totaling in excess of £55,000 (approximately $93,700 based on the exchange rate in effect as of June 30, 2014). In June 2013, we submitted our detailed statement of claim, and in July 2013 our client submitted its detailed statement of defense and counterclaim. The amount of the counterclaim was increased to approximately £620,000 (approximately $1,056,800 based on the exchange rate in effect as of June 30, 2014) in damages, including among other claims a claim for lost profits due to delay in the execution of the project. The counterclaim concerns a number of alleged issues arising in connection with our execution of the engineering, procurement, and construction management scope of our contract, from the period from contract award until the subsequent transfer by our client of our remaining engineering, procurement and construction management scope to certain lump sum turnkey contractors hired directly by our client. Our client further contends that we are liable for delays to the project and has withheld payment on account of delay liquidated damages and, out of the total claim of £620,000 (approximately $1,056,800 based on the exchange rate in effect as of June 30, 2014) cited above, is seeking damages for lost profits in the amount of £555,000 (approximately $946,000 based on the exchange rate in effect as of June 30, 2014). We strongly dispute these contentions. Any liability for delay damages is capped under the contract at a specified percentage of our contract value, currently equivalent to approximately £11,500 (approximately $19,600 based on the exchange rate in effect as of June 30, 2014), an amount already retained by our client. The contract also excludes liability for consequential damages, including lost profits, and contains an overall cap on liability for claims in the aggregate of up to a specified percentage of our contract value, currently equivalent to approximately £28,800 (approximately $49,100 based on the exchange rate in effect as of June 30, 2014). The unpaid amount for which we are seeking reimbursement in the arbitration may increase should our client continue to withhold amounts from our invoices, as the project is still in execution. The arbitration panel has been formed. Our client moved to dismiss the arbitration as premature under the terms of the contract, and we opposed that motion. The motion was denied by the panel. Also, pursuant to our request, the panel scheduled a hearing early in the first quarter of 2014 for our claims for unpaid receivables, along with our client’s counterclaim for a deductive change order in the amount of approximately £21,600 (approximately $36,800 based on the exchange rate in effect as of June 30, 2014). An initial session of that hearing took place in January 2014 and on March 25, 2014 the panel issued a declaratory award in our favor on the contractual interpretation pertaining to two of our claims for unpaid receivables. The remaining unpaid receivable claims and our client’s counterclaim for a deductive change order were heard by the panel at sessions in May, June and July 2014, and an award on these claims is pending. On June 30, 2014, our client filed a petition in Delhi High Court challenging both the jurisdiction of the panel and the legality, propriety and validity of the March 25, 2014 declaratory award. Along with the petition, our client also filed an application seeking to stay the ongoing arbitration proceedings pending the outcome of the challenge. The stay application is set to be heard on August 21, 2014. In the interim, the arbitration proceedings continue and the hearing on the remaining claims and counterclaims, including our client’s counterclaim for lost profits, is scheduled for the first quarter of 2015. We cannot predict the ultimate outcome of this matter at this time.

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

FWEC is also incurring further costs in connection with a Remedial Investigation / Feasibility Study (“RI/FS”) that in March 2009 it agreed to conduct. During the fourth quarter of 2012, FWEC received a USEPA demand under the foregoing agreement for payment of $1,040 of response costs USEPA claims it incurred from the commencement of the RI/FS in April 2009 through February 2012. FWEC questioned the amount of the invoice and based upon discussions with the USEPA, a revised invoice was received on June 17, 2013 for the reduced amount of $1,004. During the third quarter of 2013, FWEC received a USEPA invoice under the foregoing agreement for payment of $258 of response costs USEPA claims it incurred from March 2012 to February 2013. During the second quarter of 2014, FWEC received a USEPA invoice under the foregoing agreement for payment of $99 of response costs USEPA claims it incurred from March 2013 to February 2014. In April 2009, USEPA proposed for listing on the National Priorities List (“NPL”) an area consisting of FWEC’s former manufacturing facility and the affected residences, but it also stated that the proposed listing may not be finalized if FWEC complies with its agreement to conduct the RI/FS. FWEC submitted comments opposing the proposed listing.

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

Shareholder Class Action Lawsuits

Four putative class action lawsuits have been filed on behalf of Foster Wheeler AG shareholders against Foster Wheeler AG, or the Company, and the Board of Directors of Foster Wheeler AG, or the Board, seeking to enjoin the proposed acquisition of the Company by AMEC from proceeding. The first of such lawsuits was filed on March 4, 2014. Two of the lawsuits are pending in Texas state court and the other two lawsuits are pending in the United States District Court for the District of New Jersey. AMEC is named as a co-defendant in the two Texas state court lawsuits. The complaints contain similar, standardized allegations. Plaintiffs allege that the directors breached fiduciary duties owed to plaintiff and the Company’s other shareholders in pursuing the plan to sell the Company, and that the Company aided and abetted the defendant directors in committing such breach. In particular, plaintiffs allege that AMEC’s per share exchange offer to acquire all of the Company’s shares does not adequately compensate the Company’s shareholders for their investment and significantly undervalues the Company’s prospects as a standalone entity, that the consideration fails to take into account the value expected to be realized by AMEC as a result of the proposed acquisition, that the Board permitted Company management to lead the negotiations with AMEC when management was improperly incentivized to pursue the proposed acquisition, and that the Implementation Agreement improperly contains a number of deal protection devices designed to preclude any competing bids from emerging during the period following the announcement of the proposed acquisition in the Company’s Form 8-K filing. A stipulation has been entered into in the Texas state court actions consolidating the cases and permitting plaintiffs to serve a consolidated complaint following the issuance of the Company’s Schedule 14D-9 Recommendation Statement with the U.S. Securities and Exchange Commission regarding the Implementation Agreement. A similar stipulation has been entered into in the two actions pending before the U.S. District Court for the District of New Jersey. No class has been constituted yet. The Company believes that the allegations are without merit and intends to vigorously oppose the lawsuits on behalf of itself and on behalf of its Board.

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

Operating revenues related to our discontinued operations, which were exclusively in the U.S., were $6,918 and $13,062 during the quarter and six months ended June 30, 2013.

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

The above acquisitions have been included in our consolidated financial results as of their respective acquisition dates and all of the acquisitions are included in our results of operation for the three and six months ended June 30, 2014. Throughout this Item 2, where period-to-period financial results have been impacted by these acquisitions, we have referred to these acquisitions as “businesses acquired subsequent to the six months ended June 30, 2013.”

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

We are also exploring acquisitions within the power generation industry to complement the products which our Global Power Group offers. During April 2014, we acquired certain assets of the Siemens Environmental Systems and Services business from Siemens Energy, Inc. This business supplies and services clean air technologies for use in power plants and industrial facilities. The results of operations of this business are included within our Global Power Group business segment.

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

On February 26, 2014, our Board of Directors approved a proposal to our shareholders for a one-time dividend of $0.40 per share, which was approved by our shareholders and paid in May 2014. Please refer to Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our dividend.

Summary Financial Results for the Quarter and Six Months Ended June 30, 2014

Continuing Operations

Our summary financial results for the quarters and six months ended June 30, 2014 and 2013 from continuing operations are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated Statement of Operations:
Operating revenues(1)	$851,767	$863,407	$1,585,466	$1,653,551
Contract profit(1)	135,045	153,607	250,580	273,053
Selling, general and administrative expenses(1)	83,147	89,801	165,194	180,133
Income from continuing operations attributable to Foster Wheeler AG	$85,594	$68,316	$102,661	$85,220
Earnings per share:
Basic	$0.86	$0.68	$1.03	$0.83
Diluted	$0.85	$0.68	$1.02	$0.83
Net cash (used in)/provided by operating activities(2)			$(31,087)	$66,497

(1)	Please refer to the section entitled “—Results of Operations-Continuing Operations” within this Item 2 for further discussion.
(2)	Please refer to the section entitled “—Liquidity and Capital Resources” within this Item 2 for further discussion.

Cash and cash equivalents totaled $518,537 and $556,190 as of June 30, 2014 and December 31, 2013, respectively.

EBITDA, as discussed and defined within the section entitled “—Results of Operations–Continuing Operations-EBITDA” within this Item 2, is used to measure the operating performance of our operating groups and is referred to below in our discussion of income from continuing operations attributable to Foster Wheeler AG.

Income from continuing operations attributable to Foster Wheeler AG increased in the second quarter of 2014, compared to the same period of 2013. This increase was primarily driven by the pre-tax net increase in EBITDA of $12,800 from our operating groups and a credit relating to the reversal of interest and penalties on unrecognized tax benefits totalling approximately $11,500 recognized in the second quarter of 2014 as described below. Our Global Power Group experienced an increase in EBITDA of $18,500 during the second quarter of 2014, compared to the same period of 2013, whereas our Global E&C Group experienced a decrease in EBITDA of $5,700 when comparing the same two periods. The above items were partially offset by the unfavorable pre-tax impact related to the inclusion of an asbestos-related insurance recovery gain of $15,800 recognized in the second quarter of 2013 and the unfavorable impact related to third-party transaction fees during the second quarter of 2014 in connection with the Offer by AMEC of $3,900. During the second quarter of 2014, we settled audits with non-U.S. tax authorities which resulted in the release of previously recorded liabilities for unrecognized tax benefits of approximately $11,500, which included the reversal of interest expense of $3,400 and the reversal of penalties within our C&F Group of $8,100. Please refer to the section entitled “—Results of Operations–Continuing Operations-EBITDA” within this Item 2 for the EBITDA balances and the impact of the reversal of penalties by business segment and please refer to Note 1 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information related to the Offer by AMEC. Additionally, our results in the second quarter of 2014 were favorably impacted by a lower effective tax rate of 6.8%, compared to an effective tax rate of 16.1% during the same period in 2013.

Income from continuing operations attributable to Foster Wheeler AG increased in the first six months of 2014, compared to the same period of 2013. This increase was primarily driven by the net increase in EBITDA of $21,600 from our operating groups and a credit relating to the reversal of interest and penalties on unrecognized tax benefits totalling approximately $11,500 recognized in the first six months of 2014, as described below. Our Global Power Group experienced an increase in EBITDA of $22,500 during the first six months of 2014, compared to the same period of 2013, whereas our Global E&C Group experienced a decrease in EBITDA of $900 when comparing the same two periods. The above items were partially offset by the unfavorable pre-tax impact related to the inclusion of an asbestos-related insurance recovery gain of $15,800 recognized in the first six months of 2013 and the unfavorable impact related to third-party transaction fees during the first six months of 2014 in connection with the Offer by AMEC of $7,700. During the first six months of 2014, we settled audits with non-U.S. tax authorities which resulted in the release of previously recorded liabilities for unrecognized tax benefits of approximately $11,500, which included the reversal of interest expense of $3,400 and the reversal of penalties within our C&F Group of $8,100. Please refer to the section entitled “—Results of Operations–Continuing Operations-EBITDA” within this Item 2 for the EBITDA balances and the impact of the reversal of penalties by business segment and please refer to Note 1 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information related to the Offer by AMEC. Additionally, our results in the first six months of 2014 were favorably impacted by a lower effective tax rate during the first six months of 2014 of 13.7%, compared to an effective tax rate of 17.1% during the same period in 2013.

Please refer to the section entitled “—Results of Operations-Continuing Operations-Business Segments,” within this Item 2, for further discussion related to EBITDA results for both of our operating groups.

Discontinued Operations

Loss from discontinued operations attributable to Foster Wheeler AG during the first six months of 2013 included the impact of an impairment charge of $3,900 related to our waste-to-energy facility in Camden, New Jersey. This business was sold in the third quarter of 2013. Please refer to Note 14 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our discontinued operations.

New Orders and Backlog of Unfilled Orders

The tables below summarize our new orders and backlog of unfilled orders by period and include balances for discontinued operations for the quarter ended June 30, 2013, which were insignificant based on our consolidated and business group balances:

	Quarter Ended
	June 30, 2014	March 31, 2014	June 30, 2013
New orders, measured in terms of future revenues:
Global E&C Group*	$1,106,600	$560,700	$661,000
Global Power Group	91,900	482,000	90,300

Total*	$1,198,500	$1,042,700	$751,300

*	Amounts for the Global E&C Group include flow-through revenues, as defined in the section entitled —“Results of Operations-Continuing Operations-Operating Revenues” within this Item 2, of $562,000, $75,000, and $124,000 for the quarters ended June 30, 2014, March 31, 2014 and June 30, 2013, respectively.

	As of
	June 30, 2014	March 31, 2014	December 31, 2013
Backlog of unfilled orders, measured in terms of future revenues	$4,547,700	$4,225,400	$4,004,600
Backlog, measured in terms of Foster Wheeler scope*	$3,737,100	$3,846,700	$3,578,400
Global E&C Group man-hours in backlog (in thousands)	21,400	21,200	21,400

*	As defined in the section entitled “—Backlog and New Orders” within this Item 2.

Please refer to the section entitled “— New Orders and Backlog” within this Item 2 for further detail.

Challenges and Drivers

Our primary operating focus continues to be booking quality new business and effectively and efficiently executing our contracts. The global markets in which we operate are largely dependent on overall economic conditions and global or regional economic growth rates and the resultant demand for oil and gas, electric power, petrochemicals, refined products and minerals and metals. While both of our business groups have been impacted by unfavorable economic growth rates in most of their respective global markets in recent years, global economic activity has improved slightly since the latter portion of 2013 and we believe that it will continue to strengthen during 2014. However, there are a number of risks to the strengthening economic outlook: increasing risks related to slower growth than anticipated in the emerging market economies; risk of lower-than-expected inflation in advanced economies, particularly the Eurozone, where persistent low inflation could harm the fragile economic recovery by reducing consumer spending and impacting the ability of governments and businesses to repay debt; and increasing geopolitical risks. These increasing geopolitical risks include, in particular, the deteriorating security situation in Iraq and the risk of the conflict intensifying into civil war and spreading into the surrounding countries. In addition, the political and civil situation in Ukraine continues to have the potential to negatively impact project investment in the region, including Russia, and to disrupt our ability to transact business in the surrounding region. In Thailand, the continued political unrest which culminated in a military coup is impacting investor confidence in the country. In Venezuela, the economic crisis continues to worsen and is impacting timely payment by the national oil company to contractors for work executed under contract. If any of these risks materialize and/or intensify, the ability of both of our business groups to book work could be negatively impacted, which could have a material negative impact on our business.

In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and we believe that this long-term demand will continue to stimulate investment by our clients in new, expanded and upgraded facilities. Our clients plan their investments based on long-term time horizons. We believe that global demand for energy, chemicals, minerals and pharmaceuticals will continue to grow over the long-term and that clients will continue to invest in new and upgraded capacity to meet that demand. Global markets in the engineering and construction industry are experiencing intense competition among engineering and construction contractors and pricing pressure for contracts awarded. We are seeing clients exercise increasingly stringent capital discipline and we are also seeing increased competition for capital between the projects being developed by certain clients. Clients’ bidding and contract award processes continue to be protracted, in part due to increasing scrutiny of their planned capital spending, and some clients have been releasing, and we expect will continue to release, tranches of work on a piecemeal basis, or are deciding not to proceed with certain investments at this time. However, we are still seeing clients continuing to develop new projects and, after making final investment decisions, moving forward with planned projects. This includes a pipeline of projects in North America which continues to strengthen both in chemicals and natural gas liquefaction, or LNG, due to the availability of cheap gas supply from shale gas. The challenges and drivers for our Global E&C Group are discussed in more detail in the section entitled “—Results of Operations-Continuing Operations-Business Segments-Global E&C Group-Overview of Segment,” within this Item 2.

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

Operating Revenues

Our operating revenues by geographic region, based upon where our projects are being executed, for the quarters and six months ended June 30, 2014 and 2013, were as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Africa	$14,315	$20,735	$(6,420)	(31.0)%	$27,484	$39,647	$(12,163)	(30.7)%
Asia Pacific	224,730	211,262	13,468	6.4%	446,557	404,275	42,282	10.5%
Europe	201,336	215,647	(14,311)	(6.6)%	345,782	403,836	(58,054)	(14.4)%
Middle East	148,461	79,879	68,582	85.9%	262,858	144,802	118,056	81.5%
North America	185,900	282,419	(96,519)	(34.2)%	371,860	524,013	(152,153)	(29.0)%
South America	77,025	53,465	23,560	44.1%	130,925	136,978	(6,053)	(4.4)%

Total	$851,767	$863,407	$(11,640)	(1.3)%	$1,585,466	$1,653,551	$(68,085)	(4.1)%

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

Our operating revenues for each of our business groups for the quarters and six months ended June 30, 2014 and 2013 were as follows:

	June 30, 2014	June 30, 2013	$ Change	% Change
Quarter Ended:
Global E&C Group	$645,473	$662,719	$(17,246)	(2.6)%
Global Power Group	206,294	200,688	5,606	2.8%

Total	$851,767	$863,407	$(11,640)	(1.3)%

Six Months Ended:
Global E&C Group	$1,198,734	$1,250,693	$(51,959)	(4.2)%
Global Power Group	386,732	402,858	(16,126)	(4.0)%

Total	$1,585,466	$1,653,551	$(68,085)	(4.1)%

Our operating revenues decreased in the quarter ended June 30, 2014, compared to the same period in 2013, which included the impact of decreased flow-through revenues of $94,600, as described below. Excluding the impact of the change in flow-through revenues and currency impacts, our operating revenues during the quarter ended June 30, 2014 increased 12% compared to the same period in 2013. The increase in operating revenues, excluding flow-through revenues and currency impacts, in the quarter ended June 30, 2014 was the result of increased operating revenues in both our Global E&C Group and our Global Power Group.

Our operating revenues decreased in the six months ended June 30, 2014, compared to the same period in 2013, which included the impact of decreased flow-through revenues of $148,700, as described below. Excluding the impact of the change in flow-through revenues and currency impacts, our operating revenues during the six months ended June 30, 2014 increased 6%, compared to the same period in 2013. This increase was the result of increased operating revenues, excluding flow-through revenues, in our Global E&C Group, partially offset by decreased operating revenues in our Global Power Group.

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

Contract Profit

	June 30, 2014	June 30, 2013	$ Change	% Change
Quarter Ended	$135,045	$153,607	$(18,562)	(12.1)%
Six Months Ended	$250,580	$273,053	$(22,473)	(8.2)%

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

Contract profit decreased during the quarter and six months ended June 30, 2014, compared to the same periods in 2013. The decreases were the result of decreased contract profit in our Global E&C Group and our Global Power Group in both periods.

Please refer to the section entitled “—Business Segments,” within this Item 2, for further information related to contract profit and contract profit margins for both of our operating groups.

Selling, General and Administrative (SG&A) Expenses

	June 30, 2014	June 30, 2013	$ Change	% Change
Quarter Ended	$83,147	$89,801	$(6,654)	(7.4)%
Six Months Ended	$165,194	$180,133	$(14,939)	(8.3)%

SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.

SG&A expenses decreased in the second quarter of 2014, compared to the same period in 2013, primarily as a result of decreased sales pursuit costs of $4,900, decreased general and administrative expenses of $3,100 and the favorable impact of a decreased charge for severance-related postemployment benefits of $800 recognized in the second quarter of 2014, partially offset by increased SG&A expenses of $1,900 related to the settlement of an earnout provision in connection with a prior business combination.

SG&A expenses decreased in the first six months of 2014, compared to the same period in 2013, primarily as a result of decreased sales pursuit costs of $10,500, decreased general and administrative expenses of $4,700 and the favorable impact of a decreased charge for severance-related postemployment benefits of $2,200 recognized in the first six months of 2014, partially offset by increased SG&A expenses of $2,200 related to the settlement of an earnout provision in connection with a prior business combination.

Please refer to Note 2 to the consolidated financial statements in this quarterly report on Form 10-Q for further information related to the settlement of an earnout provision in connection with a prior business combination discussed above.

Other Income, net

	June 30, 2014	June 30, 2013	$ Change	% Change
Quarter Ended	$40,410	$18,014	$22,396	124.3%
Six Months Ended	$46,550	$22,765	$23,785	104.5%

Other income, net during the quarter and six months ended June 30, 2014 consisted primarily of income recognized by our Global Power Group related to a cash payment as a result of a favorable settlement in connection with the terms related to the expiration of a steam generator technology license of $32,500. Other income, net also included equity earnings during the quarter and six months ended June 30, 2014 of $5,600 and $9,900, respectively. Our equity earnings were primarily generated from our ownership interests in build, own and operate projects in Chile and Italy. During the quarter and six months ended June 30, 2014, our equity earnings from our Global Power Group’s project in Chile were $6,200 and $9,000, respectively, while our Global E&C Group’s projects in Italy recognized a net equity loss of $400 and equity earnings of $800, respectively.

Other income, net increased in the second quarter of 2014, compared to the same period in 2013. This increase was primarily driven by the favorable licensing settlement of $32,500 discussed above, partially offset by the decreased equity earnings from our Global Power Group’s project in Chile of $6,600 and decreased equity earnings from our Global E&C Group’s projects in Italy of $3,900.

Other income, net increased in the first six months of 2014, compared to the same period in 2013. This increase was primarily driven by the favorable licensing settlement of $32,500 discussed above, partially offset by the decreased equity earnings from our Global Power Group’s project in Chile of $8,100 and decreased equity earnings from our Global E&C Group’s projects in Italy of $2,600.

For further information related to our equity earnings, please refer to the sections within this Item 2 entitled “—Business Segments-Global Power Group” for our Global Power Group’s project in Chile and “—Business Segments-Global E&C Group” for our Global E&C Group’s projects in Italy, as well as Note 3 to the consolidated financial statements included in this quarterly report on Form 10-Q.

Other Deductions, net

	June 30, 2014	June 30, 2013	$ Change	% Change
Quarter Ended	$1,526	$10,490	$(8,964)	(85.5)%
Six Months Ended	$12,229	$15,802	$(3,573)	(22.6)%

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

Other deductions, net in the second quarter of 2014 consisted primarily of third-party transaction fees in connection with the Offer by AMEC of $3,900, non-transaction-related legal fees of $2,600, bank fees of $800 and a net foreign exchange transactions loss of $800, partially offset by a credit related to the reversal of previously accrued penalties on unrecognized tax benefits of $8,100, which was recognized in our C&F Group. During the second quarter of 2014, we settled audits with non-U.S. tax authorities which resulted in the release of previously recorded liabilities for penalties on unrecognized tax benefits of $8,100.

Other deductions, net decreased in the second quarter of 2014, compared to the same period in 2013. This decrease was primarily the net result of decreased net penalties on unrecognized tax benefits of $9,200, which included the credit relating to the reversal of previously accrued penalties on unrecognized tax benefits of $8,100 recognized during the second quarter of 2014 as discussed above, decreased non-transaction-related legal fees of $2,400 and a decrease in the provision for dispute resolution and environmental remediation costs of $600, partially offset by third-party transaction fees in connection with the Offer by AMEC of $3,900.

Other deductions, net in the first six months of 2014 consisted primarily of third-party transaction fees in connection with the Offer by AMEC of $7,700, non-transaction-related legal fees of $7,600, bank fees of $1,200 and consulting fees of $1,200, partially offset by a credit related to the reversal of previously accrued penalties on unrecognized tax benefits of $8,100 discussed above, which was recognized in our C&F Group.

Other deductions, net decreased in the first six months of 2014, compared to the same period in 2013. This decrease was primarily the net result of decreased net penalties on unrecognized tax benefits of $7,700, which included the credit relating to the reversal of previously accrued penalties on unrecognized tax benefits of $8,100 recognized during the first six months of 2014 as discussed above, decreased non-transaction-related legal fees of $2,900, a decrease in net foreign exchange transactions losses of $1,700 and a decrease in the provision for dispute resolution and environmental remediation costs of $1,000, partially offset by third-party transaction fees in connection with the Offer by AMEC of $7,700.

Net foreign currency exchange transaction gains and losses were primarily driven by exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.

Interest Income

	June 30, 2014	June 30, 2013	$ Change	% Change
Quarter Ended	$1,510	$1,482	$28	1.9%
Six Months Ended	$2,913	$2,944	$(31)	(1.1)%

Interest income was relatively unchanged in the quarter and six months ended June 30, 2014, compared to the same periods in 2013, which was the net result of lower investment yields on cash and cash equivalents balances, substantially offset by higher average cash and cash equivalents balances.

(Reversal of Interest Expense)/Interest Expense

	June 30, 2014	June 30, 2013	$ Change	% Change
Quarter Ended	$(1,846)	$3,916	$(5,762)	(147.1)%
Six Months Ended	$1,816	$6,588	$(4,772)	(72.4)%

Interest expense decreased in the quarter and six months ended June 30, 2014, compared to the same periods in 2013, which was the result of a credit related to the reversal of previously accrued interest on unrecognized tax benefits of $3,400 recognized in the quarter and six months ended June 30, 2014, and the favorable impact from decreased average borrowings, excluding foreign currency translation effects. During the quarter and six months ended June 30, 2014, we settled audits with non-U.S. tax authorities which resulted in the release of previously recorded liabilities for interest expense on unrecognized tax benefits of $3,400.

Net Asbestos-Related Provision/(Gain)

	June 30, 2014	June 30, 2013	$ Change	% Change
Quarter Ended	$1,209	$(13,750)	$14,959	(108.8)%
Six Months Ended	$3,217	$(11,750)	$14,967	(127.4)%

The increase in the net asbestos-related provision in the quarter and six months ended June 30, 2014, compared to the same periods in 2013, was primarily the result of the unfavorable impact of the inclusion of an insurance recovery gain recognized during the quarter and six months ended June 30, 2013 upon collection of a $15,800 insurance receivable related to an insolvent insurance carrier, which we had previously written-off. Please refer to Note 12 to the consolidated financial statements included in this quarterly report on Form 10-Q for additional information.

Provision for Income Taxes

	June 30, 2014	June 30, 2013	$ Change	% Change
Quarter Ended	$6,355	$13,319	$(6,964)	(52.3)%
Effective tax rate	6.8%	16.1%
Six Months Ended	$16,073	$18,479	$(2,406)	(13.0)%
Effective tax rate	13.7%	17.1%

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

Effective Tax Rate for 2014

Our effective tax rate for the first six months of 2014 was lower than the U.S. statutory rate of 35% primarily because of the net impact of the following:

•	Income earned in non-U.S. jurisdictions contributed to an approximate ten-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items;

•	Discrete items during the second quarter of 2014, primarily relating to the net reversal of previously accrued liabilities for uncertain tax positions, which were released as a result of tax examination settlements and reassessments of future liabilities in non-U.S. jurisdictions, provided a nine-percentage point reduction to the effective tax rate for the first six months of 2014; and

•	A net reduction in our effective tax rate of approximately two-percentage points as a result of reduction in the valuation allowance, to the extent of pre-tax earnings generated by our U.S. operating units, which are subject to a valuation allowance, partially offset by the unfavorable impact on our effective tax rate for operating units subject to a valuation allowance generating pre-tax losses.

Effective Tax Rate for 2013

Our effective tax rate for the first six months of 2013 was lower than the U.S. statutory rate of 35% primarily because of the net impact of the following:

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

Net Income/(Loss) Attributable to Noncontrolling Interests

	June 30, 2014	June 30, 2013	$ Change	% Change
Quarter Ended	$980	$1,011	$(31)	(3.1)%
Six Months Ended	$(1,147)	$4,290	$(5,437)	(126.7)%

Net income/(loss) attributable to noncontrolling interests represents third-party ownership interests in the net income/(loss) of our Global Power Group’s Martinez, California gas-fired cogeneration subsidiary and our manufacturing subsidiaries in Poland and China, as well as our Global E&C Group’s subsidiaries in Malaysia and South Africa. The change in net income/(loss) attributable to noncontrolling interests is based upon changes in the net income/(loss) of these subsidiaries and/or changes in the noncontrolling interests’ ownership interest in the subsidiaries.

Net income/(loss) attributable to noncontrolling interests was relatively unchanged in the second quarter of 2014, compared to the same period in 2013, which was the net result of a favorable change from our operations in Malaysia, which experienced a net loss in both quarters, substantially offset by decreased net income at our subsidiary in Martinez, California due to a change in the project’s fee structure and allocation of earnings to our noncontrolling interest.

Net income attributable to noncontrolling interests decreased in the first six months of 2014, compared to the same period in 2013, which was primarily the result of decreased net income at our subsidiary in Martinez, California due to a change in the project’s fee structure and allocation of earnings to our noncontrolling interest and, to a lesser extent, an unfavorable change from our operations in Malaysia, which experienced a net loss in both the first six months of 2014 and 2013, and decreased net income from our operations in South Africa.

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

	June 30, 2014	June 30, 2013	$ Change	% Change
Quarter Ended	$104,926	$99,005	$5,921	6.0%
Six Months Ended	$149,688	$139,083	$10,605	7.6%

EBITDA increased in the second quarter of 2014, compared to the same period in 2013. This increase was primarily driven by the net increase in EBITDA of $12,800 from our operating groups, a credit related to the reversal of previously accrued penalties on unrecognized tax benefits of $8,100 recognized in our C&F Group during the second quarter of 2014 discussed below and the favorable impact of decreased SG&A expenses in our C&F Group of $900. Our Global Power Group experienced an increase in EBITDA of $18,500 during the second quarter of 2014, compared to the same period of 2013, whereas our Global E&C Group experienced a decrease in EBITDA of $5,700 when comparing the same two periods. The above items which increased EBITDA were partially offset by the unfavorable impact related to the inclusion of an asbestos-related insurance recovery gain of $15,800 recognized in the second quarter of 2013 and the unfavorable impact related to third-party transaction fees during the second quarter of 2014 in connection with the Offer by AMEC of $3,900. Please refer to Note 1 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information related to the Offer by AMEC. During the second quarter of 2014, we settled audits with non-U.S. tax authorities which resulted in the release of previously recorded liabilities for penalties on unrecognized tax benefits of $8,100, which were recorded in other deductions, net on the consolidated statement of operations.

EBITDA increased in the first six months of 2014, compared to the same period in 2013. This increase was primarily driven by the net increase in EBITDA of $21,600 from our operating groups, a credit related to the reversal of previously accrued penalties on unrecognized tax benefits of $8,100 recognized in our C&F Group during the six months ended June 30, 2014 discussed below and the favorable impact of decreased SG&A expenses in our C&F Group of $4,300. Our Global Power Group experienced an increase in EBITDA of $22,500 during the first six months of 2014, compared to the same period of 2013, whereas our Global E&C Group experienced a decrease in EBITDA of $900 when comparing the same two periods. The above items which increased EBITDA were partially offset by the unfavorable pre-tax impact related to the inclusion of an asbestos-related insurance recovery gain of $15,800 recognized in the first six months of 2013 and the unfavorable impact related to third-party transaction fees during the first six months of 2014 in connection with the Offer by AMEC of $7,700. Please refer to Note 1 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information related to the Offer by AMEC. During the first six months of 2014, we settled audits with non-U.S. tax authorities which resulted in the release of previously recorded liabilities for penalties on unrecognized tax benefits of $8,100, which were recorded in other deductions, net on the consolidated statement of operations.

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

EBITDA is a supplemental financial measure not defined in generally accepted accounting principles, or GAAP. We define EBITDA as income attributable to Foster Wheeler AG before interest expense, income taxes and depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. Certain covenants under our senior unsecured credit agreement use EBITDA, as defined in such agreement, in the covenant calculations which is different than EBITDA as presented herein. We believe that the line item on the consolidated statement of operations entitled “net income attributable to Foster Wheeler AG” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income attributable to Foster Wheeler AG as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income attributable to Foster Wheeler AG, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and

•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.

A reconciliation of EBITDA from continuing operations to net income attributable to Foster Wheeler AG is shown below.

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
EBITDA from continuing operations:
Global E&C Group	$56,409	$62,133	$96,463	$97,321
Global Power Group	64,094	45,584	92,820	70,271
C&F Group(1)	(15,577)	(8,712)	(39,595)	(28,509)

EBITDA from continuing operations	104,926	99,005	149,688	139,083

Less: Interest expense(2)	(1,846)	3,916	1,816	6,588
Less: Depreciation and amortization	14,823	13,454	29,138	28,796
Less: Provision for income taxes	6,355	13,319	16,073	18,479

Income from continuing operations attributable to Foster Wheeler AG	85,594	68,316	102,661	85,220
Income/(loss) from discontinued operations attributable (3) to Foster Wheeler AG	—	2,383	—	(1,495)

Net income attributable to Foster Wheeler AG	$85,594	$70,699	$102,661	$83,725

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.
(2)	Interest expense during the quarter and six months ended June 30, 2014 included a credit of $3,400 related to the reversal of previously accrued interest expense on unrecognized tax benefits which were released as a result of settlements with non-U.S. tax authorities.
(3)	Loss from discontinued operations for the six months ended June 30, 2013 included an impairment charge of $3,900 recognized in connection with our Camden New Jersey waste-to-energy facility. Please refer to Note 14 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information.

EBITDA in the above table includes the following:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net increase in contract profit from regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group	$6,100	$5,400	$7,900	$22,000
Global Power Group	4,200	11,100	18,100	19,500

Total	$10,300	$16,500	$26,000	$41,500

License settlement in our Global Power Group(2)	$32,500	$—	$32,500	$—
Litigation settlement in our E&C Group(3)	3,000	—	3,000	—
Reversal of previously accrued penalties on unrecognized tax benefits in our C&F Group(4)	8,100		8,100
Net asbestos-related provision/(gain) in our C&F Group(5)	$1,200	$(13,800)	$3,200	$(11,800)
Charges for severance-related postemployment benefits:
Global E&C Group	$1,100	$1,700	$2,000	$2,900
Global Power Group	—	700	100	1,100
C&F Group	—	—	—	400

Total	$1,100	$2,400	$2,100	$4,400

(1)	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding changes in our final estimated contract profit.
(2)	During the quarter and six months ended June 30, 2014, our Global Power Group received a cash payment as a result of a favorable settlement in connection with the terms related to the expiration of a steam generator technology license, which was recognized in other income, net.
(3)	During the quarter and six months ended June 30, 2014, our Global E&C Group recognized a favorable impact to EBITDA of $3,000 related to a post judgment settlement of a lawsuit for less than the previously accrued amount, which was recognized in other deductions, net.
(4)	During the quarter and six months ended June 30, 2014, other deductions, included a credit of $8,100 related to the reversal of previously accrued penalties on unrecognized tax benefits which were released as a result of settlements with non-U.S. tax authorities.
(5)	Please refer to Note 13 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding the revaluation of our asbestos liability and related asset.

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

Business Segments

Global E&C Group

	Quarter Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Operating revenues	$645,473	$662,719	$(17,246)	(2.6)%	$1,198,734	$1,250,693	$(51,959)	(4.2)%

EBITDA	$56,409	$62,133	$(5,724)	(9.2)%	$96,463	$97,321	$(858)	(0.9)%

Results

Our Global E&C Group’s operating revenues by geographic region for the quarter and six months ended June 30, 2014 and 2013, based upon where our projects are being executed, were as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Africa	$14,312	$20,708	$(6,396)	(30.9)%	$27,481	$39,620	$(12,139)	(30.6)%
Asia Pacific	130,051	137,643	(7,592)	(5.5)%	251,436	254,869	(3,433)	(1.3)%
Europe	152,672	147,547	5,125	3.5%	286,088	277,298	8,790	3.2%
Middle East	139,788	78,587	61,201	77.9%	253,281	140,665	112,616	80.1%
North America	141,504	230,196	(88,692)	(38.5)%	267,652	411,652	(144,000)	(35.0)%
South America	67,146	48,038	19,108	39.8%	112,796	126,589	(13,793)	(10.9)%

Total	$645,473	$662,719	$(17,246)	(2.6)%	$1,198,734	$1,250,693	$(51,959)	(4.2)%

Please refer to the “—Overview of Segment” section below for a discussion of our Global E&C Group’s market outlook.

Quarter Ended June 30, 2014

Our Global E&C Group experienced a decrease in operating revenues of 3% in the second quarter of 2014, compared to the same period in 2013. This decrease included decreased flow-through revenues of $95,300. Excluding flow-through revenues and currency impacts, our Global E&C Group’s operating revenues increased 17% in the second quarter of 2014, compared to the same period in 2013.

Our Global E&C Group’s EBITDA decreased in the second quarter of 2014, compared to the same period in 2013. This decrease was primarily driven by a decrease in contract profit of $8,600, decreased equity earnings from our Global E&C Group’s projects in Italy of $3,900, described below, and increased SG&A expenses of $1,900 related to the settlement of an earnout provision in connection with a prior business combination. The contract profit decrease was driven by decreased contract profit margin, partially offset by increased volume of operating revenues, excluding flow-through revenues. The above decreases of EBITDA were partially offset by decreased sales pursuit costs of $3,000 and a favorable impact of $3,000 related to a post judgment settlement of a lawsuit during the second quarter of 2014 for less than the previously accrued amount. The remaining variance compared to the second quarter of 2013 was comprised of several smaller movements from multiple categories within EBITDA.

Please refer to Note 2 to the consolidated financial statements in this quarterly report on Form 10-Q for further information related to the settlement of an earnout provision in connection with a prior business combination discussed above.

Six Months Ended June 30, 2014

Our Global E&C Group experienced a decrease in operating revenues of 4% in the first six months of 2014, compared to the same period in 2013. This decrease included decreased flow-through revenues of $148,900. Excluding flow-through revenues and currency impacts, our Global E&C Group’s operating revenues increased 12% in the first six months of 2014, compared to the same period in 2013.

Our Global E&C Group’s EBITDA decreased in the first six months of 2014, compared to the same period in 2013. The decrease in EBITDA was primarily driven by decreased contract profit of $11,900 and decreased equity earnings from our Global E&C Group’s projects in Italy of $2,600, described below, and increased SG&A expenses of $2,200 related to the settlement of an earnout provision in connection with a prior business combination. The contract profit decrease was driven by decreased contract profit margin, partially offset by increased volume of operating revenues, excluding flow-through revenues. These decreases were partially offset by decreased sales pursuit costs of $7,500, a favorable impact of $3,000 related to a post judgment settlement of a lawsuit during the first six months of 2014 for less than the previously accrued amount and the favorable impact of a decreased charge for severance-related postemployment benefits recognized in SG&A, on our consolidated statement of operations, of $1,700. The remaining variance compared to the six months ended June 30, 2013 was comprised of several smaller movements from multiple categories within EBITDA.

Please refer to Note 2 to the consolidated financial statements in this quarterly report on Form 10-Q for further information related to the settlement of an earnout provision in connection with a prior business combination discussed above.

Equity Earnings from Projects in Italy

Our projects in Italy recognized a net equity loss of $400 and equity earnings of $3,500 in the second quarter of 2014 and 2013, respectively, and recognized equity earnings of $800 and $3,400 in the first six months of 2014 and 2013, respectively. During the quarter and six months ended June 30, 2014, our equity earnings from our projects in Italy were unfavorably impacted by a provision for a tariff related to the net power supplied to the electrical grid at our waste-to-energy project. The impact of this provision decreased our equity earnings by $1,300, of which $1,100 related to the impact of the tariff for years prior to 2014. Our waste-to-energy project experienced equity earnings decreases in the quarter and six months ended June 30, 2014, compared to the corresponding periods in 2013, of $2,000 and $100, respectively. Additionally, our equity earnings were unfavorably impacted in the quarter and six months ended June 30, 2014, compared to the corresponding periods in 2013, due to the expiration of a royalty agreement at our project that generates earnings from royalty payments linked to the price of natural gas. This project experienced decreased equity earnings in the quarter and six months ended June 30, 2014, compared to the corresponding periods in 2013, of $800 and $1,300, respectively.

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

Our primary operating focus continues to be booking quality new business and effectively and efficiently executing our contracts. The global markets in which we operate are largely dependent on overall economic conditions and global or regional economic growth rates and the resultant demand for oil and gas, electric power, petrochemicals, refined products and minerals and metals. Our Global E&C Group has been impacted by unfavorable economic growth rates in most global markets in recent years, global economic activity has improved slightly since the latter portion of 2013 and we believe that it will continue to strengthen during 2014. However, there are a number of risks to the strengthening economic outlook: increasing risks related to slower growth than anticipated in the emerging market economies; risk of lower-than-expected inflation in advanced economies, particularly the Eurozone, where persistent low inflation could harm the fragile economic recovery by reducing consumer spending and impacting the ability of governments and businesses to repay debt; and increasing geopolitical risks. These increasing geopolitical risks include, in particular, the deteriorating security situation in Iraq and the risk of the conflict intensifying into civil war and spreading into the surrounding countries. In addition, the political and civil situation in Ukraine continues to have the potential to negatively impact project investment in the region, including Russia, and to disrupt our ability to transact business in the surrounding region. In Thailand, the continued political unrest which culminated in a military coup is impacting investor confidence in the country. In Venezuela, the economic crisis continues to worsen and is impacting timely payment by the national oil company to contractors for work executed under contract. If any of these risks materialize and/or intensify, the ability of our Global E&C Group to book work could be negatively impacted, which could have a material negative impact on our business.

In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and we believe that this long-term demand will continue to stimulate investment by our clients in new, expanded and upgraded facilities. Our clients plan their investments based on long-term time horizons. We believe that global demand for energy, chemicals, minerals and pharmaceuticals will continue to grow over the long-term and that clients will continue to invest in new and upgraded capacity to meet that demand. Global markets in the engineering and construction industry are experiencing intense competition among engineering and construction contractors and pricing pressure for contracts awarded. We are seeing clients exercise increasingly stringent capital discipline and we are also seeing increased competition for capital between the projects being developed by certain clients. Clients’ bidding and contract award processes continue to be protracted, in part due to increasing scrutiny of their planned capital spending, and some clients have been releasing, and we expect will continue to release, tranches of work on a piecemeal basis, or are deciding not to proceed with certain investments at this time. However, we are still seeing clients continuing to develop new projects and, after making final investment decisions, moving forward with planned projects. This includes a pipeline of projects in North America which continues to strengthen both in chemicals and natural gas liquefaction, or LNG, due to the availability of cheap gas supply from shale gas.

We continue to be successful in booking contracts of varying types and sizes in our key end markets, including an engineering, procurement and construction award for a refinery upgrade project in Europe, a further release of engineering and procurement workscope for a chemicals facility revamp in North America, a front-end engineering design, or FEED, award for an oilfield development in the Middle East and for an LNG liquefaction facility in Canada, an engineering, procurement and construction management, or EPCm, award for a water treatment facility in South America, a FEED and project management consultancy award for a chemicals facility in Asia, a release of upstream engineering work under two master services agreements in South America, an EPCm award for a chemicals facility in Asia, an engineering and materials supply award for a delayed coker heater in Europe, an EPCm award for an industrial facility in North America, a construction management award for a delayed coker project in South America, and a FEED award for an oilfield development in North Africa.

We believe our success in this regard is a reflection of our technical expertise, our project execution performance, our long-term relationships with clients, our safety performance and our selective approach in pursuit of new prospects where we believe we have significant differentiators.

Global Power Group

	Quarter Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Operating revenues	$206,294	$200,688	$5,606	2.8%	$386,732	$402,858	$(16,126)	(4.0)%

EBITDA	$64,094	$45,584	$18,510	40.6%	$92,820	$70,271	$22,549	32.1%

Results

Our Global Power Group’s operating revenues by geographic region for the quarter and six months ended June 30, 2014 and 2013, based upon where our projects are being executed, were as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Africa	$3	$27	$(24)	(88.9)%	$3	$27	$(24)	(88.9)%
Asia Pacific	94,679	73,619	21,060	28.6%	195,121	149,406	45,715	30.6%
Europe	48,664	68,100	(19,436)	(28.5)%	59,694	126,538	(66,844)	(52.8)%
Middle East	8,673	1,292	7,381	571.3%	9,577	4,137	5,440	131.5%
North America	44,396	52,223	(7,827)	(15.0)%	104,208	112,361	(8,153)	(7.3)%
South America	9,879	5,427	4,452	82.0%	18,129	10,389	7,740	74.5%

Total	$206,294	$200,688	$5,606	2.8%	$386,732	$402,858	$(16,126)	(4.0)%

Please refer to the “— Overview of Segment” section below for a discussion of our Global Power Group’s market outlook.

Quarter Ended June 30, 2014

Our Global Power Group experienced an increase in operating revenues of 3% in the second quarter of 2014, compared to the same period in 2013. This increase was primarily driven by a net favorable currency impact and increased volume of business, partially offset by a decrease in operating revenues of $3,300 resulting from a change in the operations and maintenance fee structure at one of our build, own and operate projects in the U.S. Please see the section below entitled “U.S. Build, Own and Operate Project” for additional information. Excluding the impacts from the U.S. build, own and operate project and currency fluctuations, our Global Power Group’s operating revenues increased 3% in the second quarter of 2014, compared to the same period in 2013.

Our Global Power Group’s EBITDA increased in the second quarter of 2014, compared to the same period in 2013. The increase in EBITDA was primarily driven by income recognized during the second quarter of 2014 related to a cash payment received as a result of a favorable settlement in connection with the terms related to the expiration of a steam generator technology license of $32,500. Additionally, the increase in EBITDA included the impact of decreased SG&A expenses of $3,600. The above items which increased EBITDA were partially offset by decreased contract profit, excluding the change related to our U.S. build, own and operate project described below, which contributed a decrease in EBITDA of $9,700 and decreased equity earnings from our Global Power Group’s project in Chile of $6,600, described below. Contract profit decreased as a result of decreased contract profit margins, partially offset by increased volume of operating revenues.

Six Months Ended June 30, 2014

Our Global Power Group experienced a decrease in operating revenues of 4% in the six months ended June 30, 2014, compared to the same period in 2013. This decrease was primarily driven by decreased volume of business and a decrease in operating revenues of $13,800 resulting from a change in the operations and maintenance fee structure at one of our build, own and operate projects in the U.S. Please see the section below entitled “U.S. Build, Own and Operate Project” for additional information. The decrease in operating revenues was partially offset by a net favorable foreign currency impact. Excluding the impacts from the U.S. build, own and operate project and currency fluctuations, our Global Power Group’s operating revenues decreased 2% in the six months ended June 30, 2014, compared to the same period in 2013.

Our Global Power Group’s EBITDA increased in the first six months of 2014, compared to the same period in 2013. The increase in EBITDA was primarily driven by income recognized during the first six months of 2014 related to a cash payment received as a result of a favorable settlement in connection with the terms related to the expiration of a steam generator technology license of $32,500. Additionally, the increase in EBITDA included the impact of decreased SG&A expenses of $5,600. The above items which increased EBITDA were partially offset by decreased contract profit, excluding the change related to our U.S. build, own and operate project described below, which contributed a decrease in EBITDA of $8,900, decreased equity earnings from our Global Power Group’s project in Chile of $8,100, described below, and increased non-transaction-related legal fees of $1,700. The contract profit decrease was the result of decreased contract profit margins, partially offset by decreased volume of operating revenues.

Equity Earnings from Project in Chile

Our equity earnings from our project in Chile were $6,200 and $12,800 in the second quarter of 2014 and 2013, respectively, and $9,000 and $17,100 in the six months ended June 30, 2014 and 2013, respectively. The decreases in equity earnings in the quarter and six months ended June 30, 2014, compared to the same periods in 2013, were primarily driven by two items: a $3,200 increase in our share of the project’s 2012 earnings recognized in the quarter and six months ended June 30, 2013 as a result of a revised earnings allocation for 2012 that was approved in connection with the approval by the project’s governing board of the 2012 earnings distribution in the second quarter of 2013, and a $3,000 increase from the reversal of an insurance-related contingency during the second quarter of 2013. Additionally, the decrease in equity earnings in the six months ended June 30, 2014, compared to the same period in 2013, included the unfavorable impact of a reversal of a risk contingency in the first quarter of 2013 associated with the insurance proceeds received by our project in Chile in connection with its 2010 earthquake loss. Excluding the above items, equity earnings would have shown an increase when comparing the quarter and six months ended June 30, 2014 to the same periods in 2013.

U.S. Build, Own and Operate Project

Martinez Cogen Limited Partnership, or MCLP, a limited liability partnership which is a majority-owned subsidiary of our Global Power Group, owns and operates a combined-cycle gas turbine facility located in Martinez, California. MCLP produces electric power and steam, and its primary customer is a refinery. During the first five months of 2013, MCLP earned revenues from the sale of power and steam to the refinery and of electric power to the grid. Pursuant to a new agreement effective in May 2013 between MCLP and the refinery, in lieu of product sales, all costs of operation are passed through to the refinery and MCLP receives a management fee. This change in fee structure resulted in decreases in operating revenue during the quarter and six months ended June 30, 2014, compared to the same periods in 2013, of $3,300 and $13,800, respectively. These operating revenues decreases in turn resulted in decreases in contract profit during the quarter and six months ended June 30, 2014, compared to the same periods in 2013, of $200 and $2,000, respectively.

In 2013, pursuant to the partnership agreement between the MCLP partners, our Global Power Group’s ownership interest in MCLP increased to 99%. Our Global Power Group’s financial results for its interest in MCLP reflect this change in ownership percentage. The change in ownership interests resulted in decreased earnings to the noncontrolling interest. The foregoing changes to the project’s fee structure and allocation of earnings resulted in a minimal impact to our Global Power Group’s EBITDA during the quarter and six months ended June 30, 2014, compared to the same periods in 2013.

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

Our primary operating focus continues to be booking quality new business and effectively and efficiently executing our contracts. The global markets in which we operate are largely dependent on overall economic conditions and global or regional economic growth rates and the resultant demand for oil and gas, electric power, petrochemicals, refined products and minerals and metals. While our Global Power Group has been impacted by unfavorable economic growth rates in most global markets in recent years, global economic activity has improved slightly since the latter portion of 2013 and we believe that it will continue to strengthen during 2014. However, there are a number of risks to the strengthening economic outlook: increasing risks related to slower growth than anticipated in the emerging market economies; risk of lower-than-expected inflation in advanced economies, particularly the Eurozone, where persistent low inflation could harm the fragile economic recovery by reducing consumer spending and impacting the ability of governments and businesses to repay debt; and increasing geopolitical risks. These increasing geopolitical risks include, in particular, the deteriorating security situation in Iraq and the risk of the conflict intensifying into civil war and spreading into the surrounding countries. In addition, the political and civil situation in Ukraine continues to have the potential to negatively impact project investment in the region, including Russia, and to disrupt our ability to transact business in the surrounding region. In Thailand, the continued political unrest which culminated in a military coup is impacting investor confidence in the country. If any of these risks materialize and/or intensify, the ability of our Global Power Group to book work could be negatively impacted, which could have a material negative impact on our business.

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

Recently we were awarded contracts for the design and supply of five steam condensers and thirty feed-water heaters in Saudi Arabia. We also were awarded a contract to design, supply and erect a retrofit-selective catalytic reduction system in Finland.

Liquidity and Capital Resources

Cash Flows Activities

Our cash and cash equivalents and restricted cash balances were:

	As of
	June 30, 2014	December 31, 2013	$ Change	% Change
Cash and cash equivalents	$518,537	$556,190	$(37,653)	(6.8)%
Restricted cash	37,290	82,867	(45,577)	(55.0)%

Total	$555,827	$639,057	$(83,230)	(13.0)%

Total cash and cash equivalents and restricted cash held by our non-U.S. entities as of June 30, 2014 and December 31, 2013 were $392,800 and $493,000, respectively.

During the first six months of 2014, we experienced a decrease in cash and cash equivalents of $37,700. The decrease in cash and cash equivalents included a return of capital payment to our shareholders of $39,900, cash used in operating activities of $31,100, capital expenditures of $13,000, repayment of debt and capital lease obligations of $6,800 and distributions to noncontrolling interests of $6,700. The above use of cash was partially offset by a decrease in restricted cash, excluding foreign currency translation effects, of $45,600 and proceeds received from the exercise of stock options of $17,600.

Cash Flows from Operating Activities

	Six Months Ended June 30,
	2014	2013	$ Change
Net cash (used in)/provided by operating activities — continuing operations	$(31,087)	$66,497	$(97,584)

Net cash used in operating activities in the first six months of 2014 primarily resulted from cash used for working capital of $136,100, cash used for net asbestos-related payments of $26,300, which excluded a gain and related cash receipts of $800 of an insurance receivable related to an insolvent insurance carrier as the gain was recognized in net income, and mandatory contributions to our non-U.S. pension plans of $9,000, partially offset by cash provided by net income of $142,200, which excluded non-cash charges of $40,700 and included the above gain and related cash receipts of $800 of an insurance receivable.

The increase in net cash used in operating activities of $97,600 in the first six months of 2014, compared to the same period of 2013, resulted primarily from an increase in cash used to fund working capital that resulted in a decrease in cash of $61,000 and, to a lesser extent, increased cash used for net asbestos-related payments of $12,400, which excluded gains and related cash receipts of $800 and $15,800 first six months of 2014 and 2013, respectively, as the gains were recognized in net income.

Working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts and the timing of the related cash receipts. During the first six months of 2014 and 2013, we used cash to fund working capital, as cash used for services rendered and purchases of materials and equipment exceeded cash receipts from client billings, which included the impact of delayed project payments and contributed to our receivables balance. Project payments can be delayed, particularly on contracts involving national oil companies, due to those customers’ internal processes for approval of invoices and release of funds.

In particular, we had $60,700 and $54,400, as of June 30, 2014 and December 31, 2013, respectively, of accounts receivable due from the national oil company in Venezuela. In July 2014, we received cash payments from this customer totaling $24,100 of the outstanding accounts receivable as of June 30, 2014. The payment history of this client continues to be good; however, some of the payments continue to be significantly delayed. In general, a delay in payment by our customers is not indicative of customer credit risk. In other cases where payments are delayed due to disagreements between us and our clients regarding the level of or quality of work performed or regarding billing terms, we assess our contractual right to invoice the client and, if we believe there is a probable commercial risk to collection of contract revenues, we provide an allowance against the valuation of contract work in progress at the individual contract level.

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

Cash Flows from Investing Activities

	Six Months Ended June 30,
	2014	2013	$ Change
Net cash provided by/(used in) investing activities — continuing operations	$30,910	$(55,574)	$86,484

The net cash provided by investing activities in the first six months of 2014 was attributable primarily to a decrease in restricted cash, excluding foreign currency translation effects, of $45,600, which was primarily driven by decreased client dedicated funds, partially offset by capital expenditures of $13,000.

The net cash used in investing activities in the first six months of 2013 was attributable primarily to cash used for a business acquisition, net of cash acquired, of $50,800 and capital expenditures of $17,500, partially offset by cash provided by a decrease in restricted cash, excluding foreign currency translation effects, of $12,400.

The capital expenditures in the first six months of 2014 and 2013 related primarily to leasehold improvements, information technology equipment and office equipment.

Cash Flows from Financing Activities

	Six Months Ended June 30,
	2014	2013	$ Change
Net cash used in financing activities	$(35,579)	$(166,852)	$131,273

The net cash used in financing activities in the first six months of 2014 was attributable primarily to cash used for a return of capital payment to our shareholders of $39,900, repayment of debt and capital lease obligations of $6,800 and, to a lesser extent, payment of distributions to noncontrolling interests of $6,700, partially offset by cash received from the exercise of stock options of $17,600.

The net cash used in financing activities in the first six months of 2013 was attributable primarily to cash used to repurchase shares and to pay related commissions under our share repurchase program of $150,100 and, to a lesser extent, distributions to noncontrolling interests of $10,500.

Outlook

Our liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations, changes in working capital activities, unused credit line availability and claim recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling twelve-month period. Based on these forecasts, we believe our existing cash balances and forecasted net cash provided by operating activities will be sufficient to fund our operations throughout the next twelve months. Based on these forecasts, our primary cash needs will be working capital, our 2014 acquisition activity, as described below, capital expenditures, net asbestos-related payments and mandatory pension contributions. We may also use cash at our discretion for additional acquisitions or discretionary pension plan contributions. The majority of our cash balances are invested in short-term interest bearing accounts with maturities of less than three months at creditworthy financial institutions around the world. Further significant deterioration of the current global economic and credit market environment could challenge our efforts to maintain our well-diversified asset allocation with creditworthy financial institutions and/or unfavorably impact our liquidity and financial statements. We will continue to monitor the global economic environment, particularly in those countries where we have operations or assets.

It is customary in the industries in which we operate to provide standby letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. We believe that we will have sufficient letter of credit capacity from existing facilities throughout the next twelve months.

We are dependent on cash repatriations from our subsidiaries to cover payments and expenses of our parent holding company in Switzerland, to cover cash needs related to our asbestos-related liability and other overhead expenses in the U.S. and, at our discretion, specific liquidity needs, such as funding acquisitions and our dividend distribution. Consequently, we require cash repatriations to Switzerland and the U.S. from our entities located in other countries in the normal course of our operations to meet our Swiss and U.S. cash needs and have successfully repatriated cash for many years. We believe that we can repatriate the required amount of cash to Switzerland and the U.S. Additionally, we continue to have access to the revolving credit portion of our senior credit facility, if needed.

Our net asbestos-related cash payments are predominately related to our U.S. subsidiaries and include indemnity and defense costs, net of insurance proceeds. During the first six months of 2014, we had net asbestos-related cash outflows of approximately $25,500. We expect our U.S. net cash outflows for the full year 2014 to be approximately $31,500. This estimate assumes no settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.

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

We had approximately $311,500 and $253,900 of letters of credit outstanding under our senior credit agreement as of June 30, 2014 and December 31, 2013, respectively. There were no funded borrowings under our senior credit agreement as of June 30, 2014 and December 31, 2013. Based on our current operating plans and cash forecasts, we do not intend to borrow under our senior credit agreement to meet our non-discretionary liquidity needs over the next twelve months. Please refer to Note 5 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.

We are not required to make any mandatory contributions to our U.S. pension plans in 2014 based on the minimum statutory funding requirements. We made mandatory contributions totaling approximately $9,000 to our non-U.S. pension plans during the first six months of 2014. Based on the minimum statutory funding requirements for 2014, we expect to make mandatory contributions totaling approximately $13,800 to our non-U.S. pension plans for the full year. Additionally, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during 2014.

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

Based on the aggregate share repurchases under our program through June 30, 2014, we were authorized to repurchase up to an additional $270,054 of our outstanding shares as of such date. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Through June 30, 2014, we have repurchased 50,502,778 shares for an aggregate cost of approximately $1,234,344 since the inception of the repurchase program announced on September 12, 2008. We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other privately negotiated transactions pursuant to our share repurchase program. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans. For further information, please refer to Part II, Item 2 of this quarterly report on Form 10-Q.

During the first six months of 2014, we entered into a merger implementation agreement with MDM Engineering Group Limited to acquire all of their ordinary shares and options. Our aggregate cash needs related to this acquisition will be approximately $109,000. Please refer to Note 2 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding this agreement.

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

The tables below detail our new orders and backlog of unfilled orders by period and include balances for discontinued operations for the quarter and six months ended June 30, 2013 which were insignificant based on our consolidated and business group balances:

New Orders, Measured in Terms of Future Revenues

	June 30, 2014			June 30, 2013
	Global	Global		Global	Global
	E&C	Power		E&C	Power
	Group	Group	Total	Group	Group	Total
By Project Location:
Quarter Ended
Africa	$22,700	$—	$22,700	$22,300	$100	$22,400
Asia Pacific	148,700	18,700	167,400	128,800	7,100	135,900
Europe	595,400	32,100	627,500	130,000	33,400	163,400
Middle East	87,200	1,000	88,200	86,000	300	86,300
North America	163,700	33,800	197,500	234,100	40,500	274,600
South America	88,900	6,300	95,200	59,800	8,900	68,700

Total	$1,106,600	$91,900	$1,198,500	$661,000	$90,300	$751,300

Six Months Ended
Africa	$25,500	$—	$25,500	$38,300	$100	$38,400
Asia Pacific	259,900	357,900	617,800	183,900	124,000	307,900
Europe	743,300	55,500	798,800	252,800	70,700	323,500
Middle East	184,100	38,300	222,400	129,200	500	129,700
North America	343,500	108,700	452,200	421,500	80,800	502,300
South America	111,000	13,500	124,500	103,000	13,100	116,100

Total	$1,667,300	$573,900	$2,241,200	$1,128,700	$289,200	$1,417,900

By Industry:
Quarter Ended
Power generation	$13,700	$79,800	$93,500	$1,200	$68,700	$69,900
Oil refining	694,100	—	694,100	320,500	—	320,500
Pharmaceutical	28,100	—	28,100	25,100	—	25,100
Oil and gas	153,800	—	153,800	127,000	—	127,000
Chemical/petrochemical	197,200	—	197,200	120,400	—	120,400
Power plant design, operation and maintenance	5,400	12,100	17,500	10,500	21,600	32,100
Environmental	5,200	—	5,200	1,200	—	1,200
Other, net of eliminations	9,100	—	9,100	55,100	—	55,100

Total	$1,106,600	$91,900	$1,198,500	$661,000	$90,300	$751,300

Six Months Ended
Power generation	$68,800	$549,200	$618,000	$2,700	$241,500	$244,200
Oil refining	903,900	—	903,900	585,800	—	585,800
Pharmaceutical	81,000	—	81,000	40,100	—	40,100
Oil and gas	254,600	—	254,600	193,700	—	193,700
Chemical/petrochemical	296,400	—	296,400	207,800	—	207,800
Power plant design, operation and maintenance	31,600	24,700	56,300	21,800	47,700	69,500
Environmental	6,400	—	6,400	3,600	—	3,600
Other, net of eliminations	24,600	—	24,600	73,200	—	73,200

Total	$1,667,300	$573,900	$2,241,200	$1,128,700	$289,200	$1,417,900

Backlog, Measured in Terms of Future Revenues

	As of June 30, 2014			As of December 31, 2013
	Global	Global		Global	Global
	E&C	Power		E&C	Power
	Group	Group	Total	Group	Group	Total
By Contract Type:
Lump-sum turnkey	$6,000	$34,800	$40,800	$22,300	$7,200	$29,500
Other fixed-price	522,600	696,700	1,219,300	484,600	581,900	1,066,500
Reimbursable	3,265,600	22,000	3,287,600	2,889,600	19,000	2,908,600

Total	$3,794,200	$753,500	$4,547,700	$3,396,500	$608,100	$4,004,600

By Project Location:
Africa	$34,800	$—	$34,800	$36,700	$100	$36,800
Asia Pacific	560,100	440,000	1,000,100	579,700	342,800	922,500
Europe	901,200	106,300	1,007,500	462,300	114,000	576,300
Middle East	774,400	30,500	804,900	837,500	1,700	839,200
North America	1,227,200	156,100	1,383,300	1,177,100	124,300	1,301,400
South America	296,500	20,600	317,100	303,200	25,200	328,400

Total	$3,794,200	$753,500	$4,547,700	$3,396,500	$608,100	$4,004,600

By Industry:
Power generation	$54,000	$719,800	$773,800	$27,800	$572,000	$599,800
Oil refining	2,015,800	—	2,015,800	1,562,100	—	1,562,100
Pharmaceutical	72,400	—	72,400	44,500	—	44,500
Oil and gas	321,800	—	321,800	302,800	—	302,800
Chemical/petrochemical	1,180,200	—	1,180,200	1,247,400	—	1,247,400
Power plant design, operation and maintenance	88,500	33,700	122,200	152,000	36,100	188,100
Environmental	6,900	—	6,900	5,400	—	5,400
Other, net of eliminations	54,600	—	54,600	54,500	—	54,500

Total	$3,794,200	$753,500	$4,547,700	$3,396,500	$608,100	$4,004,600

Backlog, measured in terms of Foster Wheeler Scope	$2,983,800	$753,300	$3,737,100	$2,973,200	$605,200	$3,578,400

Global E&C Group Man-hours in Backlog (in thousands)	21,400		21,400	21,400		21,400

The foreign currency translation impact as of June 30, 2014 compared to December 31, 2013 resulted in a decrease of $5,100 on backlog and an increase of $12,900 on Foster Wheeler scope backlog.

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

Application of Critical Accounting Estimates

Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Management and the Audit Committee of our Board of Directors approve the critical accounting policies. A full discussion of our critical accounting policies and estimates is included in our 2013 Form 10-K. We did not have a significant change to the application of our critical accounting policies and estimates during the first six months of 2014.

Recent Accounting Developments

In April 2014, the Financial Accounting Standards Board, or “FASB”, issued Accounting Standards Update, or “ASU”, No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 provides guidance that limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as held for sale or disposed of. The new standard is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals or assets classified as held for sale that have not been reported in financial statements previously issued or available for issuance. We do not expect our adoption of this new standard to have a material impact on our consolidated financial statements and notes.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and notes.

In June 2014, the FASB issued ASU No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, as of the grant date an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under the ASU. The ASU’s guidance is effective for all entities for reporting periods, including interim periods, beginning after December 15, 2015. Early adoption is permitted. In addition, all entities will have the option of applying the guidance either prospectively, only to awards granted or modified on or after the effective date, or retrospectively. Retrospective application would only apply to awards with performance targets outstanding at or after the beginning of the first annual period presented, the earliest presented comparative period. We do not expect our adoption of this new standard to have a material impact on our consolidated financial statements and notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six months of 2014, there were no material changes in the market risks as described in our annual report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to Note 13 to the consolidated financial statements in this quarterly report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks and uncertainties, including those disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2013. No material changes to the risk factors disclosed in such annual report on Form 10-K have been identified during the first six months of 2014.

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

The following table provides information with respect to purchases under our share repurchase program during the second quarter of 2014.

		Average	Total Number of Shares	Approximate Dollar Value
	Total Number	Price	Purchased as Part of	of Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Fiscal Month	Purchased(1)	Share	Plans or Programs(2)	Plans or Programs
April 1, 2014 through April 30, 2014	—	$—	—
May 1, 2014 through May 31, 2014	—	—	—
June 1, 2014 through June 30, 2014	—	—	—

Total	—	$—	—	$270,054

(1)	No shares were repurchased pursuant to our share repurchase program during the second quarter of 2014. As of June 30, 2014, we were authorized to spend up to an additional $270,054 to repurchase our outstanding shares. The repurchase program has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase program.
(2)	As of June 30, 2014, an aggregate of 50,502,778 shares were purchased for a total of $1,234,344 since the inception of the repurchase program announced on September 12, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibits

2.1	Deed of Amendment, dated 28 May 2014, to the Implementation Agreement, dated 13 February 2014, by and between AMEC plc and Foster Wheeler AG. (Filed as Exhibit 2.1 to Foster Wheeler AG’s Form 8-K, filed on May 28, 2014, and incorporated herein by reference.)

3.1	Articles of Association of Foster Wheeler AG.

23.1	Consent of Analysis, Research & Planning Corporation.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG

(Registrant)

Date: August 7, 2014	/s/ J. KENT MASTERS
J. KENT MASTERS
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: August 7, 2014	/s/ FRANCO BASEOTTO
FRANCO BASEOTTO
EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER