Form 10-Q
period 2014-09-30
FOSTER WHEELER AG
filed 2014-11-03
CIK 1130385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,126,791 registered shares were outstanding as of October 24, 2014.

FOSTER WHEELER AG

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands of dollars, except per share amounts)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues	$859,721	$801,826	$2,445,187	$2,455,377
Cost of operating revenues	728,969	648,360	2,063,855	2,028,858

Contract profit	130,752	153,466	381,332	426,519

Selling, general and administrative expenses	80,118	85,521	245,312	265,654
Other income, net	(7,684)	(9,873)	(54,234)	(32,638)
Other deductions, net	13,384	7,557	25,613	23,359
Interest income	(1,207)	(1,307)	(4,120)	(4,251)
Interest expense	2,669	3,388	4,485	9,976
Net asbestos-related provision/(gain)	1,956	2,000	5,173	(9,750)

Income from continuing operations before income taxes	41,516	66,180	159,103	174,169
Provision for income taxes	15,753	17,794	31,826	36,273

Income from continuing operations	25,763	48,386	127,277	137,896

Discontinued operations:
Income from discontinued operations before income taxes	—	1,760	—	265
Provision for income taxes from discontinued operations	—	—	—	—

Income from discontinued operations	—	1,760	—	265

Net income	25,763	50,146	127,277	138,161

Less: Net income/(loss) attributable to noncontrolling interests	323	(467)	(824)	3,823

Net income attributable to Foster Wheeler AG	$25,440	$50,613	$128,101	$134,338

Amounts attributable to Foster Wheeler AG:
Income from continuing operations	$25,440	$48,853	$128,101	$134,073
Income from discontinued operations	—	1,760	—	265

Net income attributable to Foster Wheeler AG	$25,440	$50,613	$128,101	$134,338

Basic earnings per share attributable to Foster Wheeler AG:
Income from continuing operations (see Note 1)	$0.25	$0.50	$1.28	$1.33
Income from discontinued operations	—	0.02	—	—

Net income attributable to Foster Wheeler AG	$0.25	$0.52	$1.28	$1.33

Diluted earnings per share attributable to Foster Wheeler AG:
Income from continuing operations (see Note 1)	$0.25	$0.50	$1.27	$1.32
Income from discontinued operations	—	0.01	—	—

Net income attributable to Foster Wheeler AG	$0.25	$0.51	$1.27	$1.32

Return of capital distribution per share	$—	$—	$0.40	$—

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands of dollars)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$25,763	$50,146	$127,277	$138,161
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments	(36,649)	12,126	(36,383)	(7,588)
Tax impact	11	—	20	—

Foreign currency translation adjustments, net of tax	(36,638)	12,126	(36,363)	(7,588)

Cash flow hedges adjustments:
Unrealized loss	(1,859)	(1,456)	(4,567)	(148)
Tax impact	645	495	1,595	(1)

Unrealized loss, net of tax	(1,214)	(961)	(2,972)	(149)

Reclassification for losses included in net income (see Note 8 for further information)	983	1,123	3,047	3,407
Tax impact	(334)	(382)	(1,036)	(1,051)

Reclassification for losses included in net income, net of tax	649	741	2,011	2,356

Total cash flow hedges adjustments, net of tax	(565)	(220)	(961)	2,207

Pension and other postretirement benefits adjustments, net of tax:
Net actuarial loss	(880)	—	(4,860)	—
Tax impact	107	—	605	—

Net actuarial loss, net of tax	(773)	—	(4,255)	—

Amortization included in net periodic pension cost (see Note 6 for further information):
Net actuarial loss	4,274	4,768	12,726	14,365
Tax impact	(466)	(298)	(1,386)	(1,303)

Net actuarial loss, net of tax	3,808	4,470	11,340	13,062

Prior service credit	(1,463)	(1,257)	(4,364)	(3,781)
Tax impact	117	50	348	232

Prior service credit, net of tax	(1,346)	(1,207)	(4,016)	(3,549)

Transition obligation	5	14	14	42
Tax impact	—	(15)	(2)	(9)

Transition obligation, net of tax	5	(1)	12	33

Total pension and other postretirement benefits adjustments, net of tax	1,694	3,262	3,081	9,546

Other comprehensive (loss)/income, net of tax	(35,509)	15,168	(34,243)	4,165

Comprehensive (loss)/income	(9,746)	65,314	93,034	142,326
Less: Comprehensive (loss)/income attributable to noncontrolling interests	(211)	11	(1,894)	3,151

Comprehensive (loss)/income attributable to Foster Wheeler AG	$(9,535)	$65,303	$94,928	$139,175

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands of dollars, except share data and per share amounts)

(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$447,658	$556,190
Accounts and notes receivable, net:
Trade	620,866	671,770
Other	73,771	57,262
Contracts in process	237,249	197,232
Prepaid, deferred and refundable income taxes	51,513	62,856
Other current assets	38,079	38,431

Total current assets	1,469,136	1,583,741

Land, buildings and equipment, net	253,537	279,981
Restricted cash	60,417	82,867
Notes and accounts receivable - long-term	13,627	15,060
Investments in and advances to unconsolidated affiliates	165,846	181,315
Goodwill	164,650	169,801
Other intangible assets, net	100,235	113,463
Asbestos-related insurance recovery receivable	102,926	120,489
Other assets	147,341	143,848
Deferred tax assets	43,200	49,707

TOTAL ASSETS	$2,520,915	$2,740,272

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current Liabilities:
Current installments on long-term debt	$15,867	$12,513
Accounts payable	243,589	282,403
Accrued expenses	255,035	304,312
Billings in excess of costs and estimated earnings on uncompleted contracts	481,211	569,652
Income taxes payable	38,536	39,078

Total current liabilities	1,034,238	1,207,958

Long-term debt	96,479	113,719
Deferred tax liabilities	41,448	39,714
Pension, postretirement and other employee benefits	101,281	111,221
Asbestos-related liability	232,823	257,180
Other long-term liabilities	138,264	210,651
Commitments and contingencies

TOTAL LIABILITIES	1,644,533	1,940,443

Temporary Equity:
Non-vested share-based compensation awards subject to redemption	18,072	15,664

TOTAL TEMPORARY EQUITY	18,072	15,664

Equity:
Registered shares:
CHF 3.00 par value; authorized: 158,939,285 shares and 157,863,694 shares;
conditionally authorized: 57,092,821 shares and 58,168,412 shares;
issued: 106,718,491 shares and 105,642,900 shares;
outstanding: 100,126,791 shares and 99,051,200 shares.	263,568	259,937
Paid-in capital	203,359	216,450
Retained earnings	1,061,261	933,160
Accumulated other comprehensive loss	(542,490)	(509,317)
Treasury shares (outstanding: 6,591,700 shares and 6,591,700 shares)	(150,131)	(150,131)

TOTAL FOSTER WHEELER AG SHAREHOLDERS’ EQUITY	835,567	750,099

Noncontrolling interests	22,743	34,066

TOTAL EQUITY	858,310	784,165

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$2,520,915	$2,740,272

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands of dollars)

(unaudited)

	Registered Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Foster Wheeler AG Shareholders’ Equity	Noncontrolling Interests	Total Equity
Nine Months Ended September 30, 2013
Balance at December 31, 2012	$269,633	$266,943	$835,993	$(567,603)	$(90,976)	$713,990	$43,403	$757,393
Net income	—	—	134,338	—	—	134,338	3,823	138,161
Other comprehensive (loss)/income, net of tax	—	—	—	4,837	—	4,837	(672)	4,165
Issuance of registered shares upon exercise of stock options	637	3,656	—	—	—	4,293	—	4,293
Issuance of registered shares upon vesting of restricted awards	952	(952)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,579)	(12,579)
Share-based compensation expense	—	10,400	—	—	—	10,400	—	10,400
Excess tax shortfall related to share-based compensation	—	(123)	—	—	—	(123)	—	(123)
Repurchase of registered shares	—	—	—	—	(150,131)	(150,131)	—	(150,131)
Retirement of registered shares	(13,608)	(77,368)	—	—	90,976	—	—	—

Balance at September 30, 2013	$257,614	$202,556	$970,331	$(562,766)	$(150,131)	$717,604	$33,975	$751,579

Nine Months Ended September 30, 2014

Balance at December 31, 2013	$259,937	$216,450	$933,160	$(509,317)	$(150,131)	$750,099	$34,066	$784,165
Net income/(loss)	—	—	128,101	—	—	128,101	(824)	127,277
Other comprehensive (loss)/income, net of tax	—	—	—	(33,173)	—	(33,173)	(1,070)	(34,243)
Issuance of registered shares upon exercise of stock options	2,376	15,962	—	—	—	18,338	—	18,338
Issuance of registered shares upon vesting of restricted awards	1,255	(1,255)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,429)	(9,429)
Share-based compensation expense	—	11,933	—	—	—	11,933	—	11,933
Excess tax benefit related to share-based compensation	—	162	—	—	—	162	—	162
Return of capital distribution	—	(39,893)	—	—	—	(39,893)	—	(39,893)

Balance at September 30, 2014	$263,568	$203,359	$1,061,261	$(542,490)	$(150,131)	$835,567	$22,743	$858,310

See notes to consolidated financial statements.

FOSTER WHEELER AG AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands of dollars)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$127,277	$138,161
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	44,535	42,828
Reversal of previously accrued unrecognized tax benefits	(22,339)	—
Net non-cash asbestos-related provision	6,000	6,000
Share-based compensation expense	14,341	14,119
Excess tax (benefit)/shortfall related to share-based compensation	(162)	123
Deferred income tax provision	16,199	62
Dividends, net of equity in earnings of unconsolidated affiliates	3,793	28,744
Other noncash items, net	(462)	86
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in receivables	8,817	4,833
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	(118,908)	(17,463)
Decrease in accounts payable and accrued expenses	(89,667)	(45,316)
Net change in other current assets and liabilities	(4,520)	(31,296)
Net change in other long-term assets and liabilities	(36,160)	(26,799)

Net cash (used in)/provided by operating activities — continuing operations	(51,256)	114,082

Net cash used in operating activities — discontinued operations	—	(385)

Net cash (used in)/provided by operating activities	(51,256)	113,697

CASH FLOWS FROM INVESTING ACTIVITIES
Payments related to acquisition of businesses, net of cash acquired	(2,000)	(52,770)
Proceeds from disposition of business	—	48,600
Change in restricted cash	18,848	9,249
Capital expenditures	(17,826)	(21,810)
Investments in and advances to unconsolidated affiliates	—	(11,591)
Other investing activities	534	40

Net cash used in investing activities — continuing operations	(444)	(28,282)

Net cash provided by investing activities — discontinued operations	—	385

Net cash used in investing activities	(444)	(27,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	—	(150,131)
Return of capital distribution	(39,893)	—
Distributions to noncontrolling interests	(9,429)	(12,579)
Proceeds from stock options exercised	18,338	4,293
Excess tax benefit/(shortfall) related to share-based compensation	162	(123)
Repayment of debt and capital lease obligations	(7,693)	(8,627)

Net cash used in financing activities	(38,515)	(167,167)

Effect of exchange rate changes on cash and cash equivalents	(18,317)	(3,826)

Decrease in cash and cash equivalents	(108,532)	(85,193)

Less: Increase/(decrease) in cash and cash equivalents — discontinued operations	—	—

Decrease in cash and cash equivalents — continuing operations	(108,532)	(85,193)

Cash and cash equivalents at beginning of year	556,190	582,322

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$447,658	$497,129

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Number of separate projects	5	10	23	28
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions	$6,200	$30,200	$36,600	$74,800

Please see Note 12 for further information related to changes in final estimated contract profit and the impact on business segment results.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims as additional contract revenue if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. These two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred, which can include amounts from unapproved change orders when the two requirements described above are met. Unapproved change orders or similar items subject to uncertainty that do not meet the two requirements described above are expensed without the recognition of additional contract revenue. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. Our consolidated financial statements included commercial claims of $26,500 and $4,500 as of September 30, 2014 and December 31, 2013, respectively, of which substantially all costs had been incurred as of September 30, 2014 and December 31, 2013.

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs upon execution of the anticipated contract. In the event that we defer pre-contract costs and we are not successful in obtaining the contract, we write off the deferred costs through our consolidated statement of operations in the period when we no longer assess recoverability of such costs as probable. Deferred pre-contract costs were inconsequential as of September 30, 2014 and December 31, 2013.

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

In accordance with terms under our long-term contracts, our customers may withhold certain percentages of such billings until completion and acceptance of the work performed, which we refer to as retention receivables. Final payment of retention receivables might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, are included in current assets on the consolidated balance sheet. We have not recorded a provision for the outstanding retention receivable balances as of September 30, 2014 or December 31, 2013.

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

As of September 30, 2014 and December 31, 2013, we participated in certain entities determined to be VIEs, including a gas-fired cogeneration facility in Martinez, California and a refinery/electric power generation project in Chile. We consolidate the operations of the Martinez project while we record our participation in the project in Chile on the equity method of accounting.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Financial instruments valued independent of the fair value hierarchy:

•	Cash, Cash Equivalents and Restricted Cash — The carrying value of our cash, cash equivalents and restricted cash approximates fair value because of the demand nature of many of our deposits or short-term maturity of these instruments.

Financial instruments valued within the fair value hierarchy:

•	Long-term Debt — We estimate the fair value of our long-term debt (including current installments) based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities using level 2 inputs.

•	Foreign Currency Forward Contracts — We estimate the fair value of foreign currency forward contracts by obtaining quotes from financial institutions or market transactions in either the listed or over-the-counter markets. Our estimate of the fair value of foreign currency forward contracts also includes an assessment of non-performance by our counterparties. We further corroborate the valuations with observable market data using level 2 inputs.

•	Interest Rate Swaps — We estimate the fair value of our interest rate swaps based on quotes obtained from financial institutions, which we further corroborate with observable market data using level 2 inputs.

•	Defined Benefit Pension Plan Assets — We estimate the fair value of investments in equity securities at each year-end based on quotes obtained from financial institutions. The fair value of investments in commingled funds, invested primarily in debt and equity securities, is based on the net asset values communicated by the respective asset manager. We further corroborate the above valuations with observable market data using level 1 and 2 inputs. Additionally, we hold investments in private investment funds that are valued at net asset value as communicated by the asset manager using level 2 or 3 unobservable market data inputs.

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Fair value measurements:
Assets:
Assets measured at fair value on a recurring basis:
Foreign currency forward contracts	$—	$4,736	$—	$—	$7,361	$—

Assets measured at fair value on a non-recurring basis:
Investment in an unconsolidated affiliate	$—	$—	$—	$—	$—	$35,096

Liabilities:
Liabilities measured at fair value on a recurring basis:
Foreign currency forward contracts	$—	$9,625	$—	$—	$2,405	$—
Interest rate swap contracts	—	8,255	—	—	7,866	—

Total liabilities measured at fair value on a recurring basis	$—	$17,880	$—	$—	$10,271	$—

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

The computations of basic and diluted earnings per share from continuing operations were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations attributable to Foster Wheeler AG	$25,440	$48,853	$128,101	$134,073

Basic weighted-average number of shares outstanding	100,081,772	98,172,200	99,691,325	100,830,719
Effect of dilutive securities	1,093,835	431,386	1,255,861	495,874

Diluted weighted-average number of shares outstanding	101,175,607	98,603,586	100,947,186	101,326,593

Income from continuing operations per share:
Basic	$0.25	$0.50	$1.28	$1.33

Diluted	$0.25	$0.50	$1.27	$1.32

The following table summarizes share-based compensation awards not included in the calculation of diluted earnings per share as the assumed proceeds from those awards, on a per share basis, were greater than the average share price for the period, which would result in an antidilutive effect on diluted earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	236,034	1,356,167	346,604	1,393,499

Performance-based restricted share units	422,757	1,144,694	—	1,144,694

Pending Exchange Offer and Our Acquisition by AMEC plc – On February 13, 2014, we entered into an Implementation Agreement (as amended from time to time, including by the letter agreement dated March 28, 2014, the deed of amendment dated May 28, 2014 and the deed of amendment dated October 2, 2014, “Implementation Agreement”) with AMEC plc (“AMEC”) relating to the pending acquisition of all of the issued and to be issued registered shares, par value CHF 3.00 per share, of Foster Wheeler AG (the “FW shares”) by AMEC. On the terms and subject to the conditions of the Implementation Agreement, on October 7, 2014, AMEC International Investments B.V. (a direct, wholly owned subsidiary of AMEC) commenced an exchange offer (the “Offer”) to acquire all of the FW shares, pursuant to which each validly tendered FW share will be exchanged for a combination (subject to election by each Foster Wheeler shareholder as described in our Current Report on
Form 8-K filed with the Securities and Exchange Commission on February 13, 2014) of (a) $16.00 in cash plus (b) 0.8998 ordinary shares, par value £0.50 per share, of AMEC (“AMEC shares”) or, at the election of such holder, American Depositary Shares representing such number of AMEC shares.

The Offer will expire at 11:59 p.m. New York City time on November 4, 2014, unless the expiration date of the Offer is extended by AMEC.

For a full description of the Offer, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2014 and our Solicitation/Recommendation Statement on Schedule 14D-9, or Schedule 14D-9, filed with the Securities and Exchange Commission on October 7, 2014.

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

In October 2014, we acquired all of the ordinary shares and options of MDM Engineering Group Limited (“MDM Engineering”) in a cash transaction for approximately $109,000. MDM Engineering is operationally located in South Africa and is a minerals process and project management company focused on the mining industry. The company provides a wide range of services from preliminary and final feasibility studies, through to plant design, construction and commissioning. The preliminary purchase price allocation and pro forma information for this acquisition will be included in our fourth quarter 2014 consolidated financial statements. During the fourth quarter of 2014, we expect to record an aggregate increase of goodwill and other intangible assets of approximately $89,000 in connection with this acquisition. The assets, liabilities and results of operations of this business will be included within our Global Engineering and Construction Group (“Global E&C Group”) business segment.

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

We account for these investments in Italy and Chile under the equity method. The following is summarized financial information for these entities (each as a whole) based on where the projects are located:

	September 30, 2014		December 31, 2013
	Italy	Chile	Italy	Chile
Balance Sheet Data:
Current assets	$130,960	$63,660	$156,844	$66,867
Other assets (primarily buildings and equipment)	233,054	81,725	259,392	88,936
Current liabilities	103,562	20,172	108,769	25,643
Other liabilities (primarily long-term debt)	122,660	14,482	149,578	14,482

Net assets	$137,792	$110,731	$157,889	$115,678

	Quarter Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Italy	Chile	Italy	Chile	Italy	Chile	Italy	Chile
Income Statement Data:
Total revenues	$31,043	$18,360	$30,570	$18,065	$96,530	$60,594	$97,585	$59,394
Gross profit	9,565	8,637	6,700	12,539	39,158	28,442	20,702	36,097
Income before taxes	5,894	8,086	5,125	11,928	10,602	24,692	15,478	34,066
Net earnings	676	6,469	3,180	9,303	1,666	19,754	9,919	26,535

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

Our consolidated financial statements reflect the following amounts related to our unconsolidated affiliates in Italy and Chile:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Equity in the net earnings of unconsolidated affiliates	$4,753	$6,943	$14,550	$27,381
Distributions from equity affiliates	$—	$—	$19,813	$55,933

	September 30, 2014	December 31, 2013
Investments in unconsolidated affiliates	$139,230	$150,558

Our projects in Italy recognized equity earnings of $378 and $1,530 in the third quarter of 2014 and 2013, respectively, and recognized equity earnings of $1,188 and $4,914 in the first nine months of 2014 and 2013, respectively. Our equity earnings were unfavorably impacted in the quarter and nine months ended September 30, 2014, compared to the corresponding periods in 2013, due to the expiration of a royalty agreement at our project that generated earnings from royalty payments linked to the price of natural gas. This project experienced decreased equity earnings in the quarter and nine months ended September 30, 2014, compared to the corresponding periods in 2013, of $1,000 and $2,300, respectively. Additionally, our equity earnings from our projects in Italy, during the nine months ended September 30, 2014, were unfavorably impacted by a provision for a tariff related to the net power supplied to the electrical grid at our waste-to-energy project. The impact of this provision decreased our equity earnings by $1,300, of which $1,100 related to the impact of the tariff for years prior to 2014. Our waste-to-energy project experienced a decrease in equity earnings in the nine months ended September 30, 2014, compared to the corresponding period in 2013, of $700.

Our equity earnings from our project in Chile were $4,375 and $5,413 in the third quarter of 2014 and 2013, respectively, and were $13,362 and $22,467 in the first nine months of 2014 and 2013, respectively. Our equity earnings in the quarter and nine months September 30, 2014 were unfavorably impacted by a decrease in the average electric tariff rates in 2014, as compared to the average electric tariff rates in the corresponding periods in 2013, which resulted in decreased equity earnings of $1,600 and $2,600, respectively. The decrease in equity earnings in the nine months ended September 30, 2014, compared to the same period in 2013, was primarily driven by three additional items: a $3,200 increase in our share of the project’s 2012 earnings recognized in the nine months ended September 30, 2013 as a result of a revised earnings allocation for 2012 that was approved in connection with the approval by the project’s governing board of the 2012 earnings distribution in the second quarter of 2013; a $3,000 increase from the reversal of an insurance-related contingency during the second quarter of 2013; and the unfavorable impact of a reversal of a risk contingency in the first quarter of 2013 associated with the insurance proceeds received by our project in Chile in connection with its 2010 earthquake loss. Excluding the above items, equity earnings would have shown an increase when comparing the nine months ended September 30, 2014 to the same period in 2013.

We have guaranteed certain performance obligations of our project in Chile. We have a contingent obligation, which is measured annually based on the operating results of our project in Chile for the preceding year and is shared equally with our minority interest partner. We did not have a current payment obligation under this guarantee as of September 30, 2014 or December 31, 2013.

We also have a wholly-owned subsidiary that provides operations and maintenance services to our project in Chile. We record the fees for operations and maintenance services in operating revenues on our consolidated statement of operations and the corresponding receivable in trade accounts and notes receivable on our consolidated balance sheet.

Our consolidated financial statements include the following balances related to our project in Chile:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fees for operations and maintenance services (included in operating revenues)	$2,731	$2,800	$8,193	$8,399

	September 30, 2014	December 31, 2013
Receivable from our unconsolidated affiliate in Chile (included in trade receivables)	$14,378	$7,866

We also have guaranteed the performance obligations of our wholly-owned subsidiary under the operations and maintenance agreement governing our project in Chile. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have ever been paid under the guarantee.

During the quarter and nine months ended September 30, 2013, we acquired a 49% interest in a joint venture company that is fully licensed to engineer, procure and construct process facilities in China. We paid cash consideration of approximately 72,000 CYN (approximately $11,600 based on the exchange rate in effect on the closing date). This investment is included within our Global E&C Group and included in investments in and advances to unconsolidated affiliates on our consolidated balance sheet.

Other Investments

We are the majority equity partner and general partner of a gas-fired cogeneration project in Martinez, California, which we have determined to be a VIE as of September 30, 2014 and December 31, 2013. We are the primary beneficiary of the VIE, since we have the power to direct the activities that most significantly impact the VIE’s performance. These activities include the operations and maintenance of the facilities. Accordingly, as the primary beneficiary of the VIE, we have consolidated this entity. The aggregate net assets of this entity are presented below.

Balance Sheet Data (excluding intercompany balances):	September 30, 2014	December 31, 2013
Current assets	$5,226	$5,897
Other assets (primarily buildings and equipment)	33,006	36,118
Current liabilities	2,036	3,024
Other liabilities	4,327	4,819

Net assets	$31,869	$34,172

4. Goodwill and Other Intangible Assets

We have tracked accumulated goodwill impairments since the beginning of fiscal year 2002, our date of adoption of the accounting guidelines related to the assessment of goodwill for impairment. There were no accumulated goodwill impairment losses since that date. The following table provides our net carrying amount of goodwill by geographic region in which our reporting units are located:

	Global E&C Group		Global Power Group
Geographic Regions:	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
North America	$83,110	$84,447	$6,792	$4,266
Asia	761	761	—	—
Europe	6,645	6,787	66,773	72,959
Middle East	569	581	—	—

Total	$91,085	$92,576	$73,565	$77,225

Our Global Power Group’s goodwill in North America increased for the SESS business acquisition described in Note 2. All other changes in each of the regions during the nine months ended September 30, 2014 were the result of the impact of foreign currency translation adjustments.

The following table sets forth amounts relating to our identifiable intangible assets:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$41,996	$(35,447)	$6,549	$41,526	$(34,477)	$7,049
Trademarks	65,012	(34,801)	30,211	66,320	(34,113)	32,207
Customer relationships, pipeline and backlog	93,028	(33,374)	59,654	95,199	(25,911)	69,288
Technology	6,294	(2,473)	3,821	6,887	(1,968)	4,919

Total	$206,330	$(106,095)	$100,235	$209,932	$(96,469)	$113,463

As of September 30, 2014, the net carrying amounts of our identifiable intangible assets were $41,823 for our Global Power Group and $58,412 for our Global E&C Group. Amortization expense related to identifiable intangible assets is recorded within cost of operating revenues on the consolidated statement of operations. Amortization expense related to assets other than identifiable intangible assets was not material in the nine months ended September 30, 2014 and 2013.

The following table details amortization expense related to identifiable intangible assets by period:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization expense	$4,192	$4,291	$12,454	$12,330

Approximate full year amortization expense for years:
2014	$16,500
2015	11,400
2016	9,900
2017	9,500
2018	9,200

5. Borrowings

The following table shows the components of our long-term debt:

	September 30, 2014			December 31, 2013
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$3,439	$47,674	$51,113	$3,040	$51,359	$54,399
Special-Purpose Limited Recourse Project Debt:
FW Power S.r.l.	7,073	47,522	54,595	7,433	55,722	63,155
Energia Holdings, LLC at 11.443% interest, due April 15, 2015	5,355	—	5,355	2,040	5,355	7,395
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2024	—	1,283	1,283	—	1,283	1,283

Total	$15,867	$96,479	$112,346	$12,513	$113,719	$126,232

Estimated fair value			$122,500			$139,912

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

Our senior credit agreement contains various customary restrictive covenants. In addition, our senior credit agreement contains financial covenants relating to leverage and interest coverage ratios. Our total leverage ratio compares total indebtedness to EBITDA, as defined in the credit agreement, and our total interest coverage ratio compares EBITDA, as defined in the credit agreement, to interest expense. Both the leverage and interest coverage ratios are measured quarterly. In addition, the leverage ratio is measured as of any date of determination for certain significant events. All such terms are defined in our senior credit agreement. We have been in compliance with all financial covenants and other provisions of our senior credit agreement during the nine months ended September 30, 2014 and 2013.

As described in Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q, on October 7, 2014, AMEC commenced the Offer to acquire all of the FW shares. The Offer will expire at 11:59 p.m. New York City time on November 4, 2014, unless the expiration date of the Offer is extended by AMEC. If the conditions to the Offer are satisfied or waived and the Offer is consummated, we will be in default under our senior credit agreement if such agreement is not amended or terminated. We are currently in discussion with the administrative agent targeting the cancellation of the credit facility concurrently with the change of control event.

We had approximately $290,600 and $253,900 of letters of credit outstanding under our senior credit agreement as of September 30, 2014 and December 31, 2013, respectively. The letter of credit fees under our senior credit agreement as of September 30, 2014 and December 31, 2013 ranged from 0.75% to 1.50% of the outstanding amount, excluding fronting fees. There were no funded borrowings outstanding under our senior credit agreement as of September 30, 2014 and December 31, 2013.

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

Based on the minimum statutory funding requirements for 2014, we are not required to make any mandatory contributions to our U.S. pension plans. The following table provides details on 2014 mandatory contribution activity for our non-U.S. pension plans:

Contributions in the nine months ended September 30, 2014	$7,400
Remaining contributions expected for the year 2014	800

Contributions expected for the year 2014	$8,200

We did not make any discretionary contributions during the first nine months of 2014; however, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during the remainder of 2014.

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

Components of net periodic benefit (credit)/cost include:

	Defined Benefit Pension Plans				Other Postretirement Benefit Plans
	Quarter Ended September 30,		Nine Months Ended September 30,		Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Net periodic benefit (credit)/cost:
Service cost	$313	$277	$814	$869	$7	$14	$20	$42
Interest cost	14,258	12,619	42,308	38,158	570	606	1,710	2,017
Expected return on plan assets	(18,790)	(16,023)	(55,810)	(48,411)	—	—	—	—
Amortization of net actuarial loss/(gain)	4,303	4,548	12,814	13,705	(29)	220	(88)	660
Amortization of prior service credit	(589)	(383)	(1,742)	(1,159)	(874)	(874)	(2,622)	(2,622)
Amortization of transition obligation	5	14	14	42	—	—	—	—

Net periodic benefit (credit)/cost	$(500)	$1,052	$(1,602)	$3,204	$(326)	$(34)	$(980)	$97

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

We maintain liabilities for environmental matters for properties owned and for properties covered under the indemnification obligations described above for businesses and/or assets that we previously owned and sold to third parties. As of September 30, 2014 and December 31, 2013, the carrying amounts of our environmental liabilities were $6,400 and $6,800, respectively.

We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Nine Months Ended September 30,
Warranty Liability:	2014	2013
Balance at beginning of year	$73,500	$90,100
Accruals	16,700	16,700
Settlements	(3,800)	(10,400)
Adjustments to provisions*	(15,100)	(16,000)
Foreign currency translation	(2,500)	(100)

Balance at end of period	$68,800	$80,300

*	Adjustments to the provisions represent reversals of warranty provisions that are no longer required.

We are contingently liable under standby letters of credit, bank guarantees and surety bonds, totaling $887,500 and $960,500 as of September 30, 2014 and December 31, 2013, respectively, primarily for guarantees of our performance on projects currently in execution or under warranty. These amounts include the standby letters of credit issued under our senior unsecured credit agreement discussed in Note 5 and under other facilities worldwide. No material claims have been made against these guarantees, and based on our experience and current expectations, we do not anticipate any material claims.

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

Fair Values of Derivative Financial Instruments
		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2014	December 31, 2013	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$—	$—	Other long-term liabilities	$8,255	$7,866
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	4,575	7,157	Contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts	8,938	2,018
Foreign currency forward contracts	Other accounts receivable	161	204	Accounts payable	687	387

Total derivatives		$4,736	$7,361		$17,880	$10,271

Foreign Currency Exchange Rate Risk

We operate on a worldwide basis with operations that subject us to foreign currency exchange rate risk mainly relative to the British pound, Chinese yuan, Euro and U.S. dollar as of September 30, 2014. Under our risk management policies, we do not hedge translation risk exposure. All activities of our affiliates are recorded in their functional currency, which is typically the local currency in the country of domicile of the affiliate. In the ordinary course of business, our affiliates enter into transactions in currencies other than their respective functional currencies. We seek to minimize the resulting foreign currency transaction risk by contracting for the procurement of goods and services in the same currency as the sales value of the related long-term contract. We further mitigate the risk through the use of foreign currency forward contracts to hedge the exposed item, such as anticipated purchases or revenues, back to their functional currency.

The notional amount of our foreign currency forward contracts provides one measure of our transaction volume outstanding as of the balance sheet date. As of September 30, 2014, we had a total gross notional amount, measured in U.S. dollar equivalent, of approximately $582,500 related to foreign currency forward contracts. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market exchange rates during the remaining life of the instruments. The contract maturity dates range from the remainder of 2014 through 2016.

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

The gain or loss from the remaining uncompleted portion of our projects and other non-project related transactions were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Quarter Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Foreign currency forward contracts	Cost of operating revenues	$(4,825)	$5,616	$(4,925)	$1,700
Foreign currency forward contracts	Other deductions, net	916	121	(238)	(1,402)

Total		$(3,909)	$5,737	$(5,163)	$298

The mark-to-market adjustments on foreign currency forward exchange contracts for these unrealized gains or losses are primarily recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet.

During the nine months ended September 30, 2014 and 2013, we included net cash inflows on the settlement of derivatives of $2,841 and $5,179, respectively, within the “net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts,” a component of cash flows from operating activities on the consolidated statement of cash flows.

Interest Rate Risk

We use interest rate swap contracts to manage interest rate risk associated with a portion of our variable rate special-purpose limited recourse project debt. The aggregate notional amount of the receive-variable/pay-fixed interest rate swaps for our consolidated entities was approximately $49,100 as of September 30, 2014.

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

The impact from interest rate swap contracts in cash flow hedging relationships for our consolidated entities was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Unrealized loss recognized in other comprehensive income	$(1,164)	$(817)	$(2,908)	$(6)
Loss reclassified from accumulated other comprehensive loss to interest expense	578	630	1,755	1,885

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

9. Share-Based Compensation

Our share-based compensation plan includes both stock options and restricted awards. The following table summarizes our share-based compensation expense and related income tax benefit:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Share-based compensation	$4,777	$4,638	$14,341	$14,119
Related income tax benefit	350	153	999	599

As of September 30, 2014, we had total unrecognized compensation cost related to restricted share units, or RSUs, performance-based restricted share units, or performance RSUs, and stock options of $15,425, $10,869 and $843, respectively. Those amounts are expected to be recognized as expense over a weighted-average period of approximately two years.

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

We did not grant any stock options during the nine months ended September 30, 2014 or 2013.

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

Reconciliations of temporary equity for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of year	$15,664	$8,594
Compensation cost during the period for those equity awards with intrinsic value on the grant date	12,486	11,085
Intrinsic value of equity awards vested during the period for those equity awards with intrinsic value on the grant date	(10,078)	(7,366)

Balance at end of period	$18,072	$12,313

Our articles of association provide for conditional capital for the issuance of shares under our share-based compensation plan and other convertible or exercisable securities we may issue in the future. Conditional capital decreases upon issuance of shares in connection with the exercise of outstanding stock options or vesting of restricted awards, with an offsetting increase to our issued and authorized share capital. As of September 30, 2014, our remaining available conditional capital was 57,092,821 shares.

10. Accumulated Other Comprehensive Loss

Below are the adjustments included in other comprehensive loss related to foreign currency translation, cash flow hedges and pension and other postretirement benefits and their related tax provision/(benefit) and balances attributable to noncontrolling interests and Foster Wheeler AG:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Foreign currency translation	$(36,649)	$12,126	$(36,383)	$(7,588)
Tax impact	11	—	20	—

Foreign currency translation, net of tax	(36,638)	12,126	(36,363)	(7,588)
Less: Attributable to noncontrolling interests	(537)	476	(1,081)	(678)

Attributable to Foster Wheeler AG	$(36,101)	$11,650	$(35,282)	$(6,910)

Cash flow hedges*	$(876)	$(333)	$(1,520)	$3,259
Tax impact	311	113	559	(1,052)

Attributable to Foster Wheeler AG	$(565)	$(220)	$(961)	$2,207

Pension and other postretirement benefits	$1,936	$3,525	$3,516	$10,626
Tax impact	(242)	(263)	(435)	(1,080)

Pension and other postretirement benefits, net of tax	$1,694	$3,262	$3,081	$9,546
Less: Attributable to noncontrolling interests	3	2	11	6

Attributable to Foster Wheeler AG	$1,691	$3,260	$3,070	$9,540

Other comprehensive (loss)/income attributable to Foster Wheeler AG	$(34,975)	$14,690	$(33,173)	$4,837

*	Cash flow hedges include the impact of our proportionate share from unconsolidated affiliates accounted for under the equity method of accounting.

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

Below is a rollforward of accumulated other comprehensive loss adjusted for other comprehensive income/(loss) items attributable to Foster Wheeler AG (all amounts net of tax):

	Accumulated Other Comprehensive Loss
	Accumulated Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(86,729)	$(12,412)	$(468,462)	$(567,603)
Other comprehensive (loss)/income	(6,910)	2,207	9,540	4,837

Balance at September 30, 2013	$(93,639)	$(10,205)	$(458,922)	$(562,766)

Balance at December 31, 2013	$(92,017)	$(8,845)	$(408,455)	$(509,317)
Other comprehensive (loss)/income	(35,282)	(961)	3,070	(33,173)

Balance at September 30, 2014	$(127,299)	$(9,806)	$(405,385)	$(542,490)

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

Effective Tax Rate for 2014

Our effective tax rate for the first nine months of 2014 was lower than the U.S. statutory rate of 35% primarily because of the net impact of the following:

•	Income earned in non-U.S. jurisdictions contributed to an approximate nine-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items;

•	Discrete items which occurred during the first nine months of 2014, primarily relating to the net reversal of previously accrued liabilities for uncertain tax positions, which were released as a result of tax examination settlements and reassessments of future liabilities in non-U.S. jurisdictions, provided a seven-percentage point reduction to the effective tax rate for the first nine months of 2014; and

•	A valuation allowance increase because we were unable to recognize a tax benefit for losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which contributed to an approximate one-percentage point increase in our effective tax rate.

Effective Tax Rate for 2013

Our effective tax rate for the first nine months of 2013 was lower than the U.S. statutory rate of 35% primarily because of the net impact of the following:

•	Income earned in non-U.S. jurisdictions which contributed to an approximate 17-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items;

•	Discrete items which occurred in the first nine months of 2013, primarily relating to the reversal of a previously accrued liability for branch taxes no longer required to be paid as a result of an exemption received from a non-U.S. tax authority, which was partially offset by the impact of a change in the tax rate on net deferred tax assets in a non-U.S. jurisdiction, provided a net one-percentage point reduction to the effective tax rate for the first nine months of 2013; and

•	A valuation allowance increase because we were unable to recognize a tax benefit for year-to-date losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which contributed to an approximate three-percentage point increase in our effective tax rate.

We monitor on a quarterly basis the need for valuation allowances against the deferred tax assets that have been established in all taxing jurisdictions. In determining whether a valuation allowance is necessary, we evaluate all available evidence, both positive and negative, including a review of both historical performance and expected future profitability. We rely on forecasted future income based on management’s judgment to determine the recoverability of our deferred tax assets and review such forecasts on an ongoing basis. If future results are less than projected and if tax planning alternatives do not offset those effects, a valuation allowance may be required to reduce the deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.

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

A number of tax years are under audit by the relevant tax authorities in certain U.S. and non-U.S. jurisdictions. We anticipate that several of these audits may be concluded in the foreseeable future, including during the remainder of 2014. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. During the nine months ended September 30, 2014, we settled audits with non-U.S. tax authorities which resulted in the release of previously recorded liabilities for unrecognized tax benefits. These releases resulted in reductions to our tax provision, interest expense and penalties on our consolidated statement of operations of $10,800, $3,400, and $8,100, respectively. Other than these releases for audit settlements, it is not possible to estimate the magnitude of any such reduction at this time. We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions, net on our consolidated statement of operations.

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

Global Power Group

Our Global Power Group designs, manufactures and installs steam generating and auxiliary equipment for electric power generating stations, district heating and industrial facilities worldwide. Additionally, our Global Power Group holds a controlling interest and operates a combined-cycle gas turbine facility; and owns a noncontrolling interest in a petcoke-fired circulating fluidized-bed facility for refinery steam and power generation. Our Global Power Group generates revenues from engineering activities, equipment supply, construction contracts, operating and maintenance agreements, royalties from licensing its technology, and from returns on its investments in various power production facilities.

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

Operating Revenues from Continuing Operations

We conduct our business on a global basis. Operating revenues for our continuing operations by industry, business segment and geographic region, based upon where our projects are being executed, were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Revenues (Third-Party) by Industry:
Power generation	$185,649	$194,258	$582,144	$563,713
Oil refining	252,752	323,019	711,354	1,006,651
Pharmaceutical	20,873	29,308	63,562	107,706
Oil and gas	121,440	83,145	343,889	254,626
Chemical/petrochemical	201,441	124,284	520,687	360,831
Power plant design, operation and maintenance	55,796	41,773	166,126	125,282
Environmental	3,539	1,426	7,459	4,271
Other, net of eliminations	18,231	4,613	49,966	32,297

Total	$859,721	$801,826	$2,445,187	$2,455,377

Operating Revenues (Third-Party) by Business Segment:
Global E&C Group	$693,726	$615,028	$1,892,460	$1,865,721
Global Power Group	165,995	186,798	552,727	589,656

Total	$859,721	$801,826	$2,445,187	$2,455,377

Operating Revenues (Third-Party) by Geographic Region:
Africa	$17,074	$12,694	$44,558	$52,341
Asia Pacific	206,395	208,073	652,952	612,348
Europe	197,138	192,318	542,920	596,154
Middle East	135,609	91,482	398,467	236,284
North America	255,079	205,570	626,939	729,583
South America	48,426	91,689	179,351	228,667

Total	$859,721	$801,826	$2,445,187	$2,455,377

EBITDA

EBITDA is the primary measure of operating performance used by our chief operating decision maker. We define EBITDA as net income attributable to Foster Wheeler AG before interest expense, income taxes and depreciation and amortization.

A reconciliation of EBITDA to net income attributable to Foster Wheeler AG is shown below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
EBITDA:
Global E&C Group	$62,903	$59,940	$159,366	$157,261
Global Power Group	20,724	45,428	113,544	115,699
C&F Group (1)	(24,368)	(21,301)	(63,963)	(49,810)
Discontinued operations	—	1,760	—	4,184

Total EBITDA	59,259	85,827	208,947	227,334
Less: Discontinued operations	—	1,760	—	4,184

EBITDA from continuing operations	59,259	84,067	208,947	223,150

Add: Net income/(loss) attributable to noncontrolling interests	323	(467)	(824)	3,823
Less: Interest expense(2)	2,669	3,388	4,485	9,976
Less: Depreciation and amortization	15,397	14,032	44,535	42,828

Income from continuing operations before income taxes	41,516	66,180	159,103	174,169
Less: Provision for income taxes	15,753	17,794	31,826	36,273

Income from continuing operations	25,763	48,386	127,277	137,896
Income from discontinued operations(3)	—	1,760	—	265

Net income	25,763	50,146	127,277	138,161
Less: Net income/(loss) attributable to noncontrolling interests	323	(467)	(824)	3,823

Net income attributable to Foster Wheeler AG	$25,440	$50,613	$128,101	$134,338

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.
(2)	Interest expense during the nine months ended September 30, 2014 included a credit of $3,400 related to the reversal of previously accrued interest expense on unrecognized tax benefits which were released as a result of settlements with non-U.S. tax authorities.
(3)	Income from discontinued operations for the nine months ended September 30, 2013 included an impairment charge of $3,919 recognized in connection with our Camden, New Jersey waste-to-energy facility. Please refer to Note 14 for further information.

EBITDA in the above table includes the following:	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net increase in contract profit from the regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group	$2,400	$13,800	$13,600	$38,200
Global Power Group	3,800	16,400	23,000	36,600

Total	$6,200	$30,200	$36,600	$74,800

License settlement in our Global Power Group(2)	$—	$—	$32,500	$—

Litigation settlement in our E&C Group(3)	—	—	3,000	—

Reversal of previously accrued penalties on unrecognized tax benefits in our C&F Group(4)	—	—	8,100	—

Net asbestos-related provision/(gain) in our C&F Group(5)	$2,000	$2,000	$5,200	$(9,800)

Charges for severance-related postemployment benefits:
Global E&C Group	$800	$1,000	$2,800	$3,900
Global Power Group	600	3,000	700	4,100
C&F Group	—	—	—	400

Total	$1,400	$4,000	$3,500	$8,400

(1)	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 for further information regarding changes in our final estimated contract profit.
(2)	During the nine months ended September 30, 2014, our Global Power Group received a cash payment as a result of a favorable settlement in connection with the terms related to the expiration of a steam generator technology license, which was recognized in other income, net.
(3)	During the nine months ended September 30, 2014, our Global E&C Group recognized a favorable impact to EBITDA of $3,000 related to a post judgment settlement of a lawsuit for less than the previously accrued amount, which was recognized in other deductions, net.
(4)	During the nine months ended September 30, 2014, other deductions, net included a credit of $8,100 related to the reversal of previously accrued penalties on unrecognized tax benefits which were released as a result of settlements with non-U.S. tax authorities.
(5)	Please refer to Note 13 for further information regarding the revaluation of our asbestos liability and related asset.

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

We are expecting to complete the severance-related postemployment benefits activities in 2014 and the majority of facility-related cost reduction actions in 2015. No specific plans for significant other actions have been finalized at this time. The following table summarizes the liability balances and utilization by cost type related to the 2013 restructuring actions:

Net pre-tax restructuring costs	Severance	Facility exit, lease termination & other costs	Total
Balance as of December 31, 2013	$11,400	$2,100	$13,500
2014 charge	865	932	1,797
Utilization and foreign exchange	(5,511)	(373)	(5,884)
Adjustments to provisions*	(1,263)	(56)	(1,319)

Balance as of September 30, 2014	$5,491	$2,603	$8,094

*	Adjustments to the provisions represent reversals of the restructuring provisions that are no longer required.

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

Income from discontinued operations included the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
EBITDA from discontinued operations	$—	$1,760	$—	$4,184
Less: Interest expense	—	—	—	—
Less: Depreciation and amortization*	—	—	—	3,919

Income from discontinued operations before income taxes*	—	1,760	—	265
Less: Provision for income taxes	—	—	—	—

Income from discontinued operations*	$—	$1,760	$—	$265

*	During 2013, we recorded an impairment charge of $3,919 in connection with our Camden, New Jersey waste-to-energy facility which was recorded as depreciation expense within income from discontinued operations. Please refer to Note 14 for further information.

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

United States

A summary of our U.S. claim activity is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
Number of Claims by period:	2014	2013	2014	2013
Open claims at beginning of period	124,380	124,810	125,240	125,310
New claims	910	950	2,780	3,410
Claims resolved	(6,530)	(510)	(9,260)	(3,470)

Open claims at end of period	118,760	125,250	118,760	125,250

We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through the third quarter of 2029. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

U.S. Asbestos	September 30, 2014	December 31, 2013
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$16,909	$20,256
Asbestos-related insurance recovery receivable	76,272	91,225

Total asbestos-related assets	$93,181	$111,481

Asbestos-related liabilities recorded within:
Accrued expenses	$39,400	$52,600
Asbestos-related liability	203,903	225,600

Total asbestos-related liabilities	$243,303	$278,200

Liability balance by claim category:
Open claims	$50,403	$46,800
Future unasserted claims	192,900	231,400

Total asbestos-related liabilities	$243,303	$278,200

We have worked with Analysis, Research & Planning Corporation, or ARPC, nationally recognized consultants in the U.S. with respect to projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at each year-end based on a forecast for the next 15 years. Each year we have recorded our estimated asbestos liability at a level consistent with ARPC’s reasonable best estimate. Our estimated asbestos liability decreased during the first nine months of 2014 as a result of indemnity and defense cost payments totaling approximately $40,900, partially offset by the impact of an increase in the liability related to our rolling 15-year asbestos-related liability estimate of approximately $6,000. The total asbestos-related liabilities are comprised of our estimates for our liability relating to open (outstanding) claims being valued and our liability for future unasserted claims through the third quarter of 2029.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type – mesothelioma, lung cancer and non-malignancies – and the breakdown of known and future claims into disease type – mesothelioma, lung cancer and non-malignancies, as well as other factors. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through the third quarter of 2029, during which period the incidence of new claims is forecasted to decrease each year. We believe that it is likely that there will be new claims filed after the third quarter of 2029, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after the third quarter of 2029.

Through September 30, 2014, total cumulative indemnity costs paid, prior to insurance recoveries, were approximately $851,100 and total cumulative defense costs paid were approximately $425,400, or approximately 33% of total defense and indemnity costs. The overall historic average combined indemnity and defense cost per resolved claim through September 30, 2014 has been approximately $3.3. The average cost per resolved claim is increasing and we believe it will continue to increase in the future.

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

Asbestos-related assets under executed settlement agreements with insurers due in the next 12 months are recorded within accounts and notes receivable-other and amounts due beyond 12 months are recorded within asbestos-related insurance recovery receivable. Asbestos-related insurance recovery receivable also includes our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through the third quarter of 2029. Our asbestos-related assets have not been discounted for the time value of money.

Our insurance recoveries may be limited by future insolvencies among our insurers. We have not assumed recovery in the estimate of our asbestos-related insurance asset from any of our currently insolvent insurers. We have considered the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. As of September 30, 2014 and December 31, 2013, we have not recorded an allowance for uncollectible balances against our asbestos-related insurance assets. We write off receivables from insurers that have become insolvent; there were no such write-offs during the nine months ended September 30, 2014 or 2013. Insurers may become insolvent in the future and our insurers may fail to reimburse amounts owed to us on a timely basis. If we fail to realize the expected insurance recoveries, or experience delays in receiving material amounts from our insurers, our business, financial condition, results of operations and cash flows could be materially adversely affected.

The following table summarizes our approximate U.S. asbestos-related net cash impact for indemnity and defense cost payments and collection of insurance proceeds:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Provision for revaluation	$1,956	$2,000	$5,956	$6,000
Gain on the settlement of coverage litigation	—	—	(783)	(15,750)

Net asbestos-related provision/(gain)	$1,956	$2,000	$5,173	$(9,750)

The provision for revaluation in each period was the result of the accrual of our rolling 15-year asbestos liability estimate.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Asbestos litigation, defense and case resolution payments	$11,800	$12,400	$40,900	$38,800
Insurance proceeds	(15,500)	(15,500)	(19,100)	(43,800)

Net asbestos-related payments/(proceeds)	$(3,700)	$(3,100)	$21,800	$(5,000)

We expect to have net cash outflows of $31,700 during the full year 2014 as a result of asbestos liability indemnity and defense payments in excess of insurance proceeds. This estimate assumes no settlements with insurance companies and no elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability, the asbestos-related insurance receivable recorded on our consolidated balance sheet will continue to decrease.

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

United Kingdom

Some of our subsidiaries in the U.K. have also received claims alleging personal injury arising from exposure to asbestos. To date, 1,072 claims have been brought against our U.K. subsidiaries, of which 276 remained open as of September 30, 2014. None of the settled claims have resulted in material costs to us.

The following table summarizes our asbestos-related liabilities and assets for our U.K. subsidiaries based on open (outstanding) claims and our estimate for future unasserted claims through the third quarter of 2029:

U.K. Asbestos	September 30, 2014	December 31, 2013
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$1,452	$1,483
Asbestos-related insurance recovery receivable	26,654	29,264

Total asbestos-related assets	$28,106	$30,747

Asbestos-related liabilities recorded within:
Accrued expenses	$1,452	$1,483
Asbestos-related liability	28,920	31,580

Total asbestos-related liabilities	$30,372	$33,063

Liability balance by claim category:
Open claims	$6,312	$8,487
Future unasserted claims	24,060	24,576

Total asbestos-related liabilities	$30,372	$33,063

The liability estimates are based on a U.K. House of Lords judgment that pleural plaque claims do not amount to a compensable injury. If this ruling is reversed by legislation, the total asbestos liability recorded in the U.K. would increase to approximately $49,300, with a corresponding increase in the asbestos-related asset.

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

Power Plant Arbitration – United States

In June 2011, a demand for arbitration was filed with the American Arbitration Association by our client’s erection contractor against our client and us in connection with a power plant project in the U.S. We supplied the steam generation equipment for the project under contract with our client, the power plant owner. The turbine contractor, who supplied the turbine, electricity generator and other plant equipment under a separate contract with the power plant owner, has also been included as a party in the arbitration, and has asserted a cross claim against us. Our client has asserted counter and cross claims for breach of contract and gross negligence against the erection contractor and the turbine contractor. Our client also asserted cross claims against us for any damages our client has incurred, and for indemnification of any damages our client may be required to pay to the erection and turbine contractors, arising out of alleged failures of performance on our part under our steam generation supply contract. Responsive pleadings to the erection contractor’s pleading were filed by the other parties, including us, on November 28, 2012. Our responsive pleading denied the erection contractor’s claims against us and asserted cross claims against our client seeking damages related to delays, out of scope work, and improperly assessed delay liquidated damages.

The claims against us by the erection contractor alleged negligence and, in its purported capacity as a third party beneficiary and assignee of our steam generation equipment supply contract, breach of contract. The erection contractor contends that it incurred substantial delays and cost overruns due to performance failures on the part of our client and us. The erection contractor is seeking an equitable extension of the project schedule, plus $222,000 in damages, plus attorneys’ and expert fees and the cost of the arbitration. Of this amount, $63,000 is for claims solely against our client. The remaining $159,000 purportedly relates to our alleged failures and is being claimed jointly against our client and us. The erection contractor also contends that, as an assignee of the steam generation equipment supply contract, it has a right to draw on our letters of credit. The turbine contractor’s submission largely reiterates the erection contractor’s allegations related to our and our client’s performance failures. The turbine contractor’s claims against our client total approximately $88,000. The turbine contractor also seeks a declaration that it did not cause any delay to the critical path of the construction and commissioning schedule and that it is not liable for any delay liquidated damages to our client. The turbine contractor’s claims against us total approximately $5,300. Our client’s submission asserts claims for delay liquidated damages as well as defective equipment damages against the turbine contractor and the erection contractor, jointly and severally, totaling in excess of $400,000. Of this amount, $318,000 relates to delay liquidated damages, which includes $242,000 in liquidated damages accruing since our client’s grant of Substantial Completion on December 15, 2011, because the turbine and erection contractors did not complete certain outstanding requirements and because the turbine contractor allegedly concealed unresolved deficiencies in the equipment it supplied. In February 2014, we entered into a partial settlement agreement with our client where we agreed to perform certain new work on the steam generation equipment in exchange for an assignment of our client’s rights to seek indemnification for our project claims and the cost of the new work from the erection and turbine contractors. The partial settlement agreement is described more fully below. Accordingly, we are seeking $37,000 in damages from the turbine and erection contractors. Of this amount, $14,400 relates to our existing project claims previously asserted against our client and $22,600 relates to our claims for the new work that we are performing under the partial settlement agreement.

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

On May 28, 2014, our client filed an Amended Plan of Reorganization and Plan Confirmation Schedule. Pursuant to the Amended Plan, our client’s claims estimation motion against the turbine and erection contractors mechanics lien claims has been put on hold and our client has commenced an adversary proceeding in the bankruptcy court against their title company, seeking to declare that the title company is liable under its $825,000 policy in the event that the turbine and erection contractors’ mechanics liens are determined to have priority over the liens securing our client’s credit facility. That proceeding is set to be tried on November 17, 2014. On July 8, 2014, our client adjourned the Plan Confirmation hearing to a date to be determined, pending the outcome of the adversary proceeding against the title company. On October 1, 2014, the title company commenced its own adversary proceeding in the bankruptcy court, seeking a declaratory judgment to determine the priority, validity, and extent of the mechanics’ liens filed by us, the turbine contractor and the erection contractor. We have answered the complaint, denying the claims and asserting various meritorious affirmative defenses.

On October 15, 2014, the parties exchanged submissions in the arbitration in response to the affirmative claims asserted against them. Any reply submissions are due in mid-November, 2014. The hearing is scheduled for the first and second quarters of 2015.

On October 21, 2014, the erection contractor filed a motion in the bankruptcy proceeding seeking to have the court lift the automatic stay that is still in place with respect to our letters of credit in order to permit the arbitration panel to decide the erection contractor’s claim of entitlement to the letters of credit as an alleged assignee of the steam generation equipment supply contract. We intend to oppose the motion.

We intend to vigorously defend the claims against us in the arbitration and pursue in the arbitration our claims against the turbine and erection contractors for the project claims and for the cost of the new work.

Our letters of credit remain in place and we will vigorously oppose any attempt to draw down on them.

We cannot predict the ultimate outcome of this matter at this time.

Refinery and Petrochemicals Project Arbitration – India

In November 2012, we commenced arbitration in India against our client seeking collection of unpaid receivables in excess of £52,000 (approximately $84,200 based on the exchange rate in effect as of September 30, 2014), arising from services performed on a reimbursable basis for our client in connection with our client’s grass roots refinery and petrochemicals project in northeastern India. Our client rejected the claims and notified us of various potential counterclaims that it may be asserting in the arbitration, purportedly totaling in excess of £55,000 (approximately $89,000 based on the exchange rate in effect as of September 30, 2014). In June 2013, we submitted our detailed statement of claim, and in July 2013 our client submitted its detailed statement of defense and counterclaim. The amount of the counterclaim was increased to approximately £620,000 (approximately $1,003,400 based on the exchange rate in effect as of September 30, 2014) in damages, including among other claims a claim for lost revenue due to delay in the execution of the project in the amount of £555,000 (approximately $898,200 based on the exchange rate in effect as of September 30, 2014). The counterclaim concerns a number of alleged issues arising in connection with our execution of the engineering, procurement, and construction management scope of our contract, from the period from contract award until the subsequent transfer by our client of our remaining engineering, procurement and construction management scope to certain lump sum turnkey contractors hired directly by our client. Our client further contends that we are liable for delays to the project and has withheld payment on account of delay liquidated damages. We strongly dispute these contentions. Any liability for delay damages is capped under the contract at a specified percentage of our contract value, currently equivalent to approximately £11,500 (approximately $18,600 based on the exchange rate in effect as of September 30, 2014), an amount already retained by our client. The contract also excludes liability for consequential damages, including lost profits, and contains an overall cap on liability for claims in the aggregate of up to a specified percentage of our contract value, currently equivalent to approximately £28,800 (approximately $46,600 based on the exchange rate in effect as of September 30, 2014). The unpaid amount for which we are seeking reimbursement in the arbitration may increase should our client continue to withhold amounts from our invoices, as the project is still in execution. The arbitration panel has been formed. Our client moved to dismiss the arbitration as premature under the terms of the contract, and we opposed that motion. The motion was denied by the panel. Also, pursuant to our request, the panel scheduled a hearing early in the first quarter of 2014 for our claims for unpaid receivables, along with our client’s counterclaim for a deductive change order in the amount of approximately £21,600 (approximately $35,000 based on the exchange rate in effect as of September 30, 2014). An initial session of that hearing took place in January 2014 and on March 25, 2014 the panel issued a declaratory award in our favor on the contractual interpretation pertaining to two of our claims for unpaid receivables. The remaining unpaid receivable claims and our client’s counterclaim for a deductive change order were heard by the panel at sessions in May, June and July 2014, and an award on these claims is pending. On June 30, 2014, our client filed a petition in Delhi High Court challenging both the jurisdiction of the panel and the legality, propriety and validity of the March 25, 2014 declaratory award. Along with the petition, our client also filed an application seeking to stay the ongoing arbitration proceedings pending the outcome of the challenge. On September 17, 2014, the Delhi High Court denied our client’s motion to stay the arbitration. As for our client’s challenge of the March 25, 2014 declaratory award, the court adjourned the matter for a further hearing to be held at the end of January 2015.

In the interim, the arbitration proceedings continue and the hearing on the remaining claims and counterclaims, including our client’s counterclaim for lost revenue, is scheduled for the first quarter of 2015. In connection with such remaining claims and counterclaims, the parties exchanged detailed submissions in late August 2014. In its submission, our client increased the amount of its claim for lost revenue due to delay from £555,000 to £701,000 (approximately $1,134,500 based on the exchange rate in effect as of September 30, 2014), which therefore increased our client’s total counterclaim from £620,000 to £766,000 (approximately $1,239,700 based on the exchange rate in effect as of September 30, 2014). Our subsidiary’s previously-stated defenses to this counterclaim remain applicable. Reply submissions on the remaining claims and counterclaims, which were due on October 30, 2014, have not yet been exchanged due to our client’s request for additional time for its submission. We await the panel’s decision on the request. We cannot predict the ultimate outcome of this matter at this time.

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

Shareholder Class Action Lawsuits

Four putative class action lawsuits have been filed on behalf of Foster Wheeler AG shareholders against Foster Wheeler AG, or the Company, and the Board of Directors of Foster Wheeler AG, or the Board, seeking to enjoin the proposed acquisition of the Company by AMEC from proceeding. The first of such lawsuits was filed on March 4, 2014. Two of the lawsuits are pending in Texas state court and the other two lawsuits are pending in the United States District Court for the District of New Jersey. AMEC is named as a co-defendant in the two Texas state court lawsuits. The complaints contain similar, standardized allegations. Plaintiffs allege that the directors breached fiduciary duties owed to plaintiff and the Company’s other shareholders in pursuing the plan to sell the Company, and that the Company aided and abetted the defendant directors in committing such breach. In particular, plaintiffs allege that AMEC’s per share exchange offer to acquire all of the Company’s shares does not adequately compensate the Company’s shareholders for their investment and significantly undervalues the Company’s prospects as a standalone entity, that the consideration fails to take into account the value expected to be realized by AMEC as a result of the proposed acquisition, that the Board permitted Company management to lead the negotiations with AMEC when management was improperly incentivized to pursue the proposed acquisition, and that the Implementation Agreement improperly contains a number of deal protection devices designed to preclude any competing bids from emerging during the period following the announcement of the proposed acquisition in the Company’s Form 8-K filing. A stipulation has been entered into in the Texas state court actions consolidating the cases (“Texas Consolidated Action”) and permitting plaintiffs to serve a consolidated complaint following the issuance of the Company’s Schedule 14D-9 with the U.S. Securities and Exchange Commission regarding the Offer. A similar stipulation has been entered into in the two actions pending before the U.S. District Court for the District of New Jersey (“New Jersey Consolidated Action”). No class has been constituted yet.

In connection with the Texas Consolidated Action, the Company agreed to make a limited document production to counsel for the Texas plaintiffs and thereafter engaged in settlement negotiations with counsel for the Texas plaintiffs concerning certain additional disclosures in the Company’s Schedule 14D-9. On October 1, 2014, the parties to the Texas Consolidated Action entered into a Stipulation of Settlement (the “Settlement Agreement”) reflecting the terms of an agreement, subject to final approval by the Texas state court and closing of the Offer, to settle the Texas Consolidated Action. Pursuant to the Settlement Agreement, the Company agreed to make certain of the supplemental disclosures proposed by counsel for the Texas plaintiffs (the “Additional Disclosure”) in the Company’s Schedule 14D-9. The Company agreed to make the Additional Disclosure at the request of counsel for the Texas plaintiffs and solely for settlement purposes. The Company, AMEC and the Company’s Board of Directors have denied, and continue to deny, all allegations of wrongdoing, fault, liability or damages to the Texas plaintiffs, the Company or its shareholders; deny that they breached any fiduciary duties or aided and abetted any such breaches, or engaged in any wrongdoing or violation of law; deny that they acted improperly in any way; and maintain that they have committed no disclosure violations or any other breaches of duty whatsoever in connection with the Offer or any public disclosures. The Settlement Agreement further provides for, among other things: (a) the dismissal with prejudice of the Texas Consolidated Action; (b) the complete discharge, dismissal with prejudice on the merits, release, and/or settlement, to the fullest extent permitted by law, of all known and unknown claims, demands, rights, liabilities, losses, obligations, duties, damages, costs, debts, expenses, interest, penalties, sanctions, fees, attorneys’ fees, actions, potential actions, causes of action, suits, agreements, judgments, decrees, matters, issues and controversies of any kind, nature and description whatsoever arising from or relating to the Offer that have been or could have been asserted against the Company, AMEC, the Company’s Board of Directors and/or related parties; (c) certification of the Texas Consolidated Action as a class action for settlement purposes only; and (d) payment of fees and expenses by the Company to counsel for the Texas plaintiffs in the form of AMEC Shares with a fair market value of $650 (plus up to the value of a single AMEC Share), to be measured by the aggregate purchase price of such AMEC Shares at the time of the purchase (the “Settlement Shares”). The Settlement Shares shall be placed in escrow, and released to counsel for the Texas plaintiffs within ten days after entry of a judgment and order by the Texas state court dismissing the Texas Consolidated Action with prejudice.

The Texas state court granted preliminary approval of the Settlement Agreement on October 2, 2014, on the condition that the Company provide notice, at its own expense, of the pendency and proposed settlement of the Texas Consolidated Action (the “Notice”) to members of the proposed class. Such Notice was annexed as Exhibit (a)(24) to the Company’s Schedule 14D-9. The settlement contemplated by the Settlement Agreement is also contingent upon, among other things, the closing of the Offer. In the event that the settlement does not become effective, the Company, AMEC and the Company’s Board of Directors will continue to vigorously defend themselves against the claims asserted in the Texas Consolidated Action.

If and when the settlement contemplated by the Settlement Agreement is finalized and approved, the Company believes that the New Jersey Consolidated Action will be barred by the release and that the action should be dismissed. Plaintiffs in the Texas Consolidated Action agreed in the Settlement Agreement to cooperate in connection with any efforts by the Company and the Company’s Board of Directors to secure the dismissal of the New Jersey Consolidated Action. In the event that the New Jersey Consolidated Action is allowed to proceed, the Company and the Company’s Board of Directors intend to vigorously defend themselves against the claims asserted in the New Jersey Consolidated Action.

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

We completed the sale of our Camden facility in August 2013. Based on the proceeds received and costs of disposal, we recognized a gain of $300 within income from discontinued operations before income taxes on the consolidated statement of operations during the quarter and nine months ended September 30, 2013.

Operating revenues related to our discontinued operations, which were exclusively in the U.S., were $3,991 and $17,053 during the quarter and nine months ended September 30, 2013.

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

Safe Harbor Statement

This management’s discussion and analysis of financial condition and results of operations, other sections of this quarterly report on Form 10-Q and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler AG and the various industries within which we operate. These include statements regarding our expectations about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims, and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described in Part I, Item 1A, “Risk Factors,” in our 2013 Form 10-K, which we filed with the Securities and Exchange Commission, or SEC, on February 27, 2014, and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

•	the timing and success of the pending offer and acquisition of us by AMEC plc;

•	the risk that our business will be adversely impacted during the pending offer and acquisition of us by AMEC plc;

•	benefits, effects or results of our redomestication to Switzerland;

•	deterioration in global economic conditions;

•	changes in investment by the oil and gas, oil refining, chemical/petrochemical and power generation industries;

•	changes in the financial condition of our customers;

•	changes in regulatory environments;

•	changes in project design or schedules;

•	contract cancellations;

•	changes in our estimates of costs to complete projects;

•	changes in trade, monetary and fiscal policies worldwide;

•	compliance with laws and regulations relating to our global operations;

•	currency fluctuations;

•	war, terrorist attacks, natural disasters and/or adverse weather conditions affecting facilities either owned by us or where equipment or services are or may be provided by us;

•	interruptions to shipping lanes or other methods of transit;

•	outcomes of pending and future litigation, including litigation regarding our liability for damages and insurance coverage for asbestos exposure;

•	protection and validity of our patents and other intellectual property rights;

•	increasing global competition;

•	compliance with our debt covenants;

•	recoverability of claims against our customers and others by us and claims by third parties against us; and

•	changes in estimates used in our critical accounting policies.

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

We have made, and intend to continue to explore, acquisitions within the engineering and construction industry to strategically complement or expand on our Global E&C Group’s technical capabilities or access to new market segments. During the second quarter of 2013, we acquired an upstream consultancy business located in the United Kingdom that specializes in field development and project decision support, focused on the evaluation and implementation of oil and gas field developments covering greenfield and brownfield assets. Also during the second quarter of 2013, we acquired an engineering and project management business located in Mexico with experience in both offshore and onshore upstream oil and gas, downstream oil and gas and power projects. Additionally, during the first quarter of 2013, we acquired a U.S.-based business that specializes in the management of construction and commissioning of pharmaceutical and biotech facilities and which also has the capabilities to manage the full engineering, procurement and construction of such facilities. The results of operations of these acquired businesses have been included in our Global E&C Group business segment.

The above acquisitions have been included in our consolidated financial results as of their respective acquisition dates and all of the acquisitions are included in our results of operation for the three and nine months ended September 30, 2014. Throughout this Item 2, where period-to-period financial results have been impacted by these acquisitions, we have referred to these acquisitions as “businesses acquired subsequent to the nine months ended September 30, 2013.”

In October 2014, we acquired all of the ordinary shares and options of MDM Engineering Group Limited (“MDM Engineering”), which is based in South Africa and is a minerals process and project management company focused on the mining industry. MDM Engineering provides a wide range of services from preliminary and final feasibility studies, through to plant design, construction and commissioning. The results of operations of this business will be included within our Global E&C Group business segment.

We have also made and continue to explore acquisitions within the power generation industry to complement the products which our Global Power Group offers. During April 2014, we acquired certain assets of the Siemens Environmental Systems and Services business from Siemens Energy, Inc. This business supplies and services clean air technologies for use in power plants and industrial facilities. The results of operations of this business are included within our Global Power Group business segment.

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

On February 13, 2014, we entered into an Implementation Agreement with AMEC plc (“AMEC”) relating to the pending acquisition of all of the issued and to be issued registered shares, par value CHF 3.00 per share, of Foster Wheeler AG (the “FW shares”) by AMEC. On the terms and subject to the conditions of the Implementation Agreement, on October 7, 2014, AMEC commenced an exchange offer (the “Offer”) to acquire all of the FW shares. The Offer will expire at 11:59 p.m. New York City time on November 4, 2014, unless the expiration time of the Offer is extended by AMEC. Please refer to Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding the AMEC Offer.

On February 26, 2014, our Board of Directors approved a proposal to our shareholders for a one-time dividend of $0.40 per share, which was approved by our shareholders and paid in May 2014. Please refer to Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our dividend.

Summary Financial Results for the Quarter and Nine Months Ended September 30, 2014

Continuing Operations

Our summary financial results for the quarters and nine months ended September 30, 2014 and 2013 from continuing operations are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated Statement of Operations:
Operating revenues(1)	$859,721	$801,826	$2,445,187	$2,455,377
Contract profit(1)	130,752	153,466	381,332	426,519
Selling, general and administrative expenses(1)	80,118	85,521	245,312	265,654
Income from continuing operations attributable to Foster Wheeler AG	$25,440	$48,853	$128,101	$134,073
Earnings per share:
Basic	$0.25	$0.50	$1.28	$1.33
Diluted	$0.25	$0.50	$1.27	$1.32
Net cash (used in)/provided by operating activities(2)			$(51,256)	$114,082

(1)	Please refer to the section entitled “—Results of Operations-Continuing Operations” within this Item 2 for further discussion.
(2)	Please refer to the section entitled “—Liquidity and Capital Resources” within this Item 2 for further discussion.

Cash and cash equivalents totaled $447,658 and $556,190 as of September 30, 2014 and December 31, 2013, respectively.

EBITDA, as discussed and defined within the section entitled “—Results of Operations–Continuing Operations-EBITDA” within this Item 2, is used to measure the operating performance of our operating groups and is referred to below in our discussion of income from continuing operations attributable to Foster Wheeler AG.

Income from continuing operations attributable to Foster Wheeler AG decreased in the third quarter of 2014, compared to the same period of 2013. This decrease was primarily driven by the pre-tax net decrease in EBITDA of $21,700 from our operating groups. Our Global Power Group experienced a decrease in EBITDA of $24,700 during the third quarter of 2014, compared to the same period of 2013, whereas our Global E&C Group experienced a slight increase in EBITDA of $3,000 when comparing the same two periods. The decrease in EBITDA also included the unfavorable impact related to third-party transaction fees during the third quarter of 2014 in connection with the Offer by AMEC of $3,500. Please refer to Note 1 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information related to the Offer by AMEC. Additionally, our results in the third quarter of 2014 were unfavorably impacted by a higher effective tax rate of 37.9%, compared to an effective tax rate of 26.9% during the same period in 2013.

Income from continuing operations attributable to Foster Wheeler AG decreased in the first nine months of 2014, compared to the same period of 2013. This decrease was primarily driven by pre-tax items which included the unfavorable impact related to the inclusion of an asbestos-related insurance recovery gain of $15,800 recognized in the first nine months of 2013 and the unfavorable impact related to third-party transaction fees during the first nine months of 2014 in connection with the Offer by AMEC of $11,200, partially offset by a credit relating to the reversal of interest and penalties on unrecognized tax benefits totalling approximately $11,500 recognized in the first nine months of 2014. During the first nine months of 2014, we settled audits with non-U.S. tax authorities which resulted in the release of previously recorded liabilities for unrecognized tax benefits of approximately $11,500, which included the reversal of interest expense of $3,400 and the reversal of penalties within our C&F Group of $8,100. EBITDA from our operating groups was relatively unchanged during first nine months of 2014, compared to the same period of 2013. Our Global Power Group experienced a decrease in EBITDA of $2,200 during the first nine months of 2014, compared to the same period of 2013, whereas our Global E&C Group experienced an increase in EBITDA of $2,100 when comparing the same two periods. Please refer to the section entitled “—Results of Operations–Continuing Operations-EBITDA” within this Item 2 for EBITDA and the impact of the reversal of penalties by business segment and please refer to Note 1 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information related to the Offer by AMEC.

Please refer to the section entitled “—Results of Operations-Continuing Operations-Business Segments,” within this Item 2, for further discussion related to EBITDA results for both of our operating groups.

Discontinued Operations

Income from discontinued operations attributable to Foster Wheeler AG during the quarter and nine months ended September 30, 2013 was $1,800 and $300, respectively. During the quarter and nine months ended September 30, 2013, the financial results of our Camden, New Jersey facility were favorably impacted by not recognizing depreciation expense, while the facility was held as a business available for sale, which resulted in a favorable impact on our results of $1,200 and $3,600, respectively. This business was sold in the third quarter of 2013 for a gain of $300. Income from discontinued operations attributable to Foster Wheeler AG during the first nine months of 2013 also included the impact of an impairment charge of $3,900 related to our waste-to-energy facility in Camden, New Jersey.

Please refer to Note 14 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our discontinued operations.

New Orders and Backlog of Unfilled Orders

The tables below summarize our new orders and backlog of unfilled orders by period and include balances for discontinued operations for the quarter ended September 30, 2013, which were insignificant based on our consolidated and business group balances:

	Quarter Ended
	September 30, 2014	June 30, 2014	September 30, 2013
New orders, measured in terms of future revenues:
Global E&C Group*	$472,400	$1,106,600	$1,498,400
Global Power Group	147,300	91,900	177,900

Total*	$619,700	$1,198,500	$1,676,300

*	Amounts for the Global E&C Group include flow-through revenues, as defined in the section entitled —“Results of Operations-Continuing Operations-Operating Revenues” within this Item 2, of $44,600, $562,000, and $194,600 for the quarters ended September 30, 2014, June 30, 2014 and September 30, 2013, respectively.

	As of
	September 30, 2014	June 30, 2014	December 31, 2013
Backlog of unfilled orders, measured in terms of future revenues	$4,119,600	$4,547,700	$4,004,600
Backlog, measured in terms of Foster Wheeler scope*	$3,409,800	$3,737,100	$3,578,400
Global E&C Group man-hours in backlog (in thousands)	20,000	21,400	21,400

*	As defined in the section entitled “—Backlog and New Orders” within this Item 2.

Please refer to the section entitled “— New Orders and Backlog” within this Item 2 for further detail.

Challenges and Drivers

Our primary operating focus continues to be booking quality new business and effectively and efficiently executing our contracts. The global markets in which we operate are largely dependent on overall economic conditions and global or regional economic growth rates and the resultant demand for oil and gas, electric power, petrochemicals, refined products and minerals and metals. Both of our business groups have been impacted by unfavorable economic growth rates in most of their respective global markets in recent years, with global economic activity having improved only slightly since the latter portion of 2013. Expectations of stronger global economic growth for the remainder of 2014 and for 2015 have recently become somewhat weaker than what they had been earlier in 2014. These expectations have been impacted by several increasing downside risks related to: slower growth than anticipated in the emerging market economies; risk of lower-than-expected inflation in advanced economies, particularly the Eurozone, where persistent low inflation could harm the fragile economic recovery by reducing consumer spending and impacting the ability of governments and businesses to repay debt; and increasing geopolitical risks. Geopolitical issues are already negatively impacting project investment in the affected and surrounding countries, with delays or cancellations of planned investments becoming more widespread. These geopolitical developments include the security situation in Iraq and Syria, which has deteriorated further in recent weeks, the political and civil situation in Ukraine along with the tightening of sanctions against Russia, and the political unrest earlier this year in Thailand. Additionally, in Venezuela, the economic crisis continues to impact timely payment by the national oil company to contractors, including us, for work executed under contract. If any of these risks materialize and/or intensify, the ability of both of our business groups to book work could be negatively impacted, which could have a material negative impact on our business.

In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and we believe that this long-term demand will continue to stimulate investment by our clients in new, expanded and upgraded facilities. Our clients plan their investments based on long-term time horizons. We believe that global demand for energy, chemicals, minerals and pharmaceuticals will continue to grow over the long-term and that clients will continue to invest in new and upgraded capacity to meet that demand. Global markets in the engineering and construction industry are experiencing intense competition among engineering and construction contractors and pricing pressure for contracts awarded. Client companies are placing planned investments under significantly greater scrutiny and planned projects are facing greater internal competition for available capital expenditure within their organizations. This is leading to protracted decision-making prior to making final investment decisions, as well as project postponement, cancellation, piecemeal release of work or significant scope reduction. This is evident in all regions, including North America, where final investment decisions by clients for projects relating to the monetization of shale gas are proceeding more slowly than expected. However, we are still seeing clients continuing to develop new projects and, after making final investment decisions, moving forward with planned projects. The challenges and drivers for our Global E&C Group are discussed in more detail in the section entitled “—Results of Operations-Continuing Operations-Business Segments-Global E&C Group-Overview of Segment,” within this Item 2.

Global gross domestic product, or GDP, growth is a key driver of demand for power. The slow economic growth in recent years has negatively impacted the demand for our products and services. However, we believe that a gradual upturn in global economic growth will continue to strengthen during the remainder of 2014 and as we progress into 2015, which we further believe will improve demand for the products and services of our Global Power Group, compared to recent years. However, a number of constraining market factors continue to impact the markets that we serve. These factors include political and environmental sensitivity regarding coal-fired steam generators in certain geographies and the outlook for continued lower natural gas pricing over the next three to five years in North America, driven by an increasing supply of natural gas, which has increased the attractiveness of natural gas, in relation to coal, for the generation of electricity. In addition, the constraints on the global credit market may continue to impact some of our clients’ investment plans as these clients are affected by the availability and cost of financing, as well as their own financial strategies, which could include cash conservation. These factors could negatively impact investment in the power sector, which in turn could negatively impact our Global Power Group’s ability to book work and which could have a material negative impact on our Global Power Group’s business. The challenges and drivers for our Global Power Group are discussed in more detail in the section entitled “—Results of Operations-Continuing Operations-Business Segments-Global Power Group-Overview of Segment,” within this Item 2.

Results of Operations – Continuing Operations

The following sections provide a discussion of our results of operations from our continuing operations.

Operating Revenues

Our operating revenues by geographic region, based upon where our projects are being executed, for the quarters and nine months ended September 30, 2014 and 2013, were as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Africa	$17,074	$12,694	$4,380	34.5%	$44,558	$52,341	$(7,783)	(14.9)%
Asia Pacific	206,395	208,073	(1,678)	(0.8)%	652,952	612,348	40,604	6.6%
Europe	197,138	192,318	4,820	2.5%	542,920	596,154	(53,234)	(8.9)%
Middle East	135,609	91,482	44,127	48.2%	398,467	236,284	162,183	68.6%
North America	255,079	205,570	49,509	24.1%	626,939	729,583	(102,644)	(14.1)%
South America	48,426	91,689	(43,263)	(47.2)%	179,351	228,667	(49,316)	(21.6)%

Total	$859,721	$801,826	$57,895	7.2%	$2,445,187	$2,455,377	$(10,190)	(0.4)%

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

Our operating revenues for each of our business groups for the quarters and nine months ended September 30, 2014 and 2013 were as follows:

	September 30, 2014	September 30, 2013	$ Change	% Change
Quarter Ended:
Global E&C Group	$693,726	$615,028	$78,698	12.8%
Global Power Group	165,995	186,798	(20,803)	(11.1)%

Total	$859,721	$801,826	$57,895	7.2%

Nine Months Ended:
Global E&C Group	$1,892,460	$1,865,721	$26,739	1.4%
Global Power Group	552,727	589,656	(36,929)	(6.3)%

Total	$2,445,187	$2,455,377	$(10,190)	(0.4)%

Our operating revenues increased in the quarter ended September 30, 2014, compared to the same period in 2013, which included the impact of decreased flow-through revenues of $86,800, as described below. Excluding the impact of the change in flow-through revenues and currency impacts, our operating revenues during the quarter ended September 30, 2014 increased 20% compared to the same period in 2013. The increase in operating revenues, excluding flow-through revenues and currency impacts, in the quarter ended September 30, 2014 was the net result of increased operating revenues in our Global E&C Group, partially offset by decreased operating revenues in our Global Power Group.

Our operating revenues decreased in the nine months ended September 30, 2014, compared to the same period in 2013, which included the impact of decreased flow-through revenues of $235,500, as described below. Excluding the impact of the change in flow-through revenues and currency impacts, our operating revenues during the nine months ended September 30, 2014 increased 11%, compared to the same period in 2013. This increase was the net result of increased operating revenues, excluding flow-through revenues, in our Global E&C Group, partially offset by decreased operating revenues in our Global Power Group.

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

Contract Profit

	September 30, 2014	September 30, 2013	$ Change	% Change
Quarter Ended	$130,752	$153,466	$(22,714)	(14.8)%
Nine Months Ended	$381,332	$426,519	$(45,187)	(10.6)%

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

Contract profit decreased during the quarter and nine months ended September 30, 2014, compared to the same periods in 2013. The decrease in contract profit during the quarter ended September 30, 2014 was the net result of decreased contract profit in our Global Power Group, partially offset by increased contract profit in our Global E&C Group, whereas the decrease in contract profit during the nine months ended September 30, 2014 was the result of decreased contract profit in both operating groups.

Please refer to the section entitled “—Business Segments,” within this Item 2, for further information related to contract profit and contract profit margins for both of our operating groups.

Selling, General and Administrative (SG&A) Expenses

	September 30, 2014	September 30, 2013	$ Change	% Change
Quarter Ended	$80,118	$85,521	$(5,403)	(6.3)%
Nine Months Ended	$245,312	$265,654	$(20,342)	(7.7)%

SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs.

SG&A expenses decreased in the third quarter of 2014, compared to the same period in 2013, primarily as a result of the favorable impact of a decreased charge for severance-related postemployment benefits of $2,100, decreased sales pursuit costs of $1,800 and decreased general and administrative expenses of $1,400.

SG&A expenses decreased in the first nine months of 2014, compared to the same period in 2013, primarily as a result of decreased sales pursuit costs of $12,300, decreased general and administrative expenses of $6,100 and the favorable impact of a decreased charge for severance-related postemployment benefits of $4,300, partially offset by increased SG&A expenses of $2,200 related to the settlement of an earnout provision in connection with a prior business combination.

Please refer to Note 2 to the consolidated financial statements in this quarterly report on Form 10-Q for further information related to the settlement of an earnout provision in connection with a prior business combination discussed above.

Other Income, net

	September 30, 2014	September 30, 2013	$ Change	% Change
Quarter Ended	$7,684	$9,873	$(2,189)	(22.2)%
Nine Months Ended	$54,234	$32,638	$21,596	66.2%

Other income, net during the quarter and nine months ended September 30, 2014 included equity earnings of $6,100 and $16,000, respectively. Our equity earnings were primarily generated from our ownership interests in build, own and operate projects in Chile and Italy. During the quarter and nine months ended September 30, 2014, our equity earnings from our Global Power Group’s project in Chile were $4,400 and $13,400, respectively, while our equity earnings from our Global E&C Group’s projects in Italy were $400 and $1,200, respectively.

Other income, net during the nine months ended September 30, 2014 also included income recognized by our Global Power Group related to a cash payment as a result of a favorable settlement in connection with the terms related to the expiration of a steam generator technology license of $32,500.

Other income, net decreased in the third quarter of 2014, compared to the same period in 2013. This decrease was primarily driven by the decreased equity earnings from our Global E&C Group’s projects in Italy of $1,100 and decreased equity earnings from our Global Power Group’s project in Chile of $1,000.

Other income, net increased in the first nine months of 2014, compared to the same period in 2013. This increase was primarily driven by the favorable licensing settlement of $32,500 discussed above, partially offset by the decreased equity earnings from our Global Power Group’s project in Chile of $9,100 and decreased equity earnings from our Global E&C Group’s projects in Italy of $3,700.

For further information related to our equity earnings, please refer to the sections within this Item 2 entitled “—Business Segments-Global Power Group” for our Global Power Group’s project in Chile and “—Business Segments-Global E&C Group” for our Global E&C Group’s projects in Italy, as well as Note 3 to the consolidated financial statements included in this quarterly report on Form 10-Q.

Other Deductions, net

	September 30, 2014	September 30, 2013	$ Change	% Change
Quarter Ended	$13,384	$7,557	$5,827	77.1%
Nine Months Ended	$25,613	$23,359	$2,254	9.6%

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

Other deductions, net in the third quarter of 2014 consisted primarily of non-transaction-related legal fees of $6,600, third-party transaction fees in connection with the Offer by AMEC of $3,500 and bank fees of $1,000.

Other deductions, net increased in the third quarter of 2014, compared to the same period in 2013. This increase was primarily driven by third-party transaction fees in connection with the Offer by AMEC of $3,500 and non-transaction-related legal fees of $1,200.

Other deductions, net in the first nine months of 2014 consisted primarily of non-transaction-related legal fees of $14,200, third-party transaction fees in connection with the Offer by AMEC of $11,200, bank fees of $2,200 and consulting fees of $1,400, partially offset by a credit related to the reversal of previously accrued penalties on unrecognized tax benefits of $8,100, which was recognized in our C&F Group. During the first nine months of 2014, we settled audits with non-U.S. tax authorities which resulted in the release of previously recorded liabilities for penalties on unrecognized tax benefits of $8,100.

Other deductions, net increased in the first nine months of 2014, compared to the same period in 2013. This increase was primarily the net result of third-party transaction fees in connection with the Offer by AMEC of $11,200 offset by decreased net penalties on unrecognized tax benefits of $8,500, which included the credit relating to the reversal of previously accrued penalties on unrecognized tax benefits of $8,100 recognized during the first nine months of 2014 as discussed above.

Net foreign currency exchange transaction gains and losses were primarily driven by exchange rate fluctuations on cash balances held by certain of our subsidiaries that were denominated in a currency other than the functional currency of those subsidiaries.

Interest Income

	September 30, 2014	September 30, 2013	$ Change	% Change
Quarter Ended	$1,207	$1,307	$(100)	(7.7)%
Nine Months Ended	$4,120	$4,251	$(131)	(3.1)%

Interest income was relatively unchanged in the quarter and nine months ended September 30, 2014, compared to the same periods in 2013, which was the net result of lower investment yields on cash and cash equivalents balances, substantially offset by higher average cash and cash equivalents balances.

Interest Expense

	September 30, 2014	September 30, 2013	$ Change	% Change
Quarter Ended	$2,669	$3,388	$(719)	(21.2)%
Nine Months Ended	$4,485	$9,976	$(5,491)	(55.0)%

Interest expense decreased in the quarter ended September 30, 2014, compared to the same period in 2013, which was the result of the favorable impact from decreased average borrowings, excluding foreign currency translation effects.

Interest expense decreased in the nine months ended September 30, 2014, compared to the same period in 2013, which was the result of a credit related to the reversal of previously accrued interest on unrecognized tax benefits of $3,400 recognized in the nine months ended September 30, 2014, and the favorable impact from decreased average borrowings, excluding foreign currency translation effects. During the nine months ended September 30, 2014, we settled audits with non-U.S. tax authorities which resulted in the release of previously recorded liabilities for interest expense on unrecognized tax benefits of $3,400.

Net Asbestos-Related Provision/(Gain)

	September 30, 2014	September 30, 2013	$ Change	% Change
Quarter Ended	$1,956	$2,000	$(44)	(2.2)%
Nine Months Ended	$5,173	$(9,750)	$14,923	(153.1)%

The net asbestos-related provision was relatively unchanged during the third quarter of 2014, compared to the same period in 2013.

The increase in the net asbestos-related provision in the nine months ended September 30, 2014, compared to the same period in 2013, was primarily the result of the unfavorable impact of the inclusion of an insurance recovery gain recognized during the nine months ended September 30, 2013 upon collection of a $15,800 insurance receivable related to an insolvent insurance carrier, which we had previously written-off. Please refer to Note 12 to the consolidated financial statements included in this quarterly report on Form 10-Q for additional information.

Provision for Income Taxes

	September 30, 2014	September 30, 2013	$ Change	% Change
Quarter Ended	$15,753	$17,794	$(2,041)	(11.5)%
Effective tax rate	37.9%	26.9%

Nine Months Ended	$31,826	$36,273	$(4,447)	(12.3)%
Effective tax rate	20.0%	20.8%

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

Effective Tax Rate for 2014

Our effective tax rate for the first nine months of 2014 was lower than the U.S. statutory rate of 35% primarily because of the net impact of the following:

•	Income earned in non-U.S. jurisdictions contributed to an approximate nine-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items;

•	Discrete items which occurred during the first nine months of 2014, primarily relating to the net reversal of previously accrued liabilities for uncertain tax positions, which were released as a result of tax examination settlements and reassessments of future liabilities in non-U.S. jurisdictions, provided a seven-percentage point reduction to the effective tax rate for the first nine months of 2014; and

•	A valuation allowance increase because we were unable to recognize a tax benefit for losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which contributed to an approximate one-percentage point increase in our effective tax rate.

Effective Tax Rate for 2013

Our effective tax rate for the first nine months of 2013 was lower than the U.S. statutory rate of 35% primarily because of the net impact of the following:

•	Income earned in non-U.S. jurisdictions which contributed to an approximate 17-percentage point reduction in our effective tax rate, primarily because of tax rates lower than the U.S. statutory rate, as well as additional impacts from equity income of joint ventures, tax incentives and credits, and other items;

•	Discrete items which occurred in the first nine months of 2013, primarily relating to the reversal of a previously accrued liability for branch taxes no longer required to be paid as a result of an exemption received from a non-U.S. tax authority, which was partially offset by the impact of a change in the tax rate on net deferred tax assets in a non-U.S. jurisdiction, provided a net one-percentage point reduction to the effective tax rate for the first nine months of 2013; and

•	A valuation allowance increase because we were unable to recognize a tax benefit for year-to-date losses subject to a valuation allowance in certain jurisdictions (primarily in the U.S.), which contributed to an approximate three-percentage point increase in our effective tax rate.

We monitor on a quarterly basis the need for valuation allowances against the deferred tax assets that have been established in all taxing jurisdictions. In determining whether a valuation allowance is necessary, we evaluate all available evidence, both positive and negative, including a review of both historical performance and expected future profitability. We rely on forecasted future income based on management’s judgment to determine the recoverability of our deferred tax assets and review such forecasts on an ongoing basis. If future results are less than projected and if tax planning alternatives do not offset those effects, a valuation allowance may be required to reduce the deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.

The majority of the U.S. federal tax benefits, against which valuation allowances have been established, do not expire until 2025 and beyond, based on current tax laws.

Net Income/(Loss) Attributable to Noncontrolling Interests

	September 30, 2014	September 30, 2013	$ Change	% Change
Quarter Ended	$323	$(467)	$790	(169.2)%
Nine Months Ended	$(824)	$3,823	$(4,647)	(121.6)%

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

Net income/(loss) attributable to noncontrolling interests experienced net income in the third quarter of 2014, compared to a net loss in the same period in 2013. This variance was the net result of a favorable change from our operations in Malaysia, which experienced a net loss in both quarters, partially offset by decreased net income at our subsidiary in China.

Net income/(loss) attributable to noncontrolling interests experienced a net loss in the first nine months of 2014, compared to net income in the same period in 2013. This variance was the net result of decreased net income at our subsidiary in Martinez, California due to a change in the project’s fee structure and allocation of earnings to our noncontrolling interest and, to a lesser extent, decreased net income from our operations in Poland and South Africa.

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

	September 30, 2014	September 30, 2013	$ Change	% Change
Quarter Ended	$59,259	$84,067	$(24,808)	(29.5)%
Nine Months Ended	$208,947	$223,150	$(14,203)	(6.4)%

EBITDA decreased in the third quarter of 2014, compared to the same period in 2013. This decrease was primarily driven by the net decrease in EBITDA of $21,700 from our operating groups. Our Global Power Group experienced a decrease in EBITDA of $24,700 during the third quarter of 2014, compared to the same period of 2013, whereas our Global E&C Group experienced a slight increase in EBITDA of $3,000 when comparing the same two periods. The decrease in EBITDA also included the unfavorable impact related to third-party transaction fees during the third quarter of 2014 in connection with the Offer by AMEC of $3,500. Please refer to Note 1 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information related to the Offer by AMEC.

EBITDA decreased in the first nine months of 2014, compared to the same period in 2013. This decrease was primarily driven by the unfavorable impact related to the inclusion of an asbestos-related insurance recovery gain of $15,800 recognized in the first nine months of 2013 and the unfavorable impact related to third-party transaction fees during the first nine months of 2014 in connection with the Offer by AMEC of $11,200, partially offset by a credit relating to the reversal of previously accrued penalties on unrecognized tax benefits of $8,100 recognized in our C&F Group during the first nine months of 2014. During the first nine months of 2014, we settled audits with non-U.S. tax authorities which resulted in the release of previously recorded liabilities for penalties on unrecognized tax benefits of approximately $8,100, which were recorded in other deductions, net on the consolidated statement of operations. EBITDA from our operating groups was relatively unchanged during first nine months of 2014, compared to the same period of 2013. Our Global Power Group experienced a decrease in EBITDA of $2,200 during the first nine months of 2014, compared to the same period of 2013, whereas our Global E&C Group experienced an increase in EBITDA of $2,100 when comparing the same two periods.

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

EBITDA is a supplemental financial measure not defined in generally accepted accounting principles, or GAAP. We define EBITDA as income attributable to Foster Wheeler AG before interest expense, income taxes and depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. Certain covenants under our senior unsecured credit agreement use EBITDA, as defined in such agreement, in the covenant calculations which is different than EBITDA as presented herein. We believe that the line item on the consolidated statement of operations entitled “net income attributable to Foster Wheeler AG” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income attributable to Foster Wheeler AG as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income attributable to Foster Wheeler AG, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and

•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.

A reconciliation of EBITDA from continuing operations to net income attributable to Foster Wheeler AG is shown below.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
EBITDA from continuing operations:
Global E&C Group	$62,903	$59,940	$159,366	$157,261
Global Power Group	20,724	45,428	113,544	115,699
C&F Group(1)	(24,368)	(21,301)	(63,963)	(49,810)

EBITDA from continuing operations	59,259	84,067	208,947	223,150

Less: Interest expense(2)	2,669	3,388	4,485	9,976
Less: Depreciation and amortization	15,397	14,032	44,535	42,828
Less: Provision for income taxes	15,753	17,794	31,826	36,273

Income from continuing operations attributable to Foster Wheeler AG	25,440	48,853	128,101	134,073
Income from discontinued operations attributable (3) to Foster Wheeler AG	—	1,760	—	265

Net income attributable to Foster Wheeler AG	$25,440	$50,613	$128,101	$134,338

(1)	Includes general corporate income and expense, our captive insurance operation and the elimination of transactions and balances related to intercompany interest.
(2)	Interest expense during the nine months ended September 30, 2014 included a credit of $3,400 related to the reversal of previously accrued interest expense on unrecognized tax benefits which were released as a result of settlements with non-U.S. tax authorities.
(3)	Income from discontinued operations for the nine months ended September 30, 2013 included an impairment charge of $3,900 recognized in connection with our Camden, New Jersey waste-to-energy facility. Please refer to Note 14 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information.

EBITDA in the above table includes the following:	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net increase in contract profit from regular revaluation of final estimated contract profit revisions:(1)
Global E&C Group	$2,400	$13,800	$13,600	$38,200
Global Power Group	3,800	16,400	23,000	36,600

Total	$6,200	$30,200	$36,600	$74,800

License settlement in our Global Power Group(2)	$—	$—	$32,500	$—

Litigation settlement in our E&C Group(3)	—	—	3,000	—

Reversal of previously accrued penalties on unrecognized tax benefits in our C&F Group(4)		—	8,100

Net asbestos-related provision/(gain) in our C&F Group(5)	$2,000	$2,000	$5,200	$(9,800)
Charges for severance-related postemployment benefits:
Global E&C Group	$800	$1,000	$2,800	$3,900
Global Power Group	600	3,000	700	4,100
C&F Group	—	—	—	400

Total	$1,400	$4,000	$3,500	$8,400

(1)	Please refer to “Revenue Recognition on Long-Term Contracts” in Note 1 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding changes in our final estimated contract profit.
(2)	During the nine months ended September 30, 2014, our Global Power Group received a cash payment as a result of a favorable settlement in connection with the terms related to the expiration of a steam generator technology license, which was recognized in other income, net.
(3)	During the nine months ended September 30, 2014, our Global E&C Group recognized a favorable impact to EBITDA of $3,000 related to a post judgment settlement of a lawsuit for less than the previously accrued amount, which was recognized in other deductions, net.
(4)	During the nine months ended September 30, 2014, other deductions, net included a credit of $8,100 related to the reversal of previously accrued penalties on unrecognized tax benefits which were released as a result of settlements with non-U.S. tax authorities.
(5)	Please refer to Note 13 to the consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding the revaluation of our asbestos liability and related asset.

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

Business Segments

Global E&C Group

	Quarter Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Operating revenues	$693,726	$615,028	$78,698	12.8%	$1,892,460	$1,865,721	$26,739	1.4%

EBITDA	$62,903	$59,940	$2,963	4.9%	$159,366	$157,261	$2,105	1.3%

Results

Our Global E&C Group’s operating revenues by geographic region for the quarter and nine months ended September 30, 2014 and 2013, based upon where our projects are being executed, were as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Africa	$17,061	$12,639	$4,422	35.0%	$44,542	$52,259	$(7,717)	(14.8)%
Asia Pacific	133,781	115,028	18,753	16.3%	385,217	369,897	15,320	4.1%
Europe	155,339	130,874	24,465	18.7%	441,427	408,172	33,255	8.1%
Middle East	129,980	91,099	38,881	42.7%	383,261	231,764	151,497	65.4%
North America	214,847	180,860	33,987	18.8%	482,499	592,512	(110,013)	(18.6)%
South America	42,718	84,528	(41,810)	(49.5)%	155,514	211,117	(55,603)	(26.3)%

Total	$693,726	$615,028	$78,698	12.8%	$1,892,460	$1,865,721	$26,739	1.4%

Please refer to the “—Overview of Segment” section below for a discussion of our Global E&C Group’s market outlook.

Quarter Ended September 30, 2014

Our Global E&C Group experienced an increase in operating revenues of 13% in the third quarter of 2014, compared to the same period in 2013. This change included decreased flow-through revenues of $85,100. Excluding flow-through revenues and currency impacts, our Global E&C Group’s operating revenues increased 33% in the third quarter of 2014, compared to the same period in 2013.

Our Global E&C Group’s EBITDA increased in the third quarter of 2014, compared to the same period in 2013. This increase was primarily driven by an increase in contract profit of $4,300, partially offset by decreased equity earnings from our Global E&C Group’s projects in Italy of $1,100, as described below. The contract profit increase was driven by increased volume of operating revenues, excluding flow-through revenues, partially offset by decreased contract profit margin.

Nine Months Ended September 30, 2014

Our Global E&C Group experienced an increase in operating revenues of 1% in the first nine months of 2014, compared to the same period in 2013. This change included decreased flow-through revenues of $234,000. Excluding flow-through revenues and currency impacts, our Global E&C Group’s operating revenues increased 19% in the first nine months of 2014, compared to the same period in 2013.

Our Global E&C Group’s EBITDA increased in the first nine months of 2014, compared to the same period in 2013. The increase in EBITDA was primarily driven by decreased sales pursuit costs of $8,100, a favorable impact of $3,000 related to a post judgment settlement of a lawsuit during the first nine months of 2014 for less than the previously accrued amount and the favorable impact of a decreased charge for severance-related postemployment benefits recognized in SG&A on our consolidated statement of operations of $1,700. These increases were partially offset by decreased contract profit of $7,600 and decreased equity earnings from our Global E&C Group’s projects in Italy of $3,700, described below, and increased SG&A expenses of $2,200 related to the settlement of an earnout provision in connection with a prior business combination. The remaining variance compared to the first nine months of 2013 was comprised of several smaller movements from multiple categories within EBITDA. The contract profit decrease was driven by decreased contract profit margin, partially offset by increased volume of operating revenues, excluding flow-through revenues.

Please refer to Note 2 to the consolidated financial statements in this quarterly report on Form 10-Q for further information related to the settlement of an earnout provision in connection with a prior business combination discussed above.

Equity Earnings from Projects in Italy

Our projects in Italy recognized net equity earnings of $400 and $1,500 in the third quarter of 2014 and 2013, respectively, and recognized net equity earnings of $1,200 and $4,900 in the first nine months of 2014 and 2013, respectively. Our equity earnings were unfavorably impacted in the quarter and nine months ended September 30, 2014, compared to the corresponding periods in 2013, by the expiration of a royalty agreement at our project that generated earnings from royalty payments linked to the price of natural gas. This project experienced decreased equity earnings in the quarter and nine months ended September 30, 2014, compared to the corresponding periods in 2013, of $1,000 and $2,300, respectively. Additionally, our equity earnings from our projects in Italy, during the nine months ended September 30, 2014, were unfavorably impacted by a provision for a tariff related to the net power supplied to the electrical grid at our waste-to-energy project. The impact of this provision decreased our equity earnings by $1,300, of which $1,100 related to the impact of the tariff for years prior to 2014. Our waste-to-energy project experienced a decrease in equity earnings in the nine months ended September 30, 2014, compared to the corresponding period in 2013, of $700.

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

Our primary operating focus continues to be booking quality new business and effectively and efficiently executing our contracts. The global markets in which we operate are largely dependent on overall economic conditions and global or regional economic growth rates and the resultant demand for oil and gas, electric power, petrochemicals, refined products and minerals and metals. Our Global E&C Group has been impacted by unfavorable economic growth rates in most of its global markets in recent years, with global economic activity having improved only slightly since the latter portion of 2013. Expectations of stronger global economic growth for the remainder of 2014 and for 2015 have recently become somewhat weaker than what they had been earlier in 2014. These expectations have been impacted by several increasing downside risks related to: slower growth than anticipated in the emerging market economies; risk of lower-than-expected inflation in advanced economies, particularly the Eurozone, where persistent low inflation could harm the fragile economic recovery by reducing consumer spending and impacting the ability of governments and businesses to repay debt; and increasing geopolitical risks. Geopolitical issues are already negatively impacting project investment in the affected and surrounding countries, with delays or cancellations of planned investments becoming more widespread. These geopolitical developments include the security situation in Iraq and Syria, which has deteriorated further in recent weeks, the political and civil situation in Ukraine along with the tightening of sanctions against Russia and the political unrest earlier this year in Thailand. Additionally, in Venezuela, the economic crisis continues to impact timely payment by the national oil company to contractors, including us, for work executed under contract. If any of these risks materialize and/or intensify, the ability of our Global E&C Group to book work could be negatively impacted, which could have a material negative impact on our business.

In the engineering and construction industry, we expect long-term demand to be strong for the end products produced by our clients, and we believe that this long-term demand will continue to stimulate investment by our clients in new, expanded and upgraded facilities. Our clients plan their investments based on long-term time horizons. We believe that global demand for energy, chemicals, minerals and pharmaceuticals will continue to grow over the long-term and that clients will continue to invest in new and upgraded capacity to meet that demand. Global markets in the engineering and construction industry are experiencing intense competition among engineering and construction contractors and pricing pressure for contracts awarded. Client companies are placing planned investments under significantly greater scrutiny and planned projects are facing greater internal competition for available capital expenditure within their organizations. This is leading to protracted decision-making prior to making final investment decisions, as well as project postponement, cancellation, piecemeal release of work or significant scope reduction. This is evident in all regions, including North America, where final investment decisions by clients for projects relating to the monetization of shale gas are proceeding more slowly than expected. However, we are still seeing clients continuing to develop new projects and, after making final investment decisions, moving forward with planned projects.

Although bookings in the third quarter of 2014 were below our expectations, we continue to be successful in booking contracts of varying types and sizes in our key end markets, including two project management consultancy awards and a detailed design and procurement award for upgrade projects at three refineries in South America, a front-end engineering design award for a new petrochemicals facility in Asia, an engineering, procurement and construction management contract for a gas turbine generator project in Africa, the release of the balance of construction and commissioning work for an industrial facility in North America, engineering and material supply for six fired heaters for a refinery in Eastern Europe, an engineering, procurement and construction, or EPC, award for a midstream facility in North America, owner’s engineer work for an LNG facility in North America, an EPC award for auxiliary heaters for a midstream client in North America, an award for engineering of a minerals processing facility for a minerals and mining client in South America, an EPC award for a chemicals facility in China, a further release of EPC work for a refinery upgrade in Europe, a construction management award for a pharmaceuticals facility in North America, an engineering, procurement and fabrication award for delayed coker heaters at a European refinery and an engineering and procurement award for a hot oil heater in South America.

We believe our success in this regard is a reflection of our technical expertise, our project execution performance, our long-term relationships with clients, our safety performance and our selective approach in pursuit of new prospects where we believe we have significant differentiators.

Global Power Group

	Quarter Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Operating revenues	$165,995	$186,798	$(20,803)	(11.1)%	$552,727	$589,656	$(36,929)	(6.3)%

EBITDA	$20,724	$45,428	$(24,704)	(54.4)%	$113,544	$115,699	$(2,155)	(1.9)%

Results

Our Global Power Group’s operating revenues by geographic region for the quarter and nine months ended September 30, 2014 and 2013, based upon where our projects are being executed, were as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Africa	$13	$55	$(42)	(76.4)%	$16	$82	$(66)	(80.5)%
Asia Pacific	72,614	93,045	(20,431)	(22.0)%	267,735	242,451	25,284	10.4%
Europe	41,799	61,444	(19,645)	(32.0)%	101,493	187,982	(86,489)	(46.0)%
Middle East	5,629	383	5,246	1369.7%	15,206	4,520	10,686	236.4%
North America	40,232	24,710	15,522	62.8%	144,440	137,071	7,369	5.4%
South America	5,708	7,161	(1,453)	(20.3)%	23,837	17,550	6,287	35.8%

Total	$165,995	$186,798	$(20,803)	(11.1)%	$552,727	$589,656	$(36,929)	(6.3)%

Please refer to the “— Overview of Segment” section below for a discussion of our Global Power Group’s market outlook.

Quarter Ended September 30, 2014

Our Global Power Group experienced a decrease in operating revenues of 11% in the third quarter of 2014, compared to the same period in 2013. This decrease was primarily driven by decreased volume of business. Excluding the impact from currency fluctuations, our Global Power Group’s operating revenues decreased 12% in the third quarter of 2014, compared to the same period in 2013.

Our Global Power Group’s EBITDA decreased in the third quarter of 2014, compared to the same period in 2013. The decrease in EBITDA was primarily driven by the impact of decreased contract profit, excluding the change related to our U.S. build, own and operate project described below, which contributed a decrease in EBITDA of $27,300 and decreased equity earnings from our Global Power Group’s project in Chile of $1,000, described below, partially offset by decreased SG&A expenses of $2,700. The decrease in contract profit was the result of decreased contract profit margins and, to a lesser extent, decreased volume of operating revenues.

Nine Months Ended September 30, 2014

Our Global Power Group experienced a decrease in operating revenues of 6% in the nine months ended September 30, 2014, compared to the same period in 2013. This decrease was primarily driven by decreased volume of business and a decrease in operating revenues of $13,400 resulting from a change in the operations and maintenance fee structure at one of our build, own and operate projects in the U.S. Please see the section below entitled “U.S. Build, Own and Operate Project” for additional information. Excluding the impacts from the U.S. build, own and operate project and currency fluctuations, our Global Power Group’s operating revenues decreased 5% in the nine months ended September 30, 2014, compared to the same period in 2013.

Our Global Power Group’s EBITDA decreased in the first nine months of 2014, compared to the same period in 2013. The decrease in EBITDA was primarily driven by decreased contract profit, excluding the change related to our U.S. build, own and operate project described below, which contributed a decrease in EBITDA of $36,200, decreased equity earnings from our Global Power Group’s project in Chile of $9,100, described below, and increased non-transaction-related legal fees of $4,800. The above items which decreased EBITDA were partially offset by income recognized during the first nine months of 2014 related to a cash payment received as a result of a favorable settlement in connection with the terms related to the expiration of a steam generator technology license of $32,500, the impact of decreased SG&A expenses of $8,300, the favorable impact of a decreased charge for severance-related postemployment benefits recognized in SG&A on our consolidated statement of operations of $2,200 and the favorable impact of increased net foreign exchange transactions gains of $2,500. The remaining variance compared to the nine months ended September 30, 2013 was comprised of several smaller movements from multiple categories within EBITDA. The decrease in contract profit was the result of decreased contract profit margins and, to a lesser extent, decreased volume of operating revenues.

Equity Earnings from Project in Chile

Our equity earnings from our project in Chile were $4,400 and $5,400 in the third quarter of 2014 and 2013, respectively, and $13,400 and $22,500 in the nine months ended September 30, 2014 and 2013, respectively. Our equity earnings in the quarter and nine months September 30, 2014 were unfavorably impacted by a decrease in the average electric tariff rates in 2014, as compared to the average electric tariff rates in the corresponding periods in 2013, which resulted in decreased equity earnings of $1,600 and $2,600, respectively. The decrease in equity earnings in the nine months ended September 30, 2014, compared to the same period in 2013, was primarily driven by three additional items: a $3,200 increase in our share of the project’s 2012 earnings recognized in the nine months ended September 30, 2013 as a result of a revised earnings allocation for 2012 that was approved in connection with the approval by the project’s governing board of the 2012 earnings distribution in the second quarter of 2013, a $3,000 increase from the reversal of an insurance-related contingency during the second quarter of 2013 and the unfavorable impact of a reversal of a risk contingency in the first quarter of 2013 associated with the insurance proceeds received by our project in Chile in connection with its 2010 earthquake loss. Excluding the above items, equity earnings would have shown an increase when comparing the nine months ended September 30, 2014 to the same period in 2013.

U.S. Build, Own and Operate Project

Martinez Cogen Limited Partnership, or MCLP, a limited liability partnership which is a majority-owned subsidiary of our Global Power Group, owns and operates a combined-cycle gas turbine facility located in Martinez, California. MCLP produces electric power and steam, and its primary customer is a refinery. During the first five months of 2013, MCLP earned revenues from the sale of power and steam to the refinery and of electric power to the grid. Pursuant to a new agreement effective in May 2013 between MCLP and the refinery, in lieu of product sales, all costs of operation are passed through to the refinery and MCLP receives a management fee. This change in fee structure resulted in a decrease in operating revenues in the first nine months of 2014 of $13,400 compared to the same period in 2013, and a corresponding decrease in contract profit of $1,600.

In 2013, pursuant to the partnership agreement between the MCLP partners, our Global Power Group’s ownership interest in MCLP increased to 99%. Our Global Power Group’s financial results for its interest in MCLP reflect this change in ownership percentage. The change in ownership interests resulted in decreased earnings to the noncontrolling interest. The foregoing changes to the project’s fee structure and allocation of earnings resulted in a minimal impact to our Global Power Group’s EBITDA during the quarter and nine months ended September 30, 2014, compared to the same periods in 2013.

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

Additionally, our Global Power Group holds a controlling interest in and operates a combined-cycle gas turbine facility and owns a noncontrolling interest in a petcoke-fired CFB facility for refinery steam and power generation.

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

Our primary operating focus continues to be booking quality new business and effectively and efficiently executing our contracts. The global markets in which we operate are largely dependent on overall economic conditions and global or regional economic growth rates and the resultant demand for oil and gas, electric power, petrochemicals, refined products and minerals and metals. Our Global Power Group has been impacted by unfavorable economic growth rates in most of its global markets in recent years, with global economic activity having improved only slightly since the latter portion of 2013. Expectations of stronger global economic growth for the remainder of 2014 and for 2015 have recently become somewhat weaker than what they had been earlier in 2014. These expectations have been impacted by several increasing downside risks related to: slower growth than anticipated in the emerging market economies; risk of lower-than-expected inflation in advanced economies, particularly the Eurozone, where persistent low inflation could harm the fragile economic recovery by reducing consumer spending and impacting the ability of governments and businesses to repay debt; and increasing geopolitical risks. Geopolitical issues are already negatively impacting project investment in the affected and surrounding countries, with delays or cancellations of planned investments becoming more widespread. These geopolitical developments include the security situation in Iraq and Syria, which has deteriorated further in recent weeks, the political and civil situation in Ukraine along with the tightening of sanctions against Russia and the political unrest earlier this year in Thailand. If any of these risks materialize and/or intensify, the ability of our Global Power Group to book work could be negatively impacted, which could have a material negative impact on our business.

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

Recently we were awarded a contract for the design and supply of four vertical heat recovery steam generators, or HRSGs, for a conversion to combined cycle project in Saudi Arabia. We also received another award for an HRSG in Mexico. In addition, we were awarded a contract to rehabilitate and optimize the wet flue gas desulfurization system for a large pulverized coal unit in West Virginia.

Liquidity and Capital Resources

Cash Flows Activities

Our cash and cash equivalents and restricted cash balances were:

	As of
	September 30, 2014	December 31, 2013	$ Change	% Change
Cash and cash equivalents	$447,658	$556,190	$(108,532)	(19.5)%
Restricted cash	60,417	82,867	(22,450)	(27.1)%

Total	$508,075	$639,057	$(130,982)	(20.5)%

Total cash and cash equivalents and restricted cash held by our non-U.S. entities as of September 30, 2014 and December 31, 2013 were $414,900 and $493,000, respectively.

During the first nine months of 2014, we experienced a decrease in cash and cash equivalents of $108,500. The decrease in cash and cash equivalents primarily reflected cash used in operating activities of $51,300, a return of capital payment to our shareholders of $39,900, capital expenditures of $17,800, distributions to noncontrolling interests of $9,400 and repayment of debt and capital lease obligations of $7,700. The above use of cash was partially offset by a decrease in restricted cash, excluding foreign currency translation effects, of $18,800 and proceeds received from the exercise of stock options of $18,300.

Cash Flows from Operating Activities

	Nine Months Ended September 30,
	2014	2013	$ Change
Net cash (used in)/provided by operating activities — continuing operations	$(51,256)	$114,082	$(165,338)

Net cash used in operating activities in the first nine months of 2014 primarily resulted from cash used for working capital of $204,300, cash used for net asbestos-related payments of $22,600, which excluded a gain and related cash receipts of $800 of an insurance receivable related to an insolvent insurance carrier as the gain was recognized in net income, and mandatory contributions to our non-U.S. pension plans of $7,400, partially offset by cash provided by net income of $189,200, which excluded non-cash charges of $61,900 and included the above gain and related cash receipts of $800 of an insurance receivable.

The increase in net cash used in operating activities of $165,300 in the first nine months of 2014, compared to the same period of 2013, resulted primarily from an increase in cash used to fund working capital that resulted in a decrease in cash of $115,000 and, to a lesser extent, decreased cash provided by net income excluding non-cash charges of $40,900, which included gains and related cash receipts of $800 and $15,800 in the first nine months of 2014 and 2013, respectively, increased cash used for net asbestos-related payments of $11,900, which excluded gains and related cash receipts of $800 and $15,800 in the first nine months of 2014 and 2013, respectively, as the gains were recognized in net income.

Working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts and the timing of the related cash receipts. During the first nine months of 2014 and 2013, we used cash to fund working capital, as cash used for services rendered and purchases of materials and equipment exceeded cash receipts from client billings, which included the impact of delayed project payments and contributed to our receivables balance. Project payments can be delayed, particularly on contracts involving national oil companies, due to those customers’ internal processes for approval of invoices and release of funds.

In particular, we had $47,000 and $54,400, as of September 30, 2014 and December 31, 2013, respectively, of accounts receivable due from the national oil company in Venezuela. The payment history of this client continues to be good; however, some of the payments continue to be significantly delayed and should oil prices remain at or below the current levels, the national oil company in Venezuela could face difficulties in servicing its foreign debt, including our receivables. In general, a delay in payment by our customers is not indicative of customer credit risk. In other cases where payments are delayed due to disagreements between us and our clients regarding the level of or quality of work performed or regarding billing terms, we assess our contractual right to invoice the client and, if we believe there is a probable commercial risk to collection of contract revenues, we provide an allowance against the valuation of contract work in progress at the individual contract level.

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

Cash Flows from Investing Activities

	Nine Months Ended September 30,
	2014	2013	$ Change
Net cash used in investing activities — continuing operations	$(444)	$(28,282)	$27,838

The net cash used in investing activities in the first nine months of 2014 was attributable primarily to capital expenditures of $17,800 and cash used for a business acquisition, net of cash acquired, of $2,000, partially offset by a decrease in restricted cash, excluding foreign currency translation effects, of $18,800, which was primarily driven by decreased client dedicated funds.

The net cash used in investing activities in the first nine months of 2013 was attributable primarily to cash used for a business acquisition, net of cash acquired, of $52,800, capital expenditures of $21,800 and cash used for investments in and advances to unconsolidated affiliates of $11,600, partially offset by proceeds received from the disposition of a business of $48,600 and cash provided by a decrease in restricted cash, excluding foreign currency translation effects, of $9,200.

The capital expenditures in the first nine months of 2014 and 2013 related primarily to leasehold improvements, information technology equipment and office equipment.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2014	2013	$ Change
Net cash used in financing activities	$(38,515)	$(167,167)	$128,652

The net cash used in financing activities in the first nine months of 2014 was attributable primarily to cash used for a return of capital payment to our shareholders of $39,900 and, to a lesser extent, payment of distributions to noncontrolling interests of $9,400 and repayment of debt and capital lease obligations of $7,700, partially offset by cash received from the exercise of stock options of $18,300.

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

Our net asbestos-related cash payments are predominately related to our U.S. subsidiaries and include indemnity and defense costs, net of insurance proceeds. During the first nine months of 2014, we had net asbestos-related cash outflows of approximately $21,800. We expect our U.S. net cash outflows for the full year 2014 to be approximately $31,700. This estimate assumes no settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos-related insurance liability or any future insurance settlements, the asbestos-related insurance receivable recorded on our balance sheet will continue to decrease.

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

We had approximately $290,600 and $253,900 of letters of credit outstanding under our senior credit agreement as of September 30, 2014 and December 31, 2013, respectively. There were no funded borrowings under our senior credit agreement as of September 30, 2014 and December 31, 2013. Based on our current operating plans and cash forecasts, we do not intend to borrow under our senior credit agreement to meet our non-discretionary liquidity needs over the next twelve months. Please refer to Note 5 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations. In addition, as described in Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q, on October 7, 2014, AMEC commenced the Offer to acquire all of the FW shares. The Offer will expire at 11:59 p.m. New York City time on November 4, 2014, unless the expiration date of the Offer is extended by AMEC. If the conditions to the Offer are satisfied or waived and the Offer is consummated, we will be in default under our senior credit agreement if such agreement is not amended or terminated. We are currently in discussion with the administrative agent targeting the cancellation of the credit facility concurrently with the change of control event.

We are not required to make any mandatory contributions to our U.S. pension plans in 2014 based on the minimum statutory funding requirements. We made mandatory contributions totaling approximately $7,400 to our non-U.S. pension plans during the first nine months of 2014. Based on the minimum statutory funding requirements for 2014, we expect to make mandatory contributions totaling approximately $8,200 to our non-U.S. pension plans for the full year. Additionally, we may elect to make discretionary contributions to our U.S. and/or non-U.S. pension plans during 2014.

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

Based on the aggregate share repurchases under our program through September 30, 2014, we were authorized to repurchase up to an additional $270,054 of our outstanding shares as of such date. Any repurchases will be made at our discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and will depend on a variety of factors, including market conditions, share price and other factors. The program does not obligate us to acquire any particular number of shares. The program has no expiration date and may be suspended or discontinued at any time. Any repurchases made pursuant to the share repurchase program will be funded using our cash on hand. Through September 30, 2014, we have repurchased 50,502,778 shares for an aggregate cost of approximately $1,234,344 since the inception of the repurchase program announced on September 12, 2008. We have executed the repurchases in accordance with 10b5-1 repurchase plans as well as other privately negotiated transactions pursuant to our share repurchase program. The 10b5-1 repurchase plans allow us to purchase shares at times when we may not otherwise do so due to regulatory or internal restrictions. Purchases under the 10b5-1 repurchase plans are based on parameters set forth in the plans. For further information, please refer to Part II, Item 2 of this quarterly report on Form 10-Q.

In October 2014, we acquired all of the ordinary shares and options of MDM Engineering. Our aggregate cash needs related to this acquisition were approximately $109,000. Please refer to Note 2 to the consolidated financial statements in this quarterly report on Form 10-Q for further information regarding this agreement.

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

The tables below detail our new orders and backlog of unfilled orders by period and include balances for discontinued operations for the quarter and nine months ended September 30, 2013 which were insignificant based on our consolidated and business group balances:

New Orders, Measured in Terms of Future Revenues

	September 30, 2014			September 30, 2013
	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total
By Project Location:
Quarter Ended
Africa	$10,300	$—	$10,300	$4,900	$—	$4,900
Asia Pacific	65,900	7,400	73,300	97,200	38,500	135,700
Europe	109,200	24,100	133,300	117,300	71,300	188,600
Middle East	68,300	31,800	100,100	120,400	1,500	121,900
North America	205,600	71,700	277,300	1,114,900	59,600	1,174,500
South America	13,100	12,300	25,400	43,700	7,000	50,700

Total	$472,400	$147,300	$619,700	$1,498,400	$177,900	$1,676,300

Nine Months Ended
Africa	$35,800	$—	$35,800	$43,200	$100	$43,300
Asia Pacific	325,800	365,300	691,100	281,100	162,500	443,600
Europe	852,500	79,600	932,100	370,100	142,000	512,100
Middle East	252,400	70,100	322,500	249,600	2,000	251,600
North America	549,100	180,400	729,500	1,536,400	140,400	1,676,800
South America	124,100	25,800	149,900	146,700	20,100	166,800

Total	$2,139,700	$721,200	$2,860,900	$2,627,100	$467,100	$3,094,200

By Industry:
Quarter Ended
Power generation	$54,500	$138,600	$193,100	$43,700	$164,500	$208,200
Oil refining	232,900	—	232,900	264,600	—	264,600
Pharmaceutical	15,800	—	15,800	194,900	—	194,900
Oil and gas	66,800	—	66,800	79,300	—	79,300
Chemical/petrochemical	74,700	—	74,700	896,600	—	896,600
Power plant design, operation and maintenance	11,400	8,700	20,100	14,500	13,400	27,900
Environmental	2,900	—	2,900	1,400	—	1,400
Other, net of eliminations	13,400	—	13,400	3,400	—	3,400

Total	$472,400	$147,300	$619,700	$1,498,400	$177,900	$1,676,300

Nine Months Ended
Power generation	$123,300	$687,800	$811,100	$46,400	$406,000	$452,400
Oil refining	1,136,800	—	1,136,800	850,400	—	850,400
Pharmaceutical	96,800	—	96,800	235,000	—	235,000
Oil and gas	321,400	—	321,400	273,000	—	273,000
Chemical/petrochemical	371,100	—	371,100	1,104,400	—	1,104,400
Power plant design, operation and maintenance	43,000	33,400	76,400	36,300	61,100	97,400
Environmental	9,300	—	9,300	5,000	—	5,000
Other, net of eliminations	38,000	—	38,000	76,600	—	76,600

Total	$2,139,700	$721,200	$2,860,900	$2,627,100	$467,100	$3,094,200

Backlog, Measured in Terms of Future Revenues

	As of September 30, 2014			As of December 31, 2013
	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total
By Contract Type:
Lump-sum turnkey	$5,800	$32,800	$38,600	$22,300	$7,200	$29,500
Other fixed-price	476,400	660,800	1,137,200	484,600	581,900	1,066,500
Reimbursable	2,921,000	22,800	2,943,800	2,889,600	19,000	2,908,600

Total	$3,403,200	$716,400	$4,119,600	$3,396,500	$608,100	$4,004,600

By Project Location:
Africa	$26,000	$—	$26,000	$36,700	$100	$36,800
Asia Pacific	479,500	370,200	849,700	579,700	342,800	922,500
Europe	793,500	81,500	875,000	462,300	114,000	576,300
Middle East	670,200	52,400	722,600	837,500	1,700	839,200
North America	1,185,200	185,500	1,370,700	1,177,100	124,300	1,301,400
South America	248,800	26,800	275,600	303,200	25,200	328,400

Total	$3,403,200	$716,400	$4,119,600	$3,396,500	$608,100	$4,004,600

By Industry:
Power generation	$79,400	$682,700	$762,100	$27,800	$572,000	$599,800
Oil refining	1,880,700	—	1,880,700	1,562,100	—	1,562,100
Pharmaceutical	59,000	—	59,000	44,500	—	44,500
Oil and gas	245,400	—	245,400	302,800	—	302,800
Chemical/petrochemical	1,027,600	—	1,027,600	1,247,400	—	1,247,400
Power plant design, operation and maintenance	62,000	33,700	95,700	152,000	36,100	188,100
Environmental	5,800	—	5,800	5,400	—	5,400
Other, net of eliminations	43,300	—	43,300	54,500	—	54,500

Total	$3,403,200	$716,400	$4,119,600	$3,396,500	$608,100	$4,004,600

Backlog, measured in terms of Foster Wheeler Scope	$2,694,100	$715,700	$3,409,800	$2,973,200	$605,200	$3,578,400

Global E&C Group Man-hours in Backlog (in thousands)	20,000		20,000	21,400		21,400

The foreign currency translation impact as of September 30, 2014 compared to December 31, 2013 resulted in decreases on backlog and Foster Wheeler scope backlog of $151,300 and $79,000, respectively.

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

Application of Critical Accounting Estimates

Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Management and the Audit Committee of our Board of Directors approve the critical accounting policies. A full discussion of our critical accounting policies and estimates is included in our 2013 Form 10-K. We did not have a significant change to the application of our critical accounting policies and estimates during the first nine months of 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine months of 2014, there were no material changes in the market risks as described in our annual report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to Note 13 to the consolidated financial statements in this quarterly report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks and uncertainties, including those disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2013. No material changes to the risk factors disclosed in such annual report on Form 10-K have been identified during the first nine months of 2014.

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

The following table provides information with respect to purchases under our share repurchase program during the third quarter of 2014.

Fiscal Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 through July 31, 2014	—	$—	—
August 1, 2014 through August 31, 2014	—	—	—
September 1, 2014 through September 30, 2014	—	—	—

Total	—	$—	—	$270,054

(1)	No shares were repurchased pursuant to our share repurchase program during the third quarter of 2014. As of September 30, 2014, we were authorized to spend up to an additional $270,054 to repurchase our outstanding shares. The repurchase program has no expiration date and may be suspended for periods or discontinued at any time. We did not repurchase any shares other than through our publicly announced repurchase program.
(2)	As of September 30, 2014, an aggregate of 50,502,778 shares were purchased for a total of $1,234,344 since the inception of the repurchase program announced on September 12, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibits

2.1	Second Deed of Amendment, dated October 2, 2014, to the Implementation Agreement, dated February 13, 2014 (as amended from time to time), by and between AMEC plc and Foster Wheeler AG. (Filed as Exhibit 2.1 to Foster Wheeler AG’s Form 8-K, filed on October 2, 2014, and incorporated herein by reference.)

23.1	Consent of Analysis, Research & Planning Corporation.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of J. Kent Masters.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER AG
(Registrant)

Date: November 3, 2014	/S/ J. KENT MASTERS
J. KENT MASTERS
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: November 3, 2014	/S/ FRANCO BASEOTTO
FRANCO BASEOTTO
EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
OFFICER AND TREASURER